Form 10-Q
period 1996-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1996-05-15
CIK 855874

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q
                                   ---------


                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


For the Quarter Ended:

March 31, 1996                           Commission File Number   0-18279
                                                                -----------


                        Tri-County Financial Corporation

               (Exact Name of Registrant as Specified in Charter)


         Maryland                                     52-0692188
- - -------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

3035 Leonardtown Road
Waldorf, Maryland  20601
(Address of Principal Executive Offices)

Registrant's Telephone Number:  (301) 645-5601

Securities Registered Pursuant to Section 12(g) of Act:

                     Capital Stock Par Value $.01 per Share
                     --------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X    No
                                             -----     ------

Number of Shares of Capital Stock

Outstanding as of May 1, 1996            740,804

TRI-COUNTY FINANCIAL CORPORATION

TABLE OF CONTENTS
- - ------------------------------------------------------------------------------

                                     Index
                                     -----

                                                                         PAGE
PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements

 Consolidated Statements of Financial Condition at
  March 31, 1996, and December 31, 1995                                    3

 Consolidated Statements of Income for the Three-Month
  Periods Ended March 31, 1996 and 1995                                  4-5

 Consolidated Statements of Cash Flows for the Three-Month
  Periods Ended March 31, 1996 and 1995                                  6-7

 Notes to Consolidated Financial Statements                              8-9

Item 2 - Management's Discussion and Analysis of Operations               10

PART II - OTHER INFORMATION                                               11

SIGNATURES                                                                12

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1996, AND DECEMBER 31, 1995
- - --------------------------------------------------------------------------------

                                                    March 31,     December 31,
                                                      1996            1995
                                                  ------------   -------------
ASSETS
CASH AND CASH EQUIVALENTS:
  Noninterest-bearing                             $  1,260,329   $     786,113
  Interest-bearing                                   4,795,491       3,264,106
                                                  ------------   -------------
        Total cash and cash equivalents              6,055,820       4,050,219

  Investment securities available for sale
   at fair value                                    14,373,544      14,903,798
  Investment securities held to maturity
   at amortized cost                                   881,600         881,600
  Mortgage-backed securities available
   for sale
  Mortgage-backed securities available
   for sale at fair value                           32,045,713      30,793,682
  Mortgage-backed securities held to
   maturity
  Mortgage-backed securities held to
   maturity at amortized cost                        1,094,394       1,160,672
  Loans receivable-net                             106,565,296     107,340,325
  Loans held for sale                                  640,905         476,750
  Accrued interest receivable                        1,228,649       1,093,113
  Other assets                                         498,455         383,678
  Net Premises and equipment                         3,276,969       3,178,806
                                                  ------------    ------------

TOTAL ASSETS                                      $166,661,345    $164,262,643
                                                  ------------    ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                          $131,947,067    $129,348,276
Advances from Federal Home Loan Bank                12,000,000      13,250,000
Notes payable and other borrowings                   4,431,049       4,302,845
Advance payments by borrowers for
 taxes and insurance                                 1,158,229         685,767
Accounts payable, accrued expenses,
 and other liabilities                                 543,185         614,952
Current and deferred income taxes                      284,846          89,655
                                                  ------------    ------------

        Total liabilities                          150,364,376     148,291,495
                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock                                           7,057           6,851
  Capital in excess of par                           5,124,706       5,021,350
  Stock dividend distributable                         529,311           -
  Net unrealized gain on investment securities
   and mortgage-backed securities available
   for sale                                              7,269         232,123
  Retained earnings                                 10,628,626      10,710,824
                                                  ------------    ------------

        Total stockholders' equity                  16,296,969      15,971,148
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $166,661,345    $164,262,643
                                                  ------------    ------------

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATMENTS OF INCOME
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- - ------------------------------------------------------------------------------

                                                          Three Months Ended
                                                                March 31,
                                                       -----------------------
                                                          1996         1995
INTEREST INCOME:
  Interest on loans                                    $2,530,610   $2,426,293
  Interest on mortgage-back securities                    560,374      502,296
  Interest and dividends on investment securities         255,997      273,853
                                                       ----------   ----------
        Total interest revenues                         3,346,981    3,202,442
                                                       ----------   ----------
INTEREST EXPENSES:
  Deposits                                              1,352,739    1,194,294
  Federal Home Loan Bank advances                         181,713      116,441
  Notes payable and other borrowings                       82,605      127,551
                                                       ----------   ----------
        Total interest expenses                         1,617,057    1,438,286
                                                       ----------   ----------
NET INTEREST INCOME                                     1,729,924    1,764,156

LOAN LOSS PROVISION                                        60,000       36,000
                                                       ----------   ----------
        Net interest income after loan loss provision   1,669,924    1,728,156
                                                       ----------   ----------

OTHER INCOME:
  Loan service charges                                     67,756       59,310
  Gain on sale of investments and mortgage-back
   securities available for sale                                -       18,544
  Gain on sale of loans held for sale                      41,220            -
  Service charges                                          73,874       76,383
  Other                                                    18,004      (16,597)
                                                       ----------   ----------

        Total other income                                200,854      137,640
                                                       ----------   ----------


                                                                   (Continued)
See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- - -------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1996         1995
OPERATIONS EXPENSES:
  Employee compensation and benefits                    $  536,576   $  514,900
  Occupancy expense                                         92,692       73,857
  Federal insurance premium and surety bond premiums        87,054       85,076
  Data processing expense                                   59,302       44,447
  Other                                                    291,533      227,066
                                                        ----------   ----------

        Total operating expenses                         1,067,157      945,346
                                                        ----------   ----------

INCOME BEFORE INCOME TAXES                                 803,621      920,450

INCOME TAXES                                               285,934      331,622
                                                        ----------   ----------

NET INCOME                                              $  517,687   $  588,828
                                                        ==========   ==========

EARNINGS PER SHARE:
  Primary                                               $     0.67   $     0.80/(1)/
  On a fully diluted basis                                    0.67         0.79

                                                                    (Concluded)
/(1)/  Restated to reflect 1996 stock dividends.

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- - -------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                         March 31
                                                             --------------------------------
                                                                    1996            1995

INCREASE IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net income                                                   $    517,687    $    588,828
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                         60,000          36,000
   Net loan charge-offs and recoveries                               (1,138)        (20,763)
   Provision for depreciation and amortization                       64,413          69,796
   Amortization of premium/discount on
    mortgage-backed securities and investments                      (24,967)        (15,143)
   Capitalization of interest expense on notes payable                  -            19,074
   Provision for deferred income tax (benefit)                      (10,863)         22,736
   Increase in interest receivable                                 (135,536)        (86,363)
   Decrease in deferred loan fees                                   (58,173)        (43,398)
   Increase (decrease) in accounts payable, accrued
    expenses, and other liabilities                                 177,130         (81,327)
   (Increase) decrease in other assets                             (114,777)        179,195
   Loss on sale of premises and equipment                               -            33,595
   Originations of loans available for sale                       (2,700,155)    (1,190,000)
   Gain on sale of mortgage-backed and investment
    securities available for sale                                        -          (18,544)
   Proceeds from sales of loans available for sale                 2,536,000      1,032,000
   Proceeds from disposition of foreclosed real estate                   -           53,833
   Federal home loan bank stock dividends                                -          (10,200)
                                                                ------------    -----------
        Net cash provided by operating activities                    309,621        569,319
                                                                ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale            (2,174,968)    (1,168,640)
  Principal collected on loans                                    12,812,471     10,075,975
  Principal collected on mortgage-backed securities                   66,278        307,060
  Loans originated or acquired                                   (12,038,131)   (13,752,977)
  Purchase of mortgage-backed securities available for sale       (1,995,000)           -
  Proceeds from sale or redemption of mortgaged-backed
   securities available for sale                                     359,734      1,807,375
  Proceeds from sale of investment securities
   available for sale                                              2,775,152        801,297
  Purchase of mortgage-backed securities held to maturity                -       (1,000,000)
  Purchase of premises and equipment                                (149,983)       (28,926)
                                                                ------------    -----------
        Net cash used in invested activities                        (344,447)    (2,958,836)
                                                                ------------    -----------



TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- - -------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31
                                                    --------------------------
                                                        1996          1995

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  2,598,791      (251,975)
  Proceeds from FHLB advances                         20,500,000     2,000,000
  Payments of maturing FHLB advances                 (21,750,000)        -
  Net increase in other short-term borrowings            254,732       501,695
  Net increase in advance payments by borrowers
   for taxes and insurance                               472,462       374,549
  Exercise of stock options                              103,563        30,000
  Payments on notes payable                             (139,121)     (114,058)
                                                    ------------   -----------
        Net cash flows provided by financing
         activities                                    2,040,427     2,540,211
                                                    ------------   -----------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                           2,005,601       150,694

CASH AND CASH EQUIVALENTS-JANUARY 1,                   4,050,219     3,471,953
                                                    ------------   -----------
CASH AND CASH EQUIVALENTS-MARCH 31,                  $ 6,055,820   $ 3,622,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Accounting Policies:
   Cash equivalents include short-term amounts
    due from banks
   Noncash transactions:
   Cash paid during the three months for:
    Interest                                         $ 1,641,829   $ 1,416,824
    Income taxes                                          -             -


Tri-County Financial Corporation declared a 5% stock dividend payable April 15, 1996, and April 17, 1995, respectively, to shareholders of record on March 4, 1996, and March 3, 1995, respectively. The Corporation also declared a $.10 per share cash dividend to shareholders of record on March 4, 1996, payable on April 15, 1996; and March 3, 1995, payable on April 17, 1995. Retained earnings in the amount of $599,886 in 1996 and $777,018 in 1995 was transferred to stock dividend distributable and accounts payable to reflect these dividends.

See notes to consolidated financial statements.             (Concluded)

TRI-COUNTY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Tri-County Federal Savings Bank (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the Office of Thrift Supervision. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

      It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

2.    EARNINGS PER SHARE

      Primary and fully diluted earnings per share, giving effect to the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1996       1995

  Primary                                           769,958     733,354
  Fully diluted                                     769,958     742,202


3.    NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amended certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When the Company purchases or originates mortgage loans, the cost of acquiring those loans includes the cost of the related mortgage servicing rights
      (MSRs). If the Company sells or securitizes the loans and retains the MSRs, the Company allocates the total cost of the mortgage loans between the MSRs and the loans (without MSRs) based on their relative fair values, if practicable. Any cost allocated to the MSRs is recognized as a separate asset. MSRs are amortized in proportion to and over the period of estimated net servicing income and are evaluated for impairment based on their fair value. During 1996 and 1995, the Company did not sell or securitize loans and retain the MSRs.

      Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." This Statement gives the Company the option of either (1) continuing to account for stock options and other forms of stock compensation under the accounting rules defined in APB No. 25, "Accounting for Stock Issued to Employees," while providing the disclosures required under SFAS 123 or (2) adopting SFAS 123 accounting for all stock compensation arrangements. The Company continues to account for stock options under the accounting rules stated in APB No. 25, and will provide the additional disclosures required under SFAS 123.

      Regulatory Issues - The Federal Deposit Insurance Corporation administers two separate deposit insurance funds, the BIF and SAIF. Congress is considering legislation that would recapitalize the SAIF fund through a special assessment on FDIC-insured institutions with SAIF deposits. While the specifics of the legislation have not been finalized, the impact of this deposit assessment could result in a future after-tax expense to the Company in an amount in excess of $700,000. This amount would be recorded as an expense if and when the legislation is enacted.

                                  * * * * * *

MANAGEMENT DISCUSSION AND ANALYSIS

Results of operations:

Net income for the three months ended March 31, 1996, decreased $71,141, or 12%, over the comparable period in 1995. This decrease in net income is a direct result of the prolonged flat yield curve wherein the cost of funds remained high while the yield on longer term loan products declined. The effect of the curve reduced the marginal spread available to cover the cost of operations. Correspondingly, some of the assets in the investment portfolio began to experience early payoff as the issuer obtained better rates by calling the investment prior to its maturity and reissuing it at the more attractive long-term rates currently available. During the quarter, $1 million of such investments were called by issuers, contributing to the decline in investment income of 6.5% or $17,856 in the current quarter as compared to the comparable quarter in the previous year. The Bank has received notification that several of its other investments will be called in the second quarter of 1996. The proceeds of the redeemed investments will be used to curtail short-term debt until other appropriate investment opportunities become available.

At the conclusion of the quarter, the yield at the long end of the yield curve began to increase. Long-term rates increased by over 50 basis points and, as a result, the higher rate environment discouraged many consumers from initiating the purchase of their first or a larger home, as well as refinancing existing loans for a lower rate. Our volume of originations was 12% less than the comparable period in 1995.

Total interest revenues increased by 4.5% or $144,539 over the comparable quarter in 1995. Total interest expense increased 12.4% or $178,771 during that same quarter, reflecting a continued squeeze of margins in the quarter. The resulting net interest income decreased by 1.9% compared to the first quarter of 1995.

As the Bank makes more consumer lending products available, management feels it is prudent to establish slightly higher loss reserves to match the increased risk. The loan loss provision for the first quarter of 1996 was, therefore, increased to $60,000 from the $36,000 level provided in 1995. Nonperforming loans continue to be well managed, with a balance of $819,000, or 0.77% of the net loan portfolio at March 31, 1996.

Other income in 1996 was $18,004, composed primarily of rental income from excess office space in the building housing the main office. This compares to a loss of $16,597 in 1995 generated by the disposal of certain obsolete fixed assets that offset the rental income.

While continued cost containment measures are being taken, operating expenses during the quarter increased by 12.9%. Facility renovations were considered prudent to improve security at various branches. Substantial training has occurred and systems were obtained or upgraded to allow staff to service the increasingly complex array of services offered by the Bank. Advertising costs have increased in response to competition in our market.

Assets increased only 1.5% since December 31, 1995, with virtually no significant change in the composition of the balance sheet.

Changes in the stockholders' equity section of the balance sheet were caused by a $224,854 reduction in the market valuation allowance from the December 31, 1995 level. Since the adoption of SFAS 115, the portfolio of investments has been "marked to market" with any changes in current market value flowing through stockholders' equity. During the quarter, the increased slope of the yield curve has caused intermediate-term and long-term investments held by the Bank to decline in market value. This fluctuation in valuation will persist until the market detects some stability or visible change in direction in the interest rate scenario.

TRI-COUNTY FINANCIAL CORPORATION

PART II - OTHER INFORMATION
- - --------------------------------------------------------------------------------

Item 1 - LEGAL PROCEEDINGS

         Not Applicable.

Item 2 - CHANGES IN SECURITIES

         Not Applicable.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Item 5 - OTHER INFORMATION

         None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Tri-County Financial Corporation


Date:  May 14, 1996                     By: /s/ Michael L. Middleton
     ------------------                     --------------------------------
                                            Michael L. Middleton, President
                                             and Chairman of the Board



Date:  May 14, 1996                     By: /s/ Henry A. Shorter, Jr.
     ------------------                     --------------------------------
                                            Henry A. Shorter, Jr., Secretary