Form 10-Q
period 1996-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1996-08-14
CIK 855874

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended:                Comission File Number 0-18279
                                                            -------
June 30, 1996



         MARYLAND                                    52-0692188
- ---------------------------------     ----------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number
Incorporation or Organization)


                         Tri-County Financial Corporation
               ---------------------------------------------------
                (Exact Name of Registrant as Specified in Charter)



3035 Leonardtown Road
Waldorf, Maryland 20601
- -------------------------
(Address of Principal Executive Offices)


Registrant's Telephone Number:  (301) 645-5601

Securities Registered Pursuant to Section 12(g) of Act:


                    CAPITAL STOCK, PAR VALUE $.01 PER SHARE
                    ---------------------------------------
                                (Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No
                                            ----     ----

Number of Shares of Capital Stock
Outstanding as of July 31, 1996      740,854

TRI-COUNTY FINANCIAL CORPORATION

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                            Page

                                     Index

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

  Consolidated Statements of Financial Condition at
   June 30, 1996 and December 31, 1995                                       2

  Consolidated Statements of Operations for the Six-Month
   and the Three-Month Periods Ended June 30, 1996 and 1995                  3

  Consolidated Statements of Cash Flows for the Six-Month
   Periods Ended June 30, 1996 and 1995                                     4-5

  Notes to Unaudited Consolidated Financial Statements                      6-7

  Management's Discussion and Analysis of Operations                        8-10

PART II - OTHER INFORMATION                                                  11

SIGNATURES                                                                   12

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1996 AND DECEMBER 31, 1995
- -------------------------------------------------------------------------------

                                                    June 30,      December 31,
                                                      1996            1995

ASSETS
CASH AND CASH EQUIVALENTS:
  Noninterest-bearing                             $    805,907         786,113
  Interest-bearing                                   3,935,102       3,264,106
                                                  ------------   -------------
    Total cash and cash equivalents                  4,741,009       4,050,219


  INVESTMENT SECURITIES AVAILABLE
  FOR SALE--At fair value                           12,295,324      14,903,798


  INVESTMENT SECURITIES HELD TO
  MATURITY--At amortized cost                          881,600         881,600


  MORTGAGE-BACKED SECURITIES AVAILABLE
  FOR SALE--At fair value                           33,270,559      30,793,682


  MORTGAGE-BACKED SECURITIES HELD TO
  MATURITY--At amortized cost                        1,030,283       1,160,672


LOANS RECEIVABLE--Net                              108,642,609     107,340,325


LOANS HELD FOR SALE                                     90,000         476,750


NET PREMISES AND EQUIPMENT                           3,349,767       3,178,806


ACCRUED INTEREST RECEIVABLE                          1,147,932       1,093,113


OTHER ASSETS                                           715,337         383,678
                                                  ------------   -------------
TOTAL ASSETS                                      $166,164,420    $164,262,643
                                                  ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
  Deposits                                        $133,408,867    $129,348,276
  Advances from Federal Home Loan Bank              13,000,000      13,250,000
  Notes payable and other borrowings                 1,100,109       4,302,845
  Advance payments by borrowers for taxes and
   insurance                                         1,451,127         685,767
  Current and deferred income taxes                     49,190          89,655
  Accounts payable, accrued expenses, and other
   liabilities                                         643,363         614,952
                                                  ------------   -------------
    Total liabilities                              149,652,656     148,291,495
                                                  ------------   -------------
STOCKHOLDERS' EQUITY:
  Common stock                                           7,408           6,851
  Capital in excess of par                           5,650,196       5,021,350
  Net unrealized (loss) gain on investment
   securities and mortgage-backed securities
   available for sale                                 (192,082)        232,123
  Retained earnings                                 11,046,242      10,710,824
                                                  ------------   -------------
    Total stockholders' equity                      16,511,764      15,971,148
                                                  ------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $166,164,420    $164,262,643
                                                  ============   =============
See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------

                             SIX MONTHS ENDED          THREE MONTHS ENDED
                                 JUNE 30,                   JUNE 30,
                         ----------------------     -----------------------
                            1996        1995           1996         1995
INTEREST REVENUES:
  Interest on loans      $4,974,819  $4,849,445     $2,444,209   $2,423,152
  Interest on
   mortgage-backed
   securities             1,154,274     999,375        593,900      497,079
  Interest and
   dividends on
   investment
   securities               460,957     568,216        204,960      294,363
                         ----------  ----------     ----------   ----------
      Total interest
       revenues           6,590,050   6,417,036      3,243,069    3,214,594
                         ----------  ----------     ----------   ----------
INTEREST EXPENSES:
  Deposits                2,707,374   2,479,998      1,354,635    1,285,704
  Federal Home Loan
   Bank advances            365,407     227,484        183,694      111,043
  Notes payable and
   other borrowings         110,463     223,411         27,858       95,860
                         ----------  ----------     ----------  -----------
      Total interest
       expenses           3,183,244   2,930,893      1,566,187    1,492,607
                         ----------  ----------     ----------  -----------
NET INTEREST INCOME       3,406,806   3,486,143      1,676,882    1,721,987


LOAN LOSS PROVISION         120,000      80,000         60,000       44,000
                         ----------  ----------     ----------  -----------
      Net interest
       income after
       loan loss
       provision          3,286,806   3,406,143      1,616,882    1,677,987
                         ----------  ----------     ----------  -----------
OTHER INCOME:
  Loan service charges      134,046     129,372         66,290       70,062
  Gain on sale of
   investment and
   mortgage-backed
   securities available
   for sale                      --      17,625             --           --
  Gain (loss) on sale
   of loans held for
   sale                      71,312        (919)        30,092         (919)
  Service charges           174,492     171,152        100,618       94,769
  Other                      42,058       3,006         24,054       19,603
                         ----------  ----------     ----------  -----------
      Total other
       income               421,908     321,155        221,054      183,515
                         ----------  ----------     ----------  -----------
OPERATING EXPENSES:
  Employee compensation
   and benefits           1,179,368   1,017,216        642,792      502,316
  Occupancy expense         173,450     151,454         80,758       77,597
  Federal insurance
   premium and surety
   bond premiums            173,914     173,445         86,860       88,369
  Data processing
   expense                  116,903      93,888         57,601       49,441
  Other                     562,076     499,554        270,543      272,488
                         ----------  ----------     ----------  -----------
      Total operating
       expenses           2,205,711   1,935,557      1,138,554      990,211
                         ----------  ----------     ----------  -----------
INCOME BEFORE INCOME
 TAXES                    1,503,003   1,791,741        699,382      871,291


INCOME TAXES                567,700     697,505        281,766      365,883
                         ----------  ----------     ----------   ----------
NET INCOME               $  935,303  $1,094,236     $  417,616   $  505,408
                         ----------  ----------     ----------   ----------
EARNINGS PER SHARE
 (Note 2):
  Primary                $     1.21  $     1.49(1)  $     0.54   $     0.69(1)
  On a fully diluted
   basis                       1.21        1.46(1)        0.54         0.67(1)


(1) Restated to reflect 1996 stock dividends

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------------------

                                                  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                     1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    935,303    $  1,094,236
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                         120,000          48,573
    Net loan charge-offs and recoveries               (18,081)             --
    Provision for depreciation and amortization       120,979         133,261
    Amortization of premium/discount on
     mortgage-backed securities and investments       (48,308)        (41,062)
    Capitalization of interest expense on
     notes payable                                         --          38,553
    Provision for deferred income tax (benefit)          (300)         40,311
    Increase in interest receivable                   (54,819)        (62,785)
    Decrease in deferred loan fees                    (31,966)        (68,588)
    Increase in accounts payable, accrued
     expenses, and other liabilities                  149,086         105,864
    (Increase) decrease in other assets               (70,592)        312,448
    (Gain) loss on sale of premises and equipment      (9,610)         33,595
    Origination of loans available for sale        (3,930,155)     (1,461,000)
    Gain on sale of investment and
     mortgage-backed securities available for
     sale                                                  --         (18,544)
    (Gain) loss on sales of loans available
     for sale                                         (71,312)            919
    Proceeds from sale of loans available
     for sale                                       5,006,312       1,303,000
    Federal Home Loan Bank stock dividends                 --         (10,200)
                                                 ------------    ------------
      Net cash provided by operating activities     2,096,537       1,448,581
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available
   for sale                                        (9,851,574)     (2,962,012)
  Principal collected on loans                     23,515,339      20,751,338
  Principal collected on mortgage-backed
   securities                                       2,126,215         620,915
  Loans originated or acquired                    (25,505,670)    (26,783,963)
  Purchase of mortgage-backed securities
   available for sale                              (5,030,000)             --
  Proceeds from sale or redemption of
   mortgage-backed securities available for
   sale                                                    --       1,805,572
  Proceeds from maturities of investment
   securities held to maturity                             --           3,165
  Proceeds from sale or maturity of investment
   securities available for sale                   12,427,478       1,776,941


                                                                     (Continued)

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------------------


                                                   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      1996            1995
  Purchase of mortgage-backed securities held to
   maturity                                                 --     (1,000,000)
  Purchase of premises and equipment                  (266,754)       (52,105)
  Proceeds from sales of premises and equipment          9,610             --
  Investment in real estate                           (207,936)      (284,336)
  Proceeds from sale of foreclosed real estate              --         53,833
                                                  ------------    -----------

      Net cash used in investing activities         (2,783,292)    (6,070,652)
                                                  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                           4,060,591        515,629
  Proceeds from Federal Home Loan Bank advances     41,500,000      9,500,000
  Payments of maturing Federal Home Loan Bank
   advances                                        (41,750,000)    (8,000,000)
  Net (decrease) increase in other short-term
   borrowings                                       (3,038,351)     2,090,308
  Net increase in advance payments by borrowers
   for taxes and insurance                             765,360        767,127
  Dividends paid                                       (74,046)       (69,014)
  Exercise of stock options                            103,562         30,750
  Payments on notes payable                           (189,571)      (174,159)
                                                  ------------    -----------

      Net cash provided by financing activities      1,377,545      4,660,641
                                                  ------------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                  690,790         38,750


CASH AND CASH EQUIVALENTS--JANUARY 1,                4,050,219      3,471,953
                                                  ------------    -----------

CASH AND CASH EQUIVALENTS--JUNE 30,               $  4,741,009    $ 3,510,703
                                                  ============    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Accounting Policies:
    Cash equivalents include short-term amounts
     due from banks.
  Noncash transactions:
  Cash paid during the six months for:
    Interest                                      $  3,224,332    $ 2,906,568
    Income taxes                                       470,000        236,384


Tri-County Financial Corporation declared a 5% stock dividend payable April 15, 1996, and April 17, 1995, to shareholders of record on March 4, 1996, and March 3, 1995, respectively. Retained earnings in the amount of $525,840 in 1996 and $708,004 in 1995 was transferred to capital in excess of par and common stock to reflect these dividends.


See notes to consolidated financial statements.                     (Concluded)

TRI-COUNTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
- -----------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    General-The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Tri-County Federal Savings Bank (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the Office of Thrift Supervision. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

2.  EARNINGS PER SHARE

    Primary and fully diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                      SIX MONTHS ENDED    THREE MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     -----------------   -------------------
                                       1996      1995      1996        1995
    Primary                          771,558   736,503    774,021     749,842
    Fully diluted                    774,560   749,842    774,829     749,842

3.  NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amended certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When the Company purchases or originates mortgage loans, the cost of acquiring those loans includes the cost of the related mortgage servicing rights (MSRs). If the Company sells or securitizes the loans and retains the MSRs, the Company allocates the total cost of the mortgage loans between the MSRs and the loans (without
    MSRs) based on their relative fair values, if practicable. Any cost allocated to the MSRs is recognized as a separate asset. MSRs are amortized in proportion to and over the period of estimated net servicing income and are evaluated for impairment based on their fair value. During 1996 and 1995, the Company did not sell or securitize a material number or amount of loans and retain the MSRs.

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

  Regulatory Issues--The Federal Deposit Insurance Corporation administers two separate deposit insurance funds, the BIF and SAIF. Congress is considering legislation that would recapitalize the SAIF fund through a special assessment on FDIC-insured institutions with SAIF deposits. While the specifics of the legislation have not been finalized, the impact of this deposit assessment could result in a future after-tax expense to the Company in an amount in excess of $700,000. This amount would be recorded as an expense if and when the legislation is enacted.

                                  * * * * * *

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

Tri-County Financial Corporation owns 100% of the issued and outstanding common stock of Tri-County Federal Savings Bank of Waldorf (the Bank), which is the principal asset of the Company. Tri-County Financial Corporation does not presently own or operate any subsidiaries other than the Bank and its subsidiary, and the entities are collectively referred to as "the Company".

The Company is primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential and commercial real estate and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income, which is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative holdings of interest earning assets and interest-bearing liabilities. Also of significance to the Company's net income is its noninterest expenses, income taxes, provision for estimated loan losses, and other noninterest income.

The Company's deposit flows and cost of funds are determined by interest rates on competing investments and general market rates of interest. Lending activities are affected by consumer demand, the interest rates in the market and the level of funds available. The Company grants loans throughout the Southern Maryland area. Its borrowers' ability to repay is, therefore, dependent upon the economy of Southern Maryland.

FINANCIAL CONDITION

Total assets as of June 30, 1996 grew $1.9 million from the December 31, 1995 level. This reflects a growth rate of 1.2% as compared to 7.3% asset growth during the previous year. Rates on long-term real estate loans have increased significantly, 87.5 basis points during the six months ended June 30, 1996. This has discouraged many consumers from initiating the purchase of their first or a larger home, as well as refinancing existing loans for a lower rate. Military base expansion in the Bank's market area has kept the real estate market strong despite the rate increase, but has drawn the attention of competing loan providers who are increasing their presence in the Southern Maryland market. Loan portfolio growth was slightly less than $1 million for the six-month period. This resulted from the retention of adjustable rate loans originated, as compared to the sale of fixed rate loans. Loan origination volume during the first six months of 1996 was $1.3 million or 4.8% less than during the corresponding period in 1995.

The Bank is making more consumer and commercial loan products available. As a result, management considered it prudent to build somewhat higher loan loss reserves to compensate for the increased risk associated with these products. The balance in the reserve at June 30, 1996 was $835,000, an increase of $101,000 over the December 31, 1995 balance of $734,000.

The Company's holdings of investment securities declined $2.6 million since December 31, 1995. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market. Approximately $3.4 million of investments were called during the six months ended June 30, 1996. The funds provided by these called investments were used to increase the mortgage-backed securities portfolio.

Property and equipment increases of $250,000 since December 31, 1995 resulted as work continued on the new branch being built in Bryans Road, Maryland, and slated to open in the fall of 1996. In addition, to protect our investment in a real estate loan, it was necessary to acquire one piece of property through foreclosure, resulting in an increase in real estate owned of $208,000.

Liability growth was controlled to stay in line with the change in asset levels. Deposit growth has continued to be strong, with a $4 million or 3.1% increase in the six months ended June 30, 1996. The deposit base provides a source of funds at a lower average cost than can be realized by borrowing. Since the loan demand was low, and the Bank's liquidity is at an adequate level and in compliance with regulatory requirements, the funds were used to reduce the level of borrowed funds. Advance payments by borrowers for taxes and insurance increased to $1.4 million from $685,000 due to the steady accumulation of funds to meet tax payment requirements in September.

Stockholders' equity increased $540,000 or 3.4% to $16.5 million at June 30, 1996 compared to $15.9 million at December 31, 1995. This reflects the net income of $935,000 for the six month period, a $424,000 decline in unrealized holding gains/losses on investment and mortgage-backed securities available for sale, and a cash distribution to shareholders in the form of a $0.10 per share cash dividend. A shift in the components of stockholders' equity occurred as a result of the declaration of a 5% stock dividend to shareholders; this resulted in a transfer of $525,000 from retained earnings to common stock and capital in excess of par. Members of senior management exercised options to purchase shares of stock, bringing an additional $103,000 into capital in excess of par.

RESULTS OF OPERATIONS

The Company reported net income of $935,000 and $1.1 million during the six months ended June 30, 1996 and 1995, respectively. Net income decreased $159,000 for the six months ended June 30,1996 compared to the comparable period in 1995. The decrease in net income resulted from a $79,000 decrease in net interest income, a $40,000 increase in the level of loan loss provisions, a $169,000 increase in net noninterest expenses, and a $129,000 reduction of income tax expense.

Net interest income decreased by $119,000, or 3.5%, for the six months ended June 30, 1996 as compared to the same period in 1995. This is a direct result of the prolonged flat yield curve wherein the cost of funds remained high while the yield on longer term loan products declined. The effect of the curve reduced the marginal spread available to cover the cost of operations.

Earnings per share for the first six months of 1996 were $1.21 per share, $.28 or 18.8% lower than for the corresponding period in 1995.

As previously discussed, the increased offerings of consumer and commercial loan products led management to make larger provisions for loan losses. The provision for the six months ended June 30, 1996, was $120,000, $40,000, or 50%, higher than for the six months ended June 30, 1995.

Operating expenses for the period increased 14.0% over the comparable period in 1995. The most significant component of operating expenses is employee compensation and benefits, which increased 15.9%. While individual compensation level merit and cost of living increases have been held to 4 or 5%, insurance benefit costs have increased by approximately 11% and new personnel have been hired to provide the level of expertise required to service the increasingly complex array of services offered by the Bank.

Facility renovations and repairs were considered prudent to improve security at various branches. Data processing costs have increased as our customer base has grown and as a result of the upgrading of systems to provide better customer service. Advertising costs have increased in response to the higher level of competition in our market.

REGULATORY MATTERS

The Bank is subject to capital requirements defined by the FDIC Improvement Act of 1991. At June 30, 1996 the Bank's tangible, core, and risk-based capital was 9.59%, 9.59%, and 16.7%, respectively. These levels are well in excess of the required 1.5%, 3.0%, and 8.0% ratios.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------
                           PART II--OTHER INFORMATION
                           --------------------------

Item 1 -   Legal Proceedings
           -----------------

           Not Applicable.

Item 2 -   Changes in Securities
           ---------------------

           Not Applicable.

Item 3 -   Defaults Upon Senior Securities
           -------------------------------

           Not Applicable.

Item 4 -   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not Applicable.

Item 5 -   Other Information
           -----------------

           None.

Item 6 -   Exhibits and Reports on Form 8-K
           --------------------------------

           None.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Tri-County Financial Corporation:



            Date:                         By: /S/ Michael L. Middleton
                  ------------------          ---------------------------------
                                              Michael L. Middleton, President
                                              and Chairman of the Board


            Date:                         By: /S/ Henry A. Shorter, Jr.
                  ------------------          ---------------------------------
                                              Henry A. Shorter, Jr.
                                              Secretary