Form 10-K
period 1996-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1997-04-14
CIK 855874

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C.  20549
                         -----------------------------
                                   FORM 10-K

Mark One

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                        Commission File Number: 0-18279
                                                -------

                       TRI-COUNTY FINANCIAL CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                   52-1652138
---------------------------------------------         -------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

3035 Leonardtown Road, Waldorf, Maryland                     20601
----------------------------------------                  ------------
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code  (301) 645-5601
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

          Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of March 10, 1997, there were issued and outstanding 754,984 shares of the registrant's common stock.

          The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. The registrant believes the approximate trading price for the stock to be $22.11 per share for an approximate aggregate market value of voting stock held by non-affiliates of the registrant of $12.9 million. For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I and II)

  2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
-----------------

          The Corporation.  Tri-County Financial Corporation (the "Corporation")
          ---------------
was incorporated under the laws of the State of Maryland on September 13, 1989 for the purpose of becoming the holding company of Tri-County Federal Savings Bank of Waldorf ("Tri-County Federal" or the "Savings Bank"). Prior to the acquisition of all of the outstanding stock of the Savings Bank on February 2, 1990, the Corporation had no assets or liabilities and engaged in no business activities. Following its acquisition of Tri-County Federal, the Corporation has engaged in no significant activity other than holding the stock of the Savings Bank and operating the business of a savings institution through the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiary.

          The Corporation's executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601.

          The Savings Bank.  Tri-County Federal was originally chartered by the
          ----------------
State of Maryland in 1951. The Savings Bank has been a member of the Federal Home Loan Bank System since 1957 and its savings deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). In November 1986 the Savings Bank converted to a capital stock savings and loan association and in May 1988 Tri-County Federal converted from a federal savings and loan association to a federal savings bank. The Savings Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

          Tri-County Federal is primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential, construction and commercial real estate and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities.

RECENT DEVELOPMENTS

          Pending Charter Conversion.  On October 30, 1996, the Board of
          --------------------------
Directors of the Savings Bank unanimously adopted a Plan of Conversion whereby the Savings Bank will convert to a Maryland-chartered commercial bank (the "Charter Conversion") to be known as "Community Bank of Tri-County" (the "Bank"). The Savings Bank filed the required applications with the Maryland Commissioner of Financial Regulation and preliminary approval of the Charter Conversion was granted on January 24, 1997. The Bank has also applied to become a member of the Federal Reserve System. As a result of the Charter Conversion, the Corporation will become a bank holding company. The Corporation filed an application to become a bank holding company with the Board of Governors of the Federal Reserve ("FRB"). The Bank's Federal Reserve Membership Application and the Corporation's Bank Holding Company Application were approved on March 7, 1997. Following the Charter Conversion, both the Bank and the Corporation will be regulated by the FRB. See "Regulation." The Charter Conversion will allow the Bank more flexibility in the types of loans it is permitted to make as it will no longer be required to meet the Qualified Thrift Lender Test. See "Regulation -- Qualified Thrift Lender Test." Specifically, the Bank will be permitted to increase its consumer and commercial lending and will be better able to offer products to its small business and retail customers. For further discussion regarding expected changes in asset composition and deposit accounts, see "Management's Discussion and Analysis -- General" in the Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report"), incorporated herein by reference.

          Branch Openings.  The Savings Bank opened a new branch in Bryans Road,
          ---------------
Maryland on October 18, 1996. In February 1997, the Bank opened its first "micro" branch, utilizing limited square footage to provide full customer service, at a local community college. This brings eight full service facilities to its southern Maryland network. Additionally, the Bank has a stand alone ATM at a local convenience store and is investigating future locations throughout its market.

LENDING AND INVESTMENT ACTIVITIES

          GENERAL. The principal lending activity of Tri-County Federal is the origination of single family conventional mortgage loans (i.e., loans that are
                                                          ----
neither insured nor partially guaranteed by government agencies). To a lesser extent, the Savings Bank also makes second mortgage loans, consumer loans, home equity loans, construction loans, and loans secured by multi-family dwellings and commercial real estate.

          The Savings Bank offers real estate loans with both fixed and adjustable rates. The Savings Bank's fixed-rate real estate loans may be packaged for resale in the secondary market or securitized for outside borrowings. The Savings Bank has also purchased mortgage-backed securities.

          GEOGRAPHIC LENDING AREA. Tri-County Federal is authorized to make real estate loans throughout the United States, provided the Savings Bank continues to meet the provisions of the Community Reinvestment Act to serve the communities in which it operates offices. The Savings Bank's lending area consists of Charles, Calvert and St. Mary's counties in Maryland.

          RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Savings Bank is the granting of conventional loans to enable borrowers to purchase existing homes. At December 31, 1996, approximately 79% of the Savings Bank's total loan portfolio consisted of loans secured by single family dwellings, including those underlying mortgage-backed securities.

          Mortgage loans made by the Savings Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Savings Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note.

          Tri-County Federal aggressively markets adjustable-rate loans. Loans originated in 1996 have rate adjustments based upon a United States Treasury bill index; certain of the Savings Bank's loans originated prior to 1996 have rate adjustments based upon the Savings Bank's cost of funds. As of December 31, 1996, the Savings Bank had $453,687 in loans using the cost of funds index and $37 million in loans using a U.S. Treasury bill index. The Savings Bank offers mortgages which are adjustable on a one, a three and a five year basis with limitations on upward adjustments of 2% per year and 6% over the life of the loan. The Savings Bank also offers long term fixed rate loans. The fixed rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents and the Federal National Mortgage Association ("FNMA") or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities.

          The retention of adjustable-rate mortgage loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

          The Savings Bank makes loans up to 95% of appraised value or sales price of the property, whichever is less, to qualified owner occupants upon the security of single family homes. Non-owner occupied one to four family loans and loans secured by other than residential real estate are generally permitted to a maximum 70% loan-to-value of the appraised value depending on the overall strength of the application. The Savings Bank currently requires that all residential loans with loan to value ratios in excess of 80% carry private mortgage insurance down to 67% of the value of the property.

          All improved real estate which serves as security for a loan made by the Savings Bank must be insured, in the amount and by such companies as may be approved by the Savings Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Savings Bank's indebtedness in full.

          The Savings Bank has maintained a stable level of home equity loans in recent years. These loans, which totalled $14.1 million at December 31, 1996, are generally made in minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio, depending on the specific loan program. It is expected that under the business plan of the Community Bank, management will focus its efforts to grow this product by 20% per year over the next five years.

          COMMERCIAL REAL ESTATE AND OTHER NON-RESIDENTIAL REAL ESTATE LOANS. Under applicable law, a federally chartered savings association is permitted to make loans on the security of liens on non-residential real property in an amount not exceeding 400% of the institution's capital. The Director of the OTS may permit savings associations to exceed this limit in certain circumstances. Following the Charter Conversion, this limit will not apply to the Bank.

          The Savings Bank has been giving increased emphasis to loans for the construction and permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $1.5 million or 13% during 1996. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $13.1 million or 8.4% of the Savings Bank's loan portfolio at December 31, 1996. The Savings Bank generally limits its portion of these loans to $1.5 million and frequently participates with other lenders on larger
projects.   Loans secured by commercial real estate are generally limited to 75%
of appraised value and generally have an initial contractual loan payment period
ranging from three to 20 years.   Virtually all of the Savings Bank's commercial
real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Savings Bank's primary market area.

          Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Savings Bank restricts its commercial real estate lending primarily to owner occupied buildings as opposed to speculative rental projects.

          CONSTRUCTION LOANS. Tri-County Federal offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. These loans have constituted a significant portion of the Savings Bank's loan originations in recent years. Most of these loans are construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30 year fixed or adjustable rate permanent loan. Most construction loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Savings Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Savings Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Construction loans totalled $10.2 million, or 6.5% of the Savings Bank's loan portfolio, at December 31, 1996.

          Construction financing involves a higher degree of risk than long-term financing on improved, occupied real estate. Tri-County Federal's risk of loss on a construction loan is dependent primarily upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost, including interest, of completion. If the estimate of construction costs proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the project may have a value which is insufficient to assure full repayment of the loan.

          The Savings Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $3.8 million at December 31, 1996. The Savings Bank offers a builder's master note program in which the builder receives a revolving line of credit at a rate over prime and the Savings Bank obtains security in the form of a first lien on home sites under construction. At December 31, 1996, $2.8 million in such loans were outstanding. The increased activity in builders lines of credit in 1996 was largely due to the favorable economic conditions and growth in the Savings Bank's market area.

          In addition, the Savings Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totalled $11 million at December 31, 1996. The Savings Bank originated approximately $1.2 million of lot loans during 1996, which consisted of 25 loans secured by land in the Savings Bank's market area, the largest of which had a balance of $93,000 at December 31, 1996.

          Land acquisition and development lending generally involves a higher degree of credit risk than lending on existing residential properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

          CONSUMER AND COMMERCIAL LOANS. Federal regulations generally permit Tri-County Federal to make secured and unsecured consumer loans up to 35% of its assets, and commercial loans up to 10% of its assets. These limitations will not apply following the Charter Conversion. The Savings Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks and heavy equipment. The Savings Bank also makes home improvement loans and offers both secured and unsecured lines of credit.

          The Savings Bank also offers a variety of commercial loan services including term loans, lines of credit and equipment financing. The Savings Bank's commercial loans are primarily underwritten on the basis of the borrower's ability to service the debt from income. Such loans are generally made for terms of five years or less at interest rates which adjust periodically.

          The Savings Bank believes that the shorter terms and the normally higher interest rates available on various types of consumer and commercial business loans have been helpful in maintaining a profitable spread between the Savings Bank's average loan yield and its cost of funds. Consumer and commercial business loans do, however, entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

          LOAN PORTFOLIO ANALYSIS. Set forth below is selected data relating to the composition of the Savings Bank's loan and mortgage-backed certificates portfolio by type of loan and type of security on the dates indicated.

                                                At December 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                                 (In thousands)
TYPE OF LOAN:
Conventional Real Estate Loans --
  Interim Construction Loans............  $ 15,486  $ 18,965  $ 17,680
  Loans on Existing Property(1)(2)......   131,787   126,273   123,060
Builders Line of Credit.................     3,810     3,540     3,416
Commercial Line of Credit...............     4,061     3,543     3,620
Mortgage-Backed Certificates............    43,354    31,955    29,934

Consumer Loans --
  Home Improvement Loans................        40        58        86
  Automobile and other Vehicle
   and Equipment Loans..................     5,326     4,747     3,690
  Other.................................        56        36        27
Less --
  Participations Sold...................    40,996    42,842    46,011
  Loans in Process......................     5,327     4,599     5,086
  Deferred Loan Fees....................     1,086     1,172     1,228
  Loan Loss Reserve.....................     1,120       733       564
                                          --------  --------  --------
    Total...............................  $155,391  $139,771  $128,624
                                          ========  ========  ========

TYPE OF SECURITY:
Residential --
  1-to-4 Family(1)......................  $125,778  $129,447  $121,374
  Other Dwelling Units..................         4        22        32
  Mortgage-Backed Certificates..........    43,354    31,955    29,934
Commercial and other Real Estate(3).....    13,079    11,656    13,664
Developed Lots, Acquisition and
  Development of Land, Unimproved Land..    12,222     7,807     9,215
Automobile and other Vehicle and
  Equipment Loans.......................     5,326     4,747     3,690
Unsecured Consumer Loans................        96        36        27
Commercial Loans........................     4,061     3,447     3,577

Less --
  Participations Sold...................    40,996    42,842    46,011
  Loans in Process......................     5,327     4,599     5,086
  Deferred Loan Fees....................     1,086     1,172     1,228
  Loan Loss Reserve.....................     1,120       733       564
                                          --------  --------  --------
    Total...............................  $155,391  $139,771  $128,624
                                          ========  ========  ========

--------------------

(1)  Includes construction loans converted to permanent loans.
(2) Includes $14.1 million, $12.2 million and $12.4 million in home equity loans at December 31, 1996, 1995 and 1994, respectively.
(3)  Includes church loans.

     LOAN SOLICITATION AND PROCESSING. The Savings Bank actively solicits mortgage loan applications from existing customers, local real estate agents, contractors and real estate developers. In addition, the Bank has several commissioned loan officers who originate loans with laptop computers to produce additional loan volume. Loan processing is centralized at the Savings Bank's main office. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff or an independent fee appraiser. The Savings Bank recently contracted with FHLMC to utilize its Prospector Software and Purchase program. This provides the Savings Bank with faster loan approval turnaround and competitive pricing of loans.

     The Savings Bank's President has the authority to approve loans in amounts up to $500,000. The Savings Bank's Senior Vice Presidents individually have the authority to approve loans in amounts up to $207,000 and any two can approve loans up to $300,000. Vice Presidents have loan authority of $100,000. A loan committee, consisting of the President and two members of the Board of Directors on a rotating basis, ratify all real estate mortgage loans and all other large (in excess of $100,000) loans.

     Loan applicants are promptly notified of the decision of the Savings Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Savings Bank, and the notice of requirement of insurance coverage to be maintained to protect the Savings Bank's interest. Title insurance is required on all loans except second mortgages and home equity loans. Hazard insurance policies are required on all loans in an amount equal to the lesser of the loan balance or the replacement value of the structure.

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Savings Bank actively originates mortgage loans primarily for its own portfolio, and, periodically, for sale in the secondary mortgage market. At December 31, 1996, the Savings Bank was servicing approximately $41 million of loans for others. Fee income from loan servicing totalled approximately $150,000 during 1996. The Savings Bank has periodically purchased whole loans, participation interests in loans and participation certificates. In recent years, the Savings Bank has participated in several residential home construction loans with other well capitalized lenders. Approximately $1.2 million of such loans was outstanding at December 31, 1996. These participation loans are for commercial real estate as well as the acquisition and development of residential properties located in Maryland and the construction of housing stock on a pre sold basis. These loans have competitively priced terms and various maturity structures.

     The following table sets forth the Savings Bank's loan origination and sales activity for the periods indicated.

                                     Year Ended December 31,
                                    -------------------------
                                     1996     1995     1994
                                    -------  -------  -------
                                         (In thousands)
Loans originated:
 Conventional real estate loans:
   Construction loans.............  $ 9,885  $12,180  $11,106
   Loans on existing property.....   18,092   18,996   17,011
   Loans refinanced...............    2,182    2,805    9,018
   Land loans.....................    1,167    1,142    6,000
 Builder lines of credit..........   15,360   10,752   11,051
 Commercial lines of credit.......    3,594    3,096    2,218
 Non-residential mortgage loans...    6,691    1,920    3,800
 Consumer loans...................    3,175    3,246    2,991
 Other............................      115      146      113
                                    -------  -------  -------
  Total loans originated..........  $60,261  $54,283  $63,308
                                    =======  =======  =======

Loans sold:
 Participation loans..............  $    --  $    --       --
 Whole loans......................    8,695    5,284    2,410
                                    -------  -------  -------
  Total loans sold................  $ 8,695  $ 5,284  $ 2,410
                                    =======  =======  =======

          The Savings Bank occasionally packages some fixed rate loans it originates into mortgage participation certificates or direct sales utilizing the FHLMC, FNMA and private mortgage correspondents as its secondary market buyer. During 1996, the Savings Bank sold $8.7 million of loans under direct sales agreements. Following the Charter Conversion, management anticipates that originations of consumer and business loans will increase. For further information, see "Management's Discussion and Analysis" in the Annual Report.

          LOAN COMMITMENTS. The Savings Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one month period. The total amount of the Savings Bank's outstanding commitments to originate real estate loans at December 31, 1996, was approximately $1.2 million, excluding undisbursed portions of loans in process. It has been the Savings Bank's experience that few commitments expire unfunded.

          MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to matu rity. Demand loans (loans having no stated schedule of repayments and no stated maturity) are reported as due in one year or less.

                                               Due after    Due after      Due after      Due after      Due more
                                Due within    1 through 3  3 through 5   5 through 10   10 through 15    than 20
                               1 year after   years from    years from    years from      years from    years from
                                 December      December      December      December        December      December
                                 31, 1996      31, 1996     31, 1996       31, 1996        31, 1996     31, 1996     Total
                               ------------   -----------  -----------   ------------   -------------   ----------  --------
                                                                        (In thousands)

Real Estate Mortgage.........     $  11,827     $  28,477    $  45,958      $  17,987       $  50,604    $  16,640  $171,493

Real Estate Construction(1)          15,486            --           --             --              --           --    15,486

Installment                             277         2,186        2,109            720              55           --     5,347

Commercial, Financial
 and Agricultural............         4,061            --           --             --              --           --     4,061

Participations sold                  (1,460)           --       (1,988)        (8,326)        (29,222)          --   (40,996)
                                  ---------     ---------    ---------      ---------       ---------   ----------  --------
                                  $  30,191     $  30,663    $  46,079      $  10,381       $  21,437    $  16,640  $155,391
                                  =========     =========    =========      =========       =========   ==========  ========
--------------------

(1)  Includes builder lines of credit.



     The next table sets forth the dollar amount of all loans due after one year from December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                                      Floating or
                                      Fixed Rates   Adjustable Rates    Total
                                      ------------  ----------------  ---------
                                                   (In thousands)

          Real Estate Mortgage......     $133,922       $25,744       $159,666

          Real Estate Construction..           --            --             --

          Installment...............        5,070            --          5,070

          Commercial, Financial
           and Agricultural.........           --            --             --

          Participations Sold.......      (39,536)           --        (39,536)
                                         --------       -------       --------
                                         $ 99,456       $25,744       $125,200
                                         ========       =======       ========

          LOAN ORIGINATION FEES. In addition to interest earned on loans, the Savings Bank receives loan origination fees and discounts for originating loans which are computed as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan.

          The Savings Bank's loan origination fees and discounts are generally 2% to 3% on conventional residential mortgages and 1% to 2% for commercial real estate loans. Loan origination and loan commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets which, in turn, tend to vary in response to the demand and availability of money. The Savings Bank has experienced a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans.

          The Savings Bank receives other fees and charges relating to existing loans, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income for the Savings Bank.

          DELINQUENCIES. The Savings Bank's collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Savings Bank will modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Savings Bank will generally initiate foreclosure proceedings.

          NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

          Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Any write-down of the property at foreclosure is charged to the allowance for losses. The Savings Bank had foreclosed real estate with a fair market value of approximately $155,000 at December 31, 1996.

          The following table sets forth information with respect to the Savings Bank's non-performing assets for the periods indicated. During the periods shown, the Savings Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.


                                                      At December 31,
                                                  -----------------------
                                                   1996    1995    1994
                                                  ------  ------  -------
                                                      (In thousands)

Accruing loans which are contractually
 past due 90 days or more:
  Real Estate:
   Residential..................................  $ 262   $ 226   $   --
   Commercial...................................     --      --       --
  Commercial Business...........................     --      --       --
  Consumer......................................     79      --       --
                                                  -----   -----   ------
    Total.......................................  $ 341   $ 226   $   --
                                                  =====   =====   ======
Percentage of Total Loans.......................    .32%    .21%      --%
                                                  =====   =====   ======

Loans accounted for on a nonaccrual basis: (1)
  Real Estate:
   Residential..................................  $ 358   $ 323   $1,023
   Commercial Business..........................     --      --       98
   Consumer.....................................     --      17       19
                                                  -----   -----   ------
    Total.......................................    358     340    1,140
                                                  -----   -----   ------
Total nonperforming loans.......................  $ 699   $ 566   $1,140
                                                  =====   =====   ======

--------------------

(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities.



     During the fiscal year ended December 31, 1996, gross interest income of $14,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 1996.

     The following table sets forth an analysis of the Savings Bank's allowance for possible loan losses for the periods indicated.

                                              Year Ended December 31,
                                             --------------------------
                                               1996      1995     1994
                                             ---------  -------  ------
                                                   (In thousands)

Balance at Beginning of Period.............    $  734    $ 564   $ 450
                                               ------    -----   -----

Loans Charged-Off:
 Real Estate:
  Residential..............................        17       34      28
  Commercial...............................        --       --      --
 Commercial Business.......................        --       --      10
 Consumer..................................         5       12       4
                                               ------    -----   -----
Total Charge-Offs..........................        22       46      42
                                               ------    -----   -----

Recoveries:
  Real Estate:
    Residential............................        --        2      --
    Commercial.............................        --       --      --
  Commercial Business......................        --       --      --
  Consumer.................................        --        4       2
                                               ------    -----   -----
Total Recoveries...........................        --        6       2
                                               ------    -----   -----

Net Loans Charged-Off......................        22       40      40
                                               ------    -----   -----

Provision for Possible  Loan Losses........       408      210     154
                                               ------    -----   -----

Balance at End of Period...................    $1,120    $ 734   $ 564
                                               ======    =====   =====

Ratio of Net Charge-Offs to Average Loans
  Outstanding During the Period............       .02%     .04%    .03%
                                               ======    =====   =====

          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                     At December 31,
                                          ----------------------------------------------------------------------
                                                 1996                    1995                    1994
                                          ----------------------  ----------------------  ----------------------
                                                    Percent of              Percent of              Percent of
                                                  Loans in Each           Loans in Each           Loans in Each
                                                   Category to             Category to             Category to
                                          Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
                                          ------  --------------  ------  --------------  ------  --------------
                                                                  (Dollars in thousands)

Real Estate:
  Residential...........................  $  786     78.6%          $694        81.1%         $527       78.3%
  Commercial and other..................     240     15.4             --        13.1            --       16.1
Commercial and unsecured................      41      2.6             --         2.5            --        2.8
Consumer................................      53      3.4             40         3.3            37        2.8
                                          ------    -----         ------       -----        ------      -----
       Total allowance for loan losses..  $1,120    100.0%          $734       100.0%         $564      100.0%
                                          ======    =====         ======       =====        ======      =====

          The Savings Bank closely monitors the loan payment activity of all its loans. Any consumer loan which is determined to be uncollectible is charged off against the loss reserve. A loan loss reserve is provided by a monthly accrual based on analysis of the loan portfolio characteristics and industry norms. The reserve was increased by the Savings Bank at year end to approximately 1% of outstanding loan balances. This measure was deemed prudent to achieve a sufficient reserve level commensurate with the Bank's portfolio risk.

          Federal regulations require each savings association to classify its own assets on a regular basis. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulations provide for three asset classification categories (i.e., substandard, doubtful and loss). The
                           ----
regulations also have a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the insured institution's classifications and amounts reserved. Based on management's review of the Savings Bank's loan portfolio, $684,000 and $15,000 of assets were classified as substandard and doubtful, respectively, and no assets were classified as loss at December 31, 1996.

          Real estate market conditions in the Savings Bank's market have experienced an increase in activity in recent months, due primarily to increases in job creation in the Savings Bank's market area caused by action taken on the recommendation of the Base Closure and Realignment Committee of Congress which has increased employment at the local naval base.

          While the Savings Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Savings Bank's financial condition and earnings.

INVESTMENT ACTIVITIES

          Interest income from cash deposits and investment securities generally provides the second largest source of income for Tri-County Federal after interest payments on loans. At December 31, 1996, Tri-County Federal's interest-bearing cash and investment securities portfolio of $16 million consisted of deposits in other financial institutions, corporate equity securities, mutual funds and obligations of U.S. Government Corporations and agencies. The Savings Bank is in compliance with applicable liquidity requirements. Following the Charter Conversion, the Bank will be subject to regulations severely restricting its ability to purchase and hold equity securities. See "Regulation -- Investment Restrictions."

          Tri-County Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Corporation's Annual Report. It has been Tri-County Federal's policy in the past to maintain a liquidity portfolio above federal regulatory requirements, and at December 31, 1996, the Savings Bank's liquidity exceeded federal requirements by $1.5 million. Investment decisions are made by authorized officers of the Savings Bank under the supervision of the Savings Bank's Board of Directors. Brokers periodically approved by the Board of Directors are used to effect securities transactions. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

          The following table sets forth the carrying value of the Corporation's investment securities portfolio, interest-bearing cash, and FHLB stock at the dates indicated. At December 31, 1996, the market value of the Corporation's investment securities portfolio and FHLB Stock was $13.4 million.

                                               At December 31,
                                          -------------------------
                                           1996     1995     1994
                                          -------  -------  -------
                                               (In thousands)
Investment securities:
  Investment in Asset Management Funds..  $ 4,531  $ 4,195  $ 2,814
  FHLMC, FNMA, SLMA, FHLB and Federal
    Farm Credit Notes...................    5,320    9,388   11,406
  Federal Home Loan Bank of Atlanta
    and Federal Home Loan Mortgage
    Corporation Stock...................    2,267    1,781    1,635
  Treasury Bills........................      640      421      291
  Other investments.....................      671       --       --
                                          -------  -------  -------
      Total Investment Securities and
        FHLB Stock......................  $13,429  $15,785  $16,146
                                          -------  -------  -------
Interest bearing cash...................  $ 2,792  $ 3,264  $ 3,191
                                          -------  -------  -------
    Total investment securities,
      interest-bearing cash and FHLB
      Stock.............................  $16,221  $19,049  $19,337
                                          =======  =======  =======


          The following table sets forth the carrying values, market values and average yields for the Company's investment securities at December 31, 1996.

                                  Total Investment Securities
                                  ----------------------------
                                  Carrying   Market   Average
                                    Value     Value    Yield
                                  ---------  -------  --------
                                     (Dollars in Thousands)

Obligations of U.S. Government
  Corporations..................    $ 5,320  $ 5,320     6.39%
Mutual Funds....................      4,531    4,531     6.06
Interest Earning Cash...........      2,792    2,792     5.30
Treasury Bills..................        640      640     5.19
FHLB, FHLMC and FNMA Stock......      2,267    2,267     6.77
Other investments...............        671      671     8.30
                                    -------  -------     ----
    Total.......................    $16,221  $16,221     6.20%
                                    =======  =======     ====


          The Savings Bank's investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Savings Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at the fair value. Management's intent is to hold securities reported at amortized cost to maturity.

          For further information regarding the Corporation's investment securities, see Notes 1 and 2 of Notes to Consolidated Financial Statements.

SAVINGS ACTIVITIES AND OTHER SOURCES OF FUNDS

          GENERAL. Deposits are the major source of Tri-County Federal's funds for lending and other investment purposes. In addition to deposits, Tri-County Federal derives funds from loan principal repayments, advances from the FHLB of Atlanta and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds.
They may also be used on a longer term basis for general business purposes.

          DEPOSITS. Deposits are solicited throughout the Savings Bank's market area through the Savings Bank's branch system. The Savings Bank offers a wide variety of deposit accounts with terms that vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. To date, the Savings Bank has not obtained any funds through brokers. In recent years, the Savings Bank has relied increasingly on newly authorized types of short-term accounts and other savings alternatives that are responsive to changes in market rates of interest. For a more detailed discussion of anticipated changes in deposit account activity following the Charter Conversion, refer to "Management's Discussion and Analysis -- General" in the Annual Report.

          ADVANCES. With its membership in the FHLB, the Bank utilizes wholesale borrowings to fund specific loans, such as acquisition and development loans. In addition, to prudently leverage its net worth, the Bank matches certain authorized investments with corresponding borrowings from the FHLB for a managed spread.

          The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Savings Bank between the dates indicated.


                               Balance at                            Balance at                            Balance at
                              December 31,    % of      Increase    December 31,     % of       Increase   December 31,    % of
                                  1996      Deposits   (Decrease)       1995       Deposits    (Decrease)      1994      Deposits
                              ------------  ---------  -----------  ------------  -----------  ----------  ------------  ---------
                                                                     (Dollars in thousands)

NOW checking accounts.......      $ 18,581      13.8%    $  2,214       $ 16,367        12.6%    $   318       $ 16,049      12.7%
Jumbo certificates..........         2,411       1.8          344          2,067         1.6         200          1,867       1.5
Passbook and regular
  savings...................        28,190      20.9      (10,666)        38,856        30.0      (6,102)        44,958      35.7
Money market deposit
  accounts..................        10,844       8.0        7,869          2,975         2.3        (201)         3,176       2.5
6-month money market
  certificates..............           236        .2       (1,141)         1,377         1.1      (1,679)         3,056       2.4
IRA and Keough Accounts.....         1,041        .8         (332)         1,373         1.1        (352)         1,725       1.4
Other certificate accounts..        73,516      54.5        7,183         66,333        51.3      11,095         55,238      43.8
                                  --------     -----     --------       --------       -----     -------       --------     -----
                                  $134,819     100.0%    $  5,471       $129,348       100.0%    $ 3,279       $126,069     100.0%
                                  ========     =====     ========       ========       =====     =======       ========     =====


          The following table indicates the amount of the Savings Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                     Certificates
          Maturity Period             of Deposit
          ---------------           --------------
                                    (In thousands)

       One through three months...     $ 1,278
       Three through six months...       3,066
       Six through twelve months..       3,303
       Over twelve months.........       5,837
                                       -------
         Total....................     $13,484
                                       =======


       The $13.5 million balance in the Savings Bank's certificates and other time deposits of $100,000 or more differs from the balance of the Savings Bank's jumbo certificates of deposit because jumbo certificates represent a separate category of deposits which are negotiated by the Savings Bank for a specific term and rate.


       The following table sets forth the Savings Bank's certificates of deposits classified by rates as of the dates indicated.

                                At December 31,
                           -------------------------
                            1996     1995     1994
                           -------  -------  -------
                                (In thousands)

          2.00 -  3.99%..  $ 5,347  $ 7,241  $13,936
          4.00 -  5.99...   56,305   43,116   39,917
          6.00 -  7.99...   15,552   20,483    6,649
          8.00 -  9.99...       --      309    1,384
                           -------  -------  -------
                           $77,204  $71,149  $61,886
                           =======  =======  =======


    The following table sets forth the amount and maturities of the Savings Bank's time deposits at December 31, 1996.

                                      Amount Due
                   -------------------------------------------------
                   Less Than                         After
      Rate         One Year   1-2 Years  2-3 Years  3 Years   Total
      ----         ---------  ---------  ---------  -------  -------
                                    (In thousands)

  2.00 -  3.99%..   $ 5,347    $    --     $   --   $   --   $ 5,347
  4.00 -  5.99...    24,446     18,845      8,734    4,280    56,305
  6.00 -  7.99...     5,791      5,841        217    3,703    15,552
                    -------    -------     ------   ------   -------
                    $35,584    $24,686     $8,951   $7,983   $77,204
                    =======    =======     ======   ======   =======

          The following table sets forth the savings activities of the Savings Bank for the periods indicated.


                                                        Year Ended December 31,
                                                     -----------------------------
                                                       1996      1995       1994
                                                     --------  ---------  --------
                                                            (In thousands)

Deposits...........................................  $362,188  $318,549   $272,606
Withdrawals........................................   362,163   320,445    271,104
                                                     --------  --------   --------
 Net increase (decrease) before interest credited..  $     25  $ (1,896)  $  1,502
Interest credited..................................     5,446     5,175      4,550
                                                     --------  --------   --------

  Net increase (decrease) in savings deposits......  $  5,471  $  3,279   $  6,052
                                                     ========  ========   ========


          BORROWINGS. Savings deposits are the primary source of funds for Tri-County Federal's lending and investment activities and for its general business purposes. The Savings Bank does, however, rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Savings Bank's primary borrowing source. Advances from the FHLB are typically secured by the Savings Bank's stock in the FHLB and a portion of the Savings Bank's first mortgage loans. At December 31, 1996, advances from the FHLB of Atlanta were as follows:



         Year Due   Interest Rate       Balance
         ---------  --------------    -----------

           1997      5.57% - 5.738%   $13,000,000
           1998        5.00%            5,000,000
           1999        5.21%            6,000,000
                                      -----------
                                      $24,000,000

          The advances due in 1998 and 1999 have call provisions under which the FHLB may require payment prior to the stated maturity date.

          The FHLB of Atlanta functions as a central reserve bank providing credit for member savings institutions. As a member, Tri-County Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an association's net worth or on the FHLB's assessment of the association's creditworthiness. Under its current credit policies, the FHLB limits advances to 30% of a member's assets, but there are no other limitations on the amount of advances which may be made to an association.

          The Savings Bank, through a finance subsidiary, has also borrowed funds through a collateralized mortgage obligation program. For further information, see Note 7 of Notes to Consolidated Financial Statements.

          In previous years, the Savings Bank utilized its portfolio of mortgage-backed securities to generate short-term funds by leveraging them through dollar rolls and reverse repurchase agreements. The Savings Bank had outstanding collateralized borrowings of $0 million and $3.4 million at December 31, 1996 and 1995, respectively.

            For more information regarding the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

YIELDS EARNED AND RATES PAID

          The pre-tax earnings of Tri-County Federal depend significantly upon the spread between the income it receives from its loan and investment portfolios and its cost of money, consisting of the interest paid on deposit accounts and borrowings.

  The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on the Savings Bank's assets, the weighted average interest rates paid on the Savings Bank's liabilities, together with the interest rate spread and net yield on interest-earning assets.


                                                                  At         Years Ended December 31,
                                                             December 31,   ---------------------------
                                                                 1996         1996      1995     1994
                                                             -------------  --------  --------  -------

Weighted average yield on loan and mortgage-backed
  security portfolio.......................................     8.02%        8.55%      8.80%    8.44%
Weighted average yield on investment securities
  portfolio................................................     6.20         5.52       5.90     5.24
  Weighted average yield on all interest-
   earning assets..........................................     7.85         8.24       8.44     8.03

Weighted average rate paid on savings deposits and escrow..     4.16         4.05       4.06     3.67
Weighted average rate paid on Federal Home Loan
  Bank advances and other borrowings.......................     5.46         5.46       6.21     7.02
    Weighted average rate paid on all interest-
      bearing liabilities..................................     4.36         4.22       4.28     3.87

Interest rate spread (spread between weighted
  average rate on all interest-earning assets
  and all interest-bearing liabilities)....................     3.49         4.02       4.16     4.16
Net yield (net interest income as a percentage
  of average interest-earning assets)......................                  4.32       4.45     4.38


AVERAGE BALANCE SHEET

          The following table presents for the periods indicated the Savings Bank's average balance sheet and reflects the amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. Interest income includes fees which are considered adjustments to yields. Average balances are based on average month-end balances.

                                                                  For the Year Ended December 31,
                         ------------------------------------------------------------------------------------------------------
                          At December 31,              1996                       1995                         1994
                                1996         ---------------------------  --------------------------  --------------------------

                         -----------------
                                   Average                      Average                      Average                     Average
                                    Yield/   Average             Yield/   Average             Yield/  Average             Yield/
                         Balance     Cost    Balance  Interest    Cost    Balance  Interest    Cost   Balance  Interest    Cost
                         -------   -------   -------  --------  -------   -------  --------  -------  -------  --------  -------

                                                                       (Dollars in thousands)
Interest-earning assets:
  Loan and mortgage-
   backed
   security
   portfolio............  $155,391   8.02%   $146,741  $12,548    8.55%   $133,726  $11,774    8.80%  $122,180  $10,312    8.44%
 Investment
  securities............    16,221   6.20      16,722      923    5.52      19,105    1,127    5.90     18,165      951    5.24
                          --------   ----    --------  -------    ----    --------  -------    ----   --------  -------    ----

    Total
     interest-
      earning
      assets............   171,612   7.85%    163,463   13,471    8.24     152,831   12,901    8.44%  $140,345   11,263    8.03%
                          --------   ----    --------  -------    ----    --------  -------    ----   --------  -------    ----

Interest-bearing
 liabilities:
  Savings deposits and
   escrow...............  $135,534   4.16%   $133,331  $ 5,397    4.05%   $128,041  $ 5,198    4.06%  $124,030  $ 4,553    3.67%
  FHLB advances and
   other
    borrowings..........    24,733   5.46      18,493    1,010    5.46      14,435      897    6.21      8,035      564    7.02
                          --------   ----    --------  -------    ----    --------  -------    ----   --------  -------    ----

    Total...............  $160,267   4.36%   $151,824    6,407    4.22%   $142,476    6,095    4.28%  $132,065    5,117    3.87%
                          ========   ====    ========  -------    ----    ========  -------    ----   ========  -------    ----

Net interest income.....                               $ 7,064                      $ 6,806                     $ 6,146
                                                       =======                      =======                     =======

Interest rate spread....             3.49%                        4.02%                        4.16%                       4.16%
                                     ====                         ====                         ====                        ====

Net yield on
 interest-earning
  assets................                                          4.32%                        4.45%                       4.38%
                                                                  ====                         ====                        ====

Ratio of average
 interest-earning
  assets
  to average
  interest-bearing
  liabilities...........                                 107.7%                       107.3%                      106.3%
                                                        =======                      =======                     =======

RATE/VOLUME ANALYSIS

          The table below sets forth certain information regarding changes in interest income and interest expense of the Savings Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, infor mation is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate-volume (changes in rate multiplied by the change in volume).

                                                                   Year Ended December 31,
                                            --------------------------------------------------------------------
                                                 1995    vs.   1996                  1994    vs.     1995
                                            ----------------------------          ------------------------------
                                                  Increase (Decrease)                      Increase (Decrease)
                                                        Due to                                  Due to
                                            ------------------------------------  -------------------------------
                                                                  Rate/                            Rate/
                                             Volume     Rate     Volume   Total   Volume   Rate   Volume   Total
                                            -------    ------    -------  ------  ------  ------  -------  ------
                                                                                    (In thousands)

Interest income:
 Loan and mortgage-backed
   security portfolio................        $1,142     $(334)   $ (33)    $ 775   $  980   $ 440    $ 42   $1,462
 Investments.........................          (140)      (73)       9      (204)      50     120       6      176
                                             ------     -----    -----     -----   ------   -----    ----   ------
 Total interest-earning assets.......        $1,002     $(407)   $ (24)    $ 571   $1,030   $ 560    $ 48   $1,638
                                             ------     -----    -----     -----   ------   -----    ----   ------

Interest expense:
 Savings deposits and escrow.........        $  213     $ (13)   $  (1)    $ 199   $  145   $ 484    $ 16   $  645
 Borrowings and Federal
  Home Loan Bank advances............           251      (108)     (30)      113      450     (65)    (52)     333
                                             ------     -----    -----     -----   ------   -----    ----   ------
 Total interest-bearing
  liabilities..                              $  464     $(121)   $ (31)    $ 312   $  595   $ 419    $(36)  $  978
                                             ======     =====    =====     =====   ======   =====    ====   ======


KEY OPERATING RATIOS

          The table below sets forth certain performance ratios of the Savings Bank and the Corporation for the periods indicated.

                                                      Year Ended December 31,
                                                     --------------------------
                                                      1996     1995      1994
                                                     -------  -------  --------

          Return on Assets
           (Net Income Divided by Average
            Total Assets)..........................     .77%    1.28%     1.08%

          Return on Equity
           (Net Income Divided by Average Equity)..    7.94%    13.8%    12.41%

          Equity-to-Assets Ratio
           (Average Equity Divided by Average
            Total Assets)..........................    9.70%    9.25%     8.72%

SUBSIDIARY ACTIVITY

    In 1985, the Savings Bank formed Tri-County Federal Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. For further information, see Notes 1 and 7 to Consolidated Financial Statements.

DEPOSITORY INSTITUTION REGULATION

    GENERAL. As a federal savings bank, Tri-County Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Savings Bank must comply with various federal regulatory requirements. The OTS periodically examines the Savings Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Savings Bank must file reports with the OTS describing its activities and financial condition. This regulatory oversight will continue to apply until consummation of the Charter Conversion.

    Upon consummation of the Charter Conversion, the Bank will be a Maryland commercial bank and its deposit accounts will continue to be insured by the SAIF. The Bank also will become a member of the Federal Reserve System. The Bank will be subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation ("Commissioner") (rather than the
OTS) and the Federal Reserve Board and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it will remain subject to the FDIC's authority to conduct special examinations. The Bank will be required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

    As a federally insured depository institution, the Savings Bank is, and the Bank will be, subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

    The system of regulation and supervision applicable to the Savings Bank, and that will be applicable to the Bank, establishes a comprehensive framework for the operations of the Savings Bank and is intended primarily for the protection of the FDIC and the depositors of the Savings Bank and, upon completion of the Charter Conversion, the Bank. Changes in the regulatory framework could have a material effect on the Savings Bank and the Bank and their respective operations that in turn, could have a material effect on the Corporation.

    FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB").
The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Savings Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the Savings Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its then outstanding advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Savings Bank was in compliance with this requirement at December 31, 1996, with investment in FHLB of Atlanta stock of $1.3 million.

    The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. As of December 31, 1996, the Savings Bank had advances of $24 million from the FHLB of Atlanta. Upon completion of the Charter Conversion, the Bank will continue to be a member of the FHLB of Atlanta.

    LIQUIDITY REQUIREMENTS. Federal regulations require savings associations to maintain an average daily balance of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which was 5% at December 31, 1996, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of savings associations. Regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

    Upon consummation of the Charter Conversion, the Bank will be subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in: (i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or
(iii) as to 5% of its demand deposits, on approval of the Commissioner, (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland, or any political subdivision. Additionally, a Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state; or (iii) direct obligations of the United States government or of the State of Maryland. Under the Maryland statute, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment. Assuming completion of the Charter Conversion, the Bank would (as of December 31, 1996) be in compliance with Maryland's reserve requirements.

    QUALIFIED THRIFT LENDER TEST. The Home Owners' Loan Act (the "HOLA") requires savings institutions to meet a qualified thrift lender ("QTL") test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    To meet the QTL test, an institution's "Qualified Thrift Investments" must
total at least 65% of "portfolio assets."   Under OTS regulations, portfolio
assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

    At December 31, 1996, approximately 70.72% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify Tri-County Federal under the QTL test. The QTL test, and the penalties for failing to maintain QTL status, will not be applicable following the Charter Conversion.

    LOANS-TO-ONE-BORROWER LIMITATIONS. The Savings Bank's loans and extensions of credit to one person outstanding at one time generally may not exceed 15% of Tri-County Federal's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Savings associations are also authorized to make loans to one borrower, for any purpose, in an amount not to exceed

$500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings association is in compliance with its fully phased-in capital requirements,
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

    REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of the regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of December 31, 1996, the Savings Bank had no investments in or extensions of credit to subsidiaries engaged in activities not permitted to national banks.

    Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules and, for purposes of the risk-based capital requirement, general valuation loan and lease loss allowances. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries whose assets are added to capital for purposes of the capital requirements, as well as the portion of investments in subsidiaries that must be netted against capital under the capital rules, and, for purposes of the core capital requirement, qualifying supervisory goodwill.

    In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital is reduced in the amount of
(i) reciprocal holdings of depository institution capital instruments, (ii) all equity investments, and (iii) that portion of land loans and nonresidential loans with loan to value ratios in excess of 80%.

    As of December 31, 1996, the Savings Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of the amount of each asset and credit-equivalent amount of each off-balance sheet item after such asset or item is multiplied by an assigned risk weight. Under the OTS risk-weighting system, qualifying mortgage loans (one- to four-family first mortgages not more than 90 days past due with
loan-to-value ratios under 80%) are assigned a risk weight of 50%.   Non-
qualifying mortgage loans, consumer loans (including home equity loans), commercial loans and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC as well as FHLB stock are assigned a 20% risk weight. Cash reserves at Federal Reserve Banks and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

    The tables below present the Savings Bank's historical capital position relative to its various minimum regulatory capital requirements at December 31, 1996.

                                     December 31, 1996
                                    --------------------
                                             Percent of
                                    Amount   Assets (1)
                                    -------  -----------
                                       (In thousands)

  Tangible capital................  $16,447         9.3%
  Tangible capital requirement....    2,661         1.5
                                    -------        ----
  Excess..........................  $13,786         7.8%
                                    =======        ====

  Core capital....................  $16,447         9.3%
  Core capital requirement........    5,322         3.0
                                    -------        ----
  Excess..........................  $11,125         6.3%
                                    =======        ====

  Risk-based capital (i.e., core
   and supplementary capital).....  $17,567        16.7%
  Risk-based capital requirement..    8,404         8.0
                                    -------        ----
  Excess..........................  $ 9,163         8.7%
                                    =======        ====

--------------------

(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     The OTS's risk-based capital requirements require institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured for this purpose in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The amount of additional capital that an institution with more than normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. This interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement.

     The OTS calculates the sensitivity of an institution's market value portfolio equity from data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Savings Bank has not been deemed to have more than a normal level of interest rate risk under this rule and believes that it will not be required to increase its level of risk-based capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings associations, applicable law authorizes the Director of the OTS to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director of the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director of the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC. The Savings Bank was not subject to any such agreement with the Director of the OTS at December 31, 1996.

     Upon consummation of the Charter Conversion, the Bank will be subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements which would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

     The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for banks rated composite 1 under the CAMEL rating system for banks. Banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the Federal Reserve Board's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles except certain mortgage servicing rights and purchased credit card relationships may be included in capital.

     The risk-based capital requirements established by the Federal Reserve Board's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the Federal Reserve Board's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the Federal Reserve Board's regulations in the same manner as under the OTS's regulations, except that the Federal Reserve Board regulations establish only four risk categories, with risk weights of 0%, 20%, 50% and 100%.

     In addition, the Bank will be subject to the statutory capital requirements imposed by the State of Maryland. Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition, the Bank will be subject to Federal Reserve Board capital requirements. Federal Reserve Board regulations establish two capital standards for state member banks: a leverage requirement and a risk-based capital requirement.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after
the date it became critically undercapitalized.   If a savings association is in
compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     Effective December 19, 1992, the federal banking regulators, including the OTS, adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any MACRO rating category. At December 31, 1996, the Savings Bank was classified as "well capitalized" under these regulations.

     DEPOSIT INSURANCE. The Savings Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Following the Charter Conversion, the Bank's deposits will continue to be insured by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of members of the Bank Insurance Fund ("BIF") had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Savings Bank of approximately $820,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Savings Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately
1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, the Savings Bank met its reserve requirements.

     Upon completion of the Charter Conversion, the Bank will become a member of the Federal Reserve System and will subscribe for stock in the Federal Reserve Bank of Richmond in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank will continue to be subject to the reserve requirements to which the Savings Bank is presently subject under Federal Reserve Board regulations.

     The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board's policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of non-earning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations or state member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association or state member bank is any company or entity which controls, is controlled by or is under common control with the savings association or state member bank. In a holding company context, the parent holding company of a savings association or a state member bank (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association or state member bank. Generally, Sections 23A and 23B (i) limit the extent to which the institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association or state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association or state member bank.

     Savings associations or state member banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings association or state member bank (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association or state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

     Savings associations or state member banks are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks.
Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Savings Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Savings Bank at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Savings Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings association with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends
already paid for such period.   A savings association that fails to meet current
minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Savings Bank is an institution requiring more than normal supervision, the Savings Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association. Under regulations which took effect on December 19, 1992, the Savings Bank is prohibited from making any capital distributions if after making the distribution, the Savings Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     In addition to the foregoing, earnings of the Savings Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Savings Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Savings Bank intends to make full use of this favorable tax treatment afforded to the Savings Bank and does not contemplate use of any earnings of the Savings Bank in a manner which would limit the Savings Bank's bad debt deduction or create federal tax liabilities.

     Following the Charter Conversion, the Bank's ability to pay dividends will be governed by the Maryland Financial Institutions Code and the regulations of the Federal Reserve Board. Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and
(2) may not declare dividends on its common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

     The Bank's payment of dividends will also be subject to the Federal Reserve Board's Regulation H, which limits the dividends payable by a state member bank to the net profits of the Bank then on hand, less the Bank's losses and bad debts. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank, like the Savings Bank, would not be able to pay dividends on its capital stock if its capital would thereby reduced below the remaining balance of the liquidation account established in connection with the Stock Conversion.

REGULATION OF THE CORPORATION PRIOR TO THE CHARTER CONVERSION

     SAVINGS AND LOAN HOLDING COMPANY REGULATIONS. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Corporation presently operates the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk by limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies and, unless the savings association requalified as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to bank holding companies. See "Qualified Thrift Lender Test" above.

     If the Corporation were to acquire control of another savings institution, other than through merger or other business combinations with Tri-County Federal, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the Qualified Thrift Lender test, the activities of the Corporation and any of its subsidiaries (other than Tri-County Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act, as amended, provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation by regulation as of March 5, 1987 to be engaged in by multiple holding companies or
(vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares; the shares must be acquired for cash; the holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets; there must not be more than one common director or officer between the holding company and the issuing savings association and transactions between the savings association and the holding company and any of its affiliates must conform to certain regulatory restrictions. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings association in more than one state if: (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institution).

     OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless

(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

REGULATION OF THE CORPORATION FOLLOWING THE CHARTER CONVERSION

     GENERAL. Upon consummation of the Charter Conversion, the Corporation, as the sole shareholder of the Bank, will become a bank holding company and will register as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Corporation will be required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and will be subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Under Maryland statutory law, acquisitions of 25% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of 5 years. This restriction is not applicable to certain acquisitions by bank holding companies of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland's holding company statute.

     RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994 AND ITS APPLICATION IN MARYLAND. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Pursuant to the Act, the Federal Reserve Board may approve an application of an adequately capitalized and adequately managed non-Maryland bank holding company to acquire control of, or acquire all or substantially all of the assets of, a Maryland bank, as long as certain requirements of the Act are met.

     Additionally, the Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation, effective September 29, 1995, that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching.
                                                      -- ----

     DIVIDENDS. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

     CAPITAL REQUIREMENTS. The Federal Reserve Board has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. These requirements will not apply to the Corporation until the Charter Conversion, however, assuming the application of such requirements to the Corporation, as of December 31, 1996, the Corporation's levels of consolidated regulatory capital would exceed the Federal Reserve Board's minimum requirements.

FEDERAL AND STATE TAXATION

      The Corporation and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending December 31.

   Savings associations are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, savings associations such as Tri-County Federal which meet certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Savings Bank generally elected to use the method which resulted in the greatest deduction for federal income tax purposes in any given year.

   Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Savings Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

   Neither the Corporation nor the Savings Bank's federal income tax returns have been audited during the past five years.

   The State of Maryland imposes a franchise tax computed at a rate of 7% of thrift institutions' net earnings. For purposes of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland of any of its political subdivisions.

   For additional information regarding federal and state taxes payable by the Corporation, see Note 8 of the Notes to Consolidated Financial Statements.

COMPETITION

   The Savings Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of real estate loans. Its most direct competition for savings deposits has historically come from other savings banks, from savings and loan associations, federal and state credit unions and from commercial banks located in its primary market area. The Savings Bank faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for real estate loans comes principally from other savings banks, savings and loan associations, federal and state credit unions, commercial banks and mortgage banking companies.

   The Savings Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, tax-deferred retirement programs, and other miscellaneous services. The Savings Bank has also utilized direct mail, telemarketing and newspaper advertising to help increase deposits. It provides ongoing training for its staff in an attempt to ensure high quality service.

PERSONNEL

   As of December 31, 1996, the Savings Bank had 64 full-time employees and seven part-time employees. The employees are not represented by a collective bargaining agreement. The Savings Bank believes its employee relations are good.

ITEM 2.  PROPERTIES
-------------------

   The following table sets forth the location of the Savings Bank's offices, as well as certain additional information relating to these offices as of December 31, 1996.

                                   Year
                                 Facility   Leased                  Net Book       Approximate
         Office                  Commenced    or      Total        Value as of       Square
        Location                 Operation  Owned   Investment  December 31, 1996    Footage
        --------                 ---------  ------  ----------  -----------------  -----------

Main Office                        1974      Owned   $1,214,232     $795,070          16,500
3035 Leonardtown Road
Waldorf, Maryland

Branch Office (1)                  1974      Owned      326,173      223,787           1,000
502 Great Mills Road
Lexington Park, Maryland

Branch Office (1)                  1992      Owned      604,275      503,087           2,500
Rt. 235 and Maple Road
Lexington Park, Mayland

Branch Office                      1961      Owned      278,309      201,270           2,500
Route 5 and Lawrence Avenue
Leonardtown, Maryland

Branch Office                      1987      Leased      16,599       10,770           2,100
Business Park Dr. &
 Route 301
Waldorf, Maryland

Branch Office (2)                  1990      Leased     418,390      402,773          24,200
Potomac Square
729 North 301 Highway
La Plata, Maryland

Branch Office                      1991      Leased      26,878       19,817           1,400
10321 Southern Md. Blvd.
Dunkirk, Maryland

Branch Office                      1996      Owned      849,145      845,880           2,500
8010 Matthews Road
Bryans Road, Maryland

---------------------
(1) The Savings Bank purchased land early in 1992, and built a new Lexington Park branch office which opened in August 1992. The Bank is currently leasing out the former office space and has received an offer to purchase the site for $400,000 pending the availability of right of way.
(2)  Includes land purchased in February 1993 as potential branch location.

     NCR currently maintains all accounting records for the Savings Bank's deposits and loans . The Savings Bank's general ledger and other accounting needs are met thro ugh the use of internal computer systems. The net book value of the Savings Bank's investment in premises and equipment less accumulated depreciation totalled $3.8 million at December 31, 1996. See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Neither the Corporation, the Savings Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Savings Bank is a party to legal proceedings in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-----------------------------------------------------------------------------
         MATTERS
         -------

     The information contained under the section caption "Stock Information" in the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information contained in the section captioned "Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

     MICHAEL L. MIDDLETON (49 years old) is Chief Executive Officer of the Corporation and the Savings Bank. He joined the Savings Bank in 1973 and served in various management positions until 1979 when he became president of the Savings Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Savings Bank, Mr. Middleton is responsible for the overall operation of the Savings Bank pursuant to the policies and procedures established by the Board of Directors. Mr. Middleton has been elected to the Board of Directors of the FHLB of Atlanta and will serve until December 1998. Mr. Middleton is a member of the Rotary Club of Waldorf and is a Paul Harris Fellow.

     HENRY A. SHORTER, JR. (66 years old) is the Secretary of the Corporation and the Savings Bank. He has served in this capacity with the Savings Bank since 1968. Mr. Shorter is a past member of the Board of Directors of the Physicians Memorial Hospital located in La Plata, Maryland.

     C. MARIE BROWN (54 years old) has been employed with Tri-County Federal for over 20 years and has served as Senior Vice President of operations since 1988. Prior to her appointment as Senior Vice President, Ms. Brown served as Vice President of the Savings Bank.

     BEAMAN SMITH (51 years old) is the Treasurer of the Corporation and has been the president of Accosystems, Inc., a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

     EILEEN M. RAMOS (40 years old) joined the Savings Bank as Chief Financial Officer in September 1994. Prior to that time, Ms. Ramos was a partner with the accounting firm of Councilor, Buchanan & Mitchell, P.C. She is a member of the American Institute of CPAs, the District of Columbia Institute of CPAs and the Financial Managers Society.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Owners

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

     (b)  Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

     (c)  Changes in Control

     Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions with the Corporation and the Savings Bank" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)1. Report of Independent Certified Public Accountants*
           Report of Predecessor Independent Certified Public Accountants* Tri-County Financial Corporation*
          (a) Consolidated Statements of Financial Condition at December 31, 1996 and 1995
          (b) Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
          (c) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994
          (d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1996, 1995 and 1994
          (e)  Notes to Consolidated Financial Statements
--------------------
     *    Incorporated by reference to the Annual Report.

        2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

        3. Exhibits

           (3)(a)  Articles of Incorporation of Tri-County Financial
                   Corporation**
           (3)(b)  Bylaws of Tri-County Financial Corporation **
           (10)(a) Tri-County Federal Savings Bank of Waldorf 1986 Stock Option Plan, as amended ***
           (10)(b) Employment Agreement with Michael L. Middleton, as amended ****

           (13) Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996
           (21)    Subsidiaries of the Registrant.
           (23)(a) Consent of Deloitte & Touche LLP
           (23)(b) Consent of Councilor, Buchanan & Mitchell, P.C.

           (27)    Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

     (c) The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.
--------------------
     ** Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.
     *** Incorporated by reference to Exhibit (10)(a) of the registrant's Form 10-K for the fiscal year ended December 31, 1989.
     **** Incorporated by reference to Exhibit (10)(b) of the registrant's Form
          10-K for the fiscal year ended December 31, 1990.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRI-COUNTY FINANCIAL CORPORATION


Date: March 28, 1997              By:  /s/ Michael L. Middleton
                                       -----------------------------------------
                                       Michael L. Middleton
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Michael L. Middleton       By:  /s/ M. William Runyon
     -----------------------------       ---------------------------
     Michael L. Middleton                M. William Runyon
     (Director, Chief Executive,         (Director)
     Accounting and Financial
     Officer)

Date: March 28, 1997                Date: March 28, 1997



By:  /s/ Henry A. Shorter, Jr.      By:  /s/ W. Edelen Gough, Jr.
     -----------------------------       ---------------------------
     Henry A. Shorter, Jr.               W. Edelen Gough, Jr.
     (Director and Secretary)            (Director)

Date: March 28, 1997                Date: March 28, 1997



By:  /s/ C. Marie Brown             By:  /s/ Gordon A. O'Neill
     -----------------------------       ---------------------------
     C. Marie Brown                      Gordon A. O'Neill
     (Director and Senior Vice           (Director)
     President)

Date: March 28, 1997                Date: March 28, 1997



By:  /s/ Beaman Smith
     -------------------------
     Beaman Smith
     (Director and Treasurer)

Date: March 28, 1997

                               INDEX TO EXHIBITS



Exhibit No.                             Description
-----------                             -----------

  (3)(a)   Articles of Incorporation of Tri-County Financial Corporation*


  (3)(b)   Bylaws of Tri-County Financial Corporation*


  (10)(a)  Tri-County Federal Savings Bank of Waldorf 1986 Stock
           Option Plan, as amended **


  (10)(b) Employment Agreement with Michael L. Middleton, N/A as amended ***


  (13)     Annual Report to Stockholders for the Fiscal Year Ended
           December 31, 1996


  (21)     Subsidiaries of the Registrant

  (23)(a)  Consent of Deloitte & Touche LLP

  (23)(b)  Consent of Councilor, Buchanan & Mitchell, P.C.

  (27)     Financial Data Schedule


--------------------
* Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.
** Incorporated by reference to Exhibit (10)(a) of the registrant's Form 10-K for the fiscal year ended December 31, 1989.
*** Incorporated by reference to Exhibit (10)(b) to the registrant's Form 10-K for the fiscal year ended December 31, 1990.