Form 10-Q
period 1997-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1997-05-14
CIK 855874

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                         Commission File Number 0-18279
March 31, 1997


                        Tri-County Financial Corporation
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)



           Maryland                                   52-0692188
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

3035 Leonardtown Road
Waldorf, Maryland 20601
--------------------------
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

                                                Yes    X           No
                                                    -------           -------
Number of Shares of Capital Stock
Outstanding as of April 30, 1997               792,484

                       TRI-COUNTY FINANCIAL CORPORATION

                       Consolidated Financial Statements
                       March 31, 1997 and December 31, 1996

TRI-COUNTY FINANCIAL CORPORATION


TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------
                                                                                                      Page

                                                  Index

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Consolidated Statements of Financial Condition at
       March 31, 1997 and December 31, 1996                                                            2

     Consolidated Statements of Operations for the Three-Month
       Periods Ended March 31, 1997 and 1996                                                           3

     Consolidated Statements of Cash Flows for the Three-Month
       Periods Ended March 31, 1997 and 1996                                                          4-5

     Notes to Unaudited Consolidated Financial Statements                                              6

     Management's Discussion and Analysis                                                            7-11

PART II - OTHER INFORMATION                                                                           12

SIGNATURES                                                                                            13


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                           March 31,      December 31,
ASSETS                                                                        1997            1996
    Cash and due from banks                                             $    644,046    $  1,111,894
    Interest-bearing deposits in other banks                               4,238,768       2,791,718
                                                                        ------------    ------------

                      Total cash and cash equivalents                      4,882,814       3,903,612

INVESTMENT SECURITIES AVAILABLE
    FOR SALE - At fair value, amortized cost of $10,697,663
    and $11,117,063, respectively                                         10,858,962      11,265,358

INVESTMENT SECURITIES HELD TO
    MATURITY - At amortized cost, fair value of $751,824
    and $863,757, respectively                                               751,824         863,757

MORTGAGE-BACKED SECURITIES AVAILABLE
    FOR SALE - At fair value, amortized cost of $43,236,722
    and $42,473,979, respectively                                         43,046,812      42,470,319

MORTGAGE-BACKED SECURITIES HELD TO
    MATURITY - At amortized cost, fair value of $866,645
    and $919,349, respectively                                               840,549         883,887

LOANS RECEIVABLE - Net                                                   114,057,376     111,024,921

STOCK IN FEDERAL HOME LOAN BANK - At cost                                  1,300,000       1,300,000

LOANS HELD FOR SALE                                                          413,250       1,011,930

ACCRUED INTEREST RECEIVABLE                                                1,267,658       1,165,191

NET PREMISES AND EQUIPMENT                                                 3,910,299       3,824,568

OTHER ASSETS                                                                 642,987         607,014
                                                                        ------------    ------------

TOTAL ASSETS                                                            $181,972,531    $178,320,557
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits                                                            $137,633,358    $134,818,992
    Advances from Federal Home Loan Bank                                  24,000,000      24,000,000
    Notes payable and other borrowings                                       941,294         733,466
    Advance payments by borrowers for taxes and insurance                  1,075,203         715,171
    Accounts payable, accrued expenses, and other liabilities                522,559         724,055
    Current income taxes                                                     230,238          77,190
                                                                        ------------    ------------

                      Total liabilities                                  164,402,652     161,068,874
                                                                        ------------    ------------
STOCKHOLDERS' EQUITY:
    Common stock                                                               7,550           7,510
    Capital surplus                                                        5,769,043       5,724,729
    Stock dividend distributable                                             834,635            -
    Retained earnings                                                     11,096,841      11,430,666
    Unearned ESOP shares                                                    (120,628)           -
    Net unrealized (loss) on investment securities and
        mortgage-backed securities available for sale                        (17,562)         88,778
                                                                        ------------    ------------

                      Total stockholders' equity                          17,569,879      17,251,683
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $181,972,531    $178,320,557
                                                                        ============    ============

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                          1997         1996
INTEREST REVENUES:
  Interest and fees on loans                                          $2,612,717    $2,530,610
  Interest on mortgage-backed securities                                 738,747       560,374
  Interest and dividends on investment securities                        224,965       255,997
                                                                      ----------    ----------

             Total interest revenues                                   3,576,429     3,346,981
                                                                      ----------    ----------
INTEREST EXPENSES:
  Deposits                                                             1,409,647     1,352,739
  Federal Home Loan Bank advances                                        321,448       181,713
  Notes payable and other borrowings                                       2,536        82,605
                                                                      ----------    ----------

             Total interest expenses                                   1,733,631     1,617,057
                                                                      ----------    ----------

NET INTEREST INCOME                                                    1,842,798     1,729,924

LOAN LOSS PROVISION                                                       60,000        60,000
                                                                      ----------    ----------

             Net interest income after loan loss provision             1,782,798     1,669,924
                                                                      ----------    ----------
OTHER INCOME:
  Loan appraisal, credit and miscellaneous charges                        85,548        67,756
  Gain  on sale of loans held for sale                                    43,742        41,220
  Service charges                                                        115,010        73,874
  Other                                                                   26,673        18,004
                                                                      ----------    ----------

             Total other income                                          270,973       200,854
                                                                      ----------    ----------
OPERATING EXPENSES:
  Employee compensation and benefits                                     561,727       536,576
  Occupancy expense                                                       94,199        92,692
  Federal insurance premium and surety bond premiums                      35,118        87,054
  Data processing expense                                                 56,651        59,302
  Advertising                                                             38,855        15,322
  Depreciation                                                            40,800        38,141
  Other                                                                  302,412       238,070
                                                                      ----------    ----------

             Total operating expenses                                  1,129,762     1,067,157
                                                                      ----------    ----------

INCOME BEFORE INCOME TAXES                                               924,009       803,621

INCOME TAXES                                                             347,700       285,934
                                                                      ----------    ----------

NET INCOME                                                            $  576,309    $  517,687
                                                                      ----------    ----------

EARNINGS PER SHARE (Note 2):
  Primary                                                             $      .70    $     0.64 (1)
  On a fully diluted basis                                                   .70          0.64 (1)

(1) Restated to reflect 1997 stock dividends

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                                1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $    576,309      $    517,687
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                     60,000            60,000
    Provision for depreciation and amortization                                   74,143            64,413
    Amortization of premium/discount on mortgage-backed
      securities and investments                                                 (24,987)          (24,967)
    Provision for deferred income tax benefit                                     (6,300)          (10,863)
    Increase in interest receivable                                             (102,467)         (135,536)
    Decrease in deferred loan fees                                                  (213)          (58,173)
    (Decrease) increase in accounts payable, accrued expenses,
      and other liabilities                                                     (123,947)          177,130
    Increase in other assets                                                    (117,899)         (114,777)
    Origination of loans available for sale                                   (1,449,280)       (2,700,155)
    Gain on sales of loans available for sale                                    (43,742)          (41,220)
    Proceeds from sale of loans available for sale                             2,091,702         2,577,220
    Proceeds from disposition of foreclosed real estate                          155,135               -
                                                                            ------------      ------------

             Net cash provided by operating activities                         1,088,454           310,759
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                        (3,380,205)       (2,174,968)
  Principal collected on loans                                                 7,705,869        12,811,333
  Principal collected on mortgage-backed securities
    held to maturity                                                              43,338            66,278
  Loans originated or acquired                                               (10,918,739)      (12,038,131)
  Purchase of mortgage-backed securities available for sale                   (2,057,471)       (1,995,000)
  Proceeds from sale or redemption of mortgage-backed
    securities available for sale                                              1,311,736           359,734
  Proceeds from sale or redemption of investment securities
    available for sale                                                         3,805,309         2,775,152
  Principal collected on investment securities held to maturity                  114,205               -
  Purchase of premises and equipment                                            (147,281)         (149,983)
                                                                            ------------      ------------

             Net cash used in investing activities                            (3,523,239)         (345,585)
                                                                            ------------      ------------

                                                                     (Continued)

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                      ---------------------------------
                                                                                            1997                1996
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                              2,814,366           2,598,791
    Proceeds from Federal Home Loan Bank advances                                         8,000,000          20,500,000
    Payments of maturing Federal Home Loan Bank advances                                 (8,000,000)        (21,750,000)
    Net increase in other short-term borrowings                                             239,587             254,732
    Net increase in advance payments by borrowers for taxes and insurance                   360,032             472,462
    Exercise of stock options                                                                44,354             103,563
    Payments on notes payable                                                               (44,352)           (139,121)
                                                                                    ---------------     ---------------

                      Net cash provided by financing activities                           3,413,987           2,040,427
                                                                                    ---------------     ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       979,202           2,005,601

CASH AND CASH EQUIVALENTS - JANUARY 1,                                                    3,903,612           4,050,219
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS - March 31,                                               $     4,882,814     $     6,055,820
                                                                                    ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Accounting Policies:
        Cash equivalents include short-term amounts due from banks.
    Noncash transactions:
    Cash paid during the six months for:
        Interest                                                                    $     1,726,042     $     1,641,829
        Income taxes                                                                        200,000                 -

Tri-County Financial Corporation declared a 5% stock dividend payable April 15, 1997, and April 15, 1996, to shareholders of record on March 7, 1997, and March 4, 1996, respectively. The corporation also declared a $0.10 per share cash dividend to shareholders of record on March 7, 1997, payable on April 15, 1997; and March 4, 1996, payable on April 15, 1996. Retained earnings in the amount of $834,635 in 1997 and $599,886 in 1996 was transferred to capital surplus and common stock to reflect these dividends.

                                                                     (Concluded)

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
-------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

      It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996.

2.    EARNINGS PER SHARE

      Primary and fully diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding, as follows:

                                                    Three Months Ended
                                                         March 31,
                                              --------------------------------
                                                   1997            1996
       Primary                                    827,097         808,456
       Fully diluted                              828,162         808,456


3.    NEW ACCOUNTING PRONOUNCEMENTS

      Effective for periods ending after December 15, 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is applicable for computing and presenting earnings per share (EPS) for entities, such as the Company, with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. If the Company had adopted SFAS No. 128 as of March 31, 1997, it would have reported basic and diluted EPS of $0.74 and $0.70 respectively.

                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

On March 31, 1997, Tri-County Federal Savings Bank converted its charter to that of a commercial bank and began operations as Community Bank of Tri-County. Tri-County Financial Corporation owns 100% of the issued and outstanding common stock of Community Bank of Tri-County (the Bank), which is the principal asset of the Company. Tri-County Financial Corporation does not presently own or operate any subsidiaries other than the Bank and its subsidiary and the entities are collectively referred to as "the Company."

The Bank is well positioned to operate as a community-oriented commercial bank. Functioning as a thrift, the Bank's operations had gradually expanded into the community bank market since the product lines available to the thrift were similar to those of a commercial bank. Seasoned bank officers were recruited for the branches and the corporate team, and business was conducted to attract more commercial customers. The hurdle faced by Bank personnel was the customer perception that thrifts are more limited in the types of transactions they can undertake than are banks. This charter change allows the Bank to adequately address the total financial needs of its communities rather than just concentrate on residential lending. For the business community, having a local decision center provides the Bank with a considerable advantage over those institutions with headquarters in distant cities and states.

The Company is primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential and commercial real estate and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income, which is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative holdings of interest-earning assets and interest-bearing liabilities. Also of significance to the Company's net income is its noninterest expenses, income taxes, provision for estimated loan losses, and other noninterest income.

The Company's deposit flows and cost of funds are determined by interest rates on competing investments and general market rates of interest. Lending activities are affected by consumer demand, the interest rates in the market, and the level of funds available. The Company grants loans throughout the Southern Maryland area. Its borrowers' ability to repay is, therefore, dependent upon the economy of Southern Maryland.

SELECTED FINANCIAL DATA

                                                                 Three Months Ended
                                                          ----------------------------------
                                                              March 31,         March 31,
                                                                1997              1996
Condensed Income Statement
Interest Income. . . . . . . . . . . . .                    $  3,576,429      $  3,346,981
Interest Expense . . . . . . . . . . . .                       1,733,631         1,617,057
Net Interest Income. . . . . . . . . . .                       1,842,798         1,729,924
Provision for Loan Losses. . . . . . . .                          60,000            60,000
Other Income . . . . . . . . . . . . . .                         270,973           200,854
Operating Expenses . . . . . . . . . . .                       1,129,762         1,067,157
Income Before Income Taxes . . . . . . .                         924,009           803,621
Income Tax Expense . . . . . . . . . . .                         347,700           285,934
Net Income . . . . . . . . . . . . . . .                         576,309           517,687

Per Common Share
Primary Earnings . . . . . . . . . . . .                            0.70              0.64
Cash Dividends Declared. . . . . . . . .                            0.10              0.10
Book Value . . . . . . . . . . . . . . .                           23.27             23.09


RESULTS OF OPERATIONS

The Company reported net income of $576,000 and $517,000 during the three months ended March 31, 1997 and 1996, respectively, representing a $59,000 or 11.3% increase for the three months ended March 31, 1997 compared to the comparable period in 1996. The increase in net income resulted from the $113,000 increase in net interest income, a $70,000 increase in noninterest income, which more than offset increases of $63,000 in noninterest expenses, and a $62,000 increase in income tax expense relating to the increased earnings.

Interest and Dividend Income

Interest and dividend income on investment securities declined as a result of the exercise of calls embedded in several of the Bank's securities. The Federal Reserve Board's action to raise interest rates in mid March may affect the prepayment speeds on mortgage related investments to a limited degree and may ultimately result in slowing down the pace of this economic expansion.

Noninterest Income

Contributing to the increase in earnings for the first quarter were increases in loan service charges resulting from higher commercial loan volume, which generates higher per loan appraisal and other fees, and increased gains on sales of loans originated for the purpose of reselling. Overall loan originations were lower by approximately 16.1% in the first 3 months of 1997 as compared to 1996. The available market pricing was such that a similar level of gains was recognized on a lower sales volume. Bank mergers and mortgage company restructurings have left the Bank as one of a few long-standing, stable and reputable sources of funds for the Southern Maryland market.

An effort has been made to identify the customer services the Bank provides which can be used to generate additional revenues. This led to the imposition of fees for the use of the Bank's ATMs by non-customers. In addition, Bank customers have been utilizing certain negotiable order of withdrawal account features which have a related service fee. These items resulted in a $41,000, or 55%, increase in service charge income in the three months ended March 31, 1997 as compared to the comparable period in 1996.

Operating Expense

The increase in operating expenses was held to $63,000, or 5.9% for the first three months of 1997 as compared to the first three months of 1996. Compensation related expenses increased $25,000, or 4.7%, as the Bank expanded its branch network to include a traditionally designed full service office in Bryans Road, Maryland in October 1996 and a "micro" branch, utilizing limited square footage to provide full customer service, at Charles County Community College in February 1997.

In connection with the conversion to a commercial bank, the level of stationery, printing and certain supplies costs increased $29,000, or 103%, as the entire inventory had to be replaced with items reflecting the new corporate name. In addition, advertising costs incurred to publicize and promote the conversion and its ensuing benefits to the customers and communities went from $15,000 to $39,000, an increase of 154%.

The benefit to the Bank of the BIF/SAIF recapitalization in the fall of 1996 is clearly seen in the $52,000 reduction in federal insurance and surety bond premiums for the first three months of 1997 as compared to the first three months of 1996.

Earnings Per Share

Primary earnings per share for the three months were $.70 per share or $.06 higher than for the corresponding period in 1996. Book value on a per share basis reflects only a nominal .8% increase primarily because the number of shares outstanding was increased by the 5% stock dividend and also as a result of the exercise of stock options by members of the senior management team and the board of directors.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 1997 grew $3.7 million to $182 million from the December 31, 1996 level of $178.3 million. This reflects a growth rate of 2.0% as compared to 1.5% asset growth during the previous year. Heavy development of the Southern Maryland area as a bedroom community for Washington, DC workers and military base expansion in the Bank's market area continues to keep the real estate market strong despite higher long term real estate loan rates. Loan growth was $2.4 million or 2.2% for the three month period as compared to a decline of $.6 million or .57% for the three months ended March 31, 1996. Loan origination volume in 1997 was 16.1% lower than in the comparable period in 1996; however, in 1997 fewer loans were originated for sale and subsequently sold than during the first three months of 1996.

In connection with the charter conversion, the Bank is adopting a business plan that focuses on originating more consumer and commercial loans, while creating a mortgage subsidiary to handle the production and sale of residential loans.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $60,000 during the first three months of 1997 in accordance with management's policy described above.

The Company's holdings of investment securities declined $518,000 since December 31, 1996. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market.

The level of property and equipment balances increased $85,000 as branch network expansion continued through construction of the "micro" branch described above. In addition, continued upgrade of the branch teller system equipment has required expenditures for computer equipment.

Liabilities

Liability growth was controlled to stay in line with the change in asset levels. Deposit growth was 2.1% for the first quarter of 1997. The deposit base provides a source of funds at a lower average rate than could be realized by borrowing. The Bank will be focusing on attracting customers disgruntled by the shrinking pool of locally run banks in the Southern Maryland community. Loan demand was low compared to the first three months of 1996; the funds obtained through increased deposit account balances were sufficient to meet this demand without increasing the level of Advances from the FHLB.

Advance payments by borrowers for taxes and insurance increased $360,000 and the balance will continue to increase until the real estate tax payments due for the majority of the Bank's loan customers are paid in September. The Bank was able to utilize the $240,000 increase in the Treasury Tax and Loan deposits account, provided by customers who make their required payments to the Internal Revenue Service through the Bank, in meeting daily cash needs.

The current tax liability balance increased in the first quarter of 1997 as a result of the taxes related to the earnings recorded in that period. At December 31, 1996, the tax liability was low because substantial estimated tax payments had been paid to the government prior to the $820,000 special FDIC insurance assessment. This tax deductible expense substantially lowered the Bank's 1996 tax liability so that the tax liability outstanding at the end of the year was only $77,000.

Accounts payable, accrued expenses and other liabilities declined $201,000, or 27.8%, in the first quarter of 1997. This decline was related to the payment of retirement plan accruals which are generally made soon after each year end and to the payment of incentive compensation accruals that had been made at December 31, 1996 once the performance results were known for the year.

Stockholders' Equity

Stockholders' equity increased $318,000 or 1.8% to $17.6 million at March 31, 1997 compared to $17.3 million at December 31, 1996. This reflects the net income of $576,000 for the three month period, a

$106,000 decline in unrealized holding gains on investment and mortgage-backed securities available for sale, $44,000 realized from the exercise of outstanding stock options by members of senior management and the board of directors and a reserve for the $.10 per share cash dividend declared, payable on April 15, 1997. A shift in the components of stockholders' equity occurred as a result of the declaration of a 5% stock dividend to shareholders; this resulted in a transfer of $834,000 from retained earnings to stock dividend distributable.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 1997, the Bank's leverage and risk-based capital was 9.37% and 17.43%, respectively. These levels are well in excess of the required 3.0% and 8.0% ratios required by the Federal Reserve Board.

                       TRI-COUNTY FINANCIAL CORPORATION
                       --------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

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




Tri-County Financial Corporation:



    Date:       May 14, 1997          By: /S/ Michael L. Middleton
           ----------------------         ------------------------
                                                Michael L. Middleton, President
                                                and Chairman of the Board


    Date:       May 14, 1997          By: /S/ Henry A. Shorter, Jr.
           ----------------------         -------------------------
                                                Henry A. Shorter, Jr.
                                                Secretary