Form 10-Q
period 1997-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1997-08-11
CIK 855874

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


For the Quarter Ended:                  Commission File Number 0-18279
                                                               -------

June 30, 1997

                       Tri-County Financial Corporation
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)


          Maryland                                           52-0692188
-------------------------------                              ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identificaiton Number)


         3035 Leonardtown Road
        Waldorf, Maryland 20601
----------------------------------------
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

                                      Yes    X    No
                                           -----      -----

Number of Shares of Capital Stock
Outstanding as of July 31, 1997    799,043

TRI-COUNTY FINANCIAL CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                     PAGE

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Consolidated Statements of Financial Condition at
      June 30, 1997 (Unaudited) and December 31, 1996                 2

    Consolidated Statements of Operations for the Six-Month
      and the Three-Month Periods Ended June 30, 1997
      and 1996 (Unaudited)                                            3

    Consolidated Statements of Cash Flows for the Six-Month
      Periods Ended June 30, 1997 and 1996 (Unaudited)               4-5

    Notes to Unaudited Consolidated Financial Statements              6

    Management's Discussion and Analysis of Operations               8-12

PART II - OTHER INFORMATION                                           13

SIGNATURES                                                            14


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1997 (UNAUDITED) AND
DECEMBER 31, 1996

---------------------------------------------------------------------------------------------------------------

                                                                                     JUNE 30,      DECEMBER 31,
ASSETS                                                                                 1997            1996
CASH AND CASH EQUIVALENTS:
  Noninterest-bearing                                                             $    646,594    $  1,111,894
  Interest-bearing                                                                   1,758,970       2,791,718
                                                                                  ------------    ------------
                     Total cash and cash equivalents                                 2,405,564       3,903,612


INVESTMENT SECURITIES AVAILABLE
  FOR SALE - At fair value, amortized cost of $8,438,215
    and $11,117,063, respectively                                                    8,645,548      11,265,358

INVESTMENT SECURITIES HELD TO
    MATURITY - At amortized cost, fair value of $631,723
    and $863,757, respectively                                                         631,723         863,757

MORTGAGE-BACKED SECURITIES AVAILABLE
    FOR SALE - At fair value, amortized cost of $48,652,654
    and $42,473,979, respectively                                                   48,734,834      42,470,319

MORTGAGE-BACKED SECURITIES HELD TO
    MATURITY - At amortized cost, fair value of $826,103
    and $919,349, respectively                                                         793,611         883,887

LOANS RECEIVABLE - Net of allowance for loan losses of
    $1,208,565 and $1,120,102, respectively                                        120,432,688     111,024,921

STOCK IN FEDERAL HOME LOAN BANK AND FEDERAL
    RESERVE BANK - At cost                                                           1,524,000       1,300,000

LOANS HELD FOR SALE                                                                  1,146,164       1,011,930

NET PREMISES AND EQUIPMENT                                                           3,941,150       3,824,568

ACCRUED INTEREST RECEIVABLE                                                          1,283,119       1,165,191

OTHER ASSETS                                                                           520,339         607,014
                                                                                  ------------    ------------

TOTAL ASSETS                                                                      $190,058,740    $178,320,557
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits                                                                      $139,463,468    $134,818,992
    Advances from Federal Home Loan Bank                                            29,400,000      24,000,000
    Notes payable and other borrowings                                                 940,578         733,466
    Advance payments by borrowers for taxes and insurance                            1,473,449         715,171
    Accounts payable, accrued expenses, and other liabilities                          555,661         724,055
    Current and deferred income taxes                                                        -          77,190
                                                                                  ------------    ------------
                     Total liabilities                                             171,833,156     161,068,874
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock                                                                         7,929           7,510
    Additional paid-in capital                                                       6,599,120       5,724,729
    Net unrealized gain on investment securities and mortgage-backed
      securities available for sale, net of taxes                                      177,703          88,778
    Retained earnings                                                               11,570,173      11,430,666
    Loan to ESOP                                                                      (129,341)              -
                                                                                  ------------    ------------
                     Total stockholders' equity                                     18,225,584      17,251,683
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $190,058,740    $178,320,557
                                                                                  ============    ============

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                 ------------------------------------------------------------
                                                                         1997            1996            1997         1996
INTEREST REVENUES:
    Interest on loans                                               $  5,355,012    $  4,974,819      $2,742,295   $2,444,209
    Interest on mortgage-backed securities                             1,510,620       1,154,274         771,873      593,900
    Interest and dividends on investment securities                      457,989         460,957         233,024      204,960
                                                                    ------------    ------------     -----------  -----------

                Total interest revenues                                7,323,621       6,590,050       3,747,192    3,243,069
                                                                    ------------    ------------     -----------  -----------

INTEREST EXPENSES:
    Deposits                                                           2,797,799       2,707,374       1,388,152    1,354,635
    Federal Home Loan Bank advances                                      698,042         365,407         376,594      183,694
    Notes payable and other borrowings                                    50,071         110,463          47,535       27,858
                                                                    ------------    ------------     -----------  -----------

                Total interest expenses                                3,545,912       3,183,244       1,812,281    1,566,187
                                                                    ------------    ------------     -----------  -----------

NET INTEREST INCOME                                                    3,777,709       3,406,806       1,934,911    1,676,882

LOAN LOSS PROVISION                                                      120,000         120,000          60,000       60,000
                                                                    ------------    ------------     -----------  -----------

                Net interest income after loan loss provision          3,657,709       3,286,806       1,874,911    1,616,882
                                                                    ------------    ------------     -----------  -----------

OTHER INCOME:
    Loan appraisal, credit, and miscellaneous charges                    177,242         134,046          91,694       66,290
    Gain on sale of loans held for sale                                   83,247          71,312          39,505       30,092
    Service charges                                                      234,417         174,492         119,407      100,618
    Other                                                                 50,635          42,058          23,962       24,054
                                                                    ------------    ------------     -----------  -----------

                Total other income                                       545,541         421,908         274,568      221,054
                                                                    ------------    ------------     -----------  -----------

OPERATING EXPENSES:
    Employee compensation and benefits                                 1,327,104       1,179,368         765,377      642,792
    Occupancy expense                                                    185,625         173,450          91,426       80,758
    Federal insurance premium and surety bond premiums                    53,000         173,914          17,882       86,860
    Data processing expense                                              115,592         116,903          58,941       57,601
    Advertising                                                           83,509          67,737          44,654       35,442
    Depreciation for furniture, fixtures, and equipment                   74,125          96,828          33,325       44,471
    Other                                                                630,255         397,511         327,843      190,630
                                                                    ------------    ------------     -----------  -----------

                Total operating expenses                               2,469,210       2,205,711       1,339,448    1,138,554
                                                                    ------------    ------------     -----------  -----------

INCOME BEFORE INCOME TAXES                                             1,734,040       1,503,003         810,031      699,382

INCOME TAXES                                                             684,400         567,700         336,700      281,766
                                                                    ------------    ------------     -----------  -----------

NET INCOME                                                          $  1,049,640    $    935,303      $  473,331   $  417,616
                                                                    ============    ============     ===========  ===========

EARNINGS PER SHARE (Note 2):
    Primary                                                                $1.26            1.15(1)        $0.57        $0.51
    On a fully diluted basis                                               $1.26            1.15(1)         0.57        $0.51

---------------------
(1) Restated to reflect 1997 stock dividends



See notes to consolidated financial statements.


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND
1996 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                                1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  1,049,640   $    935,303
    Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for loan losses                                                120,000        120,000
        Provision for depreciation and amortization                              144,325        120,979
        Amortization of premium/discount on mortgage-backed
            securities and investments                                           (40,352)       (48,308)
        Provision for deferred income tax benefit                                 (3,600)          (300)
        Increase in interest receivable                                         (117,928)       (54,819)
        Increase (decrease) in deferred loan fees                                 46,574        (31,966)
        (Decrease) increase in accounts payable, accrued
            expenses, and other liabilities                                     (301,778)       149,086
        Increase in other assets                                                 (64,617)       (70,592)
        Gain on sale of premises and equipment                                         -         (9,610)
        Origination of loans held for sale                                    (3,671,991)    (3,930,155)
        Gain on sales of loans held for sale                                     (83,247)       (71,312)
        Proceeds from sale of loans held for sale                              3,729,232      5,006,312
                                                                            ------------   ------------

                 Net cash provided by operating activities                       806,258      2,114,618
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities available for sale                      (8,302,912)    (9,851,574)
    Principal collected on loans                                              15,370,130     23,497,258
    Principal collected on mortgage-backed securities
        held to maturity                                                           90,276        130,389
    Loans originated or acquired                                             (25,182,040)   (25,505,670)
    Purchase of mortgage-backed securities available for sale                 (8,466,271)    (5,030,000)
    Proceeds from sale or redemption of mortgage-backed
        securities available for sale                                          2,311,988      1,995,826
    Principal collected on investment securities held to maturity                236,578              -
    Proceeds from sale or redemption of investment securities
        available for sale                                                    10,993,174     12,427,478
    Purchase of premises and equipment                                          (235,722)      (266,754)
    Proceeds from sales of premises and equipment                                      -          9,610
    Investment in real estate                                                          -       (207,936)
    Purchase of FHLB stock and Federal Reserve Bank stock                       (224,000)             -
    Proceeds  from disposition of foreclosed real estate                         155,135              -
                                                                            ------------   ------------
                 Net cash used in investing activities                       (13,253,664)    (2,801,373)
                                                                            ------------   ------------

                                                                                             (Continued)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OFCASH FLOWS SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND
1996 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                            1997           1996

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                               4,644,476      4,060,591
    Proceeds from Federal Home Loan Bank advances                         34,400,000     41,500,000
    Payments of maturing Federal Home Loan Bank advances                 (29,000,000)   (41,750,000)
    Net increase (decrease) in other short-term borrowings                   279,024     (3,038,351)
    Net increase in advance payments by borrowers for
        taxes and insurance                                                  758,278        765,360
    Dividends paid                                                           (81,008)       (74,046)
    Exercise of stock options                                                 45,685        103,562
    Payments on notes payable                                                (97,097)      (189,571)
                                                                        ------------   ------------

                 Net cash provided by financing activitiesb               10,949,358      1,377,545
                                                                        ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                           (1,498,048)       690,790

CASH AND CASH EQUIVALENTS - JANUARY 1,                                     3,903,612      4,050,219
                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS - JUNE 30,                                    $  2,405,564   $  4,741,009
                                                                        ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months for:
        Interest                                                        $  3,498,845   $  3,224,332
        Income taxes                                                         820,000        470,000


Tri-County Financial Corporation declared a 5% stock dividend payable April 15, 1997, and April 15, 1996, to shareholders of record on March 7, 1997, and March 4, 1996, respectively. Retained earnings in the amount of $834,635 in 1997 and $525,840 in 1996 was transferred to capital in excess of par and common stock to reflect these dividends.

See notes to consolidated financial statements.                     (Concluded)

TRI-COUNTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

2. EARNINGS PER SHARE

   Primary and fully diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


                       SIX MONTHS ENDED  THREE MONTHS ENDED
                           JUNE 30,           JUNE 30,
                       ------------------------------------
                        1997     1996      1997      1996

      Primary          831,281  810,136   832,587   812,722
      Fully diluted    834,048  813,288   834,692   813,570


3. NEW ACCOUNTING PRONOUNCEMENTS

   Effective for periods ending after December 15, 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is applicable for computing and presenting earnings per share (EPS) for entities, such as the Company, with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. If the Company had adopted SFAS No. 128 as of June 30, 1997, it would have reported basic and diluted EPS of $1.35 and $1.26, respectively, for the six months then ended.

4. CURTAILMENT OF THE DEFINED BENEFIT PLAN

   On May 28, 1997, the Board of Directors, after due consideration of the projected cost of the Bank's Defined Benefit Pension Plan, voted to terminate the Plan effective August 31, 1997. The present value of current benefits, plus any remaining pension assets, net of costs, will be rolled into the Bank's ESOP/401K on behalf of all Defined Benefit Plan participants. The final cost or benefit to the Bank resulting from this Plan curtailment has not been determined by the plan administrator. However, management does not expect the termination to materially affect the financial position or results of operation of the Bank.

                                  * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

On June 30, 1997, Community Bank of Tri-County completed its first quarter of operations as a commercial bank, following its thrift charter conversion on March 29. Tri-County Financial Corporation owns 100% of the issued and outstanding common stock of Community Bank of Tri-County (the Bank), which is the principal asset of the Company. Tri-County Financial Corporation does not presently own or operate any subsidiaries other than the Bank and its subsidiary, and the entities are collectively referred to as "the Company."

The Bank is well positioned to operate as a community-oriented commercial bank. While functioning as a thrift, the Bank's operations had expanded into the community bank market with the product lines available to the thrift. Seasoned bank officers were recruited for the branches and the corporate team, and business was conducted to attract more commercial customers. The hurdle faced by the Bank was the customers' perception that thrifts are more limited in the type of transactions they could undertake than are banks. This charter change allows the Bank to adequately address the total financial needs of its communities rather than just concentrate on residential lending. For the business community, having a local decision center provides the Bank with a considerable advantage over those institutions with headquarters in distant cities and states.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's, and Calvert counties in Maryland. The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and, to a lesser extent, various types of consumer and other loans and investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loans, mortgage-backed securities and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities. Also of significance to the Company's net income is its provision for estimated loan losses, as well as the amount of noninterest income, including fees and service charges, gains or losses on sales of loans, mortgage-backed securities, investment securities, and other noninterest income, and noninterest expense, including employee compensation and benefits, occupancy expense, other noninterest expenses, and income taxes,

The Company's deposit flows and cost of funds are determined by interest rates on competing investments and general market rates of interest. Lending activities are affected by consumer demand, the interest rates in the market and the level of funds available. The Company grants loans throughout the Southern Maryland area. Its borrowers' ability to repay is, therefore, dependent upon the economy of Southern Maryland.

SELECTED FINANCIAL DATA



                                       SIX MONTHS ENDED
                                           JUNE 30,
                                   ------------------------
                                      1997         1996

Condensed Income Statement:

    Interest income                 $7,324,000   $6,590,000
    Interest expense                 3,546,000    3,183,000
    Net interest income              3,778,000    3,407,000
    Provision for loan losses          120,000      120,000
    Other income                       545,000      422,000
    Operating expenses               2,469,000    2,206,000
    Income before income taxes       1,734,000    1,503,000
    Income tax expense                 684,000      568,000
    Net income                       1,050,000      935,000
    Per Common Share:
        Primary earnings            $     1.26   $     1.15
        Cash dividends declared           0.10         0.10
        Book value                       22.99        22.29


RESULTS OF OPERATIONS


The Company reported net income of $1,050,000 and $935,000 during the six months ended June 30, 1997 and 1996, respectively, representing a $115,000, or 12.3%, increase for the six months ended June 30, 1997, compared to the comparable period in 1996. The increase in net income resulted from the $371,000 increase in net interest income and a $123,000 increase in noninterest income, which were offset by increases of $263,000 in noninterest expenses, primarily employee compensation and benefits and advertising and supplies costs incurred relating to the charter conversion and name change, plus a $116,000 increase in income tax expense relating to the increased earnings.

Interest and Dividend Income

Interest and dividend income on investment securities declined during the first quarter as a result of the exercise of calls imbedded in several of the Bank's securities; this decline was offset in the second quarter by increased market yields on the securities remaining in the portfolio. The Federal Reserve Board's action to raise interest rates in mid March may affect the prepayment speeds on mortgage-related investments to a limited degree and may ultimately result in slowing down the pace of the current economic expansion. The Bank is currently benefiting from the rate increase as the adjustable portfolio items reprice to higher yields. The asset side is repricing at a faster rate than our liabilities, both deposits and borrowings, further increasing the net yield.
The combination of the increased net yield and the balance sheet growth contributed to the 11.3% overall growth in net interest income for the six months ended June 30, 1997, over the comparable period results for 1996.

Other Income

Contributing to the increase in earnings were increases in loan service charges resulting from higher commercial loan volume, which in turn generates higher per-loan appraisal fees and other fees, as well as increased gains on sales of loans originated for the purpose of reselling. Overall loan originations remained stable in 1997 as compared to 1996. The conversion to a commercial bank charter resulted in a change in the composition of originations, however, with an increased proportion of originations occurring in the commercial real estate and lines of credit loans. Bank mergers and mortgage company restructurings have left the Bank as one of a few long-standing, stable, and reputable sources of funds for the Southern Maryland market, so mortgage activity remains strong. An additional commission-based mortgage loan originator was hired to further strengthen the Bank's presence in its market.

An effort has been made to identify the customer services provided by the Bank which can be used to generate additional revenues. This led to the imposition of fees for the use of the Bank's ATMs by noncustomers. In addition, Bank customers have been utilizing certain demand deposit account features that have a related service fee. These items resulted in a $60,000, or 34%, increase in service charge income in the six months ended June 30, 1997, as compared to the comparable period in 1996.

Operating Expense

The first six months of 1997 saw a significant $263,000 or 11.9%, increase in operating expenses as compared to the first six months of 1996. Compensation-related expenses increased $148,000, or 12.5%, as the Bank expanded its branch network to include a traditionally designed full service office in Bryans Road, Maryland, in October 1996 and a "micro" branch, utilizing limited square footage to provide full customer service, at Charles County Community College in February 1997.

In connection with the conversion to commercial bank operations, the cost of stationery, printing, and certain other supplies costs increased $72,000, or 148%, as the entire inventory had to be replaced with items reflecting the new corporate name. In addition, advertising costs incurred to publicize and promote the conversion and its ensuing benefits to the customers and community went from $35,000 to $84,000, an increase of 136%.

The benefit to the Bank of the BIF/SAIF recapitalization in the fall of 1996 is clearly seen in the $121,000 reduction in federal insurance and surety bond premiums for the first six months of 1997 as compared to the comparable period in 1996.

Income Tax Expense

Income tax expenses increased 20.6% as a result of the increase in pretax income.

Earnings Per Share

Primary earnings per share for the six months were $1.26 per share or $0.11 higher than for the corresponding period in 1996. Book value on a per-share basis reflects only a 3.1% increase, primarily because the number of shares outstanding was increased by the 5% stock dividend. Additional factors were the $0.10 per share cash dividend distribution and the exercise of stock options by members of the senior management team and the board of directors.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 1997, grew $11.7 million to $190 million from the December 31, 1996 level of $178.3 million. This reflects a growth rate of 6.6% as compared to 1.2% asset growth during the previous year. Increased development of the Southern Maryland area as a bedroom community for Washington, DC workers and military base expansion in the Bank's market area continues to keep the real estate market strong despite higher long-term real estate loan rates. Loan growth was $9.5 million or 8.5% for the six-month period as compared to an increase of $0.9 million, or .85%, for the six months ended June 30, 1996. Loan origination volume in 1997 was 2% lower than in the comparable period in 1996; however, in 1997 fewer loans were originated for sale and subsequently sold than during the first six months of 1996. With rates at a slightly higher level in 1997 than in 1996, the Bank experienced a much lower rate of repayment through refinancings. Overall loan repayments from payoffs and scheduled principal curtailments were $15.3 million during the first six months of 1997 compared to $23.5 million in 1997, a decline of $8.1 million, or 34.6%.

In connection with the charter conversion, the Bank adopted a business plan that focuses on originating more consumer and commercial loans, while creating a mortgage subsidiary to handle the production and sale of residential loans.
This plan is still in the development and analysis stage.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's provision for loan losses was $120,000 during the first six months of 1997 in accordance with management's policy described above.

The Company's holdings of investment securities declined $2.9 million since December 31, 1996. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market.

As part of the Bank's strategic plan to prudently leverage capital, holdings of mortgage-backed securities were increased $6.3 million, or 15%, since December 31, 1997. This was accomplished using funds obtained through Federal Home Loan Bank Advances under terms which matched the rate index and maturity of the securities acquired. This strategy will continue to be utilized as long as the interest rate spread obtained meets management's criteria and adequate net worth levels are maintained.

The level of property and equipment balances increased $117,000 as branch network expansion continued through construction of the "micro" branch described above. In addition, continued upgrade of the branch teller system equipment has required expenditures for computer equipment,

Liabilities

Liability growth was controlled to stay in line with the change in asset levels. Deposit growth was 3.4% for the first six months of 1997. The deposit base provides a source of funds at a lower average rate than could be realized by borrowing. The Bank will be focusing on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Loan demand was stable; the funds obtained through increased deposit account balances and the call of certain investment securities were sufficient to meet this demand. Advances from the FHLB were used to acquire mortgage-backed securities;

borrowings were generally obtained with maturity and rate index characteristics similar to those of the security purchased so that an acceptable interest rate spread was obtained in the transaction. Advance payments by borrowers for taxes and insurance increased $758,000, and the balance will continue to increase until the real estate tax payments are made in September 1997.

Stockholders' Equity

Stockholders' equity increased $974,000, or 5.6% to $18.2 million at June 30, 1997, compared to $17.3 million at December 31, 1996. This reflects the net income of $1,050,000 for the six-month period, an $89,000 increase in unrealized holding gains on investment and mortgage-backed securities available for sale, $46,000 realized from the exercise of outstanding stock options by members of senior management and the Board of Directors, and a cash distribution to shareholders in the form of a $0.10 per share cash dividend. A shift in the components of stockholders' equity occurred as a result of the declaration of a 5% stock dividend to shareholders. This resulted in a transfer of $829,000 from retained earnings to common stock and capital surplus.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as to statutory capital requirements imposed by Maryland law. At June 30, 1997, the Bank's tangible, leverage, and risk-based capital were 9.3%, 9.3%, and 17.0%, respectively. These levels are well in excess of the required 1.5%, 3.0% and 8.0% ratios required by the Federal Reserve Board.

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



Tri-County Financial Corporation:



  Date: August 8, 1997                 By:  /S/ Michael L. Middleton
        --------------                      -------------------------------
                                                Michael L. Middleton, President
                                                and Chairman of the Board


  Date: August 8, 1997                 By:  /S/ Henry A. Shorter, Jr.
        --------------                      -------------------------------
                                                Henry A. Shorter, Jr.
                                                Secretary