Form 10-Q
period 1997-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1997-11-13
CIK 855874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  -------------------------------------------


                                   FORM 10-Q

(MARK ONE)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ---------------------

                        Commission File Number 0-18279
                        ------------------------------


                       TRI-COUNTY FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                        52-0692188
-------------------------------                        -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                     20601
 -----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                (301) 645-5601
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     x        No
                                                ---------       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of October 31, 1997, registrant had outstanding    785,514     shares of
                                                        --------------
Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

                                     INDEX
------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                            PAGE

 Item 1 - Financial Statements (Unaudited)

  Consolidated Balance Sheets - September 30, 1997
   and December 31, 1996                                                    2

  Consolidated Statements of Income - Nine Months and Three
   Months Ended September 30, 1997 and 1996                                 3

  Consolidated Statements of Cash Flows - Nine Months
   Ended September 30, 1997 and 1996                                    4 - 5

  Notes to Consolidated Financial Statements                            6 - 7

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           8 - 11

PART II - OTHER INFORMATION                                                12

 Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES                                                                 13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          1997           1996
ASSETS
Cash and cash equivalents:
 Noninterest-bearing                                                  $    520,980   $  1,111,894
 Interest-bearing                                                        5,889,504      2,791,718
                                                                      ------------   ------------
   Total cash and cash equivalents                                       6,410,484      3,903,612
Investment securities available for sale - at fair value                53,281,218     53,735,677
Investment securities held to maturity - at amortized cost               1,323,280      1,747,644
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost       1,724,000      1,300,000
Loans held for sale                                                      1,033,680      1,011,930
Loans receivable - net of allowance for loan losses
 of $1,264,668 and $1,120,102, respectively                            124,157,802    111,024,921
Premises and equipment, net                                              3,926,347      3,824,568
Accrued interest receivable                                              1,266,795      1,165,191
Other assets                                                               516,242        607,014
                                                                      ------------   ------------

     TOTAL ASSETS                                                     $193,639,848   $178,320,557
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Noninterest-bearing deposits                                         $  5,946,314   $  5,251,827
 Interest-bearing deposits                                             134,443,345    130,282,336
                                                                      ------------   ------------
     Total deposits                                                    140,389,659    135,534,163
 Short-term borrowings                                                  16,746,177     11,463,507
 Long-term debt                                                         17,526,836     13,269,959
 Accrued expenses and other liabilities                                    405,416        801,245
                                                                      ------------   ------------

     Total liabilities                                                 175,068,088    161,068,874
                                                                      ------------   ------------

STOCKHOLDERS' EQUITY:
 Common stock - par value $.01; authorized - 15,000,000 shares;
  issued 785,514 and 750,960 shares, respectively                            7,855          7,510
 Surplus                                                                 6,301,165      5,724,729
 Retained earnings                                                      12,147,316     11,430,666
 Net unrealized gain on investment securities
  available for sale, net of deferred taxes                                372,019         88,778
 Loan to ESOP                                                             (256,595)             -
                                                                      ------------   ------------

     Total stockholders' equity                                         18,571,760     17,251,683
                                                                      ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $193,639,848   $178,320,557
                                                                      ============   ============


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                  -------------------------  -----------------------
                                                                      1997          1996        1997         1996
INTEREST INCOME:
 Interest and fees on loans                                       $ 8,183,391   $ 7,525,510  $2,828,379   $2,550,691
 Interest on mortgage-backed securities                             2,377,982     1,786,972     867,362      632,698
 Interest and dividends on investment securities                      633,534       676,351     175,545      215,394
                                                                  -----------   -----------  ----------   ----------

   Total interest income                                           11,194,907     9,988,833   3,871,286    3,398,783
                                                                  -----------   -----------  ----------   ----------

INTEREST EXPENSE:
 Interest on deposits                                               4,235,624     4,058,764   1,437,825    1,351,390
 Interest on short-term borrowings                                    730,423       126,362     259,841      174,621
 Interest on long-term debt                                           498,158       571,665     220,627       47,536
                                                                  -----------   -----------  ----------   ----------

   Total interest expense                                           5,464,205     4,756,791   1,918,293    1,573,547
                                                                  -----------   -----------  ----------   ----------

NET INTEREST INCOME                                                 5,730,702     5,232,042   1,952,993    1,825,236

LOAN LOSS PROVISION                                                   180,000       180,000      60,000       60,000
                                                                  -----------   -----------  ----------   ----------

NET INTEREST INCOME AFTER LOAN
 LOSS PROVISION                                                     5,550,702     5,052,042   1,892,993    1,765,236
                                                                  -----------   -----------  ----------   ----------

NONINTEREST INCOME:
 Loan appraisal, credit, and miscellaneous charges                    262,034       200,975      84,792       66,929
 Gain on sale of loans held for sale                                  151,809       129,635      68,562       58,323
 Loss on sale of investment securities                                (17,502)            -     (17,502)           -
 Service charges                                                      361,047       270,620     126,630       96,128
 Other                                                                 69,761        59,663      19,126       17,605
                                                                  -----------   -----------  ----------   ----------

   Total noninterest income                                           827,149       660,893     281,608      238,985
                                                                  -----------   -----------  ----------   ----------

NONINTEREST EXPENSES:
 Employee compensation and benefits                                 1,913,959     1,668,998     586,855      489,630
 Occupancy expense                                                    303,169       265,820     117,544       92,370
 Federal insurance premium and surety bond premiums                    88,016     1,084,120      35,016      910,206
 Data processing expense                                              175,643       174,371      60,051       57,468
 Advertising                                                          115,751        53,870      32,242       18,530
 Depreciation for furniture, fixtures, and equipment                  109,875        93,019      35,750       29,755
 Other                                                              1,038,155       681,648     407,900      218,176
                                                                  -----------   -----------  ----------   ----------

   Total noninterest expenses                                       3,744,568     4,021,846   1,275,358    1,816,135
                                                                  -----------   -----------  ----------   ----------

INCOME BEFORE INCOME TAXES                                          2,633,283     1,691,089     899,243      188,086

INCOME TAXES                                                        1,006,500       629,700     322,100       62,000
                                                                  -----------   -----------  ----------   ----------

NET INCOME                                                        $ 1,626,783   $ 1,061,389  $  577,143   $  126,086
                                                                  ===========   ===========  ==========   ==========

EARNINGS PER SHARE (Note 2):
 Primary                                                                $1.98   $1.29 /(1)/        $.70   $.15 /(1)/
 On a fully diluted basis                                               $1.96   $1.29 /(1)/        $.70   $.15 /(1)/

/(1)/  Restated to reflect 1997 5% stock dividend

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
------------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $  1,626,783   $  1,061,389
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                    180,000        180,000
  Depreciation and amortization                                209,828        180,926
  Amortization of premium/discount on mortgage-backed
   securities and investments                                  (42,537)       (71,021)
  Deferred income tax benefit                                  (52,500)       (57,300)
  Increase in interest receivable                             (101,604)      (177,660)
  Increase (decrease) in deferred loan fees                      3,671        (23,229)
  (Decrease) increase in accounts payable,
   accrued expenses, and other liabilities                    (477,658)       553,322
  Increase in other assets                                    (108,248)      (268,238)
  Gain on sale of premises and equipment                             -         (9,610)
  Loss on sale of investment securities                         17,502              -
  Origination of loans held for sale                        (7,274,575)    (5,839,805)
  Gain on sales of loans held for sale                        (134,307)      (129,635)
  Proceeds from sale of loans held for sale                  7,387,132      6,036,635
                                                          ------------   ------------

   Net cash provided by operating activities                 1,233,487      1,435,774
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale      (24,622,942)   (22,056,393)
 Proceeds from sale, redemption or principal payments
  of investment securities available for sale               25,557,076     15,738,724
 Purchase of investment securities held to maturity                  -       (450,415)
 Proceeds from maturities or principal payments
  of investment securities held to maturity                    431,179      2,923,996
 Purchase of FHLB stock and Federal Reserve Bank stock        (424,000)             -
 Loans originated or acquired                              (41,076,412)   (41,422,480)
 Principal collected on loans                               27,630,519     37,352,867
 Purchase of premises and equipment                           (273,829)      (677,507)
 Proceeds from sales of premises and equipment                       -          9,610
 Proceeds from disposition of foreclosed real estate           155,135              -
                                                          ------------   ------------

   Net cash used in investing activities                   (12,623,274)    (8,581,598)
                                                          ------------   ------------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
------------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                                1997          1996
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   $ 4,855,496   $ 3,299,925
 Proceeds from long-term Federal Home Loan Bank advances     17,400,000             -
 Payments of long-term Federal Home Loan Bank advances                -    (1,000,000)
 Net increase (decrease) in other short-term borrowings      (7,743,123)    2,779,552
 Payments on notes payable                                     (155,108)     (318,738)
 Dividends paid                                                 (81,008)      (74,046)
 Exercise of stock options                                       18,236       127,880
 Increase in loan to ESOP                                      (127,254)            -
 Redemption of common stock                                    (270,580)            -
                                                            -----------   -----------

   Net cash provided by financing activities                 13,896,659     4,814,573
                                                            -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,506,872    (2,331,251)

CASH AND CASH EQUIVALENTS - JANUARY 1                         3,903,612     4,050,219
                                                            -----------   -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                    $ 6,410,484   $ 1,718,968
                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the nine months for:
  Interest                                                  $ 5,375,129   $ 4,799,692
  Income taxes                                                1,200,000       743,000

Tri-County Financial Corporation declared a 5% stock dividend payable April 15, 1997, and April 15, 1996, to shareholders of record on March 7, 1997, and March 4, 1996, respectively. Retained earnings in the amount of $834,635 in 1997 and $525,840 in 1996 was transferred to capital in excess of par and common stock to reflect these dividends.


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1997 presentation.

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

2.    EARNINGS PER SHARE

      Primary and fully diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                          NINE MONTHS ENDED  THREE MONTHS ENDED
                            SEPTEMBER 30,       SEPTEMBER 30,
                          -----------------  ------------------
                            1997     1996      1997      1996
                          --------  -------  --------  --------

         Primary           823,263  822,781   822,945   828,352
         Fully diluted     828,175  825,101   827,849   828,352

3.    NEW ACCOUNTING PRONOUNCEMENTS

      Effective for periods ending after December 15, 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is applicable for computing and presenting earnings per share (EPS) for entities, such as the Company, with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. If the Company had adopted SFAS No. 128 as of September 30, 1997, it would have reported basic and diluted EPS of $2.09 and $1.96, respectively, for the nine months then ended.

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

4.    CURTAILMENT OF THE DEFINED BENEFIT PLAN

      On May 28, 1997, the Board of Directors, after due consideration of the projected cost of the Bank's Defined Pension Plan, voted to terminate the Plan effective August 31, 1997. The present value of current benefits, plus any remaining pension assets, net of costs, will be transferred into the Bank's ESOP/401K on behalf of all Defined Benefit Plan participants. For the nine months ended September 30, 1997, net pension cost of $45,000 has been charged against earnings to reflect operating costs of the plan. Upon distribution of plan assets, credits of approximately $91,000 on an after tax basis will be recorded in settlement of the termination. It is anticipated that distribution of participant assets will occur in December 1997.

                                *  *  *  *  *  *

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The holding company's banking subsidiary, Community Bank of Tri-County, has operated as a commercial bank for six months, following its thrift charter conversion on March 29, 1997. Tri-County Financial Corporation owns 100% of the issued and outstanding common stock of Community Bank of Tri-County ("the Bank"), which is the principal asset of the Company. Tri-County Financial Corporation does not presently own or operate any subsidiaries other than the Bank and its subsidiary and the entities are collectively referred to as "the Company".

The Bank progressed in its evolution from a thrift to a community based commercial bank. All product lines were subjected to analysis for relevance and profitability. Strategies for broadening the scope of services to attract local business and consumers have been initiated in an effort to address the niche that appears to be available for an institution such as the Community Bank.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's, and Calvert counties in Maryland. The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and, to a lesser extent, various types of consumer and other loans and investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan, mortgage-backed securities and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities. Also of significance to the Company's net income is its provision for estimated loan losses, as well as the amount of noninterest income derived from activities that are not dependent on spread based lending. Transaction charges, nondeposit products and additional services are under review to augment the noninterest income contribution to the net earnings of the Bank.

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


SELECTED FINANCIAL DATA

                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                               -------------------------
                                  1997          1996
Condensed Income Statement:
 Interest income               $11,194,907  $  9,988,833
 Interest expense                5,464,205     4,756,791
 Net interest income             5,730,702     5,232,042
 Provision for loan losses         180,000       180,000
 Noninterest income                827,149       660,893
 Noninterest expenses            3,744,568     4,021,846
 Income before income taxes      2,633,283     1,691,089
 Income tax expense              1,006,500       629,700
 Net income                      1,626,783     1,061,389
Per Common Share:
 Primary earnings              $      1.98  $       1.29
 Cash dividends declared               .10           .10
 Book value                          23.64         21.48 /(1)/


/(1)/  Restated to reflect the 1997 5% stock dividend.

RESULTS OF OPERATIONS

The Company reported net income of $1,626,783 and $1,061,389 during the nine months ended September 30, 1997 and 1996, respectively, representing a $565,394 or 53.3% increase for the nine months ended September 30, 1997 compared to the comparable period in 1996. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this increase, rather than an overall trend applicable to all areas. The increase in net income resulted from the $498,660 increase in net interest income, a $166,256 increase in noninterest income, a decrease of $277,278 in noninterest expenses and a $376,800 increase in income tax expense relating to the increased earnings.

Interest and Dividend Income

Interest and dividend income on investment securities declined during 1997 as a result of the exercise of calls imbedded in several of the Bank's securities and the maturity of some others. The Bank benefitted from the Federal Reserve Board's rate increase in March as the adjustable rate portfolio items repriced to higher yields. The asset side repriced at a slightly faster rate than liabilities, further increasing the net yield. The Bank has utilized a strategy of leveraging since the fourth quarter of 1996. When opportunities became available, investments were purchased with maturity and rate terms that could be reasonably matched with available borrowings to generate a specified net yield. The combination of the increased net yield and the balance sheet growth contributed to the 9.5% overall growth in net interest income for the nine months ended September 30, 1997 over the comparable period results in 1996.

Noninterest Income

Contributing to the increase in earnings were increases in loan service charges of $61,059, or 30.4%, resulting from higher commercial loan volume, which generated higher per loan appraisal and other fees, and increased gains on sales of loans originated for the purpose of reselling. Overall loan originations remained stable in 1997 as compared to 1996. The conversion to a commercial bank charter resulted in a change in the composition of originations, however, with an increased proportion of originations occurring in the commercial real estate and lines of credit loans. Bank mergers and residential mortgage company restructurings have left the Bank as one of a few long-standing, stable and reputable sources of funds for the Southern Maryland market. Commission-based mortgage loan originators are utilized to further strengthen the Bank's presence in its market.

An effort has been made to identify the customer services provided by the Bank which can be used to generate additional revenues. This led to the imposition of convenience fees for the use of the Bank's ATMs by noncustomers. In addition, Bank have been utilizing certain negotiable order of withdrawal account features which have a related service fee and the conversion to a commercial bank has generated a small but increasing commercial deposit account base. The combined effect of these factors was a $90,427, or 33.4%, increase in service charge income in the nine months ended September 30, 1997 as compared to the corresponding period in 1996.

Operating Expense

Despite as increase in the number of branches operated by the Bank in the first nine months of 1997 compared to 1996 and the significant costs of converting the Bank's charter to that of a commercial bank, the Bank experienced a decline in noninterest expenses of $277,278 or 6.9%. Included in 1996 costs is the FDIC insurance cost incurred by the Bank as a thrift. The Bank was assessed a 65.7 basis point special insurance fee, payable September 30, 1996, in connection the recapitalization of the FDIC's Savings Association Insurance Fund (SAIF). This fee, coupled with the regular assessment, translated into $1.04 million dollars in FDIC insurance expense charged to operations for the nine months ended September 30, 1996. In contrast, for the nine months ended September 30, 1997, the Bank incurred $53,000 in deposit account insurance. This reduced insurance cost can be expected to continue for the foreseeable future.

Compensation related expenses did increase $244,961, or 14.7%, as the Bank expanded its branch network to include a traditionally designed, full service branch in Bryans Road, Maryland in October 1996 and a "micro" branch, utilizing limited square footage to provide full customer service, at Charles County Community College in February 1997. Included in compensation expense was retirement expense related to the defined benefit pension plan in accordance with Financial Accounting Standards Board (FASB) Statement No. 87. This statement requires that service and interest costs associated with administration of the plan be offset by the return on plan assets and reflected in operations over the period the employee provides services. For the nine months ended September 30, 1997, this expense was $45,000 more than the corresponding period in 1996. In May 1997, the Board of Directors voted to terminate the defined benefit plan effective August 31, 1997. Upon distribution of plan assets, the Bank will, in accordance with Statement No. 88 of the FASB, eliminate its liability for future plan benefits. Approximately $91,000 on an after-tax basis will be added to earnings to record settlement of the plan termination, which is anticipated to occur in December 1997.

In connection with the conversion to a commercial bank, the level of stationery, printing and certain supplies costs increased $74,973, or 127.8%, as the entire inventory had to be replaced with items reflecting the new corporate name. Advertising costs incurred to publicize and promote the conversion and its ensuing benefits to the customers and community increased from $53,870 to $115,751, or 114.9%. Legal fees related to the conversion and to certain other one-time management considerations substantially increased the Bank's costs by $59,006 or 167.8% of costs associated with normal operations.

Income Tax Expense

Income tax expenses increased 59.8% as a result of the 55.7% increase in pretax income.

Earnings Per Share

Primary earnings per share for the nine months were $1.98 per share or $.69 higher than for the corresponding period in 1996.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 1997 grew $15.3 million to $193.6 million from the December 31, 1996 level of $178.3 million. This reflects a growth rate of 8.6% as compared to 3.7% asset growth during the previous year. Increased development of the Southern Maryland area as a bedroom community for Washington, D.C. workers and military base expansion in the Bank's market area continued to keep the real estate market strong. Loan growth was $13.2 million or 11.7% for the nine-month period as compared to an increase of $3.8 million or 3.6% for the nine months ended September 30, 1996. In connection with the charter conversion, the Bank adopted a business plan that focused on more consumer and commercial loans, and to create a mortgage subsidiary to handle the production and sale of residential loans. This plan is still in the development and analysis stage.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $180,000 during the first six months of 1997 in accordance with management's policy described above.

The Company's holdings of investment securities declined $878,823 since December 31, 1996. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market. By September 30, the Bank had been able to replace the majority of called securities.

The Bank was required to increase its holdings of Federal Home Loan Bank (FHLB) stock as a result of its increased use of Advances from the FHLB as a source of funds to purchase investments. In connection with its conversion to a commercial bank member of the Federal Reserve, the Bank was required to acquire stock in the Federal Reserve. Overall, the Bank acquired $424,000 of FHLB and Federal Reserve stock during the nine months ended September 30, 1997.

The level of property and equipment balances increased $116,000 as branch network expansion continued through construction of the "micro" branch described above. In addition, continued upgrade of the branch teller system equipment has required expenditures for computer equipment.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit growth was 3.6% for the nine months ended September 30, 1997. The deposit base provided a source of funds at a lower average rate than could be realized by borrowing. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. With loan demand stable, the funds obtained through increased deposit account balances and the call of certain investment securities were sufficient to meet this demand. Advances from the FHLB were used to acquire mortgage-backed securities; borrowings were generally obtained with similar maturity and rate index characteristics to the security purchased so that an acceptable interest rate spread was realized in the transaction.

Stockholders' Equity

Stockholders' equity increased $1,320,077 or 7.7% to $18.2 million at September 30, 1997 compared to $17.3 million at December 31, 1996. This reflects the net income of $1,626,783 for the nine-month period, a $283,241 increase in net unrealized holding gains on investment and mortgage-backed securities available for sale and $18,236 realized from the exercise of outstanding stock options by members of senior management and the Board of Directors. Additionally, a cash distribution to shareholders in the form of a $.10 per share cash dividend was paid. A shift in the components of stockholders' equity occurred as a result of the declaration of a 5% stock dividend to shareholders. This resulted in a transfer of $835,000 from retained earnings to common stock and capital surplus.

Book value on a per share basis, $23.64 at September 30, 1997, as compared to $22.97 at December 31, 1996, reflects a 2.9% increase. During the third quarter of 1997 an opportunity arose for the Corporation to acquire some of its own stock. After evaluation of the offering price and consideration of alternative uses of Corporate assets, the Board approved the purchase of 13,529 shares. At the same time, the Bank's Employee Stock Ownership Plan (ESOP) acquired additional shares, utilizing the line of credit available from the Corporation. When the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balances is reflected as a reduction of stockholders' equity. The number of shares outstanding was increased by the 5% stock dividend declared by the Board of Directors on January 24, 1997. Additional factors were the $.10 per share cash dividend distribution and the exercise of stock options by members of the senior management team and the Board of Directors.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as to statutory capital requirements imposed under Maryland law. At September 30, 1997, the Bank's tangible, leverage, and risk-based capital 9.48%, 9.48% and 16.0%, respectively. These levels are well in excess of the required 1.5%, 3.0% and 8.0% ratios required by the Federal Reserve Board.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K


    A.   Exhibits

         (27) Financial Data Schedule



    B.   Reports on Form 8-K

         One report on Forms 8-K and 8-K/A was filed during the quarter:

         Date of Report:  September 19, 1997
         --------------

         Item(s) Reported:  Board of Directors decision to dismiss Deloitte &
         ----------------
                            Touche, LLP as certifying accountant and retention of Stegman & Company as its new certifying accountant.

         Date of Report:  September 19, 1997
         --------------

         Item(s) Reported:   Deloitte & Touche, LLP letter regarding information
         ----------------
                             stated in Form 8-K dated September 19, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Tri-County Financial Corporation:



     Date:                              By:
          ---------------------------      -----------------------------------
                                           Michael L. Middleton, President
                                           and Chairman of the Board





     Date:                              By:
          ---------------------------      -----------------------------------
                                           Eileen Ramos
                                           Chief Financial Officer