Form 10-K405
period 1997-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1998-03-31
CIK 855874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark One

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

                         Commission File Number: 0-18279

                        TRI-COUNTY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Maryland                                           52-1652138
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    3035 Leonardtown Road,
      Waldorf, Maryland                                         20601
    (Address of principal                                     Zip Code
      executive offices)

Registrant's telephone number, including area code  (301) 645-5601

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 1998, there were issued and outstanding 782,866 shares of the registrant's common stock.

     The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. The registrant believes the approximate trading price for the stock to be $22.38 per share for an approximate aggregate market value of voting stock held by non-affiliates of the registrant of $13.3 million. For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

     The Corporation. Tri-County Financial Corporation (the "Corporation") is a Maryland corporation that serves as the holding company of Community Bank of Tri-County ("Community Bank" or the "Bank"). The Corporation engages in no significant activity other than holding the stock of Tri-County Federal and operating the business of a Maryland chartered commercial bank through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Corporation's executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601.

     The Bank. The Bank is a Maryland chartered commercial bank which conducts full service commercial banking operations throughout the southern Maryland area. The primary financial services provided include mortgage loans on residential, construction and commercial real estate and various types of consumer lending, as well as offering demand deposits, savings products and safe deposit boxes. Since its conversion from a federally chartered savings and loan association to a state commercial bank on March 29, 1997, the Bank's business plan has focused on expanding its business and consumer loan portfolios and increasing the level of its transactional accounts and business deposits.

     The Bank also recently entered into an agreement with a local insurance company under which the Bank will sell insurance as agent to its customers and others from its branch office located in Bryans Road, Maryland. Under this arrangement, a dual employee of the insurance company and the Bank will sell various insurance products including automobile insurance, life and casualty, health and property and credit. The Bank and the insurance company will share commission income attributable to these activities. In the future, the Bank may also seek to sell title insurance and variable annuities.

     In the first quarter of 1998, the Bank closed a small satellite branch and simultaneously acquired a branch at southern Maryland's only regional mall. See "Management's Discussion and Analysis" included in the Company's Annual Report to Stockholders which is incorporated herein by reference.

     On April 16, 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking and brokerage services to the public. See "Subsidiary Activity" herein.

Lending and Investment Activities

     General. The principal lending activity of the Bank is the origination of single family conventional mortgage loans (i.e., loans that are neither insured nor partially guaranteed by government agencies). To a lesser extent, the Bank also makes second mortgage loans, home equity loans, construction loans, and loans secured by multi-family dwellings. Since its conversion to a commercial bank, the Bank has put more emphasis on attracting and servicing consumer and commercial customers.

     The Bank offers real estate loans with both fixed and adjustable rates. The Bank's fixed-rate real estate loans may be packaged for resale in the secondary market or securitized for outside borrowings. The Bank has also purchased mortgage-backed securities.

     Geographic Lending Area. The Bank is authorized to make real estate loans throughout the United States, provided the Bank continues to meet the provisions of the Community Reinvestment Act to serve the communities in which it operates offices. The Bank's lending area consists of Charles, Calvert and St. Mary's counties in Maryland.

     Residential Real Estate Loans. The primary lending activity of the Bank is the granting of conventional loans to enable borrowers to purchase existing homes. At December 31, 1997, approximately 77% of the Bank's total loan portfolio consisted of loans secured by single family dwellings.

     Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

     The Bank aggressively markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 1997, the Bank had $43.4 million in loans using a U.S. Treasury bill index. The Bank offers mortgages which are adjustable on a one, a three and a five year basis with limitations on upward adjustments of 2% per year and 6% over the life of the loan. The Bank also offers long term fixed rate loans. The fixed rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents and the Federal National Mortgage Association ("FNMA") or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities.

     The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

     The Bank makes loans up to 95% of appraised value or sales price of the property, whichever is less, to qualified owner occupants upon the security of single family homes. Non-owner occupied one to four family loans and loans secured by other than residential real estate are generally permitted to a maximum 70% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential loans with loan to value ratios in excess of 80% carry private mortgage insurance to bring the Bank's exposure down to approximately 70% of the value of the property.

     All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank's indebtedness in full.

     The Bank has maintained a growing level of home equity loans in recent years. These loans, which totaled $17.4 million at December 31, 1997, are generally made in minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio, depending on the specific loan program.

     Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has been giving increased emphasis to loans for the construction and permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $5 million or 36% during 1997. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $19.2 million or 15.8% of the Bank's loan portfolio at December 31, 1997. The Bank generally limits its exposure to a single borrower to 15% of the Bank's net worth and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 75% of appraised value and generally have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

     Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank restricts its commercial real estate lending primarily to owner occupied buildings which will, to some extent, be occupied by the borrower as opposed to speculative rental projects.

     Construction Loans. The Bank offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. These loans have constituted a significant portion of the Bank's loan originations in recent years. Most of these loans are construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30 year fixed or adjustable rate permanent loan. Most construction loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Construction loans totaled $14.7 million, or 12.1% of the Bank's loan portfolio, at December 31, 1997.

     Construction financing involves a higher degree of risk than long-term financing on improved, occupied real estate. The Bank's risk of loss on a construction loan is dependent primarily upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost, including interest, of completion. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the project may have a value which is insufficient to assure full repayment of the loan.

     The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $5.1 million at December 31, 1997. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a rate over prime and the Bank obtains security in the form of a first lien on home sites under construction. At December 31, 1997, $4.2 million in such loans were outstanding.

     In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $8.1 million at December 31, 1997. The Bank originated approximately $1.3 million of lot loans during 1997, which consisted of 22 loans secured by land in the Bank's market area, the largest of which had a balance of $150,000 at December 31, 1997.

     Land acquisition and development lending generally involves a higher degree of credit risk than lending on existing residential properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

     The Bank's ability to originate all types of construction loans is heavily dependent on the continued demand for single family housing construction in the Bank's market areas. In the event the demand for new houses in the Bank's market areas were to decline, the Bank may be forced to shift a portion of its lending emphasis. There can be no assurance of the Bank's ability to continue growth and profitability in its construction lending activities in the event of such a decline.

     Consumer and Commercial Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks and heavy equipment. The Bank also makes home improvement loans and offers both secured and unsecured lines of credit.

     The Bank also offers a variety of commercial loan services including term loans, lines of credit and equipment financing. The Bank's commercial loans are primarily underwritten on the basis of the borrower's ability to service the debt from income. Such loans are generally made for terms of five years or less at interest rates which adjust periodically.

     The Bank believes that the shorter terms and the normally higher interest rates available on various types of consumer and commercial business loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds. Consumer and commercial business loans do, however, entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

     Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                       At December 31,
                                            ------------------------------------
                                              1997          1996          1995
                                            --------      --------      --------
                                                        (In thousands)
Type of Loan:
Real Estate Loans --
  Residential construction ...........      $  9,652      $  7,946      $  6,787
  Mortgage ...........................        80,831        77,845        78,729
  Builders Line of Credit ............         5,054         3,810         3,191
  Home Equity ........................        17,428        14,147        12,155
Commercial Lines of Credit ...........         4,852         3,887         3,389
Consumer Loans .......................         6,420         5,422         4,841
  Less: Deferred Loan Fees ...........         1,060         1,086         1,172
        Loan Loss Reserve ............         1,310         1,120           733
                                            --------      --------      --------
        Total ........................      $121,867      $110,851      $107,187
                                            ========      ========      ========

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, local real estate agents, contractors and real estate developers. In addition, the Bank has several commissioned loan officers who originate loans with laptop computers to produce additional loan volume. Loan processing is centralized at the Bank's main office. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff or an independent fee appraiser. The Bank recently contracted with FHLMC to utilize its Prospector Software and Purchase program. This provides the Bank with faster loan approval turnaround and competitive pricing of loans.

     The Bank's President has the authority to approve loans in amounts up to $500,000. The Bank's Senior Vice Presidents individually have the authority to approve loans in amounts up to $250,000 and any two can approve loans up to $300,000. One Vice President has loan authority of $215,000 and the Business Development Officer has loan authority of $100,000. Any two of the aforementioned individuals may jointly approve a loan up to the combined total of their respective lending limits. Selected branch personnel have lending limits ranging from $10,000 to $50,000 depending on loan type and the employee's position. A loan committee, consisting of the President and two members of the Board of Directors on a rotating basis, ratify all real estate mortgage loans and all other large (in excess of $100,000) loans.

     Loan applicants are promptly notified of the decision of the Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Bank, and the notice of requirement of insurance coverage to be maintained to protect the Bank's interest. Title insurance is required on all loans except second mortgages and home equity loans. Hazard insurance policies are required on all loans in an amount equal to the lesser of the loan balance or the replacement value of the structure.

     Loan Originations, Purchases and Sales. The Bank actively originates mortgage loans primarily for its own portfolio, and, periodically, for sale in the secondary mortgage market. At December 31, 1997, the Bank was servicing approximately $47.8 million of loans for others. Fee income from loan servicing totaled approximately $165,000 during 1997. The Bank has periodically purchased whole loans, participation interests in loans and participation certificates. In recent years, the Bank has participated in several residential home construction loans with other well capitalized lenders. Approximately $2 million of such loans was outstanding at December 31, 1997. These participation loans are for commercial real estate as well as the acquisition and development of residential properties located in Maryland and the construction of housing stock on a pre sold basis. These loans have competitively priced terms and various maturity structures.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
                                                         (In thousands)
Loans originated:
Real estate loans:
  Construction loans ....................      $17,549      $ 9,157      $12,666
  Loans on existing property ............       11,542       18,092       18,996
  Loans refinanced ......................        4,081        2,182        2,805
  Land loans ............................        1,337        1,167        1,142
  Builder lines of credit ...............       19,691       15,360       10,752
  Non-residential mortgage loans ........        2,898        6,691        1,920
Commercial lines of credit ..............        4,357        3,594        3,096
Consumer loans ..........................        4,234        3,175        3,254
                                               -------      -------      -------
     Total loans originated .............      $65,689      $59,418      $54,631
                                               =======      =======      =======

Loans sold:
  Participation loans ...................      $    --      $    --           --
  Whole loans ...........................       11,876        8,965        5,284
                                               -------      -------      -------
     Total loans sold ...................      $11,876      $ 8,965      $ 5,284
                                               =======      =======      =======


     The Bank occasionally packages some fixed rate loans it originates into mortgage participation certificates or direct sales utilizing the FHLMC, FNMA and private mortgage correspondents as its secondary market buyer. During 1997, the Bank sold $11.9 million of loans under direct sales agreements. For further information, see "Management's Discussion and Analysis" in the Annual Report.

     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one month period. The total amount of the Bank's outstanding commitments to originate real estate loans at December 31, 1997, was approximately $2.8 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans (loans having no stated schedule of repayments and no stated maturity) and home equity loans which reprice within one year are reported as due in one year or less.

                                            Due after     Due more
                             Due within    1 through 5     than 5
                            1 year after   years from    years from
                              December      December      December
                              31, 1997      31, 1997       31, 1997     Total
                             -----------   ----------    ----------   ----------
                                                (In thousands)
Mortgage...................  $       844   $   44,538    $   33,604   $   78,986
Residential construction...        9,555           --            --        9,555
Builder line of credit.....        4,974           --            --        4,974
Commercial line of credit..        4,765           --            --        4,765
Home equity................       14,371          442         2,441       17,254
Consumer ..................          249        4,717         1,367        6,333
                             -----------   ----------    ----------   ----------
                             $    34,758   $   49,697    $   37,412   $  121,867
                             ===========   ==========    ==========   ==========


     The next table sets forth the dollar amount of all loans due after one year from December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                                       Floating or
                                       Fixed Rates   Adjustable Rates     Total
                                       -----------   ----------------    -------
                                                     (In thousands)
Mortgage .......................         $42,188         $35,954         $78,142
Home equity ....................           2,883              --           2,883
Consumer .......................           6,084              --           6,084
                                         -------         -------         -------
                                         $51,155         $35,954         $87,109
                                         =======         =======         =======

     Loan Origination Fees. In addition to interest earned on loans, the Bank receives loan origination fees and discounts for originating loans which are computed as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan.

     The Bank's loan origination fees and discounts are generally 2% to 3% on conventional residential mortgages and 1% to 2% for commercial real estate loans. Loan origination and loan commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets which, in turn, tend to vary in response to the demand and availability of money. The Bank has experienced a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans.

     The Bank receives other fees and charges relating to existing loans, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income for the Bank.

     Delinquencies. The Bank's collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank will modify the loan or grant a limited moratorium on loan pay ments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank will generally initiate foreclosure proceedings.

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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Any write-down of the property at foreclosure is charged to the allowance for loan losses. The Bank had no foreclosed real estate at December 31, 1997.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

                                                       At December 31,
                                             ----------------------------------
                                              1997          1996          1995
                                             ------        ------        ------
                                                       (In thousands)
Accruing loans which are
    contractually past
    due 90 days or more:
  Real Estate:
    Residential ......................       $  165        $  262        $  226
    Commercial .......................           --            --            --
  Commercial Business ................           --            --            --
  Consumer ...........................           --            79            --
                                             ------        ------        ------
    Total ............................       $  165        $  341        $  226
                                             ======        ======        ======
Percentage of Total Loans ............          .14%          .32%          .21%
                                             ======        ======        ======

Loans accounted for on a
    nonaccrual basis: (1)
  Real Estate:
    Residential ......................       $   34        $  358        $  323
    Commercial Business ..............           30            --            --
    Consumer .........................           95            --            17
                                             ------        ------        ------
    Total ............................          159           358           340
                                             ------        ------        ------
Total nonperforming loans ............       $  324        $  699        $  566
                                             ======        ======        ======

_________________________
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities.

     During the fiscal year ended December 31, 1997, gross interest income of $28,902 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 1997.

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                Year Ended December 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
                                                    (In thousands)
Balance at Beginning
  of Period ..........................   $  1,120      $    734      $    564
                                         --------      --------      --------

Loans Charged-Off:
 Real Estate:
  Residential ........................         11            17            34
  Commercial .........................         --            --            --
 Commercial Business .................         21            --            --
 Consumer ............................         18             5            12
                                         --------      --------      --------
Total Charge-Offs ....................         50            22            46
                                         --------      --------      --------

Recoveries:
  Real Estate:
    Residential ......................         --            --             2
    Commercial .......................         --            --            --
  Commercial Business ................         --            --            --
  Consumer ...........................         --            --             4
                                         --------      --------      --------
Total Recoveries .....................         --            --             6
                                         --------      --------      --------

Net Loans Charged-Off ................         50            22            40
                                         --------      --------      --------

Provision for Possible
  Loan Losses ........................        240           408           210
                                         --------      --------      --------

Balance at End of Period .............   $  1,310      $  1,120      $    734
                                         ========      ========      ========

Ratio of Net Charge-Offs
  to Average Loans
  Outstanding During
  the Period .........................        .04%          .02%          .04%
                                         ========      ========      ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                                   At December 31,
                                                    ----------------------------------------------------------------------------
                                                             1997                      1996                     1995
                                                    ------------------------  ------------------------  ------------------------
                                                                Percent of                Percent of                Percent of
                                                               Loans in Each             Loans in Each             Loans in Each
                                                                Category to               Category to               Category to
                                                                   Total                     Total                     Total
                                                     Amount        Loans       Amount        Loans       Amount        Loans
                                                    --------   ------------   --------   ------------   --------   ------------
                                                                                 (Dollars in thousands)
Real Estate:
  Residential ...................................   $    881         75.7%         786         79.3%    $    694         81.1%
  Commercial and other ..........................        255         15.2          240         12.5           --         11.4
Commercial and unsecured ........................         87          5.2           41          3.4           --          3.1
Consumer ........................................         87          3.9%          53          4.8           40          4.4
                                                    --------     --------     --------     --------     --------     --------
        Total allowance for loan losses .........   $  1,310        100.0%    $  1,120        100.0%    $    734        100.0%
                                                    ========     ========     ========     ========     ========     ========

     The Bank closely monitors the loan payment activity of all its loans. Any consumer loan which is determined to be uncollectible is charged off against the allowance for loan losses. A loan loss provision is provided by a monthly accrual based on analysis of the loan portfolio characteristics and industry norms. The allowance for loan losses was approximately 1% of outstanding loan balances. This measure was deemed prudent to achieve a sufficient reserve level commensurate with the Bank's portfolio risk.

     While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

Investment Activities

     Interest income from cash deposits and investment securities generally provides the second largest source of income for the Bank after interest payments on loans. At December 31, 1997, the Bank's interest-bearing cash and investment securities portfolio of $59.2 million consisted of deposits in other financial institutions, corporate equity securities, money market funds, obligations of U.S. Government Corporations and agencies and asset-backed securities. The Bank is in compliance with applicable liquidity requirements.

     The Bank is required under Maryland regulations to maintain a minimum amount of liquid assets sufficient to meet the operating needs of the Bank and its customers. These assets may be invested in interest and noninterest-bearing cash and certain other investments. See "Regulation -- Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Corporation's Annual Report. It has been the Bank's policy in the past to maintain a liquidity portfolio above regulatory requirements, and at December 31, 1997, the Bank's liquidity was in compliance with Maryland requirements. Investment decisions are made by authorized officers of the Bank under the supervision of the Bank's Board of Directors. Brokers periodically approved by the Board of Directors are used to effect securities transactions. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the carrying value of the Corporation's investment securities portfolio and FHLB and Federal Reserve Bank stock at the dates indicated. At December 31, 1997, their market value was $55.8 million.

                                                        At December 31,
                                             -----------------------------------
                                               1997          1996          1995
                                             -------       -------       -------
                                                        (In thousands)
Investment securities:
  Asset-backed securities ............       $44,035       $43,354       $31,954
  Money market funds .................         4,011         4,531         4,195
  FHLMC, FNMA, SLMA
    and FHLB notes ...................         5,003         5,320         9,388
  Federal Home Loan Bank of
    Atlanta, Federal Reserve,
    Federal Home Loan
    Mortgage Corporation and
    Federal National Mortgage
    Corporation Stock ................         2,229         2,267         1,781
  Treasury bills .....................           192           640           421
  Other investments ..................           281           671            --
                                             -------       -------       -------
    Total investment
      securities and FHLB
      and Federal Reserve
      Bank stock .....................       $55,752       $56,783       $47,739
                                             =======       =======       =======

         The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 1997 are shown below.


                                                                After One                After Five              After Ten
                                      One Year or Less     Through Five Years        Through Ten Years         After Ten Years
                                   --------------------   ---------------------    --------------------     --------------------
                                   Carrying     Average   Carrying      Average    Carrying     Average     Carrying     Average
                                     Value       Yield      Value        Yield       Value       Yield        Value       Yield
                                   --------     -------   --------      -------    --------     -------     --------     -------
                                                                      (Dollars in thousands)
Investment securities
    available for sale:
  Corporate equity securities....  $    505       4.50%   $     --           %      $    --           %     $     --           %
  Asset-backed securities........        --         --          --         --         2,204       6.61        41,156       6.97
  Money market funds.............     4,011       6.00          --         --            --         --            --         --
  Obligations of U.S. government
    sponsored enterprises (GSE)..        --         --       1,004       6.37         3,999       6.81            --         --
                                   --------               --------                  -------                 --------

    Total investment securities
       available for sale........  $  4,516       6.00    $  1,004       6.37       $ 6,203       6.81      $ 41,156       6.97
                                   ========               ========                  =======                 ========

Investment securities
    held-to-maturity:
  Asset-backed securities........  $     --         --%   $     --         --%      $    --         --%     $    676       8.50%
  Treasury bills.................       192       5.30          --         --            --         --            --         --
  Other investments..............       281       8.98          --         --            --         --            --         --
                                   --------     ------    --------      -----       -------      -----      --------     ------

    Total investment securities
       held-to-maturity..........  $    473       7.87    $     --         --%      $    --         --%     $    676       8.50
                                   ========               ========                  =======                 ========

     The Bank's investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at the fair value. Management's intent is to hold securities reported at amortized cost to maturity.

     For further information regarding the Corporation's investment securities, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

Savings Activities and Other Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, advances from the FHLB of Atlanta and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

     Deposits. Deposits are solicited throughout the Bank's market area through the Bank's branch system. The Bank offers a wide variety of deposit accounts with terms that vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. To date, the Bank has not obtained any funds through brokers. In recent years, the Bank has relied increasingly on newly authorized types of short-term accounts and other savings alternatives that are responsive to changes in market rates of interest.

     Advances. With its membership in the FHLB, the Bank utilizes wholesale borrowings to fund specific loans, such as acquisition and development loans. In addition, to prudently leverage its net worth, the Bank matches certain authorized investments with corresponding borrowings from the FHLB for a managed spread.

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 1997.

                                                             Certificates
           Maturity Period                                    of Deposit
           ---------------                                    ----------
                                                            (In thousands)
   One through three months...............................   $     2,350
   Three through six months...............................         1,646
   Six through twelve months..............................         3,151
   Over twelve months.....................................         4,188
                                                             -----------
        Total.............................................   $    11,335
                                                             ===========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Bank's primary borrowing source. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1997, advances from the FHLB of Atlanta were as follows:

                          Weighted Average
        Year Due            Interest Rate               Balance
        --------            -------------           ---------------

          1998                   6.0%               $   12,000,000
          1999                   5.7%                    5,000,000
          2002                   6.0%                   11,400,000
                                                    --------------
                                                    $   28,400,000

     The FHLB of Atlanta functions as a central reserve bank providing credit for member institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an association's net worth or on the FHLB's assessment of the association's creditworthiness. Under its current credit policies, the FHLB limits advances to 30% of a member's assets, but there are no other limitations on the amount of advances which may be made to an association.

     The Bank, through a finance subsidiary, has also borrowed funds through a collateralized mortgage obligation program. For further information, see Note 7 of Notes to Consolidated Financial Statements.

     For more information regarding the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

Yields Earned and Rates Paid

     The pre-tax earnings of the Bank depend significantly upon the spread between the income it receives from its loan and investment portfolios and its cost of money, consisting of the interest paid on deposit accounts and borrowings.

     The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets, the weighted average interest rates paid on the Bank's liabilities, together with the interest rate spread and net yield on interest-earning assets.

                                                                                  At                Years Ended December 31,
                                                                              December 31,   ------------------------------------
                                                                                 1997          1997          1996          1995
                                                                              -----------    --------      --------      --------

Weighted average yield on loan portfolio ...............................         8.57%         9.20%         9.13%         9.38%
Weighted average yield on interest-bearing cash and
  investment securities portfolio ......................................         6.76          6.48          6.42          6.45
    Weighted average yield on all interest-earning assets ..............         7.97          8.29          8.25          8.45

Weighted average rate paid on savings deposits and escrow ..............         4.14          4.06          4.05          4.06
Weighted average rate paid on Federal Home Loan Bank
  advances and other borrowings ........................................         6.08          5.91          5.46          6.21
    Weighted average rate paid on all interest-bearing
      liabilities ......................................................         4.46          4.37          4.22          4.28

Interest rate spread (spread between weighted average rate on
  all interest-earning assets and all interest-bearing liabilities) ....         3.51          3.92          4.03          4.17
Net yield (net interest income as a percentage of average
  interest-earning assets) .............................................                       4.23          4.32          4.46

Average Balance Sheet

     The following table presents for the periods indicated the Bank's average balance sheet and reflects the amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. Interest income includes fees which are considered adjustments to yields. Average balances are based on average month-end balances.

                                                                            For the Year Ended December 31,
                                           At December   -------------------------------------------------------------------------
                                            31, 1997               1997                    1996                     1995
                                         --------------- ----------------------- ------------------------ ------------------------
                                                Average                  Average                  Average                  Average
                                                 Yield/  Average          Yield/  Average          Yield/ Average           Yield/
                                         Balance  Cost   Balance Interest  Cost   Balance Interest  Cost  Balance  Interest  Cost
                                         ------- ------  ------- -------- ------  ------- -------- ------ -------  -------- ------
                                                                            (Dollars in thousands)
Interest-earning assets:
  Loan portfolio .....................  $123,566  8.57% $120,178  $11,056  9.20%  $110,024 $10,045  9.13% $104,186 $ 9,772   9.38%
  Cash and investment securities .....    60,922  6.76    60,716    3,937  6.48     53,335   3,426  6.42    48,547   3,129   6.45
                                        -------- -----  --------  ------- -----   -------- ------- -----  -------- -------  -----

     Total interest-earning assets ...   184,488  7.97   180,894   14,993  8.29    163,359  13,471  8.25   152,733  12,901   8.45%
                                        -------- -----  --------  ------- -----   -------- ------- -----  -------- -------  -----

Interest-bearing liabilities:
  Savings deposits and escrow ........  $142,276  4.14% $139,941  $ 5,683  4.06%  $133,331 $ 5,397  4.05% $128,041 $ 5,198   4.06%
  FHLB advances and other borrowings .    29,202  6.08    28,184    1,667  5.91     18,493   1,010  5.46    14,435     897   6.21
                                        -------- -----  --------  ------- -----   -------- ------- -----  -------- -------  -----

     Total ...........................  $171,478  4.46% $168,125    7,350  4.37%  $151,824   6,407  4.22% $142,476   6,095   4.28%
                                        ======== -----  ========  ------- -----   ======== ------- -----  ======== -------  -----

Net interest income ..................                            $ 7,643                  $ 7,064                 $ 6,806
                                                                  =======                  =======                 =======

Interest rate spread .................            3.51%                    3.92%                    4.03%                    4.17%
                                                  ====                    =====                    =====                    =====

Net yield on interest-earning assets .                                     4.23%                    4.32%                    4.46%
                                                                          =====                    =====                    =====

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities ................                                    107.6%                   107.6%                   107.2%
                                                                          =====                    =====                    =====

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate-volume (changes in rate multiplied by the change in volume).

                                                                        Year Ended December 31,
                                           -------------------------------------------------------------------------------------
                                                  1996       vs.        1997                 1995         vs.        1996
                                           ---------------------------------------     -----------------------------------------
                                                     Increase (Decrease)                        Increase (Decrease)
                                                           Due to                                      Due to
                                           ---------------------------------------     -----------------------------------------
                                                                  Rate/                                        Rate/
                                           Volume      Rate      Volume      Total     Volume      Rate       Volume       Total
                                           ------     ------     ------     ------     ------     ------      ------      ------
                                                                              (In thousands)
Interest income:
  Loan portfolio .......................   $  927     $   77     $    7     $1,011     $  548     $ (260)     $  (15)     $  273
  Interest-earning cash and
    investment portfolio ...............      475         32          4        511        313        (15)         (1)        297
                                           ------     ------     ------     ------     ------     ------      ------      ------
Total interest-earning assets ..........   $1,402     $  109     $   11     $1,522     $  861     $ (275)     $  (16)     $  570
                                           ------     ------     ------     ------     ------     ------      ------      ------

Interest expense:
  Savings deposits and escrow ..........   $  272     $   13     $    1     $  286     $  213     $  (13)     $   (1)     $  199
  FHLB advances and other
    borrowings .........................      530         83         44        657        251       (108)        (30)        113
                                           ------     ------     ------     ------     ------     ------      ------      ------
Total interest-bearing liabilities .....   $  802     $   96     $   45     $  943     $  464     $ (121)     $  (31)     $  312
                                           ======     ======     ======     ======     ======     ======      ======      ======


Key Operating Ratios

     The table below sets forth certain performance ratios of the Corporation for the periods indicated.

                                                     Year Ended December 31,
                                                    -------------------------
                                                     1997      1996      1995
                                                    -----     -----     -----
Return on Assets
 (Net Income Divided by Average Total Assets) ..     1.13%      .77%     1.28%

Return on Equity
 (Net Income Divided by Average Equity) ........    11.53%     7.94%     13.8%

Equity-to-Assets Ratio
 (Average Equity Divided by Average
  Total Assets) ................................     9.79%     9.70%     9.25%


Subsidiary Activity

     In 1985, the Bank formed Tri-County Federal Bank Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. On April 16, 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking and brokerage services to the public. To date, this corporation has been inactive.

Depository Institution Regulation

     General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation ("Commissioner") and the Board of Governors of the Federal Reserve (the "FRB") and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices. The Bank is subject to the FDIC's authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FRB concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

     As a federally insured depository institution, the Bank is subject to various regulations promulgated by the FRB, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Corporation.

     Liquidity Requirements. The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in: (i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or (iii) as to 5% of its demand deposits, on approval of the Commissioner, (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland, or any political subdivision. Additionally, a Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state; or (iii) direct obligations of the United States government or of the State of Maryland. Under the Maryland statute, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment. As of December 31, 1997 the Bank was in compliance with Maryland's reserve requirements.

     Regulatory Capital Requirements. The Bank is subject to FRB capital requirements as well as statutory capital requirements imposed under Maryland law. FRB regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements which would otherwise apply under FRB regulations. A bank that fails to satisfy the capital requirements established under the FRB's regulations will be subject to such administrative action or sanctions as the FRB deems appropriate.

     The leverage ratio adopted by the FRB requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 5% for banks rated composite 1 under the CAMEL rating system for banks. Banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FRB's leverage requirement, Tier 1 capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits.

     The risk-based capital requirements established by the FRB's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as Tier 1 capital, certain approved subordinated debt, certain other capital instruments and a portion of the bank's general loss allowance.

     Total risk-weighted assets equal the sum of the amount of each asset and credit-equivalent amount of each off-balance sheet item after such asset or item is multiplied by an assigned risk weight. The FRB's regulations establish four risk weights, 0%, 20%, 50% and 100%.

     In addition, the Bank is subject to the statutory capital requirements imposed by the State of Maryland. Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

     Prompt Corrective Regulatory Action. Under requirements implementing the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FRB may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the FRB determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At December 31, 1997, the Bank was classified as "well capitalized" under these regulations.

     Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See " -- Prompt Corrective Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank is currently classified as "well capitalized" under these regulations.

     Federal Reserve System. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve require ment is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, the Bank met its reserve requirements.

     The Bank is a member of the Federal Reserve System and has subscribed for stock in the Federal Reserve Bank of Richmond in an amount equal to 6% of the Bank's common stock and surplus.

     The monetary policies and regulations of the FRB have a significant effect on the operating results of commercial banks. The FRB's policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of non-earning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

     Transactions with Affiliates. Transactions between state member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association or state member bank. Generally, Sections 23A and 23B (i) limit the extent to which the institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state member bank.

     State member banks are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a state member bank (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The FRB has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the FRB pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

     State member banks are also subject to the requirements and restrictions of
Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Dividend Limitations. The Bank's ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the FRB. Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and (2) may not declare dividends on its common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

     The Bank's payment of dividends are subject to the FRB's Regulation H, which limits the dividends payable by a state member bank to the net profits of the Bank then on hand, less the Bank's losses and bad debts. Additionally, the FRB has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby reduced below the remaining balance of the liquidation account established in connection with its mutual to stock conversion.

Regulation of the Corporation

     General. The Corporation, as the sole shareholder of the Bank, is a bank holding company and registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Corporation is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company;

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

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and its Application in Maryland. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Pursuant to the Act, the FRB may approve an application of an adequately capitalized and adequately managed non-Maryland bank holding company to acquire control of, or acquire all or substantially all of the assets of, a Maryland bank, as long as certain requirements of the Act are met.

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching.

     Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB pursuant to FDICIA, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

     Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 1997, the Corporation's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

Federal and State Taxation

     The Corporation and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending December 31.

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. In its form as a savings bank until March 1997, through tax years beginning before December 31, 1995, savings associations such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank generally elected to use the method which resulted in the greatest deduction for federal income tax purposes in any given year.

     Legislation that is effective for tax years beginning after December 31, 1995 required the Bank to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

     Neither the Corporation nor the Bank's federal income tax returns have been audited during the past five years.

     For 1997, the Bank is required to file a franchise tax return with the State of Maryland which computes the tax at a rate of 7% on the Bank's net earnings. For the purposes of the 1997 franchise tax, net earnings are defined as net income for federal corporate purposes adjusted as follows: (1) less 75% of the interest income from obligations of the United States, (2) plus 25% of interest from obligations of the State of Maryland or any of its counties, municipal or public corporation authority, special district or political subdivision and any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions, (3) plus 100% of the interest from obligations of any state or political subdivisions other than the State of Maryland. Due to the State tax legislation passed in 1995, the Bank will no longer be subject to the franchise tax starting in 1998, but will file a corporate return with the State of Maryland.

     For additional information regarding federal and state taxes payable by the Corporation, see Note 8 of the Notes to Consolidated Financial Statements.

Competition

     The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans. Its most direct competition for deposits and loans comes from other banks, from savings and loan associations, federal and state credit unions located in its primary market area. The Bank faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, tax-deferred retirement programs, and other miscellaneous services. The Bank has also utilized direct mail, telemarketing and newspaper advertising to help increase deposits. It provides ongoing training for its staff in an attempt to ensure high quality service.

Personnel

     As of December 31, 1997, the Bank had 66 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Item 2.  Properties

     The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1997.

                                     Year
                                   Facility           Leased         Approximate
 Office                            Commenced            or             Square
Location                           Operation           Owned           Footage
--------                           ---------           -----           -------

Main Office                          1974              Owned            16,500
3035 Leonardtown Road
Waldorf, Maryland

Branch Office (1)                    1974              Owned             1,000
502 Great Mills Road
Lexington Park, Maryland

Branch Office (1)                    1992              Owned             2,500
Rt. 235 and Maple Road
Lexington Park, Maryland

Branch Office                        1961              Owned             2,500
Route 5 and Lawrence Avenue
Leonardtown, Maryland

Branch Office (3)                    1987             Leased             2,100
Business Park Dr. & Route 301
Waldorf, Maryland

Branch Office (2)                    1990             Leased            24,200
Potomac Square
729 North 301 Highway
La Plata, Maryland

Branch Office                        1991             Leased             1,400
10321 Southern Md. Blvd.
Dunkirk, Maryland

Branch Office                        1996              Owned             2,500
8010 Matthews Road
Bryans Road, Maryland

Branch Office                        1998             Leased
20 Patricks Drive
Waldorf, Maryland

----------
(1) The Bank purchased land early in 1992, and built a new Lexington Park branch office which opened in August 1992. The Bank is currently leasing out the former office space and is under contract to sell the site for $400,000. Settlement is anticipated in the second quarter of 1998.

(2)  Includes land purchased in February 1993 as potential branch location.

(3)  The Bank closed this location in January 1998.

     NCR currently maintains all accounting records for the Bank's deposits and loans. The Bank's general ledger and other accounting needs are met through the use of internal computer systems. The net book value of the Bank's investment in premises and equipment less accumulated depreciation totaled $4.2 million at December 31, 1997. See Note 5 of the Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

     Neither the Corporation, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and
        Related Security Holder Matters

     The information contained under the section caption "Stock Information" in the Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Results of Operations" in the Annual Report is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

     The financial statements contained in the Annual Report which are listed under Item 14 herein, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     The information required by this Item is incorporated by reference to the Company's Current Report on Form 8-K dated September 19, 1997.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

     Michael L. Middleton (50 years old) is Chief Executive Officer of the Corporation and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. Middleton has been elected to the Board of Directors of the FHLB of Atlanta and will serve until December 1998. Mr. Middleton is a member of the Rotary Club of Waldorf and is a Paul Harris Fellow.

     Henry A. Shorter, Jr. (67 years old) is the Secretary of the Corporation and the Bank. He has served in this capacity with the Bank since 1968. Mr. Shorter is a past member of the Board of Directors of the Physicians Memorial Hospital located in La Plata, Maryland.

     C. Marie Brown (55 years old) has been employed with the Bank for over 20 years and has served as Senior Vice President of operations since 1988. Prior to her appointment as Senior Vice President, Ms. Brown served as Vice President of the Bank.

     Beaman Smith (52 years old) is the Treasurer of the Corporation and has been the president of Accosystems, Inc., a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

     Eileen M. Ramos (41 years old) joined the Bank as Chief Financial Officer in September 1994. Prior to that time, Ms. Ramos was a partner with the accounting firm of Councilor, Buchanan & Mitchell, P.C. She is a member of the American Institute of CPAs, the District of Columbia Institute of CPAs and the Financial Managers Society.

     Gregory C. Cockerham (43 years old) joined the Bank in November 1988 and has served as Senior Vice President of Lending since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

Item 11. Executive Compensation

* The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions with the Corporation and the Bank" of the Proxy Statement.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Report of Independent Certified Public Accountants*

          Tri-County Financial Corporation*

          (a) Consolidated Statements of Financial Condition at December 31, 1997 and 1996

          (b) Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

          (c) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

          (d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1997, 1996 and 1995

          (e)  Notes to Consolidated Financial Statements


     ----------
     *    Incorporated by reference to the Annual Report.

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

          (3)(a)  Articles of Incorporation of Tri-County Financial
                  Corporation**

          (3)(b)  Bylaws of Tri-County Financial Corporation **

          (10)(a) Tri-County Federal Savings Bank of Waldorf 1986 Stock Option Plan, as amended ***

          (10)(b) Employment Agreement with Michael L. Middleton, as amended ****

          (13) Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997

          (21)    Subsidiaries of the Registrant

          (23)    Consent of Stegman & Company

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


----------

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

                                         TRI-COUNTY FINANCIAL CORPORATION


Date: March 25, 1998                 By: /s/ Michael L. Middleton
                                         ------------------------------------
                                         Michael L. Middleton
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

Date: March 25, 1998                 By: /s/ Eileen M. Ramos
                                         ------------------------------------
                                         Eileen M. Ramos
                                         Chief Financial Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Michael L. Middleton              By:  /s/ Herbert N. Redmond, Jr.
    -----------------------------              -----------------------------
    Michael L. Middleton                       Herbert N. Redmond, Jr.
    (Director, President and Chief             (Director)
    Executive Officer)

Date: March 25, 1998                      Date: March 25, 1998



By: /s/ Henry A. Shorter, Jr.             By:  /s/ W. Edelen Gough, Jr.
    -----------------------------              -----------------------------
    Henry A. Shorter, Jr.                      W. Edelen Gough, Jr.
    (Director and Secretary)                   (Director)

Date: March 25, 1998                      Date: March 25, 1998



By: /s/ C. Marie Brown                    By:  /s/ Gordon A. O'Neill
    -----------------------------              -----------------------------
    C. Marie Brown                             Gordon A. O'Neill
    (Director and Senior                       (Director)
    Vice President)

Date: March 25, 1998                      Date: March 25, 1998



By: /s/ Beaman Smith
    -----------------------------
    Beaman Smith
    (Director and Treasurer)

Date: March 25, 1998

                                INDEX TO EXHIBITS


Exhibit No.                       Description                          Page
-----------                       -----------                          ----


  (3)(a)    Articles of Incorporation of Tri-County
            Financial Corporation*                                     N/A


  (3)(b)    Bylaws of Tri-County Financial Corporation*                N/A


  (10)(a)   Tri-County Federal Savings Bank of Waldorf 1986 Stock      N/A
             Option Plan, as amended **


  (10)(b)   Employment Agreement with Michael L. Middleton,            N/A
             as amended ***


  (13)      Annual Report to Stockholders for the Fiscal Year Ended
             December 31, 1997


  (21)      Subsidiaries of the Registrant


  (23)      Consent of Stegman & Company


  (27)      Financial Data Schedule



----------
* Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.

** Incorporated by reference to Exhibit (10)(a) of the registrant's Form 10-K for the fiscal year ended December 31, 1989.

*** Incorporated by reference to Exhibit (10)(b) to the registrant's Form 10-K for the fiscal year ended December 31, 1990.