Form 10-Q
period 1998-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1998-05-13
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------


                                   FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

(_)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _____________________


                        Commission File Number 0-18279
                      ----------------------------------


                       Tri-County Financial Corporation
              ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                   52-1652138
----------------------------------               -------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                     20601
-------------------------------------------               ------------
(Address of principal executive offices)                   (Zip Code)


                                 (301) 645-5601
                   -------------------------------------------
              (Registrant's telephone number, including area code)


             -----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     As of May 5, 1998 registrant had outstanding 813,967 shares of Common
Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q


                                     INDEX
         -------------------------------------------------------------




PART I - FINANCIAL INFORMATION                                           Page

 Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets - March 31, 1998
    and December 31, 1997                                                 2

   Consolidated Statements of Income and Comprehensive
    Income - Three Months Ended March 31, 1998 and 1997                   3

   Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1998 and 1997                                        4-5

   Notes to Consolidated Financial Statements                            6-7

   Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                            8-11

PART II - OTHER INFORMATION                                             12-13

 Item 6 - Exhibits


SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                            1998       1997

                                     ASSETS

Cash and due from banks                              $  1,033,371  $    650,923
Interest-bearing deposits with banks                    4,943,964     5,169,830
Investment securities available for sale -
 at fair value                                         51,081,965    52,878,583
Investment securities held to maturity - at
 amortized cost                                         2,982,945     1,149,137
Stock in Federal Home Loan Bank and Federal
 Reserve Bank - at cost                                 1,724,000     1,724,000
Loans held for sale                                     3,752,301     1,698,872
Loans receivable - net of allowance for loan losses
 of $1,370,466 and $1,310,365, respectively           123,993,836   121,866,762
Premises and equipment, net                             4,278,838     4,189,222
Accrued interest receivable                             1,322,944     1,276,376
Other assets                                              615,527       584,655
                                                     ------------  ------------

     TOTAL ASSETS                                    $195,729,691  $191,188,360
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Noninterest-bearing deposits                        $  7,853,226  $  7,196,053
 Interest-bearing deposits                            137,316,433   135,080,024
                                                     ------------  ------------
     Total deposits                                   145,169,659   142,276,077
 Other borrowed funds                                  13,230,165    12,523,210
 Long-term debt                                        16,606,995    16,678,610
 Accrued expenses and other liabilities                   994,692       624,384
                                                     ------------  ------------

     Total liabilities                                176,001,511   172,102,281
                                                     ------------  ------------

STOCKHOLDERS' EQUITY:
 Common stock - par value $.01; authorized -
  15,000,000 shares; issued
  782,866 and 782,699 shares,
   respectively                                             7,829         7,827
 Surplus                                                6,575,945     6,574,162
 Stock dividend distributable                             711,259           -
 Retained earnings                                     12,127,461    12,256,443
 Accumulated other comprehensive income                   512,671       442,032
 Unearned ESOP shares                                    (206,985)     (194,385)
                                                     ------------  ------------

     Total stockholders' equity                        19,728,180    19,086,079
                                                     ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $195,729,691  $191,188,360
                                                     ============  ============


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           1998            1997
INTEREST INCOME:
 Interest and fees on loans                          $2,847,616       $2,612,717
 Taxable interest and dividends on investment
  securities                                            894,408          940,102
 Interest on deposits with banks                         34,236           23,610
                                                     ----------       ----------

  Total interest income                               3,776,260        3,576,429
                                                     ----------       ----------

INTEREST EXPENSE:
 Interest on deposits                                 1,422,932        1,409,647
 Interest on other borrowed funds                       188,428          219,536
 Interest on long-term debt                             230,682          104,448
                                                     ----------       ----------

  Total interest expense                              1,842,042        1,733,631
                                                     ----------       ----------

NET INTEREST INCOME                                   1,934,218        1,842,798

PROVISION FOR LOAN LOSSES                                60,000           60,000
                                                     ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   1,874,218        1,782,798
                                                     ----------       ----------

NONINTEREST INCOME:
 Loan appraisal, credit and miscellaneous charges       112,512           85,548
 Net gains on sale of loans held for sale                96,845           43,742
 Service charges                                        148,620          115,010
 Other                                                   27,816           26,673
                                                     ----------       ----------

  Total noninterest income                              385,793          270,973
                                                     ----------       ----------

NONINTEREST EXPENSES:
 Salaries and employee benefits                         621,096          561,727
 Occupancy expense                                      109,854           94,199
 Deposit insurance and surety bond premium               38,294           35,118
 Data processing expense                                 62,251           56,651
 Advertising                                             31,848           38,855
 Depreciation of furniture, fixtures, and equipment      38,530           36,375
 Other                                                  294,095          306,837
                                                     ----------       ----------

  Total noninterest expenses                          1,195,968        1,129,762
                                                     ----------       ----------

INCOME BEFORE INCOME TAXES                            1,064,043          924,009

INCOME TAXES                                            377,000          347,700
                                                     ----------       ----------

NET INCOME                                              687,043          576,309

OTHER COMPREHENSIVE INCOME, NET OF TAX -
 Net unrealized holding gains arising during the
  period                                                 70,639          106,340
                                                     ----------       ----------

COMPREHENSIVE INCOME                                 $  757,682       $  682,649
                                                     ==========       ==========

EARNINGS PER SHARE/(1)/ (Note 2):
 Basic                                                     .86              .67
 Diluted                                                   .81              .67

/(1)/  Restated to reflect 1998 4% stock dividend

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------


                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $    687,043  $    576,309
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                60,000        60,000
  Depreciation and amortization                            66,319        74,143
  Net amortization of premium/discount on
   investment securities                                   (8,819)      (24,987)
  Deferred income tax benefit                             (95,000)       (6,300)
  Increase in interest receivable                         (46,568)     (102,467)
  Increase (decrease) in deferred loan fees                10,744          (213)
  Increase (decrease) in accounts payable,
   accrued expenses, and other liabilities                402,924      (123,947)
  Increase in other assets                               (117,698)     (117,899)
  Gain on sale of premises and equipment                   (7,051)          -
  Origination of loans held for sale                   (7,279,429)   (1,449,280)
  Gain on sales of loans held for sale                    (96,845)      (43,742)
  Proceeds from sale of loans held for sale             5,322,845     2,091,702
  Gain on sale of foreclosed real estate                      -          (7,000)
                                                     ------------  ------------

     Net cash (used) provided by operating
      activities                                       (1,101,535)      926,319
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest-bearing
  deposits with banks                                     225,866    (1,447,050)
 Purchase of investment securities available
  for sale                                            (12,242,206)   (5,437,676)
 Proceeds from sale, redemption or principal
  payments of investment securities available
  for sale                                             14,160,374     5,117,045
 Purchase of investment securities held to maturity    (2,000,260)          -
 Proceeds from maturities or principal payments
  of investment securities held to maturity               168,805       157,543
 Loans originated or acquired                         (12,341,919)  (10,896,339)
 Principal collected on loans                          10,144,101     7,633,593
 Purchase of premises and equipment                      (148,037)     (147,281)
 Proceeds from sales of premises and equipment              7,051           -
 Proceeds from disposition of foreclosed
  real estate                                                 -         162,135
                                                     ------------  ------------

     Net cash used in investing activities             (2,026,225)   (4,858,030)
                                                     ------------  ------------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                          1998          1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                              $2,893,582   $ 2,814,366
 Proceeds from long-term borrowings                           -       8,000,000
 Payments of long-term                                    (79,514)   (8,044,352)
 Net increase in other borrowed funds                     706,955       599,619
 Exercise of stock options                                  1,785        44,354
 Net change in unearned ESOP shares                       (12,600)       49,876
                                                       ----------   -----------

     Net cash provided by financing activities          3,510,208     3,463,863
                                                       ----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                     382,448      (467,848)

CASH AND CASH EQUIVALENTS - JANUARY 1                     650,923     1,111,894
                                                       ----------   -----------

CASH AND CASH EQUIVALENTS - MARCH 31                   $1,033,371   $   644,046
                                                       ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Cash paid during the three months for:
  Interest                                             $1,828,076   $ 1,726,042
                                                       ==========   ===========

  Income taxes                                         $      -     $   200,000
                                                       ==========   ===========


Tri-County Financial Corporation declared a 4% and 5% stock dividend payable April 13, 1998 and April 15, 1997, to shareholders of record on March 13, 1998 and March 7, 1997, respectively. Retained earnings in the amount of $711,259 in 1998 and $834,635 in 1997 was transferred to capital in excess of par and common stock to reflect these dividends.



See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1998 presentation.

      It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


                                           Three Months Ended
                                               March 31,
                                           ------------------
                                             1998      1997
                                           --------  --------

               Basic                        803,432   854,235
               Diluted                      853,472   859,523

3.    NEW ACCOUNTING PRONOUNCEMENTS

      Effective for periods ending after December 15, 1997, Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, is applicable for computing and presenting earnings per share (EPS) for entities, such as the Company, with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Tri-County Financial Corporation owns 100% of the issued and outstanding common stock of Community Bank of Tri-County ("the Bank"), which is the principal asset of the Company. Tri-County Financial Corporation does not presently own or operate any subsidiaries other than the Bank and its subsidiary and the entities are collectively referred to as "the Company". The holding company's banking subsidiary, Community Bank of Tri-County has completed its first year as a commercial bank, following its thrift charter conversion on March 29, 1997.

The Bank has been successful in the first phase of its evolution from a thrift to a community based commercial bank. All product lines were subjected to analysis for relevance and profitability. Strategies were implemented to broaden the scope of services to attract local business and consumers. The Bank received a favorable reaction from its customers and potential customers in its market area as it redefined its niche as a locally owned and managed financial institution.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. In January 1998, a new, highly visible location was acquired adjacent to Southern Maryland's only regional shopping mall and a small satellite branch was closed. The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and, to a lesser, but growing, extent, various types of consumer and other loans and investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loans, mortgage-backed securities and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities.

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

SELECTED FINANCIAL DATA

                                                   Three Months Ended
                                                        March 31,
                                                  -------------------
                                                    1998        1997
        Condensed Income Statement:
         Interest income                        $3,776,260  $3,576,429

         Interest expense                        1,842,042   1,733,631

         Net interest income                     1,934,218   1,842,798

         Provision for loan losses                  60,000      60,000

         Other income                              385,793     270,973

         Operating expenses                      1,195,968   1,129,762

         Income before income taxes              1,064,043     924,009

         Income tax expense                        377,000     347,700
         Net income                                687,043     576,309

        Per Common Share:
         Basic earnings                         $      .86  $      .67
         Diluted earnings                              .81         .67

         Book value                                  25.20       23.27

RESULTS OF OPERATIONS

The Company reported net income of $687,043 and $576,309 during the three months ended March 31, 1998 and 1997, respectively, representing a $110,734 or 19.2% increase for the three months ended March 31, 1998 compared to the comparable period in 1997. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this increase, rather than an overall trend applicable to all areas. The increase in net income resulted from the $91,420 increase in net interest income, a $114,820 increase in noninterest income, an increase of $66,206 in noninterest expenses and a $29,300 increase in income tax expense relating to the increased earnings.

Interest and Dividend Income

Interest and dividend income on investment securities continued a generally declining trend during 1998 as a result of the exercise of calls imbedded in several of the Bank's securities and the maturity of some others. The majority of these securities were replaced with similar types of assets. However, as new investment securities were acquired, the overall interest rate level of the portfolio was reduced because the market dictated lower rates on these securities at that time. The Bank has utilized a strategy of net worth leveraging since the fourth quarter of 1996. When opportunities became available, an investment was purchased with maturity and rate terms that could be reasonably matched with available borrowings to generate a specified net yield.

The Bank benefitted from the Federal Reserve Board's rate increase in March of 1997 as the adjustable rate investment and loan portfolio items repriced to higher yields. The asset side repriced at a slightly faster rate than liabilities, both deposits and borrowings, further increasing the net yield. The combination of the increased net yield and the balance sheet growth contributed to the 5.0% overall growth in net interest income for the three months ended March 31, 1998 over the comparable period results in 1997.

Noninterest Income

Contributing to the increase in earnings were increases in loan service charges of $26,964, or 31.5%, resulting from higher mortgage loan volume as consumers reacted to lower market rates and increased gains on sales of loans originated for the purpose of reselling. Overall loan originations increased $7.3 million, or 58.9%, for the first three months of 1998 as compared to the comparable period in 1997. The conversion to a commercial bank charter resulted in a change in the composition of originations, with an increased proportion of originations occurring in the commercial real estate and lines of credit loans. In addition, the Bank has increased its activity in originating and selling fixed rate mortgage loans, accounting for $5.8 million of the increased loan volume. Bank mergers and residential mortgage company restructurings have left the Bank as one of a few long-standing, stable and reputable sources of funds for the Southern Maryland market. Commission-based mortgage loan originators are utilized to further strengthen the Bank's presence in its market.

An effort has been made to identify the customer services provided by the Bank which can be used to generate additional revenues. This led to the imposition of user fees for the use of the Bank's ATMs by noncustomers. In the two months of operations at the Bank's new facility near the mall, that location has had its ATM volume surpass every other existing branch in individual transaction levels. In addition, Bank customers have been utilizing certain negotiable order of withdrawal account features which have a related service fee and the conversion to a commercial bank has generated a small but increasing commercial deposit account base. The combined effect of these factors was a $33,610, or 29.2%, increase in service charge income in the three months ended March 31, 1998 as compared to the corresponding period in 1997.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $66,206 or 5.9% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Compensation related expenses increased $59,369, or 10.6%, as the Bank increased its salary level commensurate with inflation and reached a full staffing level for its new, larger branch which replaced a satellite branch. Occupancy expense increased $15,655, or 16.6%, as the new branch location costs are higher than the satellite branch it replaced and contractual inflation adjustments took effect.

In connection with the conversion to a commercial bank, the level of advertising costs incurred to publicize and promote the conversion and its ensuing benefits to the customers and community began to be incurred.

Income Tax Expense

Income tax expenses increased 8.4% as a result of the increase in pretax income.

Earnings Per Share

Basic earnings per share for the three months were $.86 per share or $.19 higher than for the corresponding period in 1997.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 1998 grew $4.5 million to $195.7 million from the December 31, 1997 level of $191.2 million. This reflects a growth rate of 2.4% as compared to 2.0% asset growth during the previous year. Increased development of the Southern Maryland area as a bedroom community for Washington, D.C. workers and military base expansion in the Bank's market area continued to keep the real estate market strong. Loan growth was $4.2 million or 3.4% for the three-month period as compared to an increase of $2.4 million or 2.2% for the three months ended March 31, 1998. In connection with the charter conversion, the Bank adopted a business plan that focused on more consumer and commercial loans, and has increased its fixed rate loan origination and sale activity in connection with the current low fixed rate loan environment.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased in part by a $60,000 provision for loan losses during the first three months of 1998 in accordance with management's policy described above.

The Company's holdings of investment securities remained stable since December 31, 1997. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market. These securities were replaced by similar investments, though generally at a lower yield in response to the current market conditions at the time of purchase.

The level of property and equipment balances increased $89,616 as the new location was brought into operation and the Bank continued to upgrade its computer equipment.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit growth was 2.0% for the three months ended March 31, 1998. The deposit base provided a source of funds at a lower average rate than could be realized by borrowing. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Loan demands were met with the funds obtained through increased deposit account balances and a $635,340 increase in borrowed funds and long-term debt.

Stockholders' Equity

Stockholders' equity increased $642,101 or 3.4% to $19.7 million at March 31, 1998 compared to $19.1 million at December 31, 1997. This reflects the net income of $687,043 for the three-month period and a $70,639 increase in accumulated other comprehensive income. Additionally, a cash distribution to shareholders in the form of a $.125 per share cash dividend was accrued. A shift in the components of stockholders' equity occurred as a result of the declaration of a 4% stock dividend to shareholders; this resulted in a transfer of $711,259 from retained earnings to stock dividend distributable. The cash and stock dividends were distributed to shareholders on April 13, 1998.

Book value on a per share basis, $25.20 at March 31, 1998, as compared to $24.38 at December 31, 1997, reflects a 3.4% increase. Beginning in the third quarter of 1997, opportunities arose for the Corporation to acquire some of its own stock. After evaluation of the offering price and consideration of alternative uses of corporate assets, the Board approved, over the last six months, the purchase of 17,000 shares. During the first three months of 1998, the Bank's Employee Stock Ownership Plan (ESOP) acquired additional shares, utilizing the line of credit available from the Corporation. When the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

MARKET RISK ANALYSIS

The market risk of the Bank is managed through the Board's Asset and Liability Committee (ALCO). Together with the Bank's management, the committee reviews the sensitivity of the market value of the portfolio equity and interest rate sensitivity of net income. The changes in the market value of portfolio equity as well as the interest income sensitivity are caused by shifts in the market rates of interest and can cause a negative as well as a positive impact in given scenarios. The portfolio is subjected to periodic modeling to test the effects of sudden and sustained interest rate shocks on the market value and the net interest income sensitivity. The Basle Committee on Banking Supervision has set standard measures of portfolio market value equity and interest income sensitivity in a shock environment of an up or down 200 basis point shift in assumed interest rates. The impact of such a shock on the Bank's portfolio is as follows:


                                              March 31, 1998   March 31, 1997
                                              ---------------  ---------------

Market value of portfolio equity:
 Interest rate changes - adverse scenario:
  Up 200 basis points                               -10%             -13%
  Down 200 basis points                              -2%              +8%

Interest rate sensitivity:
 Interest rate changes - adverse scenario:
  Up 200 basis points                                +8%              +4%
  Down 200 basis points                             -10%              -5%

The change in percentage for the Market Value of Portfolio Equity improved at the adverse scenario of up 200 basis points in interest rate movement, while the equity declined at a greater rate in the down 200 basis shock. Because the net income of the Bank and Company is derived through the interest spread of the portfolio, the ALCO committee is less concerned with the shock of interest rates on the market value than it is on the interest rate sensitivity because the assets are employed for their income production rather that value appreciation upon sale. The levels of change for both the market value of the portfolio equity and the net interest income sensitivity fall within the policy benchmarks established by the Board.

Interest rate sensitivity reflects the change in the Bank's net interest income given assumed interest rate shifts. In the scenarios presented, the most detrimental for the Bank is a downward movement of rates. Management feels that a more difficult situation for the Bank to control would exist with rising interest rates. This is due to the composition of the cost of funds and the percentage of wholesale borrowings needed to finance the activities of the Bank. Typically, wholesale borrowings are in large denominations and reprice quickly to reflect sudden changes in the global market. Retail deposits typically are in smaller amounts and are less likely to respond to shifts in rates in a short time period. Therefore, the Bank's portfolio has been structured with an attempt to reasonably minimize the impact from sudden and prolonged upward shifts in interest rates.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as to statutory capital requirements imposed under Maryland law. At March 31, 1998, the Bank's tangible, leverage and risk-based capital was 9.87%, 9.87% and 18.22%, respectively. These levels are well in excess of the required 1.5%, 3.0% and 8.0% ratios required by the Federal Reserve Board.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits


    A. Exhibits

       (27) Financial Data Schedule

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Tri-County Financial Corporation:



Date:                                     By:
     ------------------------                ----------------------------------
                                               Michael L. Middleton, President

                                               and Chairman of the Board





Date:                                     By:
     ------------------------                -----------------------------------
                                               Eileen M. Ramos
                                               Chief Financial Officer