Form 10-Q
period 1998-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1998-08-12
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------


                                   FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to _________


                        Commission File Number 0-18279
                ----------------------------------------------


                       Tri-County Financial Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               52-1652138
-------------------------------                           ---------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                          20601
-------------------------------------------                     ------------
  (Address of principal executive offices)                       (Zip Code)

                                (301) 645-5601
               ------------------------------------------------
             (Registrant's telephone number, including area code)


         ------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     As of August 4, 1998 registrant had outstanding 793,817 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q


                                     INDEX
       -----------------------------------------------------------------



PART I - FINANCIAL INFORMATION                                 Page

 Item 1 - Financial Statements (Unaudited)

  Consolidated Balance Sheets - June 30, 1998
   and December 31, 1997                                         2

  Consolidated Statements of Income and Comprehensive
   Income - Three and Six Months Ended
   June 30, 1998 and 1997                                        3

  Consolidated Statements of Cash Flows - Six Months
   Ended June 30, 1998 and 1997                                4 - 5

  Notes to Consolidated Financial Statements                   6 - 7

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         8 - 12

PART II - OTHER INFORMATION                                   13 - 14

 Item 6 - Exhibits

SIGNATURES                                                       15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
------------------------------------------------------------------
                                                         June 30,   December 31,
                                                           1998         1997

                     ASSETS

Cash and due from banks                              $    801,597  $    650,923
Interest-bearing deposits with banks                    4,990,009     5,169,830
Investment securities available for sale - at
 fair value                                            49,989,717    52,878,583
Investment securities held to maturity - at
 amortized cost                                         1,727,565     1,149,137
Stock in Federal Home Loan Bank and Federal
 Reserve Bank - at cost                                 1,730,350     1,724,000
Loans held for sale                                     1,300,976     1,698,872
Loans receivable - net of allowance for loan
 losses of $1,425,536 and
 $1,370,466, respectively                             126,883,692   121,866,762
Premises and equipment, net                             4,311,615     4,189,222
Accrued interest receivable                             1,413,553     1,276,376
Other assets                                              863,958       584,655
                                                     ------------  ------------

     TOTAL ASSETS                                    $194,013,032  $191,188,360
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Noninterest-bearing deposits                        $  7,592,449  $  7,196,053
 Interest-bearing deposits                            136,828,167   135,080,024
                                                     ------------  ------------
     Total deposits                                   144,420,616   142,276,077
 Other borrowed funds                                  11,899,079    12,523,210
 Long-term debt                                        16,576,979    16,678,610
 Accrued expenses and other liabilities                   821,970       624,384
                                                     ------------  ------------

     Total liabilities                                173,718,644   172,102,281
                                                     ------------  ------------

STOCKHOLDERS' EQUITY:
 Common stock - par value $.01; authorized -
  15,000,000 shares;
  issued 810,006 and 782,866 shares, respectively           8,100         7,827
 Surplus                                                7,269,292     6,574,162
 Retained earnings                                     12,694,628    12,256,443
 Accumulated other comprehensive income                   529,353       442,032
 Unearned ESOP shares                                    (206,985)     (194,385)
                                                     ------------  ------------

     Total stockholders' equity                        20,294,388    19,086,079
                                                     ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $194,013,032  $191,188,360
                                                     ============  ============


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
----------------------------------------------------------------
                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      ----------------        ----------------
                                      1998        1997        1998        1997
INTEREST INCOME:
 Interest and fees on loans       $2,905,591  $2,742,295  $5,753,207  $5,355,012
 Taxable interest and dividends
  on investment securities           947,644     950,732   1,842,052   1,890,834
 Interest on deposits with banks      28,845      54,165      63,081      77,775
                                  ----------  ----------  ----------  ----------

   Total interest income           3,882,080   3,747,192   7,658,340   7,323,621
                                  ----------  ----------  ----------  ----------

INTEREST EXPENSE:
 Interest on deposits              1,410,750   1,388,152   2,833,682   2,797,799
 Interest on other borrowed
  funds                              159,869     251,046     348,297     470,582
 Interest on long-term debt          227,066     173,083     457,748     277,531
                                  ----------  ----------  ----------  ----------

   Total interest expense          1,797,685   1,812,281   3,639,727   3,545,912
                                  ----------  ----------  ----------  ----------

NET INTEREST INCOME                2,084,395   1,934,911   4,018,613   3,777,709

PROVISION FOR LOAN LOSSES             60,000      60,000     120,000     120,000
                                  ----------  ----------  ----------  ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         2,024,395   1,874,911   3,898,613   3,657,709
                                  ----------  ----------  ----------  ----------

NONINTEREST INCOME:
 Loan appraisal, credit and
  miscellaneous charges              109,778      91,694     222,290     177,242
 Net gains on sale of loans
  held for sale                      124,176      39,505     221,021      83,247
 Service charges                     107,466     119,407     256,086     234,417
 Other                                85,861      23,962     113,677      50,635
                                  ----------  ----------  ----------  ----------

   Total noninterest income          427,281     274,568     813,074     545,541
                                  ----------  ----------  ----------  ----------

NONINTEREST EXPENSES:
 Salaries and employee benefits      860,284     765,377   1,481,380   1,327,104
 Occupancy expense                   104,210      91,426     214,064     185,625
 Deposit insurance and surety
  bond premium                        35,564      17,882      73,858      53,000
 Data processing expense             102,297      58,941     164,548     115,592
 Advertising                          32,028      44,654      63,876      83,509
 Depreciation of furniture,
  fixtures, and equipment             37,251      37,750      75,781      74,125
 Other                               302,548     323,418     596,643     630,255
                                  ----------  ----------  ----------  ----------

   Total noninterest expenses      1,474,182   1,339,448   2,670,150   2,469,210
                                  ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES           977,494     810,031   2,041,537   1,734,040

INCOME TAXES                         347,000     336,700     724,000     684,400
                                  ----------  ----------  ----------  ----------

NET INCOME                           630,494     473,331   1,317,537   1,049,640

OTHER COMPREHENSIVE INCOME, NET
 OF TAX - Net unrealized holding
 gains arising during the period      16,682     195,265      87,321      88,925
                                  ----------  ----------  ----------  ----------

COMPREHENSIVE INCOME              $  647,176  $  668,596  $1,404,858  $1,138,565
                                  ==========  ==========  ==========  ==========

EARNINGS PER SHARE/(1)/
 (Note 2):
 Basic                                   .79         .54        1.64        1.21
 Diluted                                 .73         .54        1.54        1.21

/(1)/  Restated to reflect 1998 4% stock dividend

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------------------------------


                                                           Six Months Ended
                                                                June 30,
                                                          ------------------
                                                         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  1,317,537  $  1,049,640
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                               120,000       120,000
  Depreciation and amortization                           123,568       144,325
  Net amortization of premium/discount on
   investment securities                                  (12,953)      (40,352)
  Deferred income tax benefit                            (109,000)       (3,600)
  Increase in interest receivable                        (137,177)     (117,928)
  Increase in deferred loan fees                           13,184        46,574
  Increase (decrease) in accounts payable,
   accrued expenses, and other liabilities                160,657      (301,778)
  Increase in other assets                               (188,315)      (64,617)
  Gain on sale of premises and equipment                   (7,051)            -
  Origination of loans held for sale                  (12,388,104)   (3,671,991)
  Gain on sales of loans held for sale                   (221,021)      (83,247)
  Proceeds from sale of loans held for sale            13,007,021     3,729,232
  Gain on sale of foreclosed real estate                  (63,436)            -
                                                     ------------  ------------

    Net cash provided by operating activities           1,614,910       806,258
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits with
  banks                                                   179,821     1,032,748
 Purchase of investment securities available for
  sale                                                (23,898,455)  (16,769,183)
 Proceeds from sale, redemption or principal
  payments of investment securities available
  for sale                                             26,940,182    13,305,162
 Purchase of investment securities held to maturity    (2,018,147)            -
 Proceeds from maturities or principal payments
  of investment securities held to maturity             1,442,073       326,854
 Purchase of FHLB and Federal Reserve Bank stock           (6,350)     (224,000)
 Loans originated or acquired                         (28,407,285)  (25,182,040)
 Principal collected on loans                          22,493,765    15,370,130
 Purchase of premises and equipment                      (238,062)     (235,722)
 Proceeds from sales of premises and equipment              7,051             -
 Proceeds from disposition of foreclosed real
  estate                                                  826,842       155,135
                                                     ------------  ------------

Net cash used in investing activities                  (2,678,565)  (12,220,916)
                                                     ------------  ------------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------

                                                           Six Months Ended
                                                               June 30,
                                                          ---------------------
                                                          1998          1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                              $2,144,539   $ 4,644,476
 Proceeds from long-term borrowings                             -    11,400,000
 Payments of long-term borrowings                        (109,530)      (97,097)
 Net decrease in other borrowed funds                    (624,131)   (4,962,698)
 Exercise of stock options                                  1,058        45,685
 Net change in unearned ESOP shares                       (12,600)            -
 Redemption of common stock                               (82,600)            -
 Dividends paid                                          (102,407)      (81,008)
                                                       ----------   -----------

     Net cash provided by financing activities          1,214,329    10,949,358
                                                       ----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          150,674      (465,300)

CASH AND CASH EQUIVALENTS - JANUARY 1                     650,923     1,111,894
                                                       ----------   -----------

CASH AND CASH EQUIVALENTS - JUNE 30                    $  801,597   $   646,594
                                                       ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Cash paid during the six months for:
  Interest                                             $3,679,547   $ 3,498,845
                                                       ==========   ===========

  Income taxes                                           $872,500      $820,000
                                                         ========      ========


Tri-County Financial Corporation declared a 4% and 5% stock dividend payable April 13, 1998 and April 15, 1997, to shareholders of record on March 13, 1998 and March 7, 1997, respectively. Retained earnings in the amount of $694,384 in 1998 and $834,635 in 1997 was transferred to capital in excess of par and common stock to reflect these dividends.



See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1998 presentation.

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

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                           1998     1997
                                                          -------  -------

            Basic                                         800,942  864,532
            Diluted                                       853,311  867,409

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Tri-County Financial Corporation operates under the Federal Reserve's Bank Holding Company regulations. The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County ("the Bank") and the bank's wholly owned subsidiary, Tri-County Federal Finance One, collectively referred to as "the Company". Community Bank of Tri-County is operating as a commercial bank for its second year following its thrift charter conversion on March 29, 1997.

The Bank has been successful in its evolution from a thrift to a community based commercial bank. All product lines were subjected to analysis for relevance and profitability. Strategies were implemented to broaden the scope of services to attract transactional accounts of local business as well as consumers. The Bank received a favorable reaction from its customers and potential customers in its market area as well as national recognition by Veribanc, an independent bank rating service, as a "Blue Ribbon" bank.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. In January 1998, a new, highly visible location was acquired adjacent to Southern Maryland's only regional shopping mall and a small satellite branch was closed. The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area as well as certain wholesale borrowings from its correspondents and capital markets, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and related investments, and, to a lesser, but growing, extent, various types of consumer and other loans, investment and money market securities. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities.

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

SELECTED FINANCIAL DATA

                                                        Six Months Ended
                                                             June 30,
                                                  ---------------------------
                                                     1998             1997

    Condensed Income Statement:
     Interest income                              $7,658,340       $7,323,621
     Interest expense                              3,639,727        3,545,912
     Net interest income                           4,018,613        3,777,709
     Provision for loan losses                       120,000          120,000
     Noninterest income                              813,074          545,541

     Noninterest expense                           2,670,150        2,469,210
     Income before income taxes                    2,041,537        1,734,040
     Income tax expense                              724,000          684,400
     Net income                                    1,317,537        1,049,640

    Per Common Share:
     Basic earnings                                   $ 1.64           $ 1.21
     Diluted earnings                                   1.54             1.21
     Book value                                        25.05            24.38

RESULTS OF OPERATIONS

The Company reported net income of $1,317,537 and $1,049,640 during the six months ended June 30, 1998 and 1997, respectively, representing a $267,897 or 25.5% increase for the six months ended June 30, 1998 compared to the same period in 1997. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this increase, rather than an overall trend applicable to all areas. The increase in net income for the six months ended June 30, 1998 resulted from the $240,904 increase in net interest income, a $267,533 increase in noninterest income, an increase of $200,940 in noninterest expenses and a $39,600 increase in income tax expense relating to the increased earnings.

Interest and Dividend Income

Interest and dividend income on investment securities continued a generally declining trend during 1998 as a result of the exercise of calls imbedded in several of the Bank's securities and the maturity of some others. The majority of these securities are replaced with similar types of assets. However, as new investment securities are acquired, the overall interest rate level of the portfolio is reduced because the market dictates lower rates on these securities at that time. The Bank has utilized a strategy of leveraging since the fourth quarter of 1996. When opportunities become available, an investment is purchased with maturity and rate terms that can be reasonably matched with available borrowings to generate a specified net yield.

The Bank continued to benefit from the Federal Reserve Board's rate increase in March of 1997 as the adjustable rate investment and loan portfolio items repriced to higher yields. The asset side repriced at a slightly faster rate than liabilities, both deposits and borrowings, further increasing the net yield. The combination of the increased net yield and the balance sheet growth contributed to the 6.4% overall growth in net interest income for the six months ended June 30, 1998 over the comparable period results in 1997.

Noninterest Income

Contributing to the increase in earnings were increases in noninterest income of $267,533 resulting from a heavy volume of mortgage originations as consumers reacted to lower market rates and increased gains on sales of loans originated for the purpose of resale. Loan originations for the six months of 1998 increased $11.9 million, or 41%, over the level in the same period in 1997. The conversion to a commercial bank charter resulted in a change in the composition of originations, with an increased proportion of originations occurring in the commercial real estate and line of credit loans. In addition, the Bank has increased its activity in originating and selling fixed rate mortgage loans, accounting for $8.7 million of the increased loan volume. Bank mergers and residential mortgage company restructurings have left the Bank as one of a few long-standing, stable and reputable sources of funds for the Southern Maryland market. Commission-based mortgage loan originators are utilized to further strengthen the Bank's presence in its market.

During the second quarter of 1998, a participation with another lender that was in default was sold and the Bank's portion of the proceeds were received. The sale resulted in the recovery of all outstanding fees and interest as well as generating a profit of approximately $64,000.

An effort has been made to identify the customer services provided by the Bank which can be used to generate additional revenues. This led to the imposition of user fees for the use of the Bank's ATMs by noncustomers. In the current period of operations at the Bank's new facility near the mall, that location has had its ATM volume surpass every other existing branch in individual transaction levels. The Bank has been actively seeking lucrative outlets for installation of its ATM machines throughout its market with the recent installation of three stand alone ATMs at convenience food markets. In addition, Bank customers have been utilizing certain negotiable order of withdrawal account features which have a related service fee while the conversion to a commercial bank has generated a small but increasing commercial deposit account base.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $200,940 or 8% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Compensation related expenses increased $154,276, or 11.6%, as the Bank increased its salary level commensurate with market pressures for professional staff and reached a full staffing level for its new, larger branch which replaced a satellite branch. Data processing expense increased by $48,956 or 42% over the comparable period in 1997. This reflects the ongoing cost associated with the Bank's efforts to implement its Year 2000 century date compliance.

In connection with the 1997 conversion to a commercial bank, substantial advertising costs were incurred to publicize and promote the conversion and its ensuing benefits to the customers and community. Advertising costs have returned to a more normal level for a bank of our size, reflecting a $19,633, or 24%, decrease in costs incurred in 1998 compared to those incurred in 1997.

Income Tax Expense

Income tax expenses increased 6% as a result of the increase in pretax income.

Earnings Per Share

Basic earnings per share for the six months were $1.64 per share or $.43 higher than for the corresponding period in 1997.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 1998 grew $2.8 million to $194 million from the December 31, 1997 level of $191.2 million. This reflects a growth rate of 1.5% as compared to 6.6% asset growth during the previous year. Increased development of the Southern Maryland area as a bedroom community for Washington, D.C. workers and military base expansion in the Bank's market area continued to keep the real estate market strong. Loan growth was $4.6 million or 3.7% for the six-month period as compared to an increase of $9.5 million or 8.5% for the six months ended June 30, 1997. In connection with the charter conversion, the Bank adopted a business plan that focused on more consumer and commercial loans, and increased its fixed rate loan origination and sale activity in connection with the low fixed rate loan environment. Loan demand has slowed in the latter portion of the second quarter of 1998.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $120,000 during the first six months of 1998 in accordance with management's policy described above.

The Company's holdings of investment securities declined $2.9 million, or 5.5%, since December 31, 1997. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market. When possible, the funds received from payoff of these securities were used to acquire similar investments, though generally at a lower yield in response to the current market conditions at the time of purchase. Excess funds were used to curtail debt.

The level of property and equipment balances increased $122,393 as the new location was brought into operation and the Bank continued to upgrade its computer equipment.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit growth was 1.5% for the six months ended June 30, 1998. The deposit base provided a source of funds at a lower average rate than could be realized by borrowing. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Loan demands were met with the funds obtained through increased deposit account balances.

Stockholders' Equity

Stockholders' equity increased $1.2 million or 6.3% to $20.3 million at June 30, 1998 compared to $19.1 million at December 31, 1997. This reflects the net income of $1,317,537 for the six-month period and a $87,321 increase in accumulated other comprehensive income. Reductions in equity occurred as a result of a $.125 per share cash dividend paid to shareholders and the use of $82,600 to purchase treasury shares in the open market. A shift in the components of stockholders' equity occurred as a result of the declaration of a 4% stock dividend to shareholders; this resulted in a transfer of $694,384 from retained earnings to common stock and surplus. The cash and stock dividends were distributed to shareholders on April 13, 1998.

Book value on a per share basis, $25.05 at June 30, 1998, as compared to $24.38 at December 31, 1997, reflects a 2.7% increase. Beginning in the third quarter of 1997, opportunities arose for the Corporation to acquire some of its own stock. After evaluation of the offering price and consideration of alternative uses of corporate assets, the Board approved, over the last twelve months, the purchase of 20,850 shares. During the first six months of 1998, the Bank's Employee Stock Ownership Plan (ESOP) acquired additional shares, utilizing the line of credit available from the Corporation when necessary. When the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

In its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the six months ended June 30, 1998, the Corporation purchased 3,850 shares for $82,600; during July 1998, an additional 16,189 shares were purchased for $391,036. The cash for these purchases was provided to the Company through a $750,000 cash dividend from the Bank.

INTEREST RATE RISK MATTERS

The market risk of the Bank is managed through the Board's Asset and Liability Committee (ALCO). Together with the Bank's management, the committee reviews the sensitivity of the market value of the portfolio equity and interest rate sensitivity of net income. The changes in the market value of portfolio equity, as well as the interest income sensitivity, are caused by shifts in the market rates of interest and can cause a negative or a positive impact in given scenarios. The portfolio is subjected to periodic modeling to test the effects of sudden and sustained interest rate shocks on the market value and the net interest income sensitivity. The Basle Committee on Banking Supervision has set standard measures of portfolio market value equity and interest income sensitivity in a shock environment of an up or down 200 basis point shift in assumed interest rates. The impact of such a shock on the Bank's portfolio is as follows:

                                           June 30, 1998       June 30, 1997
                                           -------------       -------------

Market value of portfolio equity:
 Interest rate changes:
   Up 200 basis points                          -7%                 -6%
   Down 200 basis points                        +3%                 -5%

Interest rate sensitivity:
 Interest rate changes:
   Up 200 basis points                          +7%                 +6%
   Down 200 basis points                        -8%                 -8%

Interest rate sensitivity reflects the change in the Bank's net interest income given assumed interest rate shifts. In the scenarios presented, the most detrimental for the Bank is a downward movement of interest rates. In the current flat yield curve environment, the risk of downward movement appears to be the most probable because, historically, flat yield curves have preceded five of the last six recessions. The ALCO committee has taken several measures to mitigate the effects of this situation by lengthening the duration of the newly acquired investments and shortening the duration of the underlying liabilities to reflect the dynamics of the market. The changes in the market value as well as the net interest income are well within the boundaries established by the Board.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as to statutory capital requirements imposed under Maryland law. At June 30, 1998, the Bank's tangible, leverage and risk-based capital was 9.98%, 9.98% and 17.70%, respectively. These levels are well in excess of the required 1.5%, 3.0% and 8.0% ratios required by the Federal Reserve Board.

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



Tri-County Financial Corporation:



Date:                                  By:
      --------------------                 -------------------------------------
                                                 Michael L. Middleton, President
                                                 and Chairman of the Board





Date:                                  By:
      --------------------                 -------------------------------------
                                                 Eileen M. Ramos
                                                 Chief Financial Officer