Form 10-Q
period 1998-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1998-11-16
CIK 855874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ________________________


                                   FORM 10-Q

(MARK ONE)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

()     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _________________


                         Commission File Number 0-18279
             ----------------------------------------------------

                        TRI-COUNTY FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Maryland                                             52-1652138
-------------------------------                         ---------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

3035 Leonardtown Road, Waldorf, Maryland                      20601
-----------------------------------------                  ------------
(Address of principal executive offices)                     (Zip Code)

                                (301) 645-5601
              --------------------------------------------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x     No ____
                                                 ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of November 9, 1998 registrant had outstanding 783,239 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q


                                     INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                             PAGE
     Item 1 - Financial Statements (Unaudited)

      Consolidated Balance Sheets - September 30, 1998
        and December 31, 1997                                                 2

     Consolidated Statements of Income and Comprehensive Income -
        Three and Nine Months Ended September 30, 1998 and 1997               3

     Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1998 and 1997                                 4 - 5

     Notes to Consolidated Financial Statements                           6 - 7

     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        8 - 12

PART II - OTHER INFORMATION                                             13 - 14

 Item 6 - Exhibits

SIGNATURES                                                                   15

FORWARD-LOOKING INFORMATION

     Portions of this Quarterly Report on Form 10-Q contain forward-looking statements with respect to the adequacy of the allowance for loan losses, interest rate risk, and the Year 2000 issue which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER       DECEMBER
                                                                        30, 1998        31, 1997

                                     ASSETS
Cash and due from banks                                               $  1,065,153   $    650,923
Interest-bearing deposits with banks                                     2,011,282      5,169,830
Investment securities available for sale - at fair value                63,723,233     52,878,583
Investment securities held to maturity - at amortized cost               2,421,697      1,149,137
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost       1,930,350      1,724,000
Loans held for sale                                                        704,000      1,698,872
Loans receivable - net of allowance for loan losses
  of $1,496,669 and $1,425,536, respectively                           130,734,104    121,866,762
Premises and equipment, net                                              4,358,892      4,189,222
Accrued interest receivable                                              1,530,592      1,276,376
Other assets                                                               888,650        584,655
                                                                      ------------   ------------

TOTAL ASSETS                                                          $209,367,953   $191,188,360
                                                                      ============   ============

LIABILITIES:
 Noninterest-bearing deposits                                         $  8,151,332   $  7,196,053
 Interest-bearing deposits                                             137,309,237    135,080,024
                                                                      ------------   ------------
Total deposits                                                         145,460,569    142,276,077
Other borrowed funds                                                    27,144,913     12,523,210
Long-term debt                                                          15,026,078     16,678,610
Accrued expenses and other liabilities                                     875,413        624,384
                                                                      ------------   ------------

Total liabilities                                                      188,506,973    172,102,281
                                                                      ------------   ------------

STOCKHOLDERS' EQUITY:
 Common stock - par value $.01; authorized - 15,000,000 shares;
   issued 783,239 and 782,866 shares, respectively                           7,832          7,827
 Surplus                                                                 7,269,292      6,574,162
 Retained earnings                                                      12,872,080     12,256,443
 Accumulated other comprehensive income                                    918,655        442,032
 Unearned ESOP shares                                                     (206,879)      (194,385)
                                                                      ------------   ------------

Total stockholders' equity                                              20,860,980     19,086,079
                                                                      ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $209,367,953   $191,188,360
                                                                      ============   ============

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                         -----------------------   -------------------------
                                                                            1998         1997          1998          1997
INTEREST INCOME:
 Interest and fees on loans                                              $2,844,841   $2,828,379   $ 8,598,048   $ 8,183,391
 Taxable interest and dividends on investment securities                  1,076,065    1,012,144     2,918,117     2,902,978
 Interest on deposits with banks                                             48,584       30,763       111,665       108,538
                                                                         ----------   ----------   -----------   -----------

   Total interest income                                                  3,969,490    3,871,286    11,627,830    11,194,907
                                                                         ----------   ----------   -----------   -----------

INTEREST EXPENSE:
 Interest on deposits                                                     1,426,206    1,437,825     4,259,888     4,235,624
 Interest on other borrowed funds                                           251,144      259,841       599,441       730,423
 Interest on long-term debt                                                 270,332      220,627       728,080       498,158
                                                                         ----------   ----------   -----------   -----------
   Total interest expense                                                 1,947,682    1,918,293     5,587,409     5,464,205
                                                                         ----------   ----------   -----------   -----------

NET INTEREST INCOME                                                       2,021,808    1,952,993     6,040,421     5,730,702

PROVISION FOR LOAN LOSSES                                                    60,000       60,000       180,000       180,000
                                                                         ----------   ----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                          1,961,808    1,892,993     5,860,421     5,550,702
                                                                         ----------   ----------   -----------   -----------

NONINTEREST INCOME:
 Loan appraisal, credit and miscellaneous charges                           101,018       84,792       323,308       262,034
 Net gains on sale of loans held for sale                                    60,981       68,562       282,002       151,809
 Net losses on sale of investment securities                                   (391)     (17,502)         (391)      (17,502)
 Service charges                                                            165,305      126,630       421,391       361,047
 Other                                                                       17,633       19,126       131,310        69,761
                                                                         ----------   ----------   -----------   -----------
   Total noninterest income                                                 344,546      281,608     1,157,620       827,149
                                                                         ----------   ----------   -----------   -----------

NONINTEREST EXPENSES:
 Salaries and employee benefits                                             711,105      586,855     2,192,485     1,913,959
 Occupancy expense                                                          131,404      117,544       345,468       303,169
 Deposit insurance and surety bond premium                                   34,099       35,016       107,957        88,016
 Data processing expense                                                     63,368       60,051       227,916       175,643
 Advertising                                                                 30,583       32,242        94,459       115,751
 Depreciation of furniture, fixtures, and equipment                          40,575       35,750       116,356       109,875
 Other                                                                      318,127      407,900       914,770     1,038,155
                                                                         ----------   ----------   -----------   -----------
   Total noninterest expenses                                             1,329,261    1,275,358     3,999,411     3,744,568
                                                                         ----------   ----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                                  977,093      899,243     3,018,630     2,633,283

INCOME TAXES                                                                408,764      322,100     1,132,764     1,006,500
                                                                         ----------   ----------   -----------   -----------

NET INCOME                                                                  568,329      577,143     1,885,866     1,626,783

OTHER COMPREHENSIVE INCOME, NET OF TAX -
 Net unrealized holding gains arising during the period                     389,302      194,316       476,623       283,241
                                                                         ----------   ----------   -----------   -----------
COMPREHENSIVE INCOME                                                     $  957,631   $  771,459   $ 2,362,489   $ 1,910,024
                                                                         ==========   ==========   ===========   ===========

EARNINGS PER SHARE /(1)/ (Note 2):
  Basic                                                                        $.73    $.71/(1)/         $2.37    $2.01/(1)/
  Diluted                                                                      $.68    $.67/(1)/         $2.22    $1.88/(1)/

/(1)/  Restated to reflect 1998 4% stock dividend

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ---------------------------
                                                                   1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  1,885,866   $  1,626,783
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                         180,000        180,000
  Depreciation and amortization                                     185,243        209,828
  Net amortization of premium/discount on
    investment securities                                            60,102        (42,537)
  Deferred income tax benefit                                      (128,000)       (52,500)
  Increase in interest receivable                                  (254,216)      (101,604)
  (Decrease) increase in deferred loan fees                         (56,989)         3,671
  Increase (decrease) in accounts payable,
    accrued expenses, and other liabilities                          80,524       (477,658)
  Increase in other assets                                         (305,379)      (108,248)
  Gain on sale of premises and equipment                             (7,051)             -
  Origination of loans held for sale                            (14,394,128)    (7,274,575)
  Gain on sales of loans held for sale                             (282,002)      (151,809)
  Proceeds from sale of loans held for sale                      15,671,002      7,387,132
  Gain on sale of foreclosed real estate                            (61,654)             -
  Loss on sale of investment securities                                 391         17,502
                                                               ------------   ------------

        Net cash provided by operating activities                 2,573,709      1,215,985
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits with banks             3,158,548              -
 Purchase of investment securities available for sale           (52,141,617)   (24,622,942)
 Proceeds from sale, redemption or principal payments
  of investment securities available for sale                    42,007,808     25,574,578
 Purchase of investment securities held to maturity              (2,915,007)             -
 Proceeds from maturities or principal payments
  of investment securities held to maturity                       1,647,623        431,179
 Purchase of FHLB and Federal Reserve Bank stock                   (206,350)      (424,000)
 Loans originated or acquired                                   (43,051,669)   (41,076,412)
 Principal collected on loans                                    33,297,910     27,630,519
 Purchase of premises and equipment                                (347,014)      (273,829)
 Proceeds from sales of premises and equipment                        7,051              -
 Proceeds from disposition of foreclosed real estate                825,060        155,135
                                                               ------------   ------------

        Net cash used in investing activities                   (17,717,657)   (12,605,772)
                                                               ------------   ------------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------------
                                                            1998         1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                $ 3,184,492   $ 4,855,496
 Proceeds from long-term borrowings                                -    17,400,000
 Payments of long-term borrowings                         (1,660,431)     (155,108)
 Net increase (decrease) in other borrowed funds          14,621,703    (7,743,123)
 Exercise of stock options                                     1,058        18,236
 Net change in unearned ESOP shares                          (12,600)     (127,254)
 Redemption of common stock                                 (473,637)     (270,580)
 Dividends paid                                             (102,407)      (81,008)
                                                         -----------   -----------

        Net cash provided by financing activities         15,558,178    13,896,659
                                                         -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                        414,230     2,506,872

CASH AND CASH EQUIVALENTS - JANUARY 1                        650,923     3,903,612
                                                         -----------   -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                 $ 1,065,153   $ 6,410,484
                                                         ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Cash paid during the nine months for:
  Interest                                               $ 5,575,044   $ 5,375,129
                                                         ===========   ===========

  Income taxes                                           $ 1,150,634   $ 1,200,000
  ============                                           ===========   ===========

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

TRI-COUNTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1998 presentation.

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

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                      THREE MONTHS ENDED  NINE MONTHS ENDED
                        SEPTEMBER 30,       SEPTEMBER 30,
                      ------------------  -----------------
                        1998      1997      1998     1997
                      --------  --------  --------  -------

           Basic       786,836   810,655   796,188  810,551
           Diluted     841,586   860,963   850,938  861,292

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

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are to be recognized as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on the Company's financial condition or results of operations.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in September 1997. This statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this statement is effective for fiscal years beginning after December 15, 1998. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

     In February 1998, the Financial Accounting Standards Board issued Statement 132, Employers' Disclosures about Pension and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for previous periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

     In June 1998, Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities, (Statement 133), was issued by the Financial Accounting Standards Board. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value and establishes unique accounting treatment for the following three different types of hedges; hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges; hedges of the variable cash flows of forecasted transactions, referred to as cash flow hedges; and hedges of foreign currency exposures of net investments in foreign operations. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three types of hedges are included in earnings in the period of change. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management anticipates that the adoption of Statement 133 will have no material impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Tri-County Financial Corporation operates under the Federal Reserve's Bank Holding Company regulations. The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County ("the Bank") and the bank's wholly owned subsidiary, Tri-County Federal Finance One, collectively referred to as "the Company". Community Bank of Tri-County is in its second year of operating as a commercial bank following its thrift charter conversion on March 29, 1997.

The Bank has been successful in its evolution from a thrift to a community based commercial bank. All product lines were subjected to analysis for relevance and profitability. Specific areas of portfolio growth were targeted, specifically commercial and consumer loan products, for concentrated efforts to bring the balances to levels normally found in established commercial banks. Strategies were implemented to broaden the scope of services to attract transactional accounts of local business as well as consumers. The Bank received a favorable reaction from its customers and potential customers in its market area as well as national recognition by Veribanc, an independent bank rating service, as a "Blue Ribbon" bank.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. In January 1998, a new, highly visible location was acquired adjacent to Southern Maryland's only regional shopping mall and a small satellite branch was closed. The Bank is capitalizing on the lucrative niche for community based banking activities which was created through mergers of Maryland banks with large regional banks.

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

SELECTED FINANCIAL DATA
                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                  ------------------------
                                     1998         1997
   Condensed Income Statement:
    Interest income               $11,627,830  $11,194,907
    Interest expense                5,587,409    5,464,205
    Net interest income             6,040,421    5,730,702
    Provision for loan losses         180,000      180,000
    Noninterest income              1,157,620      827,149
    Noninterest expenses            3,999,411    3,744,568
    Income before income taxes      3,018,630    2,633,283
    Income tax expense              1,132,764    1,006,500
    Net income                      1,885,866    1,626,783
   Per Common Share:
    Basic earnings                $      2.37  $      2.01/(1)/
    Diluted earnings              $      2.22  $      1.88/(1)/
    Book value                    $     26.63  $     22.73/(1)/

   /(1)/  Restated to reflect the 1998 4% stock dividend.

RESULTS OF OPERATIONS

The Company net income for the nine months ended September 30, 1998 increased $259,083 or 15.9% over 1997's levels. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this increase, rather than an overall trend applicable to all areas. The increase in net income for the nine months ended September 30, 1998 resulted from a $309,719 increase in net interest income, a $330,471 increase in noninterest income, an increase of $254,843 in noninterest expenses and a $126,264 increase in income tax expense relating to the increased earnings. Earnings for the three months ended September 30, 1998 were $568,329 as compared to $577,143 for the three months ended September 30, 1997. This reflects a decline of $8,814, or 1.5%. While both interest and noninterest income have increased over 1997's levels, noninterest expenses have increased as the higher operating costs associated with a commercial bank are incurred. The most notable areas of increase are in employee salaries and related costs and in building occupancy costs as a result of the branch network expansion.

Interest and Dividend Income

Interest and dividend income on investment securities remained at the same level in 1998 as in 1997, despite significant increases in the balances invested. Since December of 1997, the Bank's holdings of investment securities grew by $12.1 million, or 22.4%. The rates earned on individual securities continued a generally declining trend during 1998 as a result of the exercise of calls imbedded in several of the Bank's securities and the maturity of some others. The majority of these securities are replaced with similar types of assets. However, as new investment securities are acquired, the overall interest rate level of the portfolio is reduced because the market dictates lower rates on these securities at this time. The Bank has utilized a strategy of leveraging since the fourth quarter of 1996. When opportunities become available, an investment is purchased with maturity and rate terms that can be reasonably matched with available borrowing to generate a specified net yield.

The Bank benefitted from the Federal Reserve Board's rate increase in March of 1997 as the adjustable rate investment and loan portfolio items repriced to higher yields. The asset side repriced at a slightly faster rate than liabilities, both deposits and borrowings, further increasing the net yield. The combination of the increased net yield and the balance sheet growth contributed to the 5.6% overall growth in net interest income for the nine months ended September 30, 1998 over the comparable period results in 1997.

There has been little variance in interest rates over the last five years. The Bank's yield on loans has hovered within a range of 8.7% to 8.4% while its cost of savings ranged from 4.3% to 3.7% resulting in a net spread of 4.5% to 4.3%. Recent actions by Federal Reserve Chairman Greenspan have been lowering the yield that can be obtained on loans and investments. The Bank's cost of obtaining funds through customer deposits and borrowing has been slower to adjust downward. The interest rate yield curve has been relatively flat, with little difference in the rates on long term versus short term products. This puts pressure on the Bank's net spread because no relief is obtained in the cost of money with short and intermediate rates tracking so closely to the long term rates. If this situation does not change, the Bank's net spread could decline.

The low interest rates continue to generate high refinancing activity in the fixed rate portfolio and the loans serviced for others. The Bank's adjustable rate mortgages are repricing at levels consistent with or above the current fixed rates found in the market, resulting in higher payoff activity.

Noninterest Income

Contributing to the increase in earnings were increases in noninterest income of $330,471 resulting from a heavy volume of mortgage originations as consumers reacted to lower market rates and increased gains on sales of loans originated for the purpose of resale. Loan originations for the nine months of 1998 increased $9.1 million, or 18.8%, over the level in the same period in 1997. The conversion to a commercial bank charter resulted in a change in the composition of originations, with an increased proportion of originations occurring in the commercial real estate and line of credit loans. In addition, the Bank has increased its activity in originating and selling fixed rate mortgage loans, accounting for $7.1 million of the increased loan volume. Bank mergers and residential mortgage company restructurings have left the Bank as one of a few long-standing, stable and reputable sources of funds for the Southern Maryland market. Commission-based mortgage loan originators are utilized to further strengthen the Bank's presence in its market.

During the second quarter of 1998, a participation with another lender that was in default was sold and the Bank's portion of the proceeds were received. The sale resulted in the recovery of all outstanding fees and interest as well as generating a profit of approximately $62,000.

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

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $254,843 or 6.8% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Compensation related expenses increased $278,526, or 14.6%, as the Bank increased its salary level commensurate with market pressures for professional staff and reached a full staffing level for its new, larger branch which replaced a satellite branch. Data processing expense increased by $52,276 or 29.8% over the comparable period in 1997. This reflects the ongoing cost associated with the Bank's efforts to implement its Year 2000 century date compliance.

In connection with the 1997 conversion to a commercial bank, substantial advertising costs were incurred to publicize and promote the conversion and its ensuing benefits to the customers and community. Advertising costs have returned to a more normal level for a bank of our size, reflecting a $21,292, or 18.4%, decrease in costs incurred in 1998 compared to those incurred in 1997.

Income Tax Expense

Income tax expenses increased 12.6% as a result of the increase in pretax income.

Earnings Per Share

Basic earning per share for the nine months were $2.37 per share or $.36 higher than for the corresponding period in 1997.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 1998 grew $18.2 million to $209.1 million from the December 31, 1997 level of $191.2 million. This reflects a growth rate of 9.5% as compared to 8.6% asset growth during the previous year. Increased development of the Southern Maryland area as a bedroom community for Washington, D.C. workers and military base expansion in the Bank's market area continued to keep the real estate market strong. Loan growth was $7.9 million or 6.4% for the nine months ended September 30, 1998 as compared to an increase of $9.5 million or 8.5% for the nine months ended September 30, 1997. In connection with the charter conversion, the Bank adopted a business plan that focused on more consumer and commercial loans, and increased its fixed rate residential loan origination and sale activity in connection with the low fixed rate loan environment. Loan demand slowed in the latter portion of the second quarter of 1998, but has resumed at high volume with the movement of rates to record low levels.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers the year 2000 issue; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $180,000 during the first nine months of 1998 in accordance with management's policy described above.

The Company's holdings of investment securities increased $12.1 million, or 22.4%, since December 31, 1997. Several securities experienced early payoff since the issuer was able to obtain better rates by calling the investment and reissuing it at the more attractive long-term rates currently available in the market. When possible, the funds received from payoff of these securities were used to acquire similar investments, though generally at a lower yield in response to the current market conditions at the time of purchase. With returns in a declining trend, the Bank moved to lock in current rates before further declines. These purchases were funded with short-term floating rate borrowings. Rate movements are closely monitored so long-term fixed rate arrangements can be made before the declining trend reverses.

The level of property and equipment balances increased $169,670 as the new location was brought into operation and the Bank continued to upgrade its computer equipment.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit growth was 2.2% for the nine months ended September 30, 1998. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Loan demands were met with the funds obtained through increased deposit account balances. Borrowed funds have increased $13 million, comprised solely of short-term financing. These funds were used to increase the Bank's investment securities portfolio.

Stockholders' Equity

Stockholders' equity increased $1.8 million or 9.3% to $20.8 million at September 30, 1998 compared to $19.1 million at December 31, 1997. This reflects the net income of $1.9 million for the nine-month period and a $.5 million increase in accumulated other comprehensive income. Reductions in equity occurred as a result of a $.125 per share cash dividend paid to shareholders and the use of $474,000 to purchase treasury shares in the open market. A shift in the components of stockholders' equity occurred as a result of the declaration of a 4% stock dividend to shareholders; this resulted in a transfer of $694,384 from retained earnings to common stock and surplus. The cash and stock dividends were distributed to shareholders on April 13, 1998.

Book value on a per share basis, $26.63 at September 30, 1998, as compared to $24.38 at December 31, 1997, reflects a 9.2% increase. Beginning in the third quarter of 1997, opportunities arose for the Corporation to acquire some of its own stock. After evaluation of the offering price and consideration of alternative uses of corporate assets, the Board approved, over the last twelve months, the purchase of 23,510 shares. During the first nine months of 1998, the Bank's Employee Stock Ownership Plan (ESOP) acquired additional shares, utilizing the line of credit available from the Corporation when necessary. When the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the nine months ended September 30, 1998, the Corporation purchased 20,039 shares for $473,636. The cash for these purchases was provided to the Company through a $750,000 cash dividend from the Bank.

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

                                     SEPTEMBER   SEPTEMBER
                                      30, 1998    30, 1997
                                      --------    --------
MARKET VALUE OF PORTFOLIO EQUITY:
 Interest rate changes:
  Up 200 basis points                   -11%         -2%
  Down 200 basis points                  +4%         -3%

INTEREST RATE SENSITIVITY:
 Interest rate changes:
  Up 200 basis points                    +1%         +7%
  Down 200 basis points                  -6%         -8%

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

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as to statutory capital requirements imposed under Maryland law. At September 30, 1998, the Bank's tangible, leverage and risk-based capital was 9.04%, 10.29% and 17.75%, respectively. These levels are well in excess of the required 1.5%, 3.0% and 8.0% ratios required by the Federal Reserve Board.

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



TRI-COUNTY FINANCIAL CORPORATION:



Date: November 16, 1998            By:  /s/ Michael L. Middleton
      ----------------------          ---------------------------------
                                        Michael L. Middleton, President
                                        and Chairman of the Board


Date: November 16, 1998            By:  /s/ Eileen M.Ramos
      ----------------------          ---------------------------------
                                        Eileen M.Ramos
                                        Chief Financial Officer