Form 10-K
period 1998-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1999-03-31
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
Mark One                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

                        Commission File Number: 0-18279
                                               ---------

                        TRI-COUNTY FINANCIAL CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                  52-1652138
--------------------------------------                   ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

3035 Leonardtown Road, Waldorf, Maryland                       20601
----------------------------------------                     --------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code  (301) 645-5601
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 22, 1999, there were issued and outstanding 793,563 shares of the registrant's common stock.

     The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. The registrant believes the approximate trading price for the stock to be $24.31 per share for an approximate aggregate market value of voting stock held by non-affiliates of the registrant of $14.3 million. For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I and II)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I


Item 1.  Business

     The Corporation. Tri-County Financial Corporation (the "Corporation") is a
     ---------------
Maryland corporation that serves as the holding company of Community Bank of Tri-County ("Community Bank" or the "Bank"). The Corporation engages in no significant activity other than holding the stock of the Bank and operating the business of a Maryland chartered commercial bank through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Corporation's executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601.

     The Bank. The Bank is a Maryland chartered commercial bank which conducts
     --------
full service commercial banking operations throughout the southern Maryland area. The primary financial services provided include mortgage loans on residential, construction and commercial real estate and various types of consumer lending, as well as offering demand deposits, savings products and safe deposit boxes. Since its conversion from a federally chartered savings and loan association to a state commercial bank in March of 1997, the Bank's business plan has focused on expanding its business and consumer loan portfolios and increasing the level of its transactional accounts and business deposits.

     In 1998, the Bank entered into an agreement with UVEST Financial Services Group, Inc. under which the Bank offers investment in various financial products to Bank customers. Under this arrangement, a dual employee of the brokerage service and the Bank sells various investments, including mutual funds, annuities and stocks. The Bank receives a share of the commissions paid by the fund or insurance agency when the customer makes a purchase. The Bank began the UVEST arrangement in late 1998 and, consequently, the arrangement did not generate any income for the Bank in fiscal 1998.

     In 1997, the Bank entered into an agreement with a local insurance company under which the Bank sells insurance as agent to its customers and others from its branch office located in Bryans Road, Maryland. Under this arrangement, a dual employee of the insurance company and the Bank sells various insurance products including automobile insurance, life and casualty, health and property and credit coverage. The Bank and the insurance company share commission income attributable to these activities. The program did not generate any significant income for the Bank in fiscal 1998.

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

     Residential Real Estate Loans. The primary lending activity of the Bank is the granting of conventional loans to enable borrowers to purchase existing homes. At December 31, 1998, approximately 75% of the Bank's total loan portfolio consisted of loans secured by residential real estate, including residential apartment buildings.

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

     The Bank aggressively markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 1998, the Bank had $29.9 million in loans using a U.S. Treasury bill index. The Bank offers mortgages which are adjustable on a one, a three and a five year basis with limitations on upward adjustments of 2% per year and 6% over the life of the loan. The Bank also offers long term fixed rate loans. The fixed rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents and the Federal National Mortgage Association ("FNMA") or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities.

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

     The Bank has maintained a growing level of home equity loans in recent years. These loans, which totaled $16.3 million at December 31, 1998, are generally made in minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio, depending on the specific loan program.

     Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has been giving increased emphasis to loans for the construction and permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $4.6 million or 30% during 1998. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $19.7 million or 15% of the Bank's loan portfolio at December 31, 1998. The Bank generally limits its exposure to a single borrower to 15% of the Bank's net worth and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 75% of appraised value and generally have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

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

     Construction Loans. The Bank offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. These loans have constituted a significant portion of the Bank's loan originations in recent years. Most of these loans are construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30 year fixed or adjustable rate permanent loan. Most construction loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Construction loans totaled $16.1 million, or 12% of the Bank's loan portfolio, at December 31, 1998.

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

     The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $4.6 million at December 31, 1998. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a rate over prime and the Bank obtains security in the form of a first lien on home sites under construction. At December 31, 1998, $3.1 million in such loans were outstanding.

     In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $6.8 million at December 31, 1998. The Bank originated approximately $4.1 million of lot loans during 1998, which consisted of 25 loans secured by land in the Bank's market area, the largest of which had a balance of $228,000 at December 31, 1998.

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

                                                      At December 31,
                                          ------------------------------------
                                            1998          1997          1996
                                          --------      --------      --------
                                                     (In thousands)
Type of Loan:
Real Estate Loans --
   Residential construction ..........    $ 16,147      $ 13,222      $  7,946
   Mortgage ..........................      83,976        77,261        77,845
   Builders Line of Credit ...........       4,629         5,054         3,810
   Home Equity .......................      16,314        17,428        14,147
Commercial Lines of Credit ...........       6,161         4,852         3,887
Consumer Loans .......................       7,889         6,420         5,422
   Less:  Deferred Loan Fees .........         930         1,060         1,086
             Loan Loss Reserve .......       1,540         1,310         1,120
                                          --------      --------      --------
        Total ........................    $132,646      $121,867      $110,851
                                          ========      ========      ========


     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, local real estate agents, contractors and real estate developers. In addition, the Bank has several commissioned loan officers who originate loans with laptop computers to produce additional loan volume. Loan processing is centralized at the Bank's main office. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff or an independent fee appraiser. The Bank uses FHLMC's Prospector Software and Purchase program. This provides the Bank with faster loan approval turnaround and competitive pricing of loans.

     The Bank's President has the authority to approve loans in amounts up to $750,000. The Bank's Senior Vice Presidents individually have the authority to approve loans in amounts up to $300,000. The residential loan underwriter has authority to approve FHLMC and FNMA conforming loans up to the limits established from time to time by those organizations, currently $240,000. The Business Development Officer has loan authority of $100,000. Any two of the aforementioned individuals may jointly approve a loan up to $1,000,000. Selected branch personnel have lending limits ranging from $10,000 to $50,000 depending on loan type and the employee's position. A loan committee, consisting of the President and two members of the Board of Directors on a rotating basis, ratify all real estate mortgage loans and all other large (in excess of $100,000) loans.

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

     Loan Originations, Purchases and Sales. The Bank actively originates mortgage loans primarily for its own portfolio, and, periodically, for sale in the secondary mortgage market. At December 31, 1998, the Bank was servicing approximately $54 million of loans for others. Fee income from loan servicing totaled approximately $190,000 during 1998. The Bank has periodically purchased whole loans, participation interests in loans and participation certificates. In recent years, the Bank has participated in several residential home construction loans with other well capitalized lenders. Approximately $1.7 million of such loans was outstanding at December 31, 1998. These participation loans are for the acquisition and development of residential properties located in Maryland and the construction of housing stock on a pre sold basis. These loans have competitively priced terms and various maturity structures.

                                                   Year Ended December 31,
                                             ---------------------------------
                                              1998         1997         1996
                                             -------      -------      -------
                                                       (In thousands)
Loans originated:
Real estate loans:
   Construction loans ...................    $14,775      $17,549      $ 9,157
   Loans on existing property ...........     10,502       11,542       18,092
   Loans refinanced .....................     12,780        4,081        2,182
   Land loans ...........................      4,061        1,337        1,167
   Builder lines of credit ..............     20,195       19,691       15,360
   Non-residential mortgage loans .......      1,585        2,898        6,691
Commercial lines of credit ..............      8,171        4,357        3,594
Consumer loans ..........................      5,756        4,234        3,175
                                             -------      -------      -------
     Total loans originated .............    $77,825      $65,689      $59,418
                                             =======      =======      =======

Loans sold:
   Participation loans ..................    $    --      $    --           --
   Whole loans ..........................     23,173       11,876        8,965
                                             -------      -------      -------
     Total loans sold ...................    $23,173      $11,876      $ 8,965
                                             =======      =======      =======


     The Bank occasionally packages some fixed rate loans it originates into mortgage participation certificates or direct sales utilizing the FHLMC, FNMA and private mortgage correspondents as its secondary market buyer. During 1998, the Bank sold $23 million of loans under direct sales agreements. For further information, see "Management's Discussion and Analysis" in the Annual Report.

     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one month period. The total amount of the Bank's outstanding commitments to originate real estate loans at December 31, 1998, was approximately $1.7 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans (loans having no stated schedule of repayments and no stated maturity) and home equity loans which reprice within one year are reported as due in one year or less.

                                                Due after    Due more
                                   Due within  1 through 5   than 5
                                  1 year after years from  years from
                                    December    December    December
                                    31, 1998    31, 1998    31, 1998      Total
                                  ------------ ----------- ----------    -------
                                                  (In thousands)

Mortgage .......................    $  1,087    $ 45,442    $ 35,206    $ 81,736
Residential construction .......      16,147          --          --      16,147
Builder line of credit .........       4,629          --          --       4,629
Commercial line of credit ......       6,044          --          --       6,044
Home equity ....................      13,279         526       2,509      16,314
Consumer .......................         265       5,970       1,541       7,776
                                    --------    --------    --------    --------
                                    $ 41,451    $ 51,938    $ 39,256    $132,646
                                    ========    ========    ========    ========

     The next table sets forth the dollar amount of all loans due after one year from December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                                       Floating or
                                       Fixed Rates   Adjustable Rates    Total
                                                     ----------------   -------
                                                      (In thousands)

Mortgage .......................         $39,563         $41,085         $80,648
Home equity ....................           3,035              --           3,035
Consumer .......................           7,511              --           7,511
                                         -------         -------         -------
                                         $50,109         $41,085         $91,194
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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Any write-down of the property at foreclosure is charged to the allowance for loan losses. The Bank had no foreclosed real estate at December 31, 1998.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

                                                            At December 31,
                                                       ----------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
                                                            (In thousands)
Accruing loans which are contractually
past due 90 days or more:
  Real Estate:
   Residential ......................................  $196     $165     $262
   Commercial .......................................    --       --       --
  Commercial Business ...............................    --       --       --
  Consumer ..........................................    --       --       79
                                                       ----     ----     ----
    Total ...........................................  $196     $165     $341
                                                       ====     ====     ====
Percentage of Total Loans ...........................   .15%     .14%     .32%
                                                       ====     ====     ====

Loans accounted for on a nonaccrual basis:(1)
  Real Estate:
   Residential ......................................  $126     $ 34     $358
   Commercial Business ..............................    85       30       --
   Consumer .........................................    58       95       --
                                                       ----     ----     ----
    Total ...........................................   269      159      358
                                                       ----     ----     ----
Total nonperforming loans ...........................  $465     $324     $699
                                                       ====     ====     ====

-----------------
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities.

     During the fiscal year ended December 31, 1998, gross interest income of $21,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 1998.

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                         (In thousands)

Balance at Beginning of Period ................    $1,310     $1,120     $  734
                                                   ------     ------     ------

Loans Charged-Off:
 Real Estate:
  Residential .................................        --         11         17
  Commercial ..................................        --         --         --
 Commercial Business ..........................        --         21         --
 Consumer .....................................        10         18          5
                                                   ------     ------     ------
Total Charge-Offs .............................        10         50         22
                                                   ------     ------     ------

Provision for Possible  Loan Losses ...........       240        240        408
                                                   ------     ------     ------

Balance at End of Period ......................    $1,540     $1,310     $1,120
                                                   ======     ======     ======

Ratio of Net Charge-Offs to Average Loans
  Outstanding During the Period ...............       .01%       .04%       .02%
                                                   ======     ======     ======

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                   At December 31,
                                                     ----------------------------------------------------------------------------
                                                             1998                      1997                       1996
                                                     -----------------------   -----------------------    -----------------------
                                                                Percent of                Percent of                 Percent of
                                                               Loans in Each             Loans in Each              Loans in Each
                                                                Category to               Category to                Category to
                                                     Amount     Total Loans    Amount     Total Loans     Amount     Total Loans
                                                     ------     -----------    ------     -----------     ------     -----------
                                                                              (Dollars in thousands)

Real Estate:
   Residential .................................     $1,029          74.9%     $  881          75.7%        786           79.3%
   Commercial and other ........................        281          14.6         255          15.2         240           12.5
Commercial and unsecured .......................        117           4.6          87           5.2          41            3.4
Consumer .......................................        113           5.9          87           3.9          53            4.8
                                                     ------        ------      ------        ------      ------         ------
        Total allowance for loan losses ........     $1,540         100.0%     $1,310         100.0%     $1,120          100.0%
                                                     ======        ======      ======        ======      ======         ======

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

Investment Activities

     Interest income from cash deposits and investment securities generally provides the second largest source of income for the Bank after interest payments on loans. At December 31, 1998, the Bank's interest-bearing cash and investment securities portfolio of $61 million consisted of deposits in other financial institutions, corporate equity securities, money market funds, obligations of U.S. Government Corporations and agencies and asset-backed securities. The Bank is in compliance with applicable liquidity requirements.

     The Bank is required under Maryland regulations to maintain a minimum amount of liquid assets sufficient to meet the operating needs of the Bank and its customers. These assets may be invested in interest and noninterest-bearing cash and certain other investments. See "Regulation -- Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Corporation's 1998 Annual Report to Stockholders (the "Annual Report"), which is attached as Exhibit 13 hereto and is incorporated herein by reference. It has been the Bank's policy in the past to maintain a liquidity portfolio above regulatory requirements, and at December 31, 1998, the Bank's liquidity was in compliance with Maryland requirements. Investment decisions are made by authorized officers of the Bank under the supervision of the Bank's Board of Directors. Brokers periodically approved by the Board of Directors are used to effect securities transactions. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the carrying value of the Corporation's investment securities portfolio and FHLB and Federal Reserve Bank stock at the dates indicated. At December 31, 1998, their market value was $60.1 million.

                                                          At December 31,
                                                   ---------------------------
                                                     1998      1997      1996
                                                   -------   -------   -------
                                                          (In thousands)
Investment securities:
   Asset-backed securities ......................  $45,964   $44,035   $43,354
   Money market funds ...........................      293     4,011     4,531
   FHLMC, FNMA, SLMA and FHLB notes .............    9,045     5,003     5,320
   Federal Home Loan Bank of Atlanta, Federal
     Reserve, Federal Home Loan Mortgage
     Corporation and Federal National Mortgage
     Corporation Stock ..........................    3,226     2,229     2,267
   Treasury bills ...............................      196       192       640
   Other investments ............................    1,397       281       671
                                                   -------   -------   -------
      Total investment securities and FHLB and
        Federal Reserve Bank stock ..............  $60,121   $55,752   $56,783
                                                   =======   =======   =======

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 1998 are shown below.


                                                                       After One           After Five
                                               One Year or Less   Through  Five Years   Through Ten Years       After Ten Years
                                              -----------------   -------------------  ---------------------   -------------------
                                              Carrying  Average   Carrying   Average   Carrying      Average   Carrying    Average
                                                Value    Yield      Value     Yield      Value        Yield      Value      Yield
                                              --------  -------   --------   -------   --------      -------   --------   --------
                                                                               (Dollars in thousands)
Investment securities available for sale:
   Corporate equity securities ............   $ 1,221     3.39%    $ 1,009     6.34%    $    --          --%    $    --        --%
   Asset-backed securities ................        --       --          --       --       5,936        6.51      41,475      6.67
   Money market funds .....................       293     5.30          --       --          --          --          --        --
   Obligations of U.S. government
     sponsored enterprises (GSE) ..........        --       --          --       --       6,043        6.66          --        --
                                              -------              -------              -------                 -------
     Total investment securities
        available for sale ................   $ 1,514     3.76     $ 1,009     6.34     $11,979        6.59     $41,475      6.67
                                              =======              =======              =======                 =======

Investment securities held-to-maturity:
   Asset-backed securities ................   $    --       --     $    --       --     $    --          --     $   545      8.48
   Treasury bills .........................       197     4.00          --       --          --          --          --        --
   Other investments ......................     1,397     7.30          --       --          --          --          --        --
                                              -------              -------              -------                 -------
     Total investment securities
        held-to-maturity ..................   $ 1,594     6.89     $    --       --     $    --          --     $   545      8.48
                                              =======              =======              =======                 =======

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

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 1998.

                                                        Certificates
                   Maturity Period                       of Deposit
                   ---------------                       ----------
                                                       (In thousands)

           One through three months..................   $    1,641
           Three through six months..................        1,721
           Six through twelve months.................        2,521
           Over twelve months........................        7,106
                                                        ----------
                Total................................   $   12,989
                                                        ==========

         Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Bank's primary borrowing source. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1998, advances from the FHLB of Atlanta were as follows:

                              Weighted Average
            Year Due            Interest Rate              Balance
            --------            -------------              -------

              1999                   5.18%              $   21,500,000
              2002                   5.81%                  11,400,000
                                                        --------------
                                                        $   32,900,000

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

                                                                  At       Years Ended December 31,
                                                             December 31, --------------------------
                                                                 1998      1998      1997      1996
                                                             ------------ ------    ------    ------
Weighted average yield on loan portfolio ................        8.63%     9.00%     9.20%     9.13%
Weighted average yield on interest-bearing cash and
  investment securities portfolio .......................        6.13      6.42      6.48      6.42
     Weighted average yield on all interest-
       earning assets ...................................        7.82      8.15      8.29      8.25

Weighted average rate paid on savings deposits
  and escrow ............................................        3.75      3.91      4.06      4.05
Weighted average rate paid on Federal Home Loan Bank
  advances and other borrowings .........................        5.69      5.72      5.91      5.46
      Weighted average rate paid on all interest-bearing
        liabilities .....................................        4.10      4.24      4.37      4.22

Interest rate spread (spread between weighted average
  rate on all interest-earning assets and all interest
  bearing liabilities) ..................................        3.72      3.91      3.92      4.03
Net yield (net interest income as a percentage of average
  interest-earning assets) ..............................        4.01      4.21      4.23      4.32

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

                                                                    For the Year Ended
                                                                       December 31,
                                                               ----------------------------
                                         At December 31, 1998              1998
                                        ---------------------  ----------------------------
                                                   Average                         Average
                                                    Yield/     Average              Yield/
                                          Balance    Cost      Balance   Interest    Cost
                                          -------  --------    -------   --------  --------
                                                       (Dollars in thousands)
Interest-earning assets:
  Loan portfolio ...................     $134,912    8.63%    $129,375   $ 11,642    9.00%
  Cash and investment securities ...       64,273    6.13       63,609      4,084    6.42
                                         --------    ----     --------   --------    ----

     Total interest-earning assets .      199,185    7.82      192,984     15,726    8.15
                                         --------    ----     --------   --------    ----
Interest-bearing liabilities:
  Savings deposits and escrow ......     $151,815    3.75%    $145,752   $  5,694    3.91%
  FHLB advances and other borrowings       33,434    5.69       33,294      1,903    5.72
                                         --------    ----     --------   --------    ----

     Total .........................     $185,249    4.10%    $179,046
                                         --------    ----     --------

Net interest income.................                                     $  8,129
                                                                         ========

Interest rate spread................                 3.72%                           3.91%
                                                   ======                          ======

Net yield on interest-earning
  assets............................                 4.01%                           4.21%
                                                   ======                          ======

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities...............                107.5%                         107.8%
                                                    =====                          =====
                                                      For the Year Ended December 31,
                                         -----------------------------------------------------------
                                                    1997                           1996
                                         ---------------------------   -----------------------------
                                                            Average                        Average
                                         Average             Yield/    Average              Yield/
                                         Balance  Interest    Cost     Balance   Interest    Cost
                                         -------  --------  --------   -------   --------  --------
                                                           (Dollars in thousands)
Interest-earning assets:
  Loan portfolio ...................    $120,178  $ 11,056    9.20%    $110,024  $ 10,045     9.13%
  Cash and investment securities ...      60,716     3,937    6.48       53,335     3,426     6.42
                                        --------  --------    ----     --------  --------     ----

     Total interest-earning assets .     180,894    14,993    8.29      163,359    13,471     8.25
                                        --------  --------    ----     --------  --------     ----
Interest-bearing liabilities:
  Savings deposits and escrow ......    $139,941  $  5,683    4.06%    $133,331  $  5,397     4.05%
  FHLB advances and other borrowings      28,184     1,667    5.91       18,493     1,010     5.46
                                        --------  --------    ----     --------  --------     ----

     Total .........................    $168,125     7,350    4.37%    $151,824     6,407     4.22%
                                        --------  --------    ----     --------  --------     ----

Net interest income.................              $  7,643                       $  7,064
                                                  ========                       ========

Interest rate spread................                          3.92%                           4.03%
                                                            ======                          ======

Net yield on interest-earning
  assets............................                          4.23%                           4.32%
                                                            ======                          ======

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities...............                        107.6%                          107.6%
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

                                                                 Year Ended December 31,
                                     ------------------------------------------------------------------------------
                                           1997         vs.        1998         1996           vs.           1997
                                     -------------------------------------   --------------------------------------
                                                Increase (Decrease)                  Increase (Decrease)
                                                      Due to                                Due to
                                     -------------------------------------   --------------------------------------
                                                          Rate/                                  Rate/
                                     Volume      Rate    Volume     Total    Volume      Rate    Volume     Total
                                     ------      ----    ------     -----    ------      ----    ------     -----
                                                                    (In thousands)
Interest income:
   Loan portfolio................... $    844  $  (240)  $   (18)  $   586   $   927   $    77  $      7  $  1,011
   Interest-earning cash and
     investment portfolio...........      185      (36)       (2)      147       475        32         4       511
                                     --------  -------   -------   -------   -------  --------  --------  --------
Total interest-earning assets.......  $ 1,029   $  (276)  $   (20) $   733   $ 1,402  $    109  $     11  $  1,522
                                      -------   -------   -------  -------   -------  --------  --------  --------

Interest expense:
   Savings deposits and escrow......  $   229   $  (210) $    (9)  $    10   $   272  $     13  $      1  $    286
   FHLB advances and other
     borrowings.....................      300      (54)      (10)      236       530        83        44       657
                                     --------  -------   -------   -------   -------   -------  --------  --------
Total interest-bearing liabilities.. $   529   $   (264) $   (19)  $   246   $   802  $     96  $     45  $    943
                                     =======   ========  =======   =======   =======  ========  ========  ========

Key Operating Ratios

         The table below sets forth certain performance ratios of the Corporation for the periods indicated.

                                                       Year Ended December 31,
                                                      --------------------------
                                                       1998       1997     1996
                                                      ------     ------   ------
Return on Assets
 (Net Income Divided by Average Total Assets) ...      1.20%      1.13%     .77%

Return on Equity
 (Net Income Divided by Average Equity) .........     11.87%     11.53%    7.94%

Equity-to-Assets Ratio
 (Average Equity Divided by Average
  Total Assets) .................................     10.10%      9.79%    9.70%


Subsidiary Activity

         In 1985, the Bank formed Tri-County Federal Bank Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking and brokerage services to the public. To date, this corporation has been inactive.

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

         Liquidity Requirements. The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in: (i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or (iii) as to 5% of its demand deposits, on approval of the Commissioner, (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland, or any political subdivision. Additionally, a Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state; or (iii) direct obligations of the United States government or of the State of Maryland. Under the Maryland statute, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment. As of December 31, 1998 the Bank was in compliance with Maryland's reserve requirements.

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

         The leverage ratio adopted by the FRB requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 5% for banks rated composite 1 under the CAMELS rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FRB's leverage requirement, Tier 1 capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits.

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

         Prompt Corrective Regulatory Action. Under requirements implementing the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FRB may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the FRB determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At December 31, 1998, the Bank was classified as "well capitalized" under these regulations.

         Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See " -- Prompt Corrective Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank is currently classified in Subgroup A under these regulations.

         Federal Reserve System. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve require ment is to reduce the amount of the institution's interest-earning assets. At December 31, 1998, the Bank met its reserve requirements.

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

         The Bank's payment of dividends are subject to the FRB's Regulation H, which limits the dividends payable by a state member bank to the net profits of the Bank then on hand, less the Bank's losses and bad debts. Additionally, the FRB has the authority to prohibit the payment of dividends by a state member bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby reduced below the remaining balance of the liquidation account established in connection with its mutual to stock conversion.

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

         Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 1998, the Corporation's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

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

         For 1997, the Bank was required to file a franchise tax return with the State of Maryland which computes the tax at a rate of 7% on the Bank's net earnings, as defined. Under current tax laws, the Bank is no longer subject to the franchise tax, but files a corporate return with the State of Maryland.

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

Personnel

         As of December 31, 1998, the Bank had 75 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Item 2.  Properties
-------------------

         The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1998.

                                     Year
                                   Facility         Leased          Approximate
 Office                            Commenced          or              Square
Location                           Operation         Owned            Footage
--------                           ---------         -----            -------

Main Office                          1974            Owned             16,500
3035 Leonardtown Road
Waldorf, Maryland

Branch Office (1)                    1974            Owned              1,000
502 Great Mills Road
Lexington Park, Maryland

Branch Office (1)                    1992            Owned              2,500
Rt. 235 and Maple Road
Lexington Park, Maryland

Branch Office                        1961            Owned              2,500
Route 5 and Lawrence Avenue
Leonardtown, Maryland

Branch Office (2)                    1990           Leased             24,200
Potomac Square
729 North 301 Highway
La Plata, Maryland

Branch Office                        1991           Leased              1,400
10321 Southern Md. Blvd.
Dunkirk, Maryland

Branch Office                        1996            Owned              2,500
8010 Matthews Road
Bryans Road, Maryland

Branch Office (3)                    1998        Leased (Land)          2,840
20 St. Patrick's Drive                         Owned (Building)
Waldorf, Maryland

Branch Office                        1997           Leased                126
Charles County Community College
8730 Mitchell Road
La Plata, Maryland

-------------
(1) The Bank purchased land early in 1992, and built a new Lexington Park branch office which opened in August 1992. The Bank is currently leasing out the former office space and is actively seeking to sell the site.
(2)  Includes land purchased in February 1993 as potential branch location.
(3) The Bank purchased the location in 1998. The building is owned by the Bank with the land on a lease basis.

         NCR currently maintains all accounting records for the Bank's deposits and loans. The Bank's general ledger and other accounting needs are met through the use of internal computer systems. The net book value of the Bank's investment in premises and equipment less accumulated depreciation totaled $4.3 million at December 31, 1998. See Note 5 of the Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings
--------------------------

         Neither the Corporation, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
--------------------------------------------------------------------------------
         Matters
         -------

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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The executive officers of the Corporation are as follows:

         Michael L. Middleton (51 years old) is Chief Executive Officer of the Corporation and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. Middleton is a member of the Board of Directors of the FHLB of Atlanta, a member of the Rotary Club of Waldorf and is a Paul Harris Fellow.

         Henry A. Shorter, Jr. (68 years old) was the Secretary of the Corporation and the Bank until December 31, 1998. He has served in this capacity with the Bank since 1968. Mr. Shorter is a past member of the Board of Directors of the Physicians Memorial Hospital located in La Plata, Maryland.

         C. Marie Brown (56 years old) has been employed with the Bank for over 20 years and was appointed Chief Operating Officer (COO) in 1998. Prior to her appointment as COO, Ms. Brown served as Senior Vice President of the Bank.

         Beaman Smith (53 years old) was the Treasurer of the Corporation in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accosystems, Inc., a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

         Eileen M. Ramos (42 years old) joined the Bank as Chief Financial Officer in September 1994. Prior to that time, Ms. Ramos was a partner with the accounting firm of Councilor, Buchanan & Mitchell, P.C. She is a member of the American Institute of CPAs, the District of Columbia Institute of CPAs and the Financial Managers Society.

         Gregory C. Cockerham (44 years old) joined the Bank in November 1988 and has served as Chief Lending Officer (CLO) since 1998. Prior to his appointment as CLO, Mr. Cockerham served as Senior Vice President of Lending at the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

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

         (b)  Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Proposal I -Election of Directors" of the Proxy Statement.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   1. Report of Independent Certified Public Accountants*

                  Tri-County Financial Corporation*

                  (a) Consolidated Statements of Financial Condition at December 31, 1998 and 1997
                  (b) Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
                  (d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996
                  (e)      Notes to Consolidated Financial Statements


         ---------------
         *        Incorporated by reference to the Annual Report.


               2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

               3. Exhibits

                  (3)(a) Articles of Incorporation of Tri-County Financial Corporation**
                  (3)(b)   Bylaws of Tri-County Financial Corporation **
                  (10)(a) Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended
                  (10)(b)  Tri-County Financial Corporation 1995 Stock Option
                           Plan for Non-Employee Directors, as amended
                  (10)(c)  Employment Agreement with Michael L. Middleton, as amended, C. Marie Brown, as amended and Gregory C. Cockerham, as amended
                  (13) Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998
                  (21)     Subsidiaries of the Registrant
                  (23)     Consent of Stegman & Company
                  (27)     Financial Data Schedule

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


                  ----------------
                  ** Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TRI-COUNTY FINANCIAL CORPORATION


Date: March 26, 1999                By:  /s/ Michael L. Middleton
                                         -------------------------------------
                                           Michael L. Middleton
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Date: March 26, 1999              By: /s/ Eileen M. Ramos
                                      ----------------------------------------
                                        Eileen M. Ramos
                                        Chief Financial Officer
                                        (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael L. Middleton                   By:   /s/ Herbert N. Redmond, Jr.
     --------------------------------------           ----------------------------
     Michael L. Middleton                             Herbert N. Redmond, Jr.
     (Director, President and Chief                   (Director)
     Executive Officer)

Date: March 26, 1999                            Date: March 26, 1999



By:  /s/ Henry A. Shorter, Jr.                  By:   /s/ W. Edelen Gough, Jr.
     --------------------------------------           ----------------------------
     Henry A. Shorter, Jr.                            W. Edelen Gough, Jr.
     (Director)                                       (Director)

Date:March 26, 1999                             Date: March 26, 1999



By:  /s/ C. Marie Brown                         By:   /s/ Gordon A. O'Neill
     --------------------------------------           ----------------------------
     C. Marie Brown                                   Gordon A. O'Neill
     (Director and Chief Operating Officer)           (Director)

Date: March 26, 1999                            Date: March 26, 1999



By:  /s/ Beaman Smith
     --------------------------------------
     Beaman Smith
     (Director and Secretary/Treasurer)

Date: March 26, 1999

                               INDEX TO EXHIBITS

Exhibit No.                         Description                                  Page
-----------                         -----------                                  ----

  (3)(a)      Articles of Incorporation of Tri-County Financial Corporation*


  (3)(b)      Bylaws of Tri-County Financial Corporation*


  (10)(a)     Tri-County Financial Corporation 1995 Stock Option and
               Incentive Plan, as amended


  (10)(b) Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended


  (10)(c)     Employment Agreement with Michael L. Middleton,
               as amended, C. Marie Brown, as amended and Gregory C. Cockerham, as amended


  (13)        Annual Report to Stockholders for the Fiscal Year Ended
               December 31, 1998


  (21)        Subsidiaries of the Registrant


  (23)        Consent of Stegman & Company


  (27)        Financial Data Schedule



---------------
* Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.