Form 10-K/A
period 1998-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1999-04-15
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
Mark One                           FORM 10-K/A
                               (Amendment No. 1)

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

                        TRI-COUNTY FINANCIAL CORPORATION


Date: April 13, 1999                By:  /s/ Michael L. Middleton
                                         -------------------------------------
                                           Michael L. Middleton
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Date: April 13, 1999              By: /s/ Eileen M. Ramos
                                      ----------------------------------------
                                        Eileen M. Ramos
                                        Chief Financial Officer
                                        (Duly Authorized Representative)

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

Date: April 13, 1999                            Date: April 13, 1999



By:  /s/ Henry A. Shorter, Jr.                  By:   /s/ W. Edelen Gough, Jr.
     --------------------------------------           ----------------------------
     Henry A. Shorter, Jr.                            W. Edelen Gough, Jr.
     (Director)                                       (Director)

Date: April 13, 1999                            Date: April 13, 1999



By:  /s/ C. Marie Brown                         By:   /s/ Gordon A. O'Neill
     --------------------------------------           ----------------------------
     C. Marie Brown                                   Gordon A. O'Neill
     (Director and Chief Operating Officer)           (Director)

Date: April 13, 1999                            Date: April 13, 1999



By:  /s/ Beaman Smith
     --------------------------------------
     Beaman Smith
     (Director and Secretary/Treasurer)

Date: April 13, 1999