Form 10-Q
period 1999-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 1999-05-14
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

(MARK ONE)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      OR

( )                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to __________



                        Commission File Number 0-18279
                ----------------------------------------------


                       TRI-COUNTY FINANCIAL CORPORATION
              ----------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


         Maryland                                                  52-1652138
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                            20601
--------------------------------------------                       ------------
  (Address of principal executive offices)                         (Zip Code)


                                (301) 645-5601
           ---------------------------------------------------------
                (Registrant's telephone number, including area code)



               -------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x    No _____
                                                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of May 6, 1999 registrant had outstanding 784,879 shares of Common
Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q


                                   INDEX
-------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                             PAGE

 Item 1 - Financial Statements (Unaudited)

  Consolidated Balance Sheets - March 31, 1999
    and December 31, 1998                                                   2

  Consolidated Statements of Income and Comprehensive Income -
   Three Months Ended March 31, 1999 and 1998                               3

  Consolidated Statements of Cash Flows - Three Months
   Ended March 31, 1999 and 1998                                        4 - 5

  Notes to Consolidated Financial Statements                            6 - 7

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           8 - 11

PART II - OTHER INFORMATION                                           12 - 13

 Item 6 - Exhibits


SIGNATURES                                                                 14

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                       MARCH 31,         DECEMBER 31,
                                                                          1999              1998

                                    ASSETS
Cash and due from banks                                               $    548,843      $    906,658
Interest-bearing deposits with banks                                     4,374,159         4,152,816
Investment securities available for sale - at fair value                57,596,990        55,976,606
Investment securities held to maturity - at amortized cost               2,763,980         2,139,069
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost       2,012,700         2,005,350
Loans held for sale                                                      1,247,648         2,266,697
Loans receivable - net of allowance for loan losses
 of $1,602,649 and $1,540,551, respectively                            134,237,638       132,645,936
Premises and equipment, net                                              4,414,836         4,316,207
Accrued interest receivable                                              1,423,932         1,486,776
Other assets                                                             1,146,560         1,123,675
                                                                      ------------      ------------

   TOTAL ASSETS                                                       $209,767,286      $207,019,790
                                                                      ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Noninterest-bearing deposits                                         $ 10,049,183      $  9,750,153
 Interest-bearing deposits                                             142,183,290       142,065,211
                                                                      ------------      ------------
   Total deposits                                                      152,232,473       151,815,364
 Other borrowed funds                                                    4,152,486        16,937,882
 Long-term debt                                                         31,437,480        16,496,450
 Accrued expenses and other liabilities                                    712,757           638,128
                                                                      ------------      ------------

   Total liabilities                                                   188,535,196       185,887,824

STOCKHOLDERS' EQUITY:
 Common stock - par value $.01; authorized - 15,000,000 shares;
  issued 784,879 and 789,334 shares, respectively                            7,849             7,893
 Surplus                                                                 7,341,948         7,309,901
 Retained earnings                                                      13,630,947        13,372,441
 Accumulated other comprehensive income                                    427,911           648,614
 Unearned ESOP shares                                                     (176,565)         (206,883)
                                                                      ------------      ------------

   Total stockholders' equity                                           21,232,090        21,131,966
                                                                      ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $209,767,286      $207,019,790
                                                                      ============      ============

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------
                                                                       1999            1998
INTEREST INCOME:
 Interest and fees on loans                                         $2,967,932      $2,847,616
 Taxable interest and dividends on investment securities               928,354         894,408
 Interest on deposits with banks                                        21,276          34,236
                                                                    ----------      ----------

     Total interest income                                           3,917,562       3,776,260
                                                                    ----------      ----------

INTEREST EXPENSE:
 Interest on deposits                                                1,366,640       1,422,932
 Interest on other borrowed funds                                      132,111         188,428
 Interest on long-term debt                                            270,576         230,682
                                                                    ----------      ----------

     Total interest expense                                          1,769,327       1,842,042
                                                                    ----------      ----------

NET INTEREST INCOME                                                  2,148,235       1,934,218

PROVISION FOR LOAN LOSSES                                               60,000          60,000
                                                                    ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,088,235       1,874,218
                                                                    ----------      ----------

NONINTEREST INCOME:
 Loss on sale of investments                                              (605)              -
 Loan appraisal, credit and miscellaneous charges                       60,627          72,735
 Net gains on sale of loans held for sale                              102,279          96,845
 Service charges                                                       166,785         148,620
 Other                                                                  16,056          27,816
                                                                    ----------      ----------

     Total noninterest income                                          345,142         346,016
                                                                    ----------      ----------

NONINTEREST EXPENSES:
 Salaries and employee benefits                                        740,080         621,096
 Occupancy expense                                                     124,148         109,854
 Deposit insurance and surety bond premium                              35,883          38,294
 Data processing expense                                                72,418          62,251
 Advertising                                                            41,323          31,848
 Depreciation of furniture, fixtures, and equipment                     70,849          38,530
 Other                                                                 245,267         254,318
                                                                    ----------      ----------

     Total noninterest expenses                                      1,329,968       1,156,191
                                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                                           1,103,409       1,064,043

INCOME TAXES                                                           420,000         377,000
                                                                    ----------      ----------

NET INCOME                                                             683,409         687,043

OTHER COMPREHENSIVE INCOME, NET OF TAX -
 Net unrealized holding (losses) gains arising during the period      (220,703)         70,639
                                                                    ----------      ----------

COMPREHENSIVE INCOME                                                $  462,706      $  757,682
                                                                    ==========      ==========

EARNINGS PER SHARE  (Note 2):
 Basic                                                                     .87             .86
 Diluted                                                                   .81             .81

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    -------------------------------
                                                                          1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $    683,409     $    687,043
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                               60,000           60,000
  Depreciation and amortization                                          103,450           66,319
  Net amortization of premium/discount on
   investment securities                                                 (30,782)          (8,819)
  Deferred income tax benefit                                            (20,000)         (95,000)
  Decrease (increase) in accrued interest receivable                      62,844          (46,568)
  (Decrease) increase in deferred loan fees                              (54,212)          10,744
  Increase in accounts payable, accrued expenses,
   and other liabilities                                                  74,781          402,924
  Increase in other assets                                               (22,885)        (117,698)
  Gain on sale of premises and equipment                                       -           (7,051)
  Loss on sale of investment securities                                      605                -
  Origination of loans held for sale                                  (3,824,376)      (7,279,429)
  Gain on sales of loans held for sale                                  (102,279)         (96,845)
  Proceeds from sale of loans held for sale                            4,945,704        5,322,845
                                                                    ------------     ------------

    Net cash provided (used) by operating activities                   1,876,259       (1,101,535)
                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in interest-bearing deposits with banks        (221,343)         225,866
 Purchase of investment securities available for sale                (21,832,495)     (12,242,206)
 Proceeds from sale, redemption or principal payments
  of investment securities available for sale                         19,881,710       14,160,374
 Purchase of investment securities held to maturity                     (970,436)      (2,000,260)
 Proceeds from maturities or principal payments
  of investment securities held to maturity                              346,535          168,805
 Loans originated or acquired                                        (14,059,141)     (12,341,919)
 Principal collected on loans                                         12,461,651       10,144,101
 Purchase of premises and equipment                                     (202,079)        (148,037)
 Proceeds from sales of premises and equipment                                 -            7,051
 Purchase of FHLB and Federal Reserve stock                               (7,350)               -
                                                                    ------------     ------------

    Net cash used in investing activities                             (4,602,948)      (2,026,225)
                                                                    ------------     ------------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -----------------------------
                                                                         1999             1998
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                           $    417,109     $  2,893,582
 Proceeds from long-term borrowings                                   15,000,000                -
 Payments of long-term borrowings                                        (58,970)         (79,514)
 Net increase in other borrowed funds                                (12,785,381)         706,955
 Exercise of stock options                                                32,088            1,785
 Net change in unearned ESOP shares                                       30,318          (12,600)
 Dividends paid                                                              (90)               -
 Redemption of common stock                                             (266,200)               -
                                                                    ------------     ------------

    Net cash provided by financing activities                          2,368,874        3,510,208
                                                                    ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (357,815)         382,448

CASH AND CASH EQUIVALENTS - JANUARY 1                                    906,658          650,923
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS - MARCH 31                                $    548,843     $  1,033,371
                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Cash paid during the three months for:
  Interest                                                          $  1,760,279     $  1,828,076
                                                                    ============     ============

  Income taxes                                                      $    373,750     $          -
                                                                    ============     ============


Tri-County Financial Corporation declared a 5% stock dividend payable April 13, 1998 to shareholders of record on March 13, 1998. Retained earnings in the amount of $711,259 in 1998 was transferred to capital in excess of par and common stock to reflect these dividends.


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1999 presentation.

      It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998.

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                      THREE MONTHS ENDED
                                            MARCH 31,
                                  ----------------------------
                                    1999               1998
                                  ---------          ---------
            Basic                  786,159            803,342
            Diluted                838,952            853,472

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document contains forward-looking statements, including discussions of Tri-county Financial Corporation's (the "Company's") goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company's ability to achieve its financial and other goals. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, statements by providers of data processing services and equipment and government agencies in connection with year 2000 compliance, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

GENERAL

Tri-County Financial Corporation operates under the Federal Reserve's Bank Holding Company regulations. The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County ("the Bank") and the Bank's wholly owned subsidiary, Tri-County Federal Finance One, collectively referred to as "the Company". Community Bank of Tri-County has completed its second year of operations as a commercial bank, following its thrift charter conversion on March 29, 1997.

In its business plan for the commercial bank, specific product lines, particularly commercial and consumer loan products, were targeted for concentrated efforts to bring the balances to levels normally found in established commercial banks. Growth in these asset categories has exceeded internal goals set in the plan. Strategies to broaden the scope of services to attract transactional accounts of local business as well as consumers have successfully gained the attention of the community and resulted in continuous growth in these low cost funding sources.

In its efforts to expand its product and service offerings, the Bank now offers investment and retirement planning services through its affiliation with UVEST Investment Services and an investment representative based in the home office branch. While this investment division is anticipated to contribute a relatively small amount of net earnings to the Bank, the benefit to our customers is expected to be great, enabling them to have a "one stop" source for all their investment and borrowing needs.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. Construction has begun on its newest "microbranch" location as part of a mini-mart on a key homeward bound commuter route in Charles County. The Bank continues to capitalize on its niche in community based banking activities.

The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area as well as certain wholesale borrowings from its correspondents and capital markets, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and related investments, and, to a lesser, but growing, extent, various types of consumer and other loans. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities.

Also of significance to the Company's net income is its provision for estimated loan losses, as well as the amount of noninterest income derived from activities that are not dependent on spread based lending. Transaction charges, non-deposit products and additional services are under continuous consideration to augment the non-interest income contribution to the net earnings of the Bank.

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

SELECTED FINANCIAL DATA

                                             Three Months Ended
                                                  March 31,
                                         ------------------------
                                            1999           1998
Condensed Income Statement
Interest Income                          $3,917,562     $3,776,260
Interest Expense                          1,769,327      1,842,042
Net Interest Income                       2,148,235      1,934,218
Provision for Loan Losses                    60,000         60,000
Noninterest Income                          345,142        346,016
Noninterest Expenses                      1,329,968      1,156,191
Income Before Income Taxes                1,103,409      1,064,043
Income Tax Expense                          420,000        377,000
Net Income                                  683,409        687,043

Per Common Share
Basic Earnings                           $      .87     $      .86
Diluted Earnings                                .81            .81
Book Value                                    27.05          25.20

FINANCIAL CONDITION

Assets

Total assets as of March 31, 1999 grew $2.7 million to $209.8 million from the December 31, 1998 level of $207.0 million. This reflects a growth rate of 1.3% as compared to 2.0% asset growth during the same period in 1998. Increased development of the Southern Maryland area as a bedroom community for Washington, DC workers and military base expansion in the Bank's market area continued to keep the real estate market strong. Loan levels were stable despite high refinancing activity; the Bank was able to retain its share by offering competitive products. With its increased focus on consumer and commercial loans, the Bank has continued to attract these customers in increasing numbers, resulting in change in the portfolio mix. At March 31, 1999, consumer and commercial loans comprised 28.4% of the loan portfolio, compared to 25.0% at December 31, 1998.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $60,000 during the first quarter of 1999 in accordance with management's policy described above.

The Company's holdings of investment securities increased $2.5 million, or 3.8%, since December 31, 1998. The Bank continued to experience early payoffs in its security portfolio as issuers were able to obtain better rates by calling the investments and reissuing them at more attractive long-term rates currently available in the market. For securities with mortgage loans as the underlying collateral, the borrowers refinanced earlier than was projected at the purchase of the security because they were able to obtain lower rates. When possible, the funds received from payoff of these securities were used to acquire similar investments, though generally at a lower yield in response to the current market conditions at the time of purchase. With returns in a declining trend, the Bank moved to lock in current rates before further declines. These purchases were funded with short-term floating rate borrowings. Rate movements are closely monitored so long-term fixed rate arrangements can be made before the declining trend reverses.

The level of property and equipment balances increased $98,629 as branch and administrative office renovations were made and the Bank continued to upgrade its computer equipment.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances declined by .4% for the three months ended March 31, 1999. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Rate competition has been fierce, however, and recent stock market returns have caused some customers to change their deposit philosophy and move their money to uninsured investment vehicles. Loan demands were met with the funds obtained through borrowed funds.

Stockholders' Equity

Stockholders' equity increased $100,000 or .47% to $21.2 million at March 31, 1999 compared to $21.1 million at December 31, 1998. This reflects the net income of $683,000 for the three month period and a $220,000 decrease in accumulated other comprehensive income. Reductions in equity occurred as a result of a $.20 per share cash dividend paid to shareholders and the use of $266,000 to purchase shares in the open market and retire them. The cash dividends were distributed to shareholders on April 15, 1999.

Book value on a per share basis, $27.05 at March 31, 1999, as compared to $26.77 at December 31, 1998, reflects a 1.0% increase, low because of the cash dividend, the acquisition of treasury shares as well as additional purchases by the Bank's Employee Stock Ownership Plan (ESOP). The ESOP acquired shares utilizing the line of credit available from the Corporation. When the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the three months ended March 31, 1999, the Corporation purchased 10,00 shares for $266,200 The cash for these purchases was provided to the Company through a $750,000 cash dividend from the Bank in 1998. Additional stock acquisitions and retirements will be considered in the future; a $1,000,000 cash dividend from the Bank in 1999 will provide the cash necessary for such purchases.

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 1999 decreased $3,634 or .5% from 1998's levels. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this small decrease, rather than an overall trend applicable to all areas. The decrease in net income for the three months ended March 31, 1999 resulted from a $214,017 increase in net interest income, an $874 decrease in noninterest income, an increase of $173,777 in noninterest expenses and a $43,000 increase in income tax expense.

Interest and Dividend Income

Interest and dividend income on investment securities increased $33,946 or 3.8% in the first quarter of 1999 compared to the first quarter of 1998. Given that the balances invested increased $6.3 million or 11.6%, a much larger increase in related income might be expected. However, the interest rates available in the market have been steadily declining, and as investments mature or pay off, they are replaced with lower yielding securities, resulting in lower overall yield on the portfolio. The Bank has utilized a strategy of leveraging since the fourth quarter of 1996. When opportunities become available, an investment is purchased with maturity and rate terms that can be reasonably matched with available borrowings to generate a specified net yield. Alternatively, there have been opportunities to purchase relatively short-lived securities, those with projected lives of a year or less. These have often been funded with borrowings that reprice daily because short-term borrowing rates have been very low. In such cases, the daily rate borrowing level is monitored closely so that a reversal of the low rate borrowing will be identified early and longer term financing can be secured.

The portfolio net spread, the difference between interest earned on all interest-earning assets and interest paid on all interest-bearing liabilities, has been maintained at a very level rate over the last five years. The variance between the high of 3.72% in 1995 and the low of 3.35% in March 1994 is only 37 basis points or .37%; the variance over the last three years is only 20 basis points or .20%. The 11.1% overall growth in net interest income for the three months ended March 31, 1999 over the comparable period results in 1998 is, therefore, attributable to the balance sheet growth.

Noninterest Income

In 1998, the Bank experienced a heavy volume of mortgage originations as consumers reacted to lower market rates and increased gains on sales of loans originated for the purpose of resale. This high volume was maintained through the first quarter of 1999, so there was little fluctuation in loan origination-related noninterest earnings.

An effort has been made to identify the customer services provided by the Bank which can be used to generate additional revenues. This led to the imposition of user fees for the use of the Bank's ATMs by non-customers. The Bank continues to benefit from the imposition of these usage fees and has been actively seeking lucrative outlets for installation of its ATM machines throughout its market. In addition, Bank customers have been utilizing certain negotiable order of withdrawal account features which have a related service fee while the conversion to a commercial bank continues to generate a small but increasing commercial deposit account base.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $173,777 or 15.03% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Compensation related expenses increased $118,984, or 19.16%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $14,294 or 13.01% as a result of adding the branch location near the St. Charles mall and expanding its Dunkirk branch facility. Data processing expense increased by $10,167 or 16.33% over the comparable period in 1998. This reflects the ongoing cost associated with the Bank's efforts to implement its Year 2000 century date compliance as well as increased processing costs connected with increased commercial account volume. Depreciation expense increased $32,319 or 84% due to high levels of fixed asset acquisitions in connection with branch expansion, administrative office expansion and renovation and data processing equipment.

Earnings Per Share

Primary earnings per share for the three months were $.87 per share or $.01 higher than for the corresponding period in 1998.


INTEREST RATE RISK MATTERS

The market risk of the Bank is managed through the Board's Asset and Liability Committee (ALCO). Together with the Bank's management, the committee reviews the sensitivity of the market value of the portfolio equity and interest rate sensitivity of net income. The changes in the market value of portfolio equity, as well as the interest income sensitivity are caused by shifts in the market rates of interest and can cause a negative or a positive impact in given scenarios. The portfolio is subjected to periodic modeling to test the effects of sudden and sustained interest rate shocks on the market value and the net interest income sensitivity. The Basle Committee on Banking Supervision has set standard measures of portfolio market value equity and interest income sensitivity in a shock environment of an up or down 200 basis point shift in assumed interest rates. The impact of such a shock on the Bank's portfolio is as follows:

                                     MARCH 31,1999   MARCH 31, 1998
                                     --------------  ---------------
MARKET VALUE OF PORTFOLIO EQUITY:
  Interest rate changes:
    Up 200 basis points                   -11%             -10%
    Down 200 basis points                  +3%              -2%

INTEREST RATE SENSITIVITY:
  Interest rate changes:
    Up 200 basis points                    +3%              +8%
    Down 200 basis points                  -1%             -10%

The change in percentage for the Market Value of Portfolio Equity declined slightly at the adverse scenario of up 200 basis points in interest rate movement, while the equity value improved in the down 200 basis shock. This reflects the impact of multi-year flat yield curves at lower rate levels. As prepayments have occurred, reinvestment of the proceeds was at lower yields. An immediate market rate increase would make those new investments less valuable. Because the net income of the Bank and Company is derived through the interest spread of the portfolio, the Asset/Liability Committee is less concerned with the shock of interest rates on the market value than it is on the interest rate sensitivity because the assets are employed for their income production rather than value appreciation upon sale. The levels of change for both the market value of the portfolio and the net interest income sensitivity fall within the policy benchmarks established by the Board.

Interest rate sensitivity reflects the change in the Bank's net interest income given assumed interest rate shifts. In the scenarios presented, the most detrimental for the Bank is an upward movement of interest rates. Neither scenario, however, generates a severe impact to the Bank's earnings.

Management feels that a more difficult situation for the Bank to control would exist with rising interest rates. This is due to the composition of the cost of funds and the percentage of wholesale borrowings needed to finance the activities of the Bank. Typically, wholesale borrowings are in large denominations and reprice quickly to reflect sudden changes in the global market. Retail deposits typically are in smaller amounts and are less likely to respond to shifts in rates in a short time period. Therefore, the Bank's portfolio has been structured with an attempt to reasonably minimize the impace from sudden and prolonged upward shifts in interest rates.

2000 READINESS

     The Bank's management and Board of Directors has been monitoring the problems created by the year 2000 (Y2K) and its effect on data processing systems. The Bank's capitalized cost of new technology and software over the last three years has exceeded $520,000 and additional costs in the current and next year could reach $100,000. All software systems have been upgraded. These software costs were expensed during the years as a part of ongoing data operations expense. The current technology utilized by the Bank and its eight locations has been subjected to periodic reviews by its regulators. Testing of the systems with third party providers has been ongoing through 1998 and early 1999. The Board is closely involved with this project and is aware that third party providers of data processing services are conducting their own Y2K projects to ensure that their users have adequate coverage of the problem. However, the Board also realizes that third party providers' compliance is largely out of the Bank's control and is monitoring their progress. Because of the Company's reliance on third party data processing services, it does not anticipate any material expenditures associated with the Y2K issue. There can be no assurance that the Bank and its third party providers will be successful in making all necessary changes to avoid computer system failure related to the year 2000.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 1999, the Bank's tangible, leverage and risk-based capital was 9.5%, 10.4% and 17.6%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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



TRI-COUNTY FINANCIAL CORPORATION:



Date:  May 14, 1999                    By: /s/ Michael L. Middleton
       -------------------                 -------------------------------------
                                              Michael L. Middleton, President
                                              and Chairman of the Board



Date:  May 14, 1999                    By: /s/ Eileen M. Ramos
       -------------------                 -------------------------------------
                                              Eileen M. Ramos
                                              Chief Financial Officer