Form 10-Q
period 1999-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1999-08-16
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         --------------------------


                                   FORM 10-Q

(Mark One)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1999

                                      OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________


                        Commission File Number 0-18279
               ------------------------------------------------

                       Tri-County Financial Corporation
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                           52-1652138
-------------------------------                           ----------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                       20601
------------------------------------------                   ----------
 (Address of principal executive offices)                    (Zip Code)

                                (301) 645-5601
                ----------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

     As of August 4, 1999 registrant had outstanding 797,576 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q




                                     INDEX
--------------------------------------------------------------------------------




PART I - FINANCIAL INFORMATION                                           Page

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 1999
       and December 31, 1998                                              2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Six Months Ended June 30, 1999 and 1998                  3

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 1999 and 1998                                     4 - 5

     Notes to Consolidated Financial Statements                           6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        7 - 11


PART II - OTHER INFORMATION                                            12 - 13

   Item 6 - Exhibits


SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                                             June 30,             December 31,
                                                                               1999                   1998
                                                                         ----------------      ------------------

                                     ASSETS
Cash and due from banks                                                    $  1,138,228            $    906,658
Interest-bearing deposits with banks                                          2,270,648               4,152,816
Investment securities available for sale - at fair value                     61,042,230              55,976,606
Investment securities held to maturity - at amortized cost                    2,427,798               2,139,069
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost            1,872,700               2,005,350
Loans held for sale                                                             429,450               2,266,697
Loans receivable - net of allowance for loan losses
   of $1,555,489 and $1,540,551, respectively                               136,623,128             132,645,936
Premises and equipment, net                                                   4,498,676               4,316,207
Accrued interest receivable                                                   1,450,489               1,486,776
Other assets                                                                  1,178,238               1,123,675
                                                                           ------------            ------------

         TOTAL ASSETS                                                      $212,931,585            $207,019,790
                                                                           ============            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Noninterest-bearing deposits                                            $ 11,427,462            $  9,750,153
   Interest-bearing deposits                                                144,733,687             142,065,211
                                                                           ------------            ------------
         Total deposits                                                     156,161,149             151,815,364
   Other borrowed funds                                                      13,537,734              16,937,882
   Long-term debt                                                            21,400,000              16,496,450
   Accrued expenses and other liabilities                                       377,166                 638,128
                                                                           ------------            ------------

         Total liabilities                                                  191,476,049             185,887,824
                                                                           ------------            ------------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.01; authorized - 15,000,000 shares;
     issued 788,892 and 789,334 shares, respectively                              7,888                   7,893
   Surplus                                                                    7,367,992               7,309,901
   Retained earnings                                                         14,170,482              13,372,441
   Accumulated other comprehensive income                                        85,739                 648,614
   Unearned ESOP shares                                                        (176,565)               (206,883)
                                                                           ------------            ------------

         Total stockholders' equity                                          21,455,536              21,131,966
                                                                           ------------            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $212,931,585            $207,019,790
                                                                           ============            ============


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30
                                                                ---------------------------       ----------------------------
                                                                   1999             1998              1999            1998
INTEREST INCOME:
   Interest and fees on loans                                   $2,857,012       $2,905,591       $5,824,944        $5,753,207
   Taxable interest and dividends on investment securities       1,085,150          947,644        2,013,504         1,842,052
   Interest on deposits with banks                                  11,442           28,845           32,718            63,081
                                                                ----------       ----------       ----------        ----------

       Total interest income                                     3,953,604        3,882,080        7,871,166         7,658,340
                                                                ----------       ----------       ----------        ----------

INTEREST EXPENSE:
   Interest on deposits                                          1,370,173        1,410,750        2,736,813         2,833,682
   Interest on other borrowed funds                                 88,260          159,869          220,371           348,297
   Interest on long-term debt                                      347,192          227,066          617,768           457,748
                                                                ----------       ----------       ----------        ----------

       Total interest expense                                    1,805,625        1,797,685        3,574,952         3,639,727
                                                                ----------       ----------       ----------        ----------

NET INTEREST INCOME                                              2,147,979        2,084,395        4,296,214         4,018,613

PROVISION FOR LOAN LOSSES                                           60,000           60,000          120,000           120,000
                                                                ----------       ----------       ----------        ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               2,087,979        2,024,395        4,176,214         3,898,613
                                                                ----------       ----------       ----------        ----------

NONINTEREST INCOME:
   Loss on sale of investment securities                                 -                -             (605)                -
   Loan appraisal, credit and miscellaneous charges                 53,155          109,778          113,782           222,290
   Net gains on sale of loans held for sale                         73,300          124,176          175,579           221,021
   Service charges                                                 202,895          107,466          369,680           256,086
   Other                                                            11,933           85,861           27,989           113,677
                                                                ----------       ----------       ----------        ----------

       Total noninterest income                                    341,283          427,281          686,425           813,074
                                                                ----------       ----------       ----------        ----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                  912,141          860,284        1,652,221         1,481,380
   Occupancy expense                                               131,134          104,210          255,282           214,064
   Deposit insurance and surety bond premium                        35,672           35,564           71,555            73,858
   Data processing expense                                          63,238          102,297          135,656           164,548
   Advertising                                                      63,192           32,028          104,515            63,876
   Depreciation of furniture, fixtures, and equipment               58,348           37,251          129,197            75,781
   Other                                                           311,092          302,548          556,359           596,643
                                                                ----------       ----------       ----------        ----------

       Total noninterest expenses                                1,574,817        1,474,182        2,904,785         2,670,150
                                                                ----------       ----------       ----------        ----------

INCOME BEFORE INCOME TAXES                                         854,445          977,494        1,957,854         2,041,537

INCOME TAXES                                                       315,000          347,000          735,000           724,000
                                                                ----------       ----------       ----------        ----------

NET INCOME                                                         539,445          630,494        1,222,854         1,317,537

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized holding gains (losses)
     ising during the period                                      (342,172)          16,682         (562,875)           87,321
                                                                ----------       ----------       ----------        ----------

COMPREHENSIVE INCOME                                            $  197,273       $  647,176       $  659,979        $1,404,858
                                                                ==========       ==========       ==========        ==========

EARNINGS PER SHARE (Note 2):
  Basic                                                                .60              .79             1.47              1.64
  Diluted                                                              .57              .73             1.38              1.54

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------
                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                     1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 1,222,854         $ 1,317,537
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                         120,000             120,000
    Depreciation and amortization                                                     191,200             123,568
    Net amortization of premium/discount on
      investment securities                                                          (102,606)            (12,953)
    Deferred income tax benefit                                                       (16,000)           (109,000)
    Decrease (increase) in accrued interest receivable                                 36,287            (137,177)
    (Decrease) increase in deferred loan fees                                         (78,387)             13,184
    Increase in accounts payable, accrued expenses, and other liabilities             109,196             160,657
    Increase in other assets                                                          (54,563)           (188,315)
    Gain on sale of premises and equipment                                                  -              (7,051)
    Loss on sale of investment securities                                                 605                   -
    Origination of loans held for sale                                             (6,140,878)        (12,388,104)
    Gain on sales of loans held for sale                                             (175,579)           (221,021)
    Proceeds from sale of loans held for sale                                       8,153,704          13,007,021
    Gain on sale of foreclosed real estate                                                  -             (63,436)
                                                                                  -----------         -----------

         Net cash provided by operating activities                                  3,265,833           1,614,910
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with banks                              1,882,168             179,821
  Purchase of investment securities available for sale                            (42,912,589)        (23,898,455)
  Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                    37,392,411          26,940,182
  Purchase of investment securities held to maturity                               (1,170,436)         (2,018,147)
  Proceeds from maturities or principal payments
    of investment securities held to maturity                                         883,729            1,442,73
  Purchase of FHLB and Federal Reserve Bank stock                                    (229,850)             (6,350)
  Loans originated or acquired                                                    (26,837,912)        (28,407,285)
  Principal collected on loans                                                     22,819,107          22,493,765
  Purchase of premises and equipment                                                 (373,669)           (238,062)
  Proceeds from sales of premises and equipment                                             -               7,051
  Proceeds from disposition of foreclosed real estate                                       -             826,842
                                                                                  -----------         -----------

         Net cash used in investing activities                                     (8,547,041)         (2,678,565)
                                                                                  -----------         -----------

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------------------------------------------
                                                                  Six Months Ended
                                                          --------------------------------
                                                             1999                    1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 $4,345,785           $2,144,539
  Proceeds from long-term borrowings                       20,000,000                    -
  Payments of long-term borrowings                        (15,096,450)             109,530)
  Net decrease in other borrowed funds                     (3,400,148)             624,131)
  Exercise of stock options                                    58,172                1,058
  Net change in unearned ESOP shares                         (266,200)              12,600)
  Redemption of common stock                                   30,333              (82,600)
  Dividends paid                                             (158,714)            (102,407)
                                                           ----------           ----------

         Net cash provided by financing activities          5,512,778            1,214,329
                                                           ----------           ----------

INCREASE IN CASH AND CASH EQUIVALENTS                         231,570              150,674

CASH AND CASH EQUIVALENTS - JANUARY 1                         906,658              650,923
                                                           ----------           ----------

CASH AND CASH EQUIVALENTS - JUNE 30                        $1,138,228           $  801,597
                                                           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the six months for:
    Interest                                               $3,601,469           $3,679,547
                                                           ==========           ==========

    Income taxes                                             $753,575             $872,500
                                                           ==========           ==========

Tri-County Financial Corporation declared a 4% stock dividend payable April 13, 1998, to shareholders of record on March 13, 1998. Retained earnings in the amount of $694,384 was transferred to capital in excess of par and common stock to reflect this dividend.





See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.         BASIS OF PRESENTATION

           General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1999 presentation.

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

2.         EARNINGS PER SHARE

           Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


                                                   Six Months Ended June 30,
                                                       1999        1998
                                                     --------    --------

                       Basic                          829,303     800,942
                       Diluted                        885,195     853,311

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

In the third quarter of 1999, the Bank received state banking approval to create a "passive investment company" subsidiary, Tri-County Investment Corporation. This subsidiary will be used to hold investment securities that are not used in the general operations of the Bank. The investment company will be operated from facilities in Delaware as income from "passive investments" does not incur taxes in that state. Similar income in Maryland is subject to state tax at 7%. This action is expected to save approximately $70,000 in state taxes in 1999, with the income generated in Delaware for the remaining 4 months of 1999. Higher tax savings are expected in 2000, when the investment company will be in operation for the full year.

The Bank also acquired a 7% interest in a Maryland Title Company for the purpose of sharing in title insurance commissions generated by its mortgage lending activities. The Bank's capital investment was $9,800. Its participation in the title insurance business commenced on August 1, 1999.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. Construction will be completed in August of 1999 on its newest "express" branch location as part of a mini-mart on a key homeward bound commuter route in Charles County. The Bank's strategy is to utilize "express" banks to fill in the market between its established anchor banks.

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

SELECTED FINANCIAL DATA
                                               Six Months Ended June 30,
                                                  1999            1998
                                              -----------     -----------

Condensed Income Statement
    Interest Income                           $ 7,871,166     $ 7,658,340
    Interest Expense                            3,574,952       3,639,727
    Net Interest Income                         4,296,214       4,018,613
    Provision for Loan Losses                     120,000         120,000
    Noninterest Income                            686,425         813,074
    Noninterest Expenses                        2,904,785       2,670,150
    Income Before Income Taxes                  1,957,854       2,041,537
    Income Tax Expense                            735,000         724,000
    Net Income                                  1,222,854       1,317,537

Per Common Share
   Basic Earnings                                  $ 1.47          $ 1.64
   Diluted Earnings                                  1.38            1.54
   Book Value                                       27.20           25.05

FINANCIAL CONDITION

Assets

Total assets as of June 30, 1999 grew $5.9 million to $212.9 million from the December 31, 1998 level of $207.0 million. This reflects a growth rate of 2.9% as compared to 1.5% asset growth during the same period in 1998. Continuing development of the Southern Maryland area as a bedroom community for Washington, DC workers and military base expansion in the Bank's market area have maintained a strong real estate market. Mortgage loan originations during the first six months of 1999 were $32,979,000, compared to $40,795,000 during the first six months of 1998, a 19% decline. Loan sales and repayments during the first six months of 1999 were $30,973,000, compared to $35,501,000 during the first six months of 1998, a 13% decline. The higher rate environment in 1999 reduced or eliminated the incentive for homeowners to refinance their loans. The Bank was able to retain its overall market share by offering competitive residential loan products as well as emphasizing products outside the single family residential loan group. With its increased focus on consumer and commercial loans, the Bank continued to attract these customers in greater numbers, resulting in a change in the portfolio mix. At June 30, 1999, consumer and commercial loans comprised 29.0% of the loan portfolio, compared to 23.8% at December 31, 1998.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. A $120,000 provision for loan losses was made during the first six months of 1999 in accordance with management's policy described above.

The Company's holdings of investment securities increased $5.4 million, or 9.2%, since December 31, 1998. The Bank experienced a slow down of the early payoff of its securities which had accelerated in 1998. For securities with mortgage loans as the underlying collateral, prepayments closely tracked the refinance volume prevalent in the industry during the low rate environment. When possible, the funds received from payoff of these securities were used to acquire similar investments, though generally at a lower yield reflecting the current market conditions at the time of purchase. Other security purchases were funded with wholesale borrowings.

The level of property and equipment balances increased $182,000 as branch and administrative office renovations were completed, construction commenced on the new "express" branch and the Bank continued to upgrade its computer equipment as a result of its Y2K readiness preparation.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances increased by 2.9% for the six months ended June, 1999. The Bank's strategy has been to focus on attracting customers disenfranchised by the shrinking pool of locally run banks in Southern Maryland. Competition for bank deposits continues to be intense with nondeposit investments capturing an increasing share of its customers' financial assets.

Stockholders' Equity

Stockholders' equity increased $323,000 or 1.5% to $21.5 million at June 30, 1999 compared to $21.1 million at December 31, 1998. This reflects the net income of $1,223,000 for the six month period and a $563,000 decrease in accumulated other comprehensive income. Reductions in equity occurred as a result of a $.20 per share cash dividend paid to shareholders and the use of $266,000 to purchase shares in the open market. The cash dividends were distributed to shareholders on April 15, 1999.

The Company's book value per share, $27.20 at June 30, 1999, reflects a 1.6% increase over December 31, 1998's level of $26.77. The ESOP acquired shares utilizing the line of credit available from the Corporation. Whenever the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. The cash for these purchases was provided to the Company through a $750,000 cash dividend from the Bank in 1998. The Board of Directors approved a $1,000,000 cash dividend from the Bank in 1999 to provide the funds necessary for such purchases.

RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 1999 decreased $95,000 or 7.2% from 1998's levels. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this decrease, rather than an overall trend applicable to all areas. The decrease in net income for the six months ended June 30, 1999 resulted from a $278,000 increase in net interest income, an $127,000 decrease in noninterest income, an increase of $234,000 in noninterest expenses and a $11,000 increase in income tax expense.

Interest and Dividend Income

Interest and dividend income on investment securities increased $171,000 or 9.2% in the first six months of 1999 compared to the first six months of 1998. This corresponds to the $5.3 million or 9.2% increase in the investment portfolio balance. However, the interest rates available in the market have been steadily declining, and as investments mature or pay off, they are replaced with lower yielding securities, resulting in lower overall yield on the portfolio.

The Bank has utilized a strategy of leveraging its net worth since the fourth quarter of 1996. When opportunities become available, an investment is purchased with maturity and rate terms that can be reasonably matched with available borrowings to generate a specified net yield. Alternatively, there have been opportunities to purchase relatively short-lived securities, those with projected lives of a year or less. These have often been funded with borrowings that reprice daily because short-term borrowing rates have been very low. In such cases, the daily rate borrowing level is monitored closely so that a reversal of the low rate borrowing will be identified early and longer term financing can be secured. The portfolio net spread, the difference between interest earned on all interest-earning assets and interest paid on all interest-bearing liabilities, has remained virtually constant over the last five years. The variance between the high of 3.67% in 1999 and the low of 3.54% in March 1994 is only 13 basis points or 3.7%. The variance over the last three years is only 9 basis points or 2.5%. The 6.6% overall growth in net interest income for the six months ended June 30, 1999 over the comparable period results in 1998 is, therefore, attributable to the balance sheet growth, not yield appreciation.

Noninterest Income

In 1998, the Bank experienced a heavy volume of mortgage originations as consumers reacted to lower market rates and increased gains on sales of loans originated for the purpose of resale. This high volume was maintained through the first quarter of 1999, but fell off significantly in the second quarter of 1999 and, consequently, loan origination-related noninterest earnings declined.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $234,000 or 8.8% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Compensation related expenses increased $171,000, or 11.5%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $41,000 or 19.2% as a result the operation of the branch located near the St. Charles mall and expansion of its Dunkirk branch facility. Depreciation expense increased $53,000 or 70% due to high levels of fixed asset acquisitions in connection with branch expansion, the administrative office expansion and acquisition of data processing equipment for Y2K readiness.

Earnings Per Share

Primary earnings per share for the six months were $1.47 per share or $.17 lower than for the corresponding period in 1998.

MARKET RISK ANALYSIS

The Bank's management reviews the sensitivity of the market value of the portfolio equity and interest rate sensitivity of net income. The changes in the market value of portfolio equity, as well as the interest income sensitivity, are caused by shifts in the market rates of interest and can cause a negative or a positive impact in given scenarios. The portfolio is subjected to periodic modeling to test the effects of sudden and sustained interest rate shocks on the market value and the net interest income sensitivity. The Basle Committee on Banking Supervision has set standard measures of portfolio market value equity and interest income sensitivity in a shock environment of an up or down 200 basis point shift in assumed interest rates. The impact of such a shock on the Bank's portfolio is as follows:

                                                June 30, 1999     June 30, 1998
                                                -------------     -------------

Market value of portfolio:
  Interest rate changes:
    Up 200 basis points                               -15%              -7%
    Down 200 basis points                              +5%              +3%

Interest rate sensitivity:
  Interest rate changes:
    Up 200 basis points                                +1%              +7%
    Down 200 basis points                              -1%              -8%

The Bank's exposure to a 200 basis point increase in interest rates would result in a decline in the market value of portfolio equity of 15% at June 30, 1999, compared to a projected decline of 7% at June 30, 1998 in the same adverse scenario. A 200 basis point downward shift in rates would have a slightly more positive effect on the portfolio at June 30, 1999 compared to 1998. This reflects the impact of multi-year flat yield curves at lower rate levels. As prepayments have occurred, reinvestment of the proceeds was at lower yields. An immediate market rate increase would make those new investments less valuable. Because the net income of the Bank and Company is derived through the interest spread of the net portfolio, management is less concerned with the shock of interest rates on the market value than it is on the interest rate sensitivity because the assets are employed for their income production rather than value appreciation.

Interest rate sensitivity reflects the change in the Bank's net interest income given assumed interest rate shifts. In the scenarios presented, the Bank's inerest income is at little risk from either an upward or downward 200 basis point shift. The changes in the market value as well as the net interest income are well within the boundaries established by the Board.

YEAR 2000 READINESS

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

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 1999, the Bank's tangible, leverage and risk-based capital was 9.6%, 10.4% and 17.8%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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



Tri-County Financial Corporation:



Date:   8/13/1999                          By: /s/ Michael L. Middleton
     -------------------------                ---------------------------------
                                               Michael L. Middleton, President
                                               and Chairman of the Board





Date:   8/16/99                            By: /s/ Eileen M. Ramos
     -------------------------                ---------------------------------
                                               Eileen M. Ramos
                                               Chief Financial Officer