Form 10-Q
period 1999-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 1999-11-12
CIK 855874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _________________________


                                    FORM 10-Q

(Mark One)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                      OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to_____


                        Commission File Number 0-18279
                    --------------------------------------


                       Tri-County Financial Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                              52-1652138
-------------------------------                             ------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                             20601
------------------------------------------                          ----------
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

     As of November 3, 1999 registrant had outstanding 787,367 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q


                                     INDEX
-----------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                             Page

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 1999
       and December 31, 1998                                                2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 1999 and 1998              3

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 1999 and 1998                                  4 - 5

     Notes to Consolidated Financial Statements                             6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          7 - 12


PART II - OTHER INFORMATION                                              13 - 14

   Item 6 - Exhibits


SIGNATURES                                                                  15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


TRI-COUNTY FINANCIAL CORPORATION


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                                      September 30,              December 31,
                                                                            1999                    1998
                                                                      -------------------    --------------------
                                                   ASSETS
Cash and cash equivalents                                              $    8,602,876           $      906,658
Interest-bearing deposits with banks                                        2,663,712                4,152,816
Investment securities available for sale - at fair value                   57,864,317               55,976,606
Investment securities held to maturity - at amortized cost                  2,108,090                2,139,069
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost          2,237,700                2,005,350
Loans held for sale                                                           575,400                2,266,697
Loans receivable - net of allowance for loan losses
   of $1,604,397 and $1,555,489, respectively                             137,266,471              132,645,936
Premises and equipment, net                                                 4,520,523                4,316,207
Accrued interest receivable                                                 1,425,935                1,486,776
Other assets                                                                1,150,591                1,123,675
Foreclosed real estate                                                        166,626                        -
                                                                         ------------             ------------

         TOTAL ASSETS                                                    $218,582,241             $207,019,790
                                                                         ============             ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Noninterest-bearing deposits                                         $   8,868,234            $   9,750,153
   Interest-bearing deposits                                              144,291,167              142,065,211
                                                                        -------------            -------------
         Total deposits                                                   153,159,401              151,815,364
   Other borrowed funds                                                    12,452,618               16,937,882
   Long-term debt                                                          31,400,000               16,496,450
   Accrued expenses and other liabilities                                     357,342                  638,128
                                                                        -------------            -------------

         Total liabilities                                                197,369,361              185,887,824
                                                                        -------------            -------------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.01; authorized - 15,000,000 shares;
     issued 778,683 and 788,892 shares, respectively                            7,787                    7,893
   Surplus                                                                  7,417,168                7,309,901
   Retained earnings                                                       14,278,407               13,372,441
   Accumulated other comprehensive income                                    (313,917)                 648,614
   Unearned ESOP shares                                                      (176,565)                (206,883)
                                                                        -------------            -------------

         Total stockholders' equity                                        21,212,880               21,131,966
                                                                        -------------            -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 218,582,241            $ 207,019,790
                                                                        =============            =============


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September  30
                                                              ---------------------------------- ----------------------------------
                                                                   1999             1998              1999            1998
INTEREST INCOME:
   Interest and fees on loans                                  $ 2,849,085      $ 2,844,841      $ 8,674,029       $ 8,598,048
   Taxable interest and dividends on investment securities       1,075,146        1,076,065        3,088,650         2,918,117
   Interest on deposits with banks                                  30,644           48,584           63,362           111,665
                                                               -----------      -----------      -----------       -----------
       Total interest income                                     3,954,875        3,969,490       11,826,041        11,627,830
                                                               -----------      -----------      -----------       -----------
INTEREST EXPENSE:
   Interest on deposits                                          1,386,524        1,426,206        4,123,337         4,259,888
   Interest on other borrowed funds                                109,123          251,144          329,494           599,441
   Interest on long-term debt                                      378,017          270,332          995,785           728,080
                                                               -----------      -----------      -----------       -----------
       Total interest expense                                    1,873,664        1,947,682        5,448,616         5,587,409
                                                               -----------      -----------      -----------       -----------
NET INTEREST INCOME                                              2,081,211        2,021,808        6,377,425         6,040,421
PROVISION FOR LOAN LOSSES                                           60,000           60,000          180,000           180,000
                                                               -----------      -----------      -----------       -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               2,021,211        1,961,808        6,197,425         5,860,421
                                                               -----------      -----------      -----------       -----------
NONINTEREST INCOME:
   Loss on sale of investment securities                                --             (391)            (605)             (391)
   Loan appraisal, credit and miscellaneous charges                 38,045          101,018          151,827           323,308
   Net gains on sale of loans held for sale                         31,913           60,981          207,492           282,002
   Service charges                                                 194,614          165,305          564,294           421,391
   Other                                                            17,868           17,633           45,857           131,310
                                                               -----------      -----------      -----------       -----------
       Total noninterest income                                    282,440          344,546          968,865         1,157,620
                                                               -----------      -----------      -----------       -----------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                  890,112          711,105        2,542,333         2,192,485
   Occupancy expense                                               126,660          131,404          381,942           345,468
   Deposit insurance and surety bond premium                        36,047           34,099          107,602           107,957
   Data processing expense                                          61,968           63,368          197,624           227,916
   Advertising                                                      66,471           30,583          170,986            94,459
   Depreciation of furniture, fixtures, and equipment               55,149           40,575          184,346           116,356
   Other                                                           296,765          318,127          852,605           914,770
                                                               -----------      -----------      -----------       -----------
       Total noninterest expenses                                1,533,172        1,329,261        4,437,438         3,999,411
                                                               -----------      -----------      -----------       -----------
INCOME BEFORE INCOME TAXES                                         770,479          977,093        2,728,852         3,018,630

INCOME TAXES                                                       271,752          408,764        1,007,271         1,132,764
                                                               -----------      -----------      -----------       -----------
NET INCOME                                                         498,727          568,329        1,721,581         1,885,866

OTHER COMPREHENSIVE INCOME, NET OF TAX -
  Net unrealized holding (losses) gains
    arising during the period                                     (399,656)         389,302         (962,531)          476,623
                                                               -----------      -----------      -----------       -----------

COMPREHENSIVE INCOME                                           $    99,071      $   957,631      $   759,050       $ 2,362,489
                                                               ===========      ===========      ===========       ===========
EARNINGS PER SHARE  (Note 2):
  Basic                                                               $.72             $.73            $2.19             $2.37
  Diluted                                                             $.67             $.68            $2.05             $2.22

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            -------------------------------
                                                                                               1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 1,721,581          $ 1,885,866
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                                  180,000              180,000
    Depreciation and amortization                                                              272,550              185,243
    Net amortization of premium/discount on
      investment securities                                                                   (174,425)              60,102
    Deferred income tax benefit                                                                (44,000)            (128,000)
    Decrease (increase) in accrued interest receivable                                          60,841             (254,216)
    Decrease in deferred loan fees                                                             (82,560)             (56,989)
    Increase in accounts payable, accrued expenses, and other liabilities                      321,051               80,524
    Increase in other assets                                                                   (26,916)            (305,379)
    Gain on sale of premises and equipment                                                     (12,150)              (7,051)
    Loss on sale of investment securities                                                          605                  391
    Origination of loans held for sale                                                      (7,780,628)         (14,394,128)
    Gain on sales of loans held for sale                                                      (207,492)            (282,002)
    Proceeds from sale of loans held for sale                                                9,679,417           15,671,002
    Gain on sale of foreclosed real estate                                                        --                (61,654)
                                                                                         -------------        -------------

         Net cash provided by operating activities                                           3,907,874            2,573,709
                                                                                         -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with banks                                       1,489,104            3,158,548
  Purchase of investment securities available for sale                                     (52,086,274)         (52,141,617)
  Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                             49,401,043           42,007,808
  Purchase of investment securities held to maturity                                        (1,170,436)          (2,915,007)
  Proceeds from maturities or principal payments
    of investment securities held to maturity                                                1,199,887            1,647,623
  Purchase of FHLB and Federal Reserve Bank stock                                             (779,850)            (206,350)
  Loans originated or acquired                                                             (41,498,077)         (43,051,669)
  Principal collected on loans                                                              36,780,102           33,297,910
  Purchase of premises and equipment                                                          (476,866)            (347,014)
  Proceeds from sales of premises and equipment                                                 12,150                7,051
  Proceeds from disposition of foreclosed real estate                                             --                825,060
  Acquisition from foreclosed real estate                                                     (166,626)                --
                                                                                         -------------        -------------

         Net cash used in investing activities                                              (7,295,843)         (17,717,657)
                                                                                         -------------        -------------

TRI-COUNTY FINANCIAL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------

                                                                                                   Nine Months Ended
                                                                                           --------------------------------
                                                                                              1999                  1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                $  1,344,037         $  3,184,492
  Proceeds from long-term borrowings                                                        35,000,000               -
  Payments of long-term borrowings                                                         (20,096,450)          (1,660,431)
  Net decrease in other borrowed funds                                                      (4,485,264)          14,621,703
  Exercise of stock options                                                                    107,394                1,058
  Net change in unearned ESOP shares                                                            30,333              (12,600)
  Redemption of common stock                                                                  (657,150)            (473,637)
  Dividends paid                                                                              (158,713)            (102,407)
                                                                                         -------------        -------------

         Net cash provided by financing activities                                          11,084,187           15,558,178
                                                                                         -------------        -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        7,696,218              412,230

CASH AND CASH EQUIVALENTS - JANUARY 1                                                          906,658              650,923
                                                                                         -------------        -------------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                                 $   8,602,876        $   1,065,153
                                                                                         =============        =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the nine months for:
    Interest                                                                             $   5,772,672        $   5,575,044
                                                                                         =============        =============

    Income taxes                                                                         $   1,100,949        $   1,150,634
                                                                                         =============        =============


Tri-County Financial Corporation declared a 4% stock dividend payable April 13, 1998 to shareholders of record on March 13, 1998. Retained earnings in the amount of $694,384 in 1998 was transferred to capital in excess of par and common stock to reflect this dividend.


See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.         BASIS OF PRESENTATION

           General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 1999 presentation.

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

2.         EARNINGS PER SHARE

           Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


                                              Nine Months Ended September 30,
                                                   1999                 1998
                                                 -------              -------
                   Basic                         784,014              788,892
                   Diluted                       838,439              885,195

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

GENERAL

Tri-County Financial Corporation operates under the Federal Reserve's Bank Holding Company regulations. The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County ("the Bank") and the Bank's wholly owned subsidiaries, Tri-County Investment Corporation and Tri-County Federal Finance One, collectively referred to as "the Company". Community Bank of Tri-County has completed over two years of operations as a commercial bank, following its thrift charter conversion on March 29, 1997.

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

In the third quarter of 1999, the Bank received state banking approval to create a "passive investment company" subsidiary, Tri-county Investment Corporation. This subsidiary holds investment securities that are not used in the general operations of the Bank. The investment company is operated from facilities in Delaware as income from "passive investments" does not incur taxes in that state. Similar income in Maryland is subject to state tax of 7%. This action is expected to save approximately $70,000 in state taxes in 1999, with the income generated in Delaware for the last four months of 1999. Higher tax savings are expected in 2000, when the investment company will be in operation for the full year.

The Bank also acquired a 7% interest in a Maryland Title Company for the purpose of sharing in title insurance commissions generated by its mortgage lending activities. The Bank's capital investment was $9,800. Its participation in the title insurance business commenced on August 1, 1999.

The Bank conducts operations through eight full-service offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. Construction has been completed on its newest "express" branch location as part of a mini-mart on a key homeward bound commuter route in Charles County. This branch opened for business on August 31, 1999. The Bank's strategy is to utilize "express" branches to fill in the market between its established anchor branches.

The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area as well as certain wholesale borrowings from its correspondents and capital markets. These funds are then invested in loans collateralized by residential and commercial real estate, mortgage-backed securities and related investments, and, to a lesser, but growing, extent, various types of consumer and other loans. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities.

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

SELECTED FINANCIAL DATA

                                               Nine Months Ended September 30,
                                                1999                     1998
                                             ----------               ----------
Condensed Income Statement:
   Interest Income                          $11,826,041              $11,627,830
   Interest Expense                           5,448,616                5,587,409
   Net Interest Income                        6,377,425                6,040,421
   Provision for Loan Losses                    180,000                  180,000
   Noninterest Income                           968,865                1,157,620
   Noninterest Expenses                       4,437,438                3,999,411
   Income Before Income Taxes                 2,728,852                3,018,630
   Income Tax Expense                         1,007,271                1,132,764
   Net Income                                 1,721,581                1,885,866

Per Common Share:
Basic Earnings                                  $  2.19                  $  2.37
Diluted Earnings                                   2.05                     2.22
Book Value                                        27.24                    26.63

FINANCIAL CONDITION

Assets

Total assets as of September 30, 1999 grew $11.6 million to $218.6 million from the December 31, 1998 level of $207.0 million. This reflects a growth rate of 5.6% as compared to 9.5% asset growth during the same period in 1998. Continuing development of the Southern Maryland area as a bedroom community for Washington, DC workers and military base expansion in the Bank's market maintained a strong real estate market. Loan originations during the first nine months of 1999 were $49,279,000, compared to $57,446,000 during the first nine months of 1998, a 14.2% decline. Loan sales and repayments during the first nine months of 1999 were $46,460,000, compared to $48,969,000 during the first nine months of 1998, a 5.1% decline. The higher rate environment in 1999 reduced or eliminated the incentive for homeowners to refinance their loans. The Bank was able to retain its overall market share by offering competitive residential loan products as well as emphasizing products outside the single family residential loan group. With its increased focus on consumer and commercial loans, the Bank continued to attract these customers in greater numbers, resulting in a change in the portfolio mix. At September 30, 1999, consumer and commercial loans comprised 33.2% of the loan portfolio, compared to 23.8% at December 31, 1998.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. A $180,000 provision for loan losses was made during the first nine months of 1999 in accordance with management's policy described above.

As further discussed in the following section titled "Year 2000 Readiness", the Company has spent significant time, effort and monies to prepare for the year 2000 date change and its potential effect on the systems used in operations. Additional planning required the accumulation of cash to meet customer needs in the event Bank customers decide to exchange their deposit balances for currency. In the third quarter of 1999, $8 million of cash and cash equivalents was set aside for potential use by such customers. Since the allocation of large balances to a non-interest bearing asset is detrimental to the earnings of the Company, the need for this cash will be evaluated on a continuous basis as the end of year approaches.

The Company's holdings of investment securities increased $1.9 million, or 3.2%, since December 31, 1998. The Bank experienced a slow down of the early payoff of its securities which had accelerated in 1998. For securities with mortgage loans as the underlying collateral, prepayments closely tracked the refinance volume prevalent in the industry during the low rate environment. When possible, the funds received from payoff of these securities were used to acquire similar investments, though generally at a lower yield reflecting current market conditions at the time of purchase. Since June 1999, yields have stabilized or increased slightly, improving the portfolio yield. Other security purchases were funded with wholesale borrowings.

The level of property and equipment balances increased $204,000 as branch and administrative office renovations were completed, construction of the new "express" branch was completed and the Bank continued to upgrade its computer equipment as a result of its Y2K readiness preparation.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances increased by .9% for the nine months ended September 30, 1999. Competition for bank deposits continues to be intense with nondeposit investments capturing an increasing share of its customers' financial assets.

Stockholders' Equity

Stockholders' equity increased $81,000 or .4% to $21.2 million at September 30, 1999 compared to $21.1 million at December 31, 1998. This reflects the net income of $1,722,000 for the nine month period and a $963,000 decrease in accumulated other comprehensive income. Reductions in equity occurred as a result of a $.20 per share cash dividend paid to shareholders and the use of $657,000 to purchase shares of the Company's common stock in the open market. The cash dividends were distributed to shareholders on April 15, 1999.

Book value on a per share basis, $27.24 at September 30, 1999, as compared to $26.79 at December 31, 1998, reflects a 1.8% increase. The ESOP acquired shares utilizing the line of credit available from the Corporation. Whenever the ESOP purchases shares using such borrowed funds, the shares purchased are pledged as collateral for the loan and the loan balance is reflected as a reduction of stockholders' equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the nine months ended September 30, 1999, the Corporation purchased 24,803 shares for $657,000. The cash for these stock purchases was provided to the Company through cash dividends of $1,000,000 and $750,000 from the Bank in 1999 and 1998.

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 1999 decreased $164,000 or 8.7% from 1998's levels. As described in more detail in following sections of this analysis, significant changes in specific income and expense line items generated this decrease, rather than an overall trend applicable to all areas. The decrease in net income for the nine months ended September 30, 1999 resulted from a $337,000 increase in net interest income, an $189,000 decrease in noninterest income, an increase of $438,000 in noninterest expenses and a $125,000 decrease in income tax expense.

Interest and Dividend Income

Interest and dividend income on investment securities increased $171,000 or 5.9% in the first nine months of 1999 compared to the first nine months of 1998. Given that the balances invested increased $1.9 million or 3.2%, a smaller increase in related income might be expected. However, the interest rates available in the market, which had been steadily declining through June of 1999, began to level off or increase slightly.

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

The portfolio net spread, the difference between interest earned on all interest-earning assets and interest paid on all interest-bearing liabilities, has been maintained at a very level rate over the last five years. Hovering at just under 4.0%, changes from year to year have generally been less than 20 basis points; from September 30, 1998 to September 30, 1999, the spread increased 5 basis points or 1.3%. The 5.5% overall growth in net interest income for the nine months ended September 30, 1999 over the comparable period results in 1998 is, therefore, attributable to a combination of balance sheet growth and a change in spread.

Noninterest Income

In 1998, the Bank experienced a heavy volume of mortgage originations as consumers reacted to lower market rates; this increased gains on sales of loans originated for the purpose of resale. This high volume was maintained through the first quarter of 1999, but fell off significantly in the second quarter of 1999 and, consequently, loan origination-related noninterest earnings declined.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $438,000 or 11.0% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Compensation related expenses increased $350,000, or 16.00%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $36,000 or 10.42% as a result of operating the branch near the St. Charles mall and opening the new "express" branch, as well as expanding its Dunkirk branch facility. Data processing expense decreased by $30,000 or 13.2% over the comparable period in 1998. This reflects the significant costs incurred in 1998 associated with the Bank's efforts to implement its Year 2000 century date compliance; while these efforts are ongoing, the majority of changes and acquisitions were made in 1998. Depreciation expense increased $68,000 or 58.4% due to high levels of fixed asset acquisitions in connection with branch expansion, administrative office expansion and renovation and data processing equipment.

Earnings Per Share

Primary earnings per share for the nine months were $2.19 per share or $.18 lower than for the corresponding period in 1998.

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

                                         September 30,1999   September  30, 1998
                                         -----------------   -------------------

Market value of portfolio equity:
   Interest rate changes:
    Up 200 basis points                         -10%                 -11%
    Down 200 basis points                        +1%                  +4%

Interest rate sensitivity:
   Interest rate changes:
    Up 200 basis points                          +6%                  +1%
    Down 200 basis points                        -4%                  -3%

The Bank's exposure to a 200 basis point increase in interest rates would result in a decline in the market value of portfolio equity of 10% at September 30, 1999, compared to a projected decline of 11% at September 30, 1998 in the same adverse scenario. A 200 basis point downward shift in rates would have a slightly lower positive effect on the portfolio at September 30, 1999 compared to 1998. This reflects the impact of multi-year flat yield curves at lower rate levels. As prepayments have occurred, reinvestment of the proceeds was at lower yields. An immediate market rate increase would make those new investments less valuable. Because the net income of the Bank and Company is derived through the interest spread of the portfolio, the Asset/Liability Committee is less concerned with the shock of interest rates on the market value than it is on the interest rate sensitivity because the assets are employed for their income production rather than value appreciation upon sale.

Interest rate sensitivity reflects the change in the Bank's net interest income given assumed interest rate shifts. In the scenarios presented, the Bank's interest income would increase 6% in the event of a 200 basis point increase in market rates. A 200 basis point decline would decrease net interest income by 4%. Management feels that a more difficult situation for the Bank to control would exist with rising interest rates. With a higher likelihood of such increases coming in the near future, management began structuring the Bank assets to provide more protection against upward movements, generally shortening the maturities of assets where possible and lengthening liability maturities. This structure is expected to reasonably minimize the impact from sudden and prolonged upward shifts in interest rates. The levels of change for both the market value of the portfolio and the net interest income sensitivity fall within the policy benchmarks established by the Board.

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

In anticipation of potential customer demands, the Bank studied its cash levels and projected its needs as the end of 1999 approaches. While the Bank has taken reasonable steps to avoid disruption of service due to the date change, customer reaction cannot be determined. In the event that a significant portion of the Bank's customer base decides that large cash holdings are necessary for their ease of mind, the Bank must be prepared. In the third quarter of 1999, the Bank drew upon its borrowing capabilities at the Federal Home Loan Bank to acquire additional cash balances to meet customer demand, should it materialize.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 1999, the Bank's tangible, leverage and risk-based capital was 9.6%, 10.6% and 17.8%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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




Tri-County Financial Corporation:




Date: 11/12/99                             By: /s/ Michael L. Middleton
     --------------------                     ----------------------------------
                                                 Michael L. Middleton, President
                                                  and Chairman of the Board





Date: 11/12/99                             By: /s/ Eileen M. Ramos
     --------------------                     ----------------------------------
                                                 Eileen M. Ramos
                                                 Chief Financial Officer