Form 10-K405
period 1999-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2000-03-30
CIK 855874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------
                                    FORM 10-K


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                       OR

[_]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to
                               --------    --------

                   Commission File Number:      0-18279
                                           ------------------

                        TRI-COUNTY FINANCIAL CORPORATION
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Maryland                                    52-1652138
----------------------------------                       -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


3035 Leonardtown Road, Waldorf, Maryland                            20601
-----------------------------------------                        -----------
(Address of Principal Executive Offices)                           Zip Code


Registrant's telephone number, including area code  (301) 645-5601
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----


Securities registered pursuant to Section 12(g) of the Exchange Act:


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 2000, there were issued and outstanding 795,515 shares of the registrant's common stock.

     The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. The registrant believes the approximate trading price for the stock to be $26.38 per share for an approximate aggregate market value of voting stock held by non-affiliates of the registrant of $15.2 million. For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999. (Parts I and II)

    2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I


Item 1.  Business
-----------------

     The Corporation. Tri-County Financial Corporation (the "Corporation") is a Maryland corporation that serves as the holding company of Community Bank of Tri-County ("Community Bank" or the "Bank"). The Corporation engages in no significant activity other than holding the stock of the Bank and operating the business of a Maryland chartered commercial bank through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

     In 1998, the Bank entered into an agreement with UVEST Financial Services Group, Inc. under which the Bank offers investment in various financial products to Bank customers. Under this arrangement, a dual employee of the brokerage service and the Bank sells various investments, including mutual funds, annuities and stocks. The Bank receives a share of the commissions paid by the fund or insurance agency when the customer makes a purchase. The Bank began the UVEST arrangement in late 1998 and. For further information concerning the UVEST arrangement, including the income generated by it during 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1999 Annual Report to Stockholders (the "Annual Report") which is attached hereto as Exhibit 13 and incorporated herein by reference.

Recent Events

     In 1999, the Bank received regulatory approval to have as an affiliate a passive investment company. Tri-County Investment Corporation (the "Investment Company") was established by the Bank as a wholly owned, Delaware-incorporated subsidiary to hold and manage a portion of the Bank's investment securities portfolio. Formation of the Investment Company provides the Bank with the opportunity to reduce the overall tax expense of the Bank since passive investment corporations are not subject to Delaware or Maryland state taxes.

     In 1999, the Bank received regulatory approval to open a branch to be located at 10195 Berry Road, Waldorf, Maryland. This "express" branch opened August 31, 1999 as part of a mini-mart on a key homeward bound commuter route in Charles County. All bank services are offered at this location.

     Also in 1999, the Bank received regulatory approval to purchase a non-controlling interest in Maryland Title Center West, L.L.C. (the "LLC"). The LLC is a Maryland limited liability company which acts as a title insurance agent. The LLC is jointly owned by several national and state banks located in the State of Maryland. The Bank invested in the LLC in June 1999. When possible, the Bank will process loan settlements utilizing the LLC rather than the independent agents used in prior years.

Financial Modernization Legislation

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

     The G-L-B Act empowers the FHLB system to expand collateral eligibility to member banks under $500 million in asset size. This provision should allow the Bank to pledge certain small business assets, as well as its residential loan assets, as collateral for its funding. As the Bank evolves its lending strategy, the new provision will assist in funding the underlying assets.

     While the G-L-B Act is expected to facilitate affiliations with companies in the financial services industry, the Company is unable to predict the impact of the G-L-B Act on its operations at this time.

Lending and Investment Activities

     General. The principal lending activity of the Bank has been the origination of single family conventional mortgage loans (i.e., loans that are
                                                          ----
neither insured nor partially guaranteed by government agencies). To a lesser extent, the Bank also makes second mortgage loans, home equity loans, construction loans, and loans secured by multi-family dwellings. Since its conversion to a commercial bank, the Bank has put more emphasis on attracting and servicing consumer and commercial customers. Its long term strategy is to focus on this type of lending while maintaining its residential lending activity.

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

     Residential Real Estate Loans. The primary lending activity of the Bank is the granting of conventional loans to enable borrowers to purchase existing homes. At December 31, 1999, approximately 67% of the Bank's total loan portfolio consisted of loans secured by residential real estate, including residential apartment buildings.

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

     The Bank aggressively markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 1999, the Bank had $29.6 million in loans using a U.S. Treasury bill index. The Bank offers mortgages which are adjustable on a one, a three and a five year basis with limitations on upward adjustments of 2% per year and 6% over the life of the loan. The Bank also offers long term fixed rate loans. The fixed rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents, the Federal National Mortgage Association ("FNMA") and the Mortgage Partnership Finance program of the FHLB, or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities.

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

     The Bank makes loans up to 95% of appraised value or sales price of the property, whichever is less, to qualified owner occupants upon the security of single family homes. Non-owner occupied one- to four-family loans and loans secured by other than residential real estate are generally permitted to a maximum 70% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential loans with loan to value ratios in excess of 80% carry private mortgage insurance to bring the Bank's exposure down to approximately 70% of the value of the property.

     All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank's indebtedness in full.

     The Bank has maintained a growing level of home equity loans in recent years. These loans, which totaled $16.7 million at December 31, 1999, are generally made in minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio, depending on the specific loan program.

     Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has increased emphasis to loans for the construction and permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $10.2 million or 52% during 1999. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $29.9 million or 20% of the Bank's loan portfolio at December 31, 1999. The Bank generally limits its exposure to a single borrower to 15% of the Bank's net worth and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 75% of appraised value and generally have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the

Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

     Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank restricts its commercial real estate lending primarily to owner occupied buildings which will, to some extent, be occupied by the borrower as opposed to speculative rental projects. As a result of the greater emphasis that the Bank places on commercial real estate loans under its business plan as a commercial bank, the Bank is increasingly exposed to the risks posed by this type of lending.

     Construction Loans. The Bank offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. These loans have constituted a significant portion of the Bank's loan originations in recent years. Most of these loans are construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30 year fixed or adjustable rate permanent loan. Most construction loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Construction loans totaled $17.1 million, or 12% of the Bank's loan portfolio, at December 31, 1999.

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

     The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $4.4 million at December 31, 1999. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a market rate and the Bank obtains security in the form of a first lien on home sites under construction. At December 31, 1999, $3.5 million in such loans were outstanding.

     In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $6.8 million at December 31, 1999. The Bank originated approximately $1.0 million of lot loans during 1999, which consisted of 15 loans secured by land in the Bank's market area, the largest of which had a balance of $350,000 at December 31, 1999.

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

                                              At December 31,
                              --------------------------------------------------
                                 1999     1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                                              (In thousands)
Type of Loan:
Real Estate Loans --
 Residential construction...  $ 12,726  $ 16,147  $ 13,222  $  7,946  $  6,787
 Mortgage...................    96,211    83,976    77,261    77,845    78,729
 Builders Line of Credit....     4,416     4,629     5,054     3,810     3,191
 Home Equity................    16,691    16,314    17,428    14,147    12,155
Commercial Lines of Credit..    10,025     6,161     4,852     3,887     3,389
Consumer Loans..............     9,102     7,889     6,420     5,422     4,841
 Less:  Deferred Loan Fees..       808       930     1,060     1,086     1,172
        Loan Loss Reserve...     1,653     1,540     1,310     1,120       733
                              --------  --------  --------  --------  --------
  Total.....................  $146,710  $132,646  $121,867  $110,851  $107,187
                              ========  ========  ========  ========  ========


     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, local real estate agents, business entities, contractors and real estate developers. In addition, the Bank has several commissioned loan officers who originate loans with laptop computers to produce additional loan volume. Loan processing is centralized at the Bank's main office. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff or an independent fee appraiser. The Bank uses FHLMC's Prospector Software and Purchase program. This provides the Bank with faster loan approval turnaround and competitive pricing of loans.

     The Bank's President has the authority to approve loans in amounts up to $750,000. The Bank's Senior Vice Presidents individually have the authority to approve loans in amounts up to $400,000. The Business Development Officer has loan authority of $150,000. Any two of the aforementioned individuals may combine their limits to approve a loan up to $1,000,000. The residential loan underwriter has authority to approve FHLMC and FNMA conforming loans up to the limits established from time to time by those organizations, currently $252,700. Selected branch personnel have authority to approve secured loans up to $75,000 and unsecured up to $50,000. A loan committee, consisting of the President and two members of the Board of Directors on a rotating basis, ratify all real estate mortgage loans and all other large (in excess of $100,000) loans.

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

     Loan Originations, Purchases and Sales. The Bank actively originates mortgage loans primarily for its own portfolio, and, periodically, for sale in the secondary mortgage market. At December 31, 1999, the Bank was servicing approximately $62 million of loans for others. Fee income from loan servicing totaled approximately $217,500 during 1999. The Bank has periodically purchased whole loans, participation interests in loans and participation certificates. In recent years, the Bank has participated in several residential home construction loans with other well capitalized lenders. Approximately $1.9 million of such loans was outstanding at December 31, 1999. These participation loans are for the acquisition and development of residential properties located in Maryland and the construction of housing stock on a pre sold basis. These loans have competitively priced terms and various maturity structures.


                                             Year Ended December 31,
                                           ---------------------------
                                             1999     1998      1997
                                           -------  --------  --------
                                                 (In thousands)
         Loans originated:
         Real estate loans:
            Construction loans..........   $ 9,665   $14,775   $17,549
            Loans on existing property..     8,416    10,502    11,542
            Loans refinanced............     8,418    12,780     4,081
            Land loans..................     4,201     4,061     1,337
            Builder lines of credit.....    20,879    20,195    19,691
            Commercial mortgage loans...     4,917     1,585     2,898
         Commercial lines of credit.....     9,383     8,171     4,357
         Consumer loans.................     5,877     5,756     4,234
                                           -------   -------   -------
              Total loans originated....   $71,756   $77,825   $65,689
                                           =======   =======   =======
         Loans sold:
            Participation loans.........   $ 1,600   $    --   $    --
            Whole loans.................    10,775    23,173    11,876
                                           -------   -------   -------
              Total loans sold..........   $82,531   $23,173   $11,876
                                           =======   =======   =======

     The Bank occasionally packages some fixed rate loans it originates into mortgage participation certificates or direct sales utilizing the FHLMC, FNMA and private mortgage correspondents as its secondary market buyer. During 1999, the Bank sold $10.8 million of loans under direct sales agreements. For further information, see "Management's Discussion and Analysis" in the Annual Report.

     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one month period. The total amount of the Bank's outstanding commitments to originate real estate loans at December 31, 1999, was approximately $359,000 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans (loans having no stated schedule of repayments and no stated maturity) and home equity loans which reprice within one year are reported as due in one year or less.


                                             Due after     Due more
                              Due within    1 through 5     than 5
                             1 year after    years from   years from
                              December 31,   December 31, December 31,
                                 1999           1999         1999         Total
                             ------------  -------------  -----------   --------
                                               (In thousands)

Mortgage ...................     $  6,570     $ 55,139     $ 32,286     $ 93,995
Residential construction ...       12,780           --           --       12,780
Builder line of credit .....        4,416           --           --        4,416
Commercial line of credit ..        9,846           --           --        9,846
Home equity ................       13,352          713        2,626       16,691
Consumer ...................          227        7,114        1,640        8,982
                                 --------     --------     --------     --------
                                 $ 47,191     $ 62,966     $ 36,552     $146,710
                                 ========     ========     ========     ========



     The next table sets forth the dollar amount of all loans due after one year from December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.


                                                Floating or
                             Fixed Rates     Adjustable Rates         Total
                             -----------     ----------------        -------
                                              (In thousands)

Mortgage .................       $40,857           $46,568           $87,425
Home equity ..............         3,339                --             3,339
Consumer .................         8,755                --             8,755
                                 -------           -------           -------
                                 $52,951           $46,568           $99,519
                                 =======           =======           =======



     Loan Origination Fees. In addition to interest earned on loans, the Bank receives loan origination fees and discounts for originating loans which are computed as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan.

     The Bank's loan origination fees and discounts are generally 1% to 2% on conventional residential mortgages and 1% or less for commercial real estate loans. Loan origination and loan commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets which, in turn, tend to vary in response to the demand and availability of money. The Bank has experienced a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans.

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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Any write-down of the property at foreclosure is charged to the allowance for loan losses. The Bank had foreclosed real estate with a fair market value of approximately $176,000 at December 31, 1999.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.


                                                  At December 31,
                                         --------------------------------------
                                          1999    1998    1997    1996    1995
                                         ------  ------  ------  ------  ------
                                                    (In thousands)
Accruing loans which are contractually
 past due 90 days or more:
  Real Estate:
   Residential...........................$ 171   $ 196   $ 165   $ 262   $ 226
   Commercial............................   --      --      --      --      --
  Commercial Business....................   --      --      --      --      --
  Consumer...............................   --      --      --      79      --
                                         -----   -----   -----   -----   -----
    Total................................$ 171   $ 196   $ 165   $ 341   $ 226
                                         =====   =====   =====   =====   =====
Percentage of Total Loans................  .12%    .15%    .14%    .32%    .21%
                                         =====   =====   =====   =====   =====

Loans accounted for on a nonaccrual
  basis: (1)
  Real Estate:
   Residential...........................$  20   $ 126   $  34   $ 358   $ 323
   Commercial Business...................   --      85      30      --      --
   Consumer..............................  198      58      95      --      17
                                         -----   -----   -----   -----   -----
    Total................................  218     269     159     358     340
                                         -----   -----   -----   -----   -----
Total nonperforming loans................$ 389   $ 465   $ 324   $ 699   $ 566
                                         =====   =====   =====   =====   =====

----------------
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities.


     During the fiscal year ended December 31, 1999, gross interest income of $27,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 1999.

  The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                Year Ended December 31,
                                      -----------------------------------------
                                       1999     1998     1997     1996    1995
                                      ------  -------  -------  -------  ------
                                                    (In thousands)

Balance at Beginning of Period....... $1,540   $1,310   $1,120   $  734   $ 564
                                      ------   ------   ------   ------   -----
Loans Charged-Off:
 Real Estate:
  Residential........................     --       --       11       17      34
  Commercial.........................     --       --       --       --      --
 Commercial Business.................    102       --       21       --      --
 Consumer............................     32       10       18        5      12
                                      ------   ------   ------   ------   -----
Total Charge-Offs....................    134       10       50       22      46
                                      ------   ------   ------   ------   -----
Recoveries:
  Residential Real Estate............     --       --       --       --       2
  Consumer Loans.....................      7       --       --       --       4
                                      ------   ------   ------   ------   -----
Total Recoveries.....................      7       --       --       --       6

Provision for Possible  Loan Losses..    240      240      240      408     210
                                      ------   ------   ------   ------   -----
Balance at End of Period............. $1,653   $1,540   $1,310   $1,120   $ 734
                                      ======   ======   ======   ======   =====
Ratio of Net Charge-Offs to Average
  Loans Outstanding During
  the Period.........................    .09%     .01%     .04%     .02%    .04%
                                      ======   ======   ======   ======   =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                          At December 31,
                                      ----------------------------------------------------------------------------------------
                                                  1999                         1998                          1997
                                      ----------------------------  ---------------------------  -----------------------------
                                                      Percent of                    Percent of                 Percent of
                                                    Loans in Each                 Loans in Each               Loans in Each
                                                     Category to                   Category to                   Category to
                                        Amount       Total Loans       Amount      Total Loans     Amount     Total Loans
                                     -------------  --------------  ------------- -------------  -----------  --------------
                                                                      (Dollars in thousands)
Real Estate:
 Residential.......................         $  955        67.0%         $1,029         74.9%       $  881           75.7%
 Commercial and other..............            399        20.2             281         14.6           255           15.2
Commercial and unsecured...........            178         6.7             117          4.6            87            5.2
Consumer...........................            121         6.1             113          5.9            87            3.9
                                            ------       -----          ------        -----        ------           -----
  Total allowance for loan losses..         $1,653       100.0%         $1,540        100.0%       $1,310           100.0%
                                            ======       =====          ======        =====        ======           =====


                                                            At December 31,
                                      ----------------------------------------------------------
                                                  1996                         1995
                                      ----------------------------  ---------------------------
                                                      Percent of                    Percent of
                                                    Loans in Each                 Loans in Each
                                                     Category to                   Category to
                                        Amount       Total Loans       Amount      Total Loans
                                     -------------  --------------  ------------- -------------
                                                          (Dollars in thousands)
Real Estate:
 Residential.......................         $  786           79.3%         $  694         81.1%
 Commercial and other..............            240           12.5              --         11.4
Commercial and unsecured...........             41            3.4              --          3.1
Consumer...........................             53            4.8              40          4.4
                                            ------          -----          ------        -----
  Total allowance for loan losses..         $1,120          100.0%         $  734        100.0%
                                            ======          =====          ======        =====

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

Investment Activities

     Interest income from cash deposits and investment securities generally provides the second largest source of income for the Bank after interest payments on loans. At December 31, 1999, the Bank's interest-bearing cash and investment securities portfolio of $64 million consisted of deposits in other financial institutions, corporate equity securities, money market funds, obligations of U.S. Government Corporations and agencies and asset-backed securities. The Bank is in compliance with applicable liquidity requirements.

     The Bank is required under Maryland regulations to maintain a minimum amount of liquid assets sufficient to meet the operating needs of the Bank and its customers. These assets may be invested in interest and noninterest-bearing cash and certain other investments. See "Regulation -- Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Annual Report. It has been the Bank's policy in the past to maintain a liquidity portfolio that met regulatory requirements, and at December 31, 1999, the Bank's liquidity was in compliance with Maryland requirements. Investment decisions are made by authorized officers of the Bank under the supervision of the Bank's Board of Directors. Brokers periodically approved by the Board of Directors are used to effect securities transactions. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the carrying value of the Corporation's investment securities portfolio and Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock at the dates indicated. At December 31, 1999, their market value was $60.9 million.


                                                         At December 31,
                                                  --------------------------
                                                   1999     1998      1997
                                                  -------  -------  --------
                                                        (In thousands)
Investment securities:
   Asset-backed securities......................  $47,465  $45,964  $44,035
   Money market funds...........................      820      293    4,011
   FHLMC, FNMA, SLMA and FHLB notes.............    7,619    9,045    5,003
   Federal Home Loan Bank of Atlanta, Federal
     Reserve, Federal Home Loan Mortgage
     Corporation and Federal National Mortgage
     Corporation Stock..........................    3,039    3,226    2,229
   Treasury bills...............................      198      196      192
   Other investments............................    1,749    1,397      281
                                                  -------  -------  -------
      Total investment securities and FHLB and
        Federal Reserve Bank stock..............  $60,890  $60,121  $55,752
                                                  =======  =======  =======

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 1999 are shown below.


                                                                     After One                 After Five
                                      One Year or Less          Through  Five Years         Through Ten  Years    After Ten  Years
                             -----------------------------  ----------------------------  ---------------------  ------------------
                                Carrying        Average       Carrying        Average     Carrying    Average    Carrying  Average
                                 Value           Yield          Value          Yield       Value       Yield      Value     Yield
                             --------------  -------------  -------------  -------------  --------  -----------  --------  --------
                                                                     (Dollars in thousands)
Investment securities
 available for sale:
   Corporate equity
    securities ................... $   751       3.84%       $     --            --%       $    --       --%     $    --        --%
   Asset-backed securities .......      --         --              --            --          9,028     6.77       38,437      6.95
   Money market funds ............     820       6.45              --            --             --       --           --        --
   Obligations of U.S. ...........
    government sponsored
    enterprises (GSE) ............      --         --             988          6.48          6,631     7.02           --        --
                                   -------                     ------                       ------                ------

     Total investment securities
        available for sale ....... $ 1,571       5.20       $     988          6.48        $15,659     6.88      $38,437      6.95
                                   =======                    =======                      =======                ======
Investment securities
 held-to-maturity:
   Asset-backed securities ....... $    --         --       $      --            --        $    --       --      $    --       --
   Treasury bills ................      --         --             198          4.45             --       --           --       --
   Other investments .............   1,749       6.48              --            --             --       --           --       --
                                   -------    -------       ---------       -------        -------    -----      -------    -----
     Total investment securities
        held-to-maturity ......... $ 1,749                  $    198                       $    --               $    --
                                   =======                  ========                       =======               =======

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

     Advances. With its membership in the FHLB, the Bank utilizes wholesale borrowings to fund its lending activity. In addition, to prudently leverage its net worth, the Bank purchases certain authorized investments using borrowings from the FHLB for a managed spread.

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 1999.


                                              Certificates
                      Maturity Period          of Deposit
                    ------------------        --------------
                                              (In thousands)

                One through three months...        $   501
                Three through six months...          1,799
                Six through twelve months..          2,651
                Over twelve months.........          6,683
                                                   -------
                    Total..................        $11,634
                                                   =======

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Bank's primary borrowing source. Advances from the FHLB are typically secured by the Bank's stock in the FHLB, a portion of the Bank's residential mortgage loans and its eligible investments. At December 31, 1999, advances from the FHLB of Atlanta were as follows:


                                                          At or for the
                                                       Year Ended December 31,
                                                  ------------------------------
                                                    1999      1998      1997
                                                  --------  --------  ----------
                                                        (Dollars in thousands)
Long-term amounts outstanding at end of period:
  FHLB advances.................................. $31,400   $16,400     $16,400
  Other borrowings...............................      --        96         279
Weighted average rate on
 outstanding long-term:
  FHLB advances..................................    5.54%     5.64%       5.91%
  Other borrowings...............................      --      8.50        8.50
Maximum amount of long-term borrowings
 outstanding at any month end:
  FHLB advances.................................. $31,400   $16,400     $16,400
  Other borrowings...............................      37       207         427
Short-term borrowings outstanding
 with respect to:
  FHLB advances.................................. $13,000   $16,500     $12,000
  Other borrowings...............................     398       437         523
Approximate weighted average rate paid
 on short-term: (1)
  FHLB advances..................................    5.57%     5.76%       5.80%
  Other borrowings...............................    4.42      5.37        4.65
-------------------------
(1)  Based on month-end balances.


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



                                          At         Years Ended December 31,
                                      December 31, ----------------------------
                                         1999       1999        1998      1997
                                      -----------  ------      -----     -----
Weighted average yield on
 loan portfolio ...................       8.05%     8.37%      9.00%     9.18%
Weighted average yield on
 interest-bearing cash and
 investment securities portfolio ...      7.70      6.46       6.42      6.48
   Weighted average yield on
     all interest-earning assets ...      7.94      7.75       8.15      8.27

Weighted average rate paid on
 savings deposits and escrow .......      3.68      3.59       3.91      4.06
Weighted average rate paid on
 Federal Home Loan Bank advances
  and other borrowings ..............     5.64      5.33       5.72      5.91
    Weighted average rate paid on
     all interest-bearing liabilities     4.10      3.92       4.24      4.37

Interest rate spread (spread between
  weighted average rate on all
  interest-earning assets and all
  interest-bearing liabilities) .....     3.84      3.83       3.91      3.90
Net yield (net interest income as
  a percentage of average
  interest-earning assets) ..........     4.04      4.11       4.21      4.21

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

                                                                    For the Year Ended December 31,
                                                     ------------------------------------------------------------------
                             At  December 31, 1999                 1999                              1998
                             ---------------------   -------------------------------   ------------------------------
                                           Average                           Average                          Average
                                            Yield/   Average                  Yield/   Average                 Yield/
                             Balance         Cost    Balance     Interest      Cost    Balance    Interest     Cost
                             -------      --------   -------     --------   --------  --------    --------   --------
                                                                                      (Dollars in thousands)
Interest-earning assets:
  Loan portfolio ........     $147,483        8.05%  $138,140     $ 11,563     8.37%  $129,375     $ 11,638     9.00%
  Cash and investment
   securities ...........       63,953        7.70     66,379        4,290     6.46     63,609        4,084     6.42
                              --------        ----   --------     --------     ----   --------     --------     ----
     Total
      interest-earning
      assets ............      211,436        7.94    204,519       15,853     7.75    192,984       15,722     8.15
                              --------        ----   --------     --------     ----   --------     --------     ----
Interest-bearing
 liabilities:
  Savings deposits and
   escrow ...............     $155,742        3.68%  $154,699     $  5,529     3.59%  $145,752     $  5,694     3.91%
  FHLB advances and other
   borrowings ...........       44,798        5.64     35,859        1,912     5.33     33,294        1,903     5.72
                                              ----   --------     --------     ----   --------     --------     ----
     Total interest-
      bearing liabilities     $201,540        4.16%  $190,558        7,441     3.92   $179,046        7,597     4.24
                              ========        ----   ========                         ========
Net interest income........                                        $ 8,412                          $ 8,125
                                                                   =======                          =======
Interest rate spread.......                   3.84%                            3.83%                            3.91%
                                              ====                             ====                             ====

Net yield on
 interest-earning assets...                   4.04%                            4.11%                            4.21%
                                              ====                             ====                             ====
Ratio of average
 interest-earning assets to
 average interest-bearing
   liabilities.............                  104.9%                           105.1%                           107.8%
                                             =====                            =====                            =====




                                         1997
                              ---------------------------
                                                  Average
                              Average              Yield/
                              Balance   Interest    Cost
                             --------  --------  --------

Interest-earning assets:
  Loan portfolio ........    $120,178     $ 11,029     9.18%
  Cash and investment
   securities ...........      60,716        3,937     6.48
                             --------     --------     ----
     Total
      interest-earning
      assets ............     180,894       14,966     8.27
                             --------     --------     ----
Interest-bearing
 liabilities:
  Savings deposits and
   escrow ...............    $139,941     $  5,683     4.06%
  FHLB advances and other
   borrowings ...........      28,184        1,667     5.91
                             --------     --------     ----
     Total ..............    $168,125        7,350     4.37%
                             ========     --------     ----

Net interest income........                $ 7,616
                                           =======
Interest rate spread.......                            3.90%
                                                       ====

Net yield on
 interest-earning assets...                            4.21%
                                                       ====
Ratio of average
 interest-earning assets to
 average interest-bearing
   liabilities.............                           107.6%
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


                                                                 Year Ended December 31,
                                      -------------------------------------------------------------------
                                       1998          vs.       1999        1997         vs.        1998
                                      --------------------------------  ---------------------------------
                                             Increase (Decrease)               Increase (Decrease)
                                                  Due to                              Due to
                                      --------------------------------  ---------------------------------
                                                        Rate/                              Rate/
                                      Volume   Rate    Volume   Total   Volume    Rate     Volume   Total
                                      ------  -------  -------  ------  ------  --------  -------  ------
                                                                (In thousands)

Interest income:
   Loan portfolio...................   $ 789   $(809)   $ (55)  $ (75)  $  844     $(218)    $(18)   $608
   Interest-earning cash and
     investment portfolio...........     180      25        1     206      185       (36)      (2)    147
                                       -----   -----    -----   -----   ------     -----     ----    ----
Total interest-earning assets.......   $ 969   $(784)   $ (54)  $ 131   $1,029     $(254)    $(20)   $755
                                       -----   -----    -----   -----   ------     -----     ----    ----

Interest expense:
   Savings deposits and escrow......   $ 350   $(486)   $ (29)  $(165)  $  229     $(210)    $ (9)   $ 10
   FHLB advances and other
     borrowings.....................     147    (128)     (10)      7      300       (54)     (10)    236
                                       -----   -----    -----   -----   ------     -----     ----    ----
Total interest-bearing liabilities..   $ 497   $(614)   $ (39)  $(156)  $  529     $(264)    $(19)   $246
                                       =====   =====    =====   =====   ======     =====     ====    ====

Key Operating Ratios

     The table below sets forth certain performance ratios of the Corporation for the periods indicated.


                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      --------  -------  -------
     Return on Assets
      (Net Income Divided by Average Total Assets)..     1.00%    1.20%    1.13%

     Return on Equity
      (Net Income Divided by Average Equity)........    10.23%   11.87%   11.53%

     Equity-to-Assets Ratio
      (Average Equity Divided by Average
       Total Assets)................................     9.79%   10.10%    9.79%


Subsidiary Activity

     In 1985, the Bank formed Tri-County Federal Bank Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. In June 1999, the obligation was satisfied, allowing the return of the participation certificates serving as collateral to the Bank and closing the subsidiary. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking and brokerage services to the public. To date, this corporation has been inactive. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank's investment portfolio in the State of Delaware.

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

     Liquidity Requirements. The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in: (i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or (iii) as to 5% of its demand deposits, on approval of the Commissioner, (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland, or any political subdivision. Additionally, a Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state; or (iii) direct obligations of the United States government or of the State of Maryland. Under the Maryland statute, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment. As of December 31, 1999 the Bank was in compliance with Maryland's reserve requirements.

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

     Prompt Corrective Regulatory Action. Under requirements implementing the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk- based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FRB may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under- capitalized) if the FRB determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At December 31, 1999, the Bank was classified as "well capitalized" under these regulations.

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

     Federal Reserve System. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1999, the Bank met its reserve requirements.

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

     Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 1999, the Corporation's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

Federal and State Taxation

     The Corporation and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending December 31.

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. In its form as a savings bank until March 1997, through tax years beginning before December 31, 1995, savings associations such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The Bank currently determines the amount of the bad debt reserve deduction with respect to qualifying real property loans based upon actual loss experience (the "experience method").

     Neither the Corporation nor the Bank's federal income tax returns have been audited by the Internal Revenue Service during the past five years.

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

Competition

     The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. The Bank faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, tax-deferred retirement programs, brokerage services and miscellaneous services. The Bank has also utilized direct mail, billboard and newspaper advertising to help increase deposits. It provides ongoing training for its staff in an attempt to ensure high quality service.

Personnel

     As of December 31, 1999, the Bank had 70 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Item 2.  Properties
-------------------

     The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1999.


                                   Year
                                 Facility      Leased        Approximate
 Office                         Commenced        or             Square
Location                        Operation      Owned           Footage
--------                       ----------     --------       -----------
Main Office                        1974        Owned             16,500
3035 Leonardtown Road
Waldorf, Maryland

Branch Office (1)                  1974        Owned              1,000
502 Great Mills Road
Lexington Park, Maryland

Branch Office (1)                  1992        Owned              2,500
Rt. 235 and Maple Road
Lexington Park, Maryland

Branch Office                      1961        Owned              2,500
Route 5 and Lawrence Avenue
Leonardtown, Maryland

Branch Office (2)                  1990        Leased            24,200
Potomac Square
729 North 301 Highway
La Plata, Maryland

Branch Office                      1991        Leased             1,400
10321 Southern Md. Blvd
Dunkirk, Maryland

                                                   (continued on following page)

                                   Year
                                 Facility      Leased          Approximate
 Office                         Commenced        or              Square
Location                        Operation      Owned             Footage
--------                       ----------     --------         -----------
Branch Office                      1996        Owned              2,500
8010 Matthews Road
Bryans Road, Maryland

Branch Office (3)                  1998        Leased (Land)      2,840
20 St. Patrick's Drive                         Owned (Building)
Waldorf, Maryland

Branch Office                      1997        Leased               126
Charles County Community College
8730 Mitchell Road
La Plata, Maryland

Branch Office                      1999        Leased               600
10195 Berry Road
Waldorf, Maryland
-------------------
(1) The Bank purchased land early in 1992, and built a new Lexington Park branch office which opened in August 1992. The Bank is currently leasing out the former office space and is actively seeking to sell the site.
(2)  Includes land purchased in February 1993 as potential branch location.
(3) The Bank purchased the location in 1998. The building is owned by the Bank with the land on a lease basis.

     NCR currently maintains all accounting records for the Bank's deposits and loans. The Bank's general ledger and other accounting needs are met through the use of internal computer systems. The net book value of the Bank's investment in premises and equipment less accumulated depreciation totaled $4.5 million at December 31, 1999. See Note 5 of the Notes to Consolidated Financial Statements.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

     Michael L. Middleton (52 years old) is President and Chief Executive Officer of the Corporation and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. Middleton is a member of the Rotary Club of Waldorf and is a Paul Harris Fellow. Since December 1995, Mr. Middleton has served on the Board of Directors of the Federal Home Loan Bank of Atlanta and also serves as its Board Representative to the Council of Federal Home Loan Banks. In January 2000, Mr. Middleton was appointed to the National Association of Home Builders Mortgage Roundtable.

     C. Marie Brown (57 years old) has been employed with the Bank for over 27 years and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, of Zonta and serves on various administrative committees of the Hughesville Baptist Church and the board of the Charles County Chapter of the American Red Cross.

     H. Beaman Smith (54 years old) was the Treasurer of the Corporation in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland.

Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

     Eileen M. Ramos (43 years old) joined the Bank as Chief Financial Officer in September 1994. Prior to that time, Ms. Ramos was a partner with the accounting firm of Councilor, Buchanan & Mitchell, P.C. She is a member of the American Institute of CPAs, the District of Columbia Institute of CPAs and the Financial Managers Society.

     Gregory C. Cockerham (45 years old) joined the Bank in November 1988 and has served as Senior Vice President of Lending since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

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

     (b)  Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors" of the Proxy Statement.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)   1. Report of Independent Certified Public Accountants*

          Tri-County Financial Corporation*

          (a) Consolidated Statements of Financial Condition at December 31, 1999 and 1998
          (b)  Consolidated Statements of Income for the Years Ended
               December 31, 1999, 1998 and 1997
          (c) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

          (d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1999, 1998 and 1997
          (e)  Notes to Consolidated Financial Statements

-------------------------
     * Incorporated by reference to the Annual Report.


     2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     3.   Exhibits

          (3)(a)  Articles of Incorporation of Tri-County Financial
                  Corporation**
          (3)(b) Bylaws of Tri-County Financial Corporation ** (10)(a) Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended ***
          (10)(b) Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended ***
          (10)(c) Employment Agreements with Michael L. Middleton, as amended,
                  C. Marie Brown, as amended, and Gregory C. Cockerham ***
          (13) Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999
          (21)    Subsidiaries of the Registrant
          (23)    Consent of Stegman & Company
          (27)    Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

     (c) The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a- 3(b)(1) which are required to be included herein.

     ---------------
     ** Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.
     *** Incorporated by reference to the registrant's Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRI-COUNTY FINANCIAL CORPORATION


Date: March 27, 2000                By: /s/ Michael L. Middleton
                                        -----------------------------------
                                        Michael L. Middleton
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

Date: March 27, 2000                By: /s/ Eileen M. Ramos
                                        -----------------------------------
                                        Eileen M. Ramos
                                        Chief Financial Officer
                                        (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael L. Middleton        By: /s/ Herbert N. Redmond, Jr.
    ------------------------------      -----------------------------------
    Michael L. Middleton                Herbert N. Redmond, Jr.
    (Director, President and Chief      (Director)
     Executive Officer)


Date: March 27, 2000                Date: March 27, 2000



By: /s/ Henry A. Shorter, Jr.       By: /s/ W. Edelen Gough, Jr.
    ------------------------------      -----------------------------------
    Henry A. Shorter, Jr.               W. Edelen Gough, Jr.
    (Director)                          (Director)


Date:March 27, 2000                 Date: March 27, 2000



By: /s/ C. Marie Brown              By: /s/ Gordon A. O'Neill
    ------------------------------      -----------------------------------
    C. Marie Brown                      Gordon A. O'Neill
    (Director and Chief Operating       (Director)
      Officer)

Date: March 27, 2000                Date: March 27, 2000


By: /s/ Beaman Smith
    ------------------------------
    Beaman Smith
    (Director and Secretary/Treasurer)

Date: March 27, 2000

                                INDEX TO EXHIBITS


Exhibit No.            Description
-----------            -----------


   (3)(a)        Articles of Incorporation of Tri-County Financial Corporation*

   (3)(b)        Bylaws of Tri-County Financial Corporation*

  (10)(a) Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended**

  (10)(b) Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended**

  (10)(c)        Employment Agreements with Michael L. Middleton, as amended,
                 C. Marie Brown, as amended, and Gregory C. Cockerham**

  (13)           Annual Report to Stockholders for the Fiscal Year Ended
                 December 31, 1999

  (21)           Subsidiaries of the Registrant

  (23)           Consent of Stegman & Company

  (27)           Financial Data Schedule

-----------------
* Incorporated by reference to the registrant's Form S-4 Registration Statement No. 33-31287.
** Incorporated by reference to the registrant's Form 10-K for the fiscal year ended December 31, 1998.