Form 10-Q
period 2000-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2000-05-12
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------


                                   FORM 10-Q

(Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _____________________


                         Commission File Number 0-18279
                 ----------------------------------------------


                        Tri-County Financial Corporation
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                                52-0692188
      ----------------------------------              -------------------
       (State of other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                     20601
-------------------------------------------               ------------
  (Address of principal executive offices)                 (Zip Code)

                                 (301) 645-5601
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of May 5, 2000 registrant had outstanding 788,005 shares of Common
Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX
--------------------------------------------------------------------------------



PART I - FINANCIAL INFORMATION                                            Page

 Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets - March 31, 2000
     and December 31, 1999                                                  2

   Consolidated Statements of Income and Comprehensive Income -
     Three Months Ended March 31, 2000 and 1999                             3

   Consolidated Statements of Cash Flows - Three Months
     Ended March 31, 2000 and 1999                                        4 - 5

   Notes to Consolidated Financial Statements                               6

   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            7 - 11

PART II - OTHER INFORMATION                                              12 - 13

 Item 6 - Exhibits


SIGNATURES                                                                  14

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2000 AND DECEMBER 31, 1999


ASSETS
                                                                                 March 31, 2000     December 31, 1999
Cash and due from banks                                                           $    357,584        $  3,469,304
Interest-bearing deposits with banks                                                 4,530,627           3,063,279
Investment securities available for sale - at fair value                            55,264,684          56,655,300
Investment securities held to maturity - at amortized cost                           1,669,665           1,946,772
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                   2,437,700           2,287,700
Loans held for sale                                                                    336,150             773,099
Loans receivable - net of allowance for loan losses
of $1,747,318 and $1,653,290, respectively                                         152,757,192         146,710,367
Premises and equipment, net                                                          4,566,024           4,516,386
Foreclosed real estate                                                                 285,503             176,626
Accrued interest receivable                                                          1,153,905           1,146,520
Other assets                                                                         2,024,169           2,151,927

                                                                                  $225,383,202        $222,897,280
                                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                      $  9,487,264        $ 10,102,479
Interest-bearing deposits                                                          147,075,795         145,639,321
                                                                                  ------------        ------------
Total deposits                                                                     156,563,059         155,741,800
Short-term borrowings                                                               23,953,028          13,398,378
Long-term debt                                                                      21,400,000          31,400,000
Accrued expenses and other liabilities                                               2,234,526           1,241,719
                                                                                  ------------        ------------

Total liabilities                                                                  204,150,613         201,781,897
                                                                                  ------------        ------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 788,250 and 788,173 shares, respectively                                          7,883               7,882
Surplus                                                                              7,483,185           7,447,240
Retained earnings                                                                   14,802,752          14,555,324
Accumulated other comprehensive loss                                                  (921,631)           (718,498)
Unearned ESOP shares                                                                  (139,599)           (176,565)
                                                                                  ------------        ------------

Total stockholders' equity                                                          21,232,589          21,115,383
                                                                                  ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $225,383,202        $222,897,280
                                                                                  ============        ============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                       -----------
                                                                                    2000          1999
INTEREST INCOME:
   Interest and fees on loans                                                    $3,264,905    $2,967,932
   Taxable interest and dividends on investment securities                        1,050,049       928,354
   Interest on bank deposits                                                         20,294        21,276
                                                                                 ----------    ----------
        Total interest revenues                                                   4,335,248     3,917,562
                                                                                 ----------    ----------

INTEREST EXPENSE:
   Interest on deposits                                                           1,410,626     1,366,640
   Interest on long term debt                                                       284,255       132,111
   Interest on other borrowings                                                     353,240       270,576
                                                                                 ----------    ----------
        Total Interest Expenses                                                   2,048,121     1,769,327
                                                                                 ----------    ----------

NET INTEREST INCOME                                                               2,287,127     2,148,235
PROVISION FOR LOAN LOSSES                                                            90,000        60,000
                                                                                 ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               2,197,127     2,088,235
                                                                                 ----------    ----------

NONINTEREST INCOME:
   Loss on sale of investment securities                                                  -          (605)
   Loan appraisal, credit, and miscellaneous charges                                 15,692        60,627
   Net gain on sale of loans held for sale                                           39,142       102,279
   Service charges                                                                  228,942       166,785
   Other                                                                              8,343        16,056
                                                                                 ----------    ----------
        Total noninterest income                                                    292,119       345,142
                                                                                 ----------    ----------

NONINTEREST EXPENSE:
   Salary and employee benefits                                                     889,901       740,080
   Occupancy expense                                                                158,673       124,148
   Deposit insurance and surety bond premiums                                         7,989        35,883
   Data processing expense                                                           91,384        72,418
   Advertising                                                                       43,752        41,323
   Depreciation                                                                      53,455        70,849
   Other                                                                            322,371       245,267
                                                                                 ----------    ----------
        Total noninterest expense                                                 1,567,524     1,329,968
                                                                                 ----------    ----------

INCOME BEFORE INCOME TAXES                                                          921,722     1,103,409
INCOME TAXES                                                                        300,000       420,000
                                                                                 ----------    ----------
NET INCOME                                                                          621,722       683,409
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding losses on investment securities                          (203,133)     (220,703)
   Available for sale arising during the period                                  ----------    ----------

COMPREHENSIVE INCOME                                                             $  418,589    $  462,706
                                                                                 ==========    ==========

EARNINGS PER SHARE
   Basic                                                                                .79           .87
   Diluted                                                                              .75           .81

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    621,722   $    683,409
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                                90,000         60,000
   Depreciation and amortization                                            77,350        103,450
   Net amortization of premium/discount on
   investment securities                                                   (12,896)       (30,782)
   Deferred income tax benefit                                             (27,000)       (20,000)
   Decrease (increase) in accrued interest receivable                       (7,385)        62,844
   Decrease in deferred loan fees                                          (59,365)       (54,212)
   Increase in accounts payable, accrued expenses,
   and other liabilities                                                   756,212         74,781
   Increase in other assets                                                264,265        (22,885)
   Loss on sale of investment securities                                         -            605
   Origination of loans held for sale                                   (1,374,774)    (3,824,376)
   Gain on sales of loans held for sale                                    (39,142)      (102,279)
   Proceeds from sale of loans held for sale                             1,850,865      4,945,704
                                                                      ------------   ------------

          Net cash provided by operating activities                      2,139,852      1,876,259
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits with banks                 (1,467,348)      (221,343)
   Purchase of investment securities available for sale                 (3,181,024)   (21,832,495)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                          4,269,615     19,881,710
   Purchase of investment securities held to maturity                     (200,000)      (970,436)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                              479,388        346,535
   Loans originated or acquired                                        (17,802,236)   (14,059,141)
   Principal collected on loans                                         11,724,776     12,461,651
   Purchase of premises and equipment                                     (126,987)      (202,079)
   Acquisition of foreclosed real estate                                  (108,877)
   Purchase of FHLB and Federal Reserve stock                             (150,000)        (7,350)
                                                                      ------------   ------------

       Net cash used in investing activities                            (6,562,693)    (4,602,948)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                           2000           1999
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                           $    821,259   $    417,109
   Proceeds from long-term borrowings                                            -     15,000,000
   Payments of long-term borrowings                                    (10,000,000)       (58,970)
   Net increase in other borrowed funds                                 10,554,650    (12,785,381)
   Exercise of stock options                                                35,980         32,088
   Net change in unearned ESOP shares                                       36,984         30,318
   Dividends paid                                                                -            (90)
   Redemption of common stock                                             (137,752)      (266,200)
                                                                      ------------   ------------

   Net cash provided by financing activities                             1,311,121      2,368,874
                                                                      ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (3,111,720)      (357,815)

CASH AND CASH EQUIVALENTS - JANUARY 1                                    3,469,304        906,658
                                                                      ------------   ------------

CASH AND CASH EQUIVALENTS - MARCH 31                                  $    357,584   $    548,843
                                                                      ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                              $  1,905,011   $  1,760,279
                                                                      ============   ============
Income taxes                                                          $          -   $    373,750
                                                                      ============   ============

See notes to consolidated financial statements.

1.    BASIS OF PRESENTATION

      General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2000 presentation.

      It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999.

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2000       1999

            Basic                                          787,184    786,159
            Diluted                                        828,903    838,952


3.   PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133, requires derivative instruments to be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

     The Company plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the statement on the Company's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instrument in use at that time.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document contains forward-looking statements, including discussions of Tri-County Financial Corporation's (the "Company's") goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company's ability to achieve its financial and other goals. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

GENERAL

Tri-County Financial Corporation operates under the Federal Reserve's Bank Holding Company regulations. The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County ("the Bank") and the Bank's wholly owned subsidiary, Tri-County Investment Corporation, collectively referred to as "the Company". Community Bank of Tri-County has completed its third year of operations as a commercial bank, following its thrift charter conversion on March 29, 1997.

As part of its plan to convert to a commercial bank, the Bank targeted commercial and consumer product lines to create increased financial performance. Generally, the Bank is seeking to bring its investment in these products to amounts comparable to similarly sized commercial banks. To date, growth in these targeted product lines has exceeded internal expectations. The Bank's focus on the local business and consumer markets has resulted in strong loan and transactional deposit growth. While these areas have been targeted for expansion, the Bank anticipates that, over time, residential first mortgage lending and investment securities will represent a smaller portion of the total assets of the Company. The Bank also anticipates that, over time, certificates of deposit will represent a smaller portion of total liabilities.

The Bank conducts operations through eight full-service and one micro branch offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. Further full service or microbranch locations may be sought depending on favorable market, cost, and other developments. The Bank is developing plans for other distribution methods to complement its traditional branch structure including expanding its internet and electronic banking capabilities. The Bank continues to capitalize on its niche in community based banking activities. The Bank also continues to pursue opportunities to offer fee based services which are complimentary to its lending and deposit business.

The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area as well as certain wholesale borrowings from its correspondents and capital markets, and investing such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and related investments, and, various types of consumer and other loans. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities. This spread is affected by changes in the overall interest rate environment as well as by competitors pricing for similar products.

Because the majority of the Bank's income is dependent upon the repayment of loan interest and principal, the Bank's ability to manage the risk of repayment of its loans is critical to continued success. The Bank is required to estimate its exposure due to loan losses and to provide an allowance for such losses. This estimate is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate.

Noninterest income including sales of loans, transaction and other fees, and other income is a significant part of the Company's income. The Company's ability to earn noninterest income is dependent on outside factors such as market conditions in mortgage lending, and internal factors such as the Company's expertise in offering attractive products to its customers. The Company believes that its emphasis on consumer transaction accounts and commercial lending and deposit services will enable it to compete for increasing amounts of noninterest income.

SELECTED FINANCIAL DATA
                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                            2000        1999

Condensed Income Statement
Interest Income                                         $4,335,248   $3,917,562
Interest Expense                                         2,048,121    1,769,327
Net Interest Income                                      2,287,127    2,148,235
Provision for Loan Losses                                   90,000       60,000
Noninterest Income                                         292,119      345,142
Noninterest Expenses                                     1,567,524    1,329,968
Income Before Income Taxes                                 921,722    1,103,409
Income Tax Expense                                         300,000      420,000
Net Income                                                 621,722      683,409


Per Common Share
Basic Earnings                                          $     0.79   $     0.87
Diluted Earnings                                              0.75         0.81
Book Value                                                   26.94        27.05

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2000 grew $2.5 million to $225.4 million from the December 31, 1999 level of $222.9 million. This reflects growth of 1.1% as compared to 1.3% asset growth during the same period in 1999. Residential first mortgage assets declined in the current quarter from $69.3 million to $69.1 million. During the same period other loans increased from $79.9 million to $86.2 million reflecting the Bank's increased emphasis on other lending.
Overall loan balances including allowances and deferred income increased during the quarter from $146.7 million to $152.8 million. Currently loans (excluding loans held for sale) are 67.8% of total assets compared with 65.8% at December 31, 1999. Management believes that the continued development of Southern Maryland as both a bedroom community and an employment base provides the Company with many opportunities to profitably expand its franchise.

During the quarter the Company's investment securities portfolio declined to $56.9 million from $58.6 a decline of 3%. This decline reflects management's emphasis on building the loan portfolio, particularly in targeted lending areas. Investment securities continue to be primarily invested in mortgage related securities such as collateralized mortgage obligations, REMIC's, and mortgage backed securities. The Company purchased $ 3.4 million in investment securities during the quarter as compared to $22.8 million for the same period in the prior year. The Company may elect to increase the size of its investment portfolio in the future based upon available investment opportunities.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $94,028 during the first quarter of 2000 in accordance with management's policy described above. Currently the Bank's allowance for loan losses totals $1.7 million or 1.14% of loan balances as compared to $1.6 million or 1.09% of loan balances at December 31, 1999.

Cash levels declined substantially during the quarter. Cash and due from banks totaled $358 thousand from $3.5 million at December 31, 1999. Cash levels were higher than normal at December 31, 1999 due to concerns that problems with the century date change would lead to cash needs in excess of normal. No unusual cash needs were noted as a result of the century date change.

The level of property and equipment balances increased $49,638 due to routine upgrades of computer equipment and premises.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances increased by $821 thousand or .5% for the three months ended March 31, 2000. The Bank continues to aggressively market its deposit products in the Southern Maryland area. Rate competition has been intense and recent stock market returns have caused some customers to change their deposit philosophy and move their money to uninsured investment vehicles.

Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings increased by a total of $555
thousand or 1.2% over December 1999 balances.   Other liabilities also increased
by $1.0 million or 80%.

Stockholders' Equity

Stockholders' equity increased $117 thousand or .6% to $21.2 million at March 31, 2000 compared to $21.1 million at December 31, 1999. This reflects the net income of $621,722 for the three month period and a $203,133 decrease in accumulated other comprehensive income. Other reductions in equity occurred as a result of a $.30 per share cash dividend paid to shareholders and the use of $137,752 to purchase shares in the open market and retire them. The cash dividends were distributed to shareholders on April 17, 2000. Book value on a per share basis, $26.94 at March 31, 2000, as compared to $26.79 at December 31, 1999, reflects a .6% increase, in line with the change in stockholder's equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the three months ended March 31, 2000, the Company purchased 5,242 shares for $137,752. Additional stock acquisitions and retirements may be considered in the future. The Company has $619 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company.

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2000 decreased $62 thousand or 9.0% from 1999's levels. The decrease is reflective of several trends including the effect of an increased interest rate environment on the Bank's net interest and noninterest income items as well as continued investment in the Bank's resources to serve our customers.

Interest and Dividend Income

Interest and dividend income on investment securities increased $121 thousand or 13% in the first quarter of 2000 compared to the first quarter of 1999. This increase reflects increased average investment balances of 3% as well as higher average rates on our investment portfolio, primarily as a result of the changing interest rate environment. Interest income on loans also increased by $296 thousand or 10%. Again this reflects a higher rate environment as well as higher average loan assets.

Interest Expense

Interest expense increased by $279 thousand or 16% reflecting the higher interest rate environment and higher interest bearing liabilities average balances.

Net Interest Income

Total net interest income increased by $139 thousand or 6.5% over the same period in the prior year. This is a reflection of the 7.6% increase in average assets from the same period in the prior year, from $208 million in the first quarter of 1999 to $224 million in the current quarter, as well as a decrease in the average spread on earning assets in the current quarter. Total portfolio spread for the current quarter is 3.69% versus 3.85% for the same period in the prior year.

Provision for Loan Losses

Total provision for loan losses in the current quarter increased by $30 thousand or 50% over the same period in the prior year. This is a reflection of the Bank's changing loan focus from residential first mortgage loans to other loan types which have both higher average yields and higher average loan loss rates.

Noninterest Income

Total noninterest income decreased by $53 thousand or 15% compared to the same period in the prior year. The largest components of this decrease were the reductions in income related to the strong residential mortgage loan refinance market of the prior year. Loan appraisal and other loan fees declined by $45 thousand or 74% from $60 thousand in the first quarter of 1999 to $16 thousand in the current period. Similarly, gain on sales of mortgage loans declined by $63 thousand or 62% to $39 thousand in the current quarter from $102 thousand in the same period last year. These declines were partially offset by an increase in service charge income of $62 thousand or 37% to $229 thousand over the same period in the prior year. This increase was due to the increased amount of services to consumer and commercial customers.

Non interest Expense

The Bank experienced an increase in noninterest expenses of $238 thousand or 18% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Compensation related expenses increased $150 thousand, or 20%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $35 thousand or 28% as a result of adding the branch location near the St. Charles mall and expanding its Dunkirk branch facility. Data processing expense increased by $19 thousand or 26% over the comparable period in 1999. This reflects continued investment in the systems capability to serve our customers. Depreciation expense decreased $17 thousand or 25%.

Income Taxes

The Company's income tax expense for the period was 32.6% of net income as opposed to 38.1% in the prior year. The reduction in the overall tax rate from year to year is reflective of the movement of a large percentage of its investment assets to its investment subsidiary, Tri County Investment Corporation in Delaware. Income from these investments is not subject to Maryland income taxes, reducing overall tax rates. Other reductions in tax rates were the result of increased investment in assets which produced nontaxable income.

Earnings Per Share

Primary earnings per share for the three months were $.79 per share or $.08 lower than for the corresponding period in 1999. This is reflective of the changes in net income as noted above.


INTEREST RATE RISK MATTERS

The interest rate risk of the Bank is managed through the Board's Asset and Liability Committee (ALCO). Together with the Bank's management, the committee reviews the sensitivity of the market value of the portfolio equity and interest rate sensitivity of net income. The changes in the market value of portfolio equity, as well as the interest income sensitivity are caused by shifts in the market rates of interest and can cause a negative or a positive impact in given scenarios. The portfolio is subjected to periodic modeling to test the effects of sudden and sustained interest rate shocks on the market value and the net interest income sensitivity. The Basle Committee on Banking Supervision has set standard measures of portfolio market value equity and interest income sensitivity in a shock environment of an immediate up or down 200 basis point shift in assumed interest rates. The impact of such a shock on the Bank's portfolio has been estimated as follows:

                                         March 31, 2000   March 31, 1999
                                         ---------------  ---------------

Market value of portfolio equity:
  Interest rate changes:
    Up 200 basis points                       -  22%             -11%
    Down 200 basis points                       +10%              +3%

Interest rate sensitivity:
  Interest rate changes:
    Up 200 basis points                        -  7%              +3%
    Down 200 basis points                        +6%              -1%


The change in percentage for the Market Value of Portfolio Equity increased at the adverse scenario of up 200 basis points in interest rate movement, while the equity value improved slightly in the down 200 basis shock. This reflects the impact of the cumulative effects of long term rate increases. The effect on market value is asymmetrical because of the significant amount of customer options embedded in various financial instruments on the Bank's balance sheet. The fact that market value would rise if rates were to decline and fall if rates rose means that the values of the Company's assets are more sensitive to changes in interest rates than our liabilities.

Because the net income of the Bank and Company is derived through the interest spread of the portfolio, the Asset/Liability Committee is less concerned with the shock of interest rates on the market value than it is on the interest rate sensitivity because the assets and liabilities are employed for their income production rather than value appreciation. Again the Company's net interest income shows a heightened sensitivity to higher rates. The levels of change for both the market value of the portfolio and the net interest income sensitivity fall within the policy benchmarks established by the Board. Management will continue to take steps to quantify and control the interest rate risk inherent in its business.

The Bank will have reduced earnings from dramatic upward movements in interest rates. However, the Bank's shift to commercial, consumer and other lending types from residential first mortgages and its efforts to build demand deposit business will help to reduce the amounts of earnings loss.

2000 READINESS

The Bank's management and Board of Directors closely monitored the potential problems associated with the year 2000's effect on the Company's and its customers' data processing and other operating systems. No significant problems were noted with either Company or customer systems related to the date change.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2000, the Bank's tangible, leverage and risk-based capital was 9.72%, 9.83% and 16.98%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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



Tri-County Financial Corporation:



Date: May 12, 2000             By: /s/ Michael L. Middleton
     ---------------------        --------------------------------------------
                                              Michael L. Middleton, President
                                              and Chairman of the Board



Date: May 12, 2000             By: /s/ William J. Pasenelli
     ---------------------        --------------------------------------------
                                              William J. Pasenelli
                                              Chief Financial Officer