Form 10-Q
period 2000-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2000-08-11
CIK 855874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to



                         Commission File Number 0-18279
                   ------------------------------------------

                        Tri-County Financial Corporation
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                                   52-1652138
--------------------------------                                 ---------------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                                  20601
-------------------------------------------                            ---------
 (Address of principal executive offices)                             (Zip Code)

                                 (301) 645-5601
                      ------------------------------------
              (Registrant's telephone number, including area code)



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

     As of July 31, 2000 registrant had outstanding 783,805 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX
-----


PART I - FINANCIAL INFORMATION                                              Page

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2000
       and December 31, 1999                                                 2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Six Months Ended June 30, 2000 and 1999                     3

     Consolidated Statements of Cash Flows - Six  Months
       Ended June 30, 2000 and 1999                                        4 - 5

     Notes to Consolidated Financial Statements                              6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          7 - 12


PART II - OTHER INFORMATION                                              13 - 14

   Item 6 - Exhibits


SIGNATURES                                                                  15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2000 AND DECEMBER 31, 1999

ASSETS
                                                                         June 30,
                                                                           2000         December 31, 1999

Cash and due from banks                                                $     461,436      $   3,469,304
Interest-bearing deposits with banks                                       5,275,373          3,063,279
Investment securities available for sale - at fair value                  56,140,932         56,655,300
Investment securities held to maturity - at amortized cost                 1,422,784          1,946,772
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost         2,679,250          2,287,700
Loans held for sale
                                                                             217,500            773,099
Loans receivable - net of allowance for loan losses
of $1,834,573 and $1,653,290, respectively                               161,058,341        146,710,367
Premises and equipment, net                                                4,520,000          4,516,386
Foreclosed real estate
                                                                             232,403            176,626
Accrued interest receivable                                                1,279,580          1,146,520
Other assets                                                               2,158,986          2,151,927

                                                                       $ 235,446,585      $ 222,897,280
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                           $  12,319,486      $  10,102,479
Interest-bearing deposits                                                147,547,618        145,639,321
                                                                       -------------      -------------
Total deposits                                                           159,867,104        155,741,800
Short-term borrowings                                                     36,162,697         13,398,378
Long-term debt                                                            16,400,000         31,400,000
Accrued expenses and other liabilities                                     1,256,667          1,241,719
                                                                       -------------      -------------

Total liabilities                                                        213,686,468        201,781,897
                                                                       -------------      -------------

STOCKHOLDERS' EQUITY:

Common stock - par value $.01; authorized - 15,000,000 shares;
issued 788,005 and 788,173 shares, respectively
                                                                               7,880              7,882
Surplus                                                                    7,483,607          7,447,240
Retained earnings                                                         15,307,839         14,555,324
Accumulated other comprehensive loss                                        (899,610)          (718,498)
Unearned ESOP shares                                                        (139,599)          (176,565)
                                                                       -------------      -------------

Total stockholders' equity                                                21,760,117         21,115,383
                                                                       -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 235,446,585      $ 222,897,280
                                                                       =============      =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30,2000 AND 1999

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                             ---------                     --------
                                                                         2000            1999            2000        1999
INTEREST INCOME:
   Interest and fees on loans                                         $ 3,426,817    $ 2,857,012     $ 6,691,722     $ 5,824,944
   Taxable interest and dividends on investment securities              1,031,033      1,085,150       2,081,082       2,013,504
   Interest on bank deposits                                               29,625         11,442          49,919          32,718
                                                                      -----------    -----------     -----------     -----------
        Total interest revenues                                         4,487,475      3,953,604       8,822,723       7,871,166
                                                                      -----------    -----------     -----------     -----------

INTEREST EXPENSE:
   Interest on deposits                                                 1,512,282      1,370,173       2,922,908       2,736,813
   Interest on long term debt                                             465,428        347,192         765,140         617,768
   Interest on other borrowings                                           311,654         88,260         649,437         220,371
                                                                      -----------    -----------     -----------     -----------
        Total interest expenses                                         2,289,364      1,805,625       4,337,485       3,574,952
                                                                      -----------    -----------     -----------     -----------

NET INTEREST INCOME                                                     2,198,111      2,147,979       4,485,238       4,296,214
PROVISION FOR LOAN LOSSES                                                  90,000         60,000         180,000         120,000
                                                                      -----------    -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                                   2,108,111      2,087,979       4,305,238       4,176,214
                                                                      -----------    -----------     -----------     -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                       23,436         53,155          39,128         113,782
   Net gain on sale of loans held for sale                                 19,406         73,300          58,548         175,579
   Service charges                                                        258,116        202,895         487,058         369,680
   Other                                                                    8,317         11,933          16,660          27,384
                                                                      -----------    -----------     -----------     -----------
        Total noninterest income                                          309,275        341,283         601,394         686,425
                                                                      -----------    -----------     -----------     -----------

NONINTEREST EXPENSE:
   Salary and employee benefits                                           916,539        912,141       1,804,379       1,652,221
   Occupancy expense                                                      145,259        131,134         303,932         255,282
   Deposit insurance and surety bond premiums                               7,936         35,672          15,925          71,555
   Data processing expense                                                 65,276         63,238         156,660         135,656
   Advertising                                                             87,220         63,192         130,972         104,515
   Depreciation                                                            54,562         58,348         108,017         129,197
   Other                                                                  355,199        311,092         677,570         556,359
                                                                      -----------    -----------     -----------     -----------
        Total noninterest expenses                                      1,631,991      1,574,817       3,197,455       2,904,785
                                                                      -----------    -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                                785,395        854,445       1,709,177       1,957,854
INCOME TAXES                                                              276,000        315,000         576,000         735,000
                                                                      -----------     -----------     -----------     -----------
NET INCOME                                                                509,395        539,445       1,133,177       1,222,854

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Net unrealized holding gains (losses) arising during the period         22,021       (342,172)       (181,112)       (562,875)
                                                                      -----------    -----------     -----------     -----------
COMPREHENSIVE INCOME                                                  $   531,416    $   197,273     $   952,065     $   659,979
                                                                      ===========    ===========     ===========     ===========

EARNINGS PER SHARE
   Basic                                                                      .65            .60            1.44            1.47
   Diluted                                                                    .62            .57            1.38            1.38

See Accompanying Notes to Unaudited Consolidated Financial Statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------

                                                                            Six Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                         2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  1,133,177     $  1,222,854
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                               180,000          120,000
   Depreciation and amortization                                           156,750          191,200
   Net amortization of premium/discount on
   investment securities                                                   (12,409)        (102,606)
   Deferred income tax benefit                                             (49,000)         (16,000)
  (Increase) decrease in accrued interest receivable                      (133,060)          36,287
  (Decrease) increase in deferred loan fees                                (58,241)         (78,387)
   Increase in accounts payable, accrued expenses,
   and other liabilities                                                    14,948          109,196
   Decrease (Increase) in other assets                                     164,264          (54,563)
   Gain on sale of premises and equipment
   Loss on sale of investment securities                                                        605
   Origination of loans held for sale                                   (1,605,274)      (6,140,878)
   Gain on sales of loans held for sale                                    (58,548)        (175,579)
   Proceeds from sale of loans held for sale                             2,219,421        8,153,704
                                                                      ------------     ------------

          Net cash provided by operating activities                      1,952,028        3,265,833
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits with banks      (2,212,094)       1,882,168
   Purchase of investment securities available for sale                 (8,586,841)     (42,912,589)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                          8,807,902       37,392,411
   Purchase of investment securities held to maturity                     (200,000)      (1,170,436)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                              726,269          883,729
   Loans originated or acquired                                        (33,736,415)     (26,837,912)
   Principal collected on loans                                         19,266,682       22,819,107
   Purchase of premises and equipment                                     (160,364)        (373,669)
   Acquisition of foreclosed real estate                                   (55,777)
   Purchase of FHLB and Federal Reserve stock                             (391,550)        (229,850)
                                                                      ------------     ------------

       Net cash used in investing activities                           (16,542,188)      (8,547,041)
                                                                      ------------     ------------

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------

                                                                               Six Months Ended
                                                                                    June 30,
                                                                                 -------------
                                                                             2000           1999
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             $  4,125,304     $  4,345,785
   Proceeds from long-term borrowings                                              -       20,000,000
   Payments of long-term borrowings                                      (15,000,000)     (15,096,450)
   Net increase (decrease) in other borrowed funds                        22,764,319       (3,400,148)
   Exercise of stock options                                                  36,402           58,172
   Net change in unearned ESOP shares                                         36,984         (266,200)
   Dividends paid                                                           (236,595)        (158,714)
   Redemption of common stock                                               (144,122)          30,333

      Net cash provided by financing activities                           11,582,292        5,512,778
                                                                        ------------     ------------

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                            (3,007,868)         231,570

CASH AND DUE FROM BANKS - JANUARY 1                                        3,469,304          906,658
                                                                        ------------     ------------

CASH AND DUE FROM BANKS - JUNE 30                                       $    461,436     $  1,138,228
                                                                        ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest                                                                $  4,185,240     $  3,601,469
                                                                        ============     ============
Income taxes                                                            $    475,000     $    753,575
                                                                        ============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2000 presentation.

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

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                   Six Months Ended
                                                       June 30,
                                               -----------------------
                                               2000               1999

         Basic                                787,597           829,303
         Diluted                              822,707           885,195



3.   PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments to be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

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

In its business plan as a newly chartered commercial bank, the Bank targeted commercial and consumer product lines to augment its financial performance in a variety of interest rate environments. Generally, the Bank is seeking to bring its investment in these products to amounts comparable to similarly sized commercial banks. To date, growth in these targeted product lines has exceeded internal expectations. The Bank's focus on the local business and consumer markets has resulted in strong loan and transactional deposit growth. While these areas have been targeted for expansion, the Bank anticipates that, over time, residential mortgage banking activity and investment securities will represent a smaller portion of the total operations of the Company. The Bank also anticipates that, over time,that a broader array of funding instruments will be employed to supplant the traditional certificates of deposit funding source normally associated with a thrift institution. These changes may, over time, help to mitigate the impact of the overall interest rate movements on the Bank's income.

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

The Bank is primarily engaged in the business of obtaining funds in the form of deposits from the general public in the Bank's market area as well as certain wholesale borrowings from its correspondents and capital markets. It invests such funds in loans collateralized by residential and commercial real estate, mortgage-backed securities and related investments as well as unsecured and secured commercial and consumer loans. The Company's earnings, therefore, are primarily dependent upon its net interest income. This is determined by the Company's interest rate spread (the difference between the yields earned on its loan and investment portfolios, and the rates paid on its deposits and borrowed funds) and the relative holdings of interest-earning assets and interest-bearing liabilities. This spread is affected by changes in the overall interest rate environment as well as by competitors pricing for similar products.

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

Noninterest expenses include the expenses necessary for the delivery of the Banks products and services including the cost of operating the Bank's branches. Noninterest expense also includes the general and administrative expenses of the Corporation. The majority of noninterest expense consists of personnel related costs. Other large components consist of occupancy expense related to the Bank's branches and headquarters and depreciation on equipment and buildings.


SELECTED FINANCIAL DATA
                                  Six Months Ended
                                      June 30,
                                      --------
                                 2000          1999

Condensed Income Statement
Interest Income               $8,822,723    $7,871,166
Interest Expense               4,337,485     3,574,952
Net Interest Income            4,485,238     4,296,214
Provision for Loan Losses        180,000       120,000
Noninterest Income               601,394       686,425
Noninterest Expenses           3,197,455     2,904,785
Income Before Income Taxes     1,709,177     1,957,854
Income Tax Expense               576,000       735,000
Net Income                     1,133,177     1,222,854


Per Common Share
Basic Earnings                     $1.44         $1.47
Diluted Earnings                    1.38          1.38
Book Value                         27.61         26.79

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2000 grew $12.5 million to $235.4 million from the December 31, 1999 level of $222.9 million. This reflects growth of 5.6% as compared to 2.9% asset growth during the same period in 1999. Residential first mortgage assets increased slightly by $75 thousand in the current quarter to $69.3 million. During the same period other loans increased from $79.9 million to $94.3 million reflecting the Bank's increased emphasis on other lending product lines. Overall loan balances including allowances and deferred income increased during the quarter from $146.7 million to $161.1 million. Currently loans (excluding loans held for sale) are 68.4% of total assets compared with 65.8% at December 31, 1999. Management believes that the continued development of Southern Maryland as both commuter dependent community and an employment base provides the Company with many opportunities to profitably expand its franchise.

During the quarter the Company's investment securities portfolio declined to $57.6 million from $58.6 a decline of 1.8%. This decline reflects management's emphasis on building the loan portfolio, particularly in targeted lending areas. Investment securities continue to be primarily invested in mortgage related securities such as collateralized mortgage obligations, REMIC's, and mortgage backed securities. The Company purchased $ 3.4 million in investment securities during the quarter as compared to $22.8 million for the same period in the prior year. The Company may elect to increase the size of its investment portfolio in the future based upon available investment opportunities.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses was increased $181 thousand during the first six months of 2000 in accordance with management's policy described above. Currently the Bank's allowance for loan losses totals $1.8 million or 1.13% of loan balances as compared to $1.6 million or 1.13% of loan balances at December 31, 1999.

Cash levels declined substantially during the first six months of 2000. Cash and due from banks totaled $461 thousand down from $3.5 million at December 31, 1999. Cash levels were higher than normal at December 31, 1999 due to concerns that problems with the century date change would lead to cash needs in excess of normal. No unusual cash needs were noted as a result of the century date change.

The level of property and equipment balances increased $4 thousand due to routine upgrades of computer equipment and premises partially offset by continued depreciation of these assets.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances increased by $4 million or 2.6% for the six months ended June 30, 2000. The Bank continues to aggressively market its deposit products in the Southern Maryland area. Rate competition has been intense and recent stock market returns have caused some customers to change their deposit philosophy and move their money to uninsured investment vehicles.

Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings increased by a total of $7.8 million or 17.3% over December 1999 balances. Other liabilities also increased by $15 thousand or 1%.

Stockholders' Equity

Stockholders' equity increased $644 thousand or 3.1% to $21.8 million at June 30, 2000 compared to $21.1 million at December 31, 1999. This reflects the net income of $1,133,177 for the six month period and a $181,112 decrease in accumulated other comprehensive income. Other reductions in equity occurred as a result of a $.30 per share cash dividend paid to shareholders and the use of $144 thousand to purchase shares in the open market and retire them. The cash dividends were distributed to shareholders on April 17, 2000. Book value on a per share basis, $27.61 at June 30, 2000, as compared to $26.79 at December 31, 1999, reflects a 3.1% increase, in line with the change in stockholder's equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the six months ended June 30, 2000, the Company purchased 5,487 shares for $144,122. Additional stock acquisitions and retirements may be considered in the future. The Company has $341 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company. In addition to these funds, at their July 26, 2000 meeting, the Board of Directors of the Bank voted to provide a dividend to Tri County Financial Corporation in the amount of $500,000 to provide additional funds to the holding company.

RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2000 decreased $89 thousand or 7.3% from 1999's levels. The decrease is reflective of several trends including the effect of an increased interest rate environment on the Bank's net interest and noninterest income items as well as continued investment in the Bank's resources to serve our customers. As noted in the "General" section above, the Bank continues to emphasize the gathering of noninterest sensitive liabilities, the production of loans which reprice quickly, and the marketing of services which produce noninterest income such as fees. These changes in its operations may decrease, but will not eliminate, the effect of changes in the overall interest rate environment on its income.

The Company believes that after several quarters of increasing short term interest rates due to tightening by the Federal Reserve, the prospects for lower short term interest rates in the future appear to be increasing. Accordingly, the Bank will continue to pursue its current strategy of adding high quality assets, especially in targeted loan areas. If necessary these assets may be funded by wholesale funds, although the Bank will continue to aggressively market its deposit products.

Interest and Dividend Income

Interest and dividend income on investment securities increased $68 thousand or 3.4% in the first six months of 2000 compared to the same period in 1999. This increase reflects the increased average yield on the investment portfolio which more than offset a decline in average investment balances of 3.5%. Interest income on loans also increased by $867 thousand or 14.9%. This reflects a higher rate environment, an increase in average loan assets of 9.8%, and an increasing emphasis on consumer and commercial loan products which carry a higher interest rate than residential first mortgage loans.

Interest Expense

Interest expense increased by $763 thousand or 21.3% reflecting the higher interest rate environment and higher interest bearing liabilities average balances. Interest expenses related to deposits increased by $186 thousand, an increase of 6.8% over the same period in the prior year. This reflects an increase in interest bearing deposits of $1.9 million or 1.3% combined with an increase in the level of interest rates. Interest expense related to long and short term debt increased by $576 thousand or 68.8%. This reflects an increase in the average balances from $34.2 million to $48.7 million, an increase of 42%, combined with an increase in interest rates.

Net Interest Income

Total net interest income increased by $189 thousand or 4.4% over the same period in the prior year. This is a reflection of the 9.1% increase in average assets from the same period in the prior year, from $210 million in the first two quarters of 1999 to $229 million in the first two quarters of 2000, offset by a decrease in the average spread on earning assets in the current quarter. Total portfolio spread for the current quarter is 3.69% versus 3.85% for the same period in the prior year.

Provision for Loan Losses

Total provision for loan losses in the current quarter increased by $60 thousand or 50% over the same period in the prior year. This is a reflection of the Bank's changing loan focus from residential first mortgage loans to other loan types which have both higher average balances and historically higher average loan loss rates.

Noninterest Income

Total noninterest income for the first six months of 2000 decreased by $85 thousand or 12% compared to the same period in the prior year. The largest components of this decrease were the reductions in income related to the strong residential mortgage loan refinance market of the prior year. Loan appraisal and other loan fees declined by $75 thousand or 66% from $114 thousand in the first 6 months of 1999 to $39 thousand in the current period. Similarly, gain on sales of mortgage loans declined by $117 thousand or 67% to $59 thousand in the current period from $176 thousand in the same period last year. These declines were partially offset by an increase in service charge income of $117 thousand or 32% to $487 thousand over the same period in the prior year. This increase was due to the increased amount of services to consumer and commercial customers.

Non interest Expense

The Bank experienced an increase in noninterest expenses of $293 thousand or 10.8% for the six months ended June 30, 2000 compared to the same period in the prior year. Compensation related expenses increased $152 thousand, or 9.2%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $49 thousand or 19% as a result of adding the branch location near the St. Charles mall and expanding its Dunkirk branch facility. Data processing expense increased by $21 thousand or 15% over the comparable period in 1999. This reflects continued investment in the systems capability to serve our customers. Depreciation expense decreased $21 thousand or 16%.

Income Taxes

The Company's income tax expense for the period was 33.7% of net income as opposed to 37.5% in the prior year. The reduction in the overall tax rate from year to year is reflective of the movement of a large percentage of its investment assets to its investment subsidiary, Tri County Investment Corporation in Delaware. Income from these investments is not subject to Maryland income taxes, reducing overall tax rates. Other reductions in tax rates were the result of increased investment in assets that produced nontaxable income.

Earnings Per Share

Primary earnings per share for the six months were $1.44 per share or $.03 lower than for the corresponding period in 1999. This is reflective of the changes in net income as noted above. Diluted earnings per share for the period was $1.38 equal to the total from 1999.

RESULTS OF OPERATIONS --  SECOND QUARTER

The Company's net income for the second quarter of 2000 as compared to the same period for the prior year declined to $509 thousand from $539 thousand for the second quarter of 1999, a decline of 5.6%. This decline was the result of the same factors noted in the change for the results of the first six months, continued higher rates causing higher interest expenses and declining noninterest income related to residential first mortgage production. Interest income increased by $534 thousand or 13.5% from the same quarter in the prior year. During the same period, interest expense increased by $484 thousand or 26.8%. Net interest income increased slightly by $18 thousand or .9%. Noninterest income fell by $32 thousand or 9.4% in the second quarter of 2000, compared to the second quarter of 1999. This decline was the result of the decline in residential mortgage lending activity in the current quarter compared to the same period in the prior year. This decline was partially offset by continued growth in service charges on customer accounts. These charges increased by $55 thousand or 27.2% from the same period in the prior year. Noninterest expenses were also higher compared to the second quarter of the prior year. Total noninterest expense increased by $57 thousand or 3.6% for the second quarter compared to the same period last year. Earnings per share increased from .60 to .65 based on the lower number of shares outstanding offsetting the slightly lower earnings.

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

                                             June 30, 2000     June 30, 1999

Market value of portfolio equity:
  Interest rate changes:
    Up 200 basis points                               -13%              -15%
    Down 200 basis points                             +41%               +5%

Interest rate sensitivity:
  Interest rate changes:
    Up 200 basis points                               -14%               +1%
    Down 200 basis points                             +12%               -1%


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

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2000, the Bank's tangible, leverage and risk-based capital was 9.54%, 9.45% and 16.01%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board. The Bank's capital level will remain well in excess of the required ratios after payment of the $500,000 dividend to the Tri County Financial Corporation. As noted above, this dividend was declared at the July 26, 2000 meeting of the Bank's board of directors.

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




Tri-County Financial Corporation:



Date: August 8, 2000                   By:
                                            /s/ Michael L. Middleton
                                            Michael L. Middleton, President
                                            and Chairman of the Board





Date: August 8, 2000                   By:
                                            /s/ William J. Pasenelli
                                            William J.Pasenelli
                                            Chief Financial Officer