Form 10-Q
period 2000-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2000-11-13
CIK 855874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______________to

                        Commission File Number 0-18279
                        ------------------------------

                       Tri-County Financial Corporation
                       --------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                                    52-1652138
 -----------------------------                                    --------------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                                  20601
------------------------------------------                             ---------
     (Address of principal executive offices)                         (Zip Code)

                                (301) 645-5601
                         ------------------------------
             (Registrant's telephone number, including area code)

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

     As of October 31, 2000 registrant had outstanding 778,388 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX
-----


PART I - FINANCIAL INFORMATION                                             Page

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2000
       and December 31, 1999                                                2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 2000 and 1999              3

     Consolidated Statements of Cash Flows - Nine  Months
       Ended September 30, 2000 and 1999                                  4 - 5

     Notes to Consolidated Financial Statements                             6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          7 - 12


PART II - OTHER INFORMATION                                              13 - 14

   Item 6 - Exhibits


SIGNATURES                                                                   15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

ASSETS
                                                                              September 30,      December 31,
                                                                                 2000               1999

Cash and due from banks                                                   $         362,796   $       3,469,304
Interest-bearing deposits with banks                                              4,255,187           3,063,279
Investment securities available for sale - at fair value                         57,375,855          56,655,300
Investment securities held to maturity - at amortized cost                        1,212,467           1,946,772
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                2,679,250           2,287,700
Loans held for sale                                                                 224,000             773,099
Loans receivable - net of allowance for loan losses
of $1,869,266 and $1,653,290, respectively                                      164,779,140         146,710,367
Premises and equipment, net                                                       4,552,930           4,516,386
Foreclosed real estate                                                              176,626             176,626
Accrued interest receivable                                                       1,304,845           1,146,520
Other assets                                                                      2,013,569           2,151,927
                                                                          -----------------   -----------------
                                                                          $     238,936,665   $     222,897,280
                                                                          -----------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                              $      11,640,615    $     10,102,479
Interest-bearing deposits                                                       151,778,800         145,639,321
                                                                          -----------------   -----------------
Total deposits                                                                  163,419,415         155,741,800
Short-term borrowings                                                            35,344,861          13,398,378
Long-term debt                                                                   16,400,000          31,400,000
Accrued expenses and other liabilities                                            1,607,782           1,241,719
                                                                          -----------------   -----------------
Total liabilities                                                               216,772,058         201,781,897
                                                                          -----------------   -----------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 783,294 and 788,173 shares, respectively                                       7,833               7,882
Surplus                                                                           7,487,901           7,447,240
Retained earnings                                                                15,666,738          14,555,324
Accumulated other comprehensive loss                                               (858,266)           (718,498)
Unearned ESOP shares                                                               (139,599)           (176,565)
                                                                          -----------------   -----------------

Total stockholders' equity                                                       22,164,607          21,115,383
                                                                          -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     238,936,665   $     222,897,280
                                                                          -----------------   -----------------

See accompanying notes to unaudited consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                              -------------                  -------------
                                                                         2000             1999           2000              1999
INTEREST INCOME:
   Interest and fees on loans                                        $   3,555,423  $    2,849,085  $   10,247,145   $    8,674,029
   Taxable interest and dividends on investment securities               1,057,890       1,075,146       3,138,972        3,088,650
   Interest on bank deposits                                                24,126          30,644          74,045           63,362
                                                                     -------------  --------------  --------------   --------------
        Total interest income                                            4,637,439       3,954,875      13,460,162       11,826,041
                                                                     -------------  --------------  --------------   --------------

INTEREST EXPENSE:
   Interest on deposits                                                  1,666,387       1,386,524       4,589,295        4,123,337
   Interest on long term debt                                              523,235         109,123       1,288,375          329,494
   Interest on other borrowings                                            280,881         378,017         930,318          995,785
                                                                     -------------  --------------  --------------   --------------
        Total interest expenses                                          2,470,503       1,873,664       6,807,988        5,448,616
                                                                     -------------  --------------  --------------   --------------

NET INTEREST INCOME                                                      2,166,936       2,081,211       6,652,174        6,377,425
PROVISION FOR LOAN LOSSES                                                   90,000          60,000         270,000          180,000
                                                                     -------------  --------------  --------------   --------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                     2,076,936       2,021,211       6,382,174        6,197,425
                                                                     -------------  --------------  --------------   --------------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                        23,888          38,045          63,016          151,827
   Net gain on sale of loans held for sale                                  20,661          31,913          79,209          207,492
   Service charges                                                         249,872         194,614         736,930          564,294
   Other                                                                     6,237          17,868          22,897           45,252
                                                                     -------------  --------------  --------------   --------------
        Total noninterest income                                           300,658         282,440         902,052          968,865
                                                                     -------------  --------------  --------------   --------------

NONINTEREST EXPENSE:
   Salary and employee benefits                                            885,926         890,112       2,690,305        2,542,333
   Occupancy expense                                                       173,475         126,660         477,407          381,942
   Deposit insurance and surety bond premiums                                7,940          36,047          23,865          107,602
   Data processing expense                                                  60,884          61,968         217,544          197,624
   Advertising                                                              65,075          66,471         196,047          170,986
   Depreciation                                                             53,301          55,149         161,318          184,346
   Other                                                                   307,377         296,765         984,947          852,605
                                                                     -------------  --------------  --------------   --------------
        Total noninterest expense                                        1,553,978       1,533,172       4,751,433        4,437,438
                                                                     -------------  --------------  --------------   --------------

INCOME BEFORE INCOME TAXES                                                 823,616         770,479       2,532,793        2,728,852
INCOME TAXES                                                               279,000         271,752         855,000        1,007,271
                                                                     -------------  --------------  --------------   --------------
NET INCOME                                                                 544,616         498,727       1,677,793        1,721,581


OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Net unrealized holding gains (losses) arising during the period          41,344        (399,656)       (139,768)        (962,531)
COMPREHENSIVE INCOME                                                 $     585,960  $       99,071   $   1,538,025    $     759,050


EARNINGS PER SHARE
   Basic                                                                       .69             .72            2.13             2.19
   Diluted                                                                     .66             .67            2.04             2.05

See Accompanying Notes to Unaudited Consolidated Financial Statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                            2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    1,677,793     $   1,721,581
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                              270,000            180,000
     Depreciation and amortization                                          234,300            272,550
     Net amortization of premium/discount on
     investment securities                                                  (86,055)          (174,425)
     Deferred income tax benefit                                            (70,000)           (44,000)
     (Increase) decrease in accrued interest receivable                    (158,325)            60,841
     (Decrease) increase in deferred loan fees                              (65,682)           (82,560)
     Increase in accounts payable, accrued expenses,
     and other liabilities                                                  366,063            321,051
     Decrease (Increase) in other assets                                    283,729            (26,916)
     Gain on sale of premises and equipment                                       -            (12,150)
     Loss on sale of investment securities                                        -                605
     Origination of loans held for sale                                  (1,611,775)        (7,780,628)
     Gain on sales of loans held for sale                                   (79,209)          (207,492)
     Proceeds from sale of loans held for sale                            2,240,082          9,679,417
                                                                      -------------      -------------
             Net cash provided by operating activities                    3,000,921          3,907,874
                                                                      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in interest-bearing deposits with banks     (1,191,908)         1,489,104
     Purchase of investment securities available for sale               (14,991,734)       (52,086,274)
     Proceeds from sale, redemption or principal payments
        of investment securities available for sale                      14,139,816         49,401,043
     Purchase of investment securities held to maturity                    (200,000)        (1,170,436)
     Proceeds from maturities or principal payments
        of investment securities held to maturity                           936,584          1,199,887
     Loans originated or acquired                                       (50,091,738)       (41,498,077)
     Principal collected on loans                                        31,818,648         36,780,102
     Proceeds from the sale of premise and equipment                                            12,150
     Purchase of premises and equipment                                    (270,844)          (476,866)
     Acquisition of foreclosed real estate                                        -           (166,626)
     Purchase of FHLB and Federal Reserve stock                            (391,550)          (779,850)
                                                                      -------------      -------------

          Net cash used in investing activities                         (20,242,726)        (7,295,843)
                                                                      -------------      -------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                                2000             1999

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  $   7,677,615    $     1,344,037
   Proceeds from long-term borrowings                                                    -         35,000,000
   Payments of long-term borrowings                                            (15,000,000)       (20,096,450)
   Net increase (decrease) in other borrowed funds                              21,946,483         (4,485,264)
   Exercise of stock options                                                        40,711            107,394
   Net change in unearned ESOP shares                                               36,984             30,333
   Dividends paid                                                                 (236,595)          (158,713)
   Redemption of common stock                                                     (329,901)          (657,150)
                                                                             -------------    ---------------
     Net cash provided by financing activities                                  14,135,297         11,084,187
                                                                             -------------    ---------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                  (3,106,508)         7,696,218

CASH AND DUE FROM BANKS - JANUARY 1                                              3,469,304            906,658
                                                                             -------------    ---------------
CASH AND DUE FROM BANKS - SEPTEMBER 30                                       $     362,796    $     8,602,876
                                                                             -------------    ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest                                                                     $   6,413,408    $     5,772,672
                                                                             -------------      -------------
Income taxes                                                                 $     725,000    $     1,100,949
                                                                             -------------      -------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the Company) and its wholly owned subsidiary, Community Bank of Tri-County (the Bank) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2000 presentation.

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

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share, as adjusted for the stock dividend, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                      ------------------------
                                                      2000                1999

                       Basic                         786,397            784,014
                       Diluted                       824,072            838,439

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

In its business plan as a newly chartered commercial bank, the Bank targeted commercial and consumer product lines to augment its financial performance in a variety of interest rate environments. Generally, the Bank is seeking to bring its investment in these products to amounts comparable to similarly sized commercial banks. To date, growth in these targeted product lines has exceeded internal expectations. The Bank's focus on the local business and consumer markets has resulted in strong commercial and consumer loan and transactional deposit growth. While these areas have been targeted for expansion, the Bank anticipates that, over time, residential mortgage banking activity and investment securities will represent a smaller portion of the total operations of the Company. The Bank also anticipates that, over time, a broader array of deposit types including checking and other transaction accounts will be employed to supplant the traditional certificate of deposit funding associated with a thrift institution. In decreasing reliance on CD's, and focusing on transaction deposit products, the Bank hopes to make its deposit base less interest rate sensitive. A deposit base less sensitive to changes in interest rates may, over time, help to mitigate the impact of overall interest rate movements on the Bank's net interest income.

The Bank conducts operations through eight full-service and one micro branch offices in its market area consisting of Charles, St. Mary's and Calvert counties in Maryland. Further full service or microbranch locations may be sought depending on favorable market, cost, and other developments, in addition, current branch locations may be moved to better serve our market. The Bank is developing plans for other distribution methods to complement its traditional branch structure including expanding its internet and electronic banking capabilities. The Bank continues to capitalize on its niche in community based banking activities. The Bank also continues to pursue opportunities to offer fee based services which are complimentary to its lending and deposit business.

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

Because the majority of the Bank's income is dependent upon the repayment of loan interest and principal, the Bank's ability to manage the risk of repayment of its loans is critical to continued success. The Bank is required to estimate its exposure due to loan losses and to provide an allowance for such losses. This estimate is inherently inexact and reflects management's expectations as to current and future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate.

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


SELECTED FINANCIAL DATA
                                              Nine Months Ended
                                                 September 30,
                                                 -------------
                                              2000          1999

Condensed Income Statement
Interest Income                           $13,460,162   $11,826,041
Interest Expense                            6,807,988     5,448,616
Net Interest Income                         6,652,174     6,377,425
Provision for Loan Losses                     270,000       180,000
Noninterest Income                            902,052       968,865
Noninterest Expenses                        4,751,433     4,437,438
Income Before Income Taxes                  2,532,793     2,728,852
Income Tax Expense                            855,000     1,007,271
Net Income                                  1,677,793     1,721,581

Per Common Share
Basic Earnings                                 $ 2.13        $ 2.19
Diluted Earnings                                 2.04          2.05
Book Value                                      28.30         27.24

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2000 grew $16.0 million to $238.9 million from the December 31, 1999 level of $222.9 million. This reflects growth of 7.2% as compared to 5.6% asset growth during the same period in 1999. Residential first mortgage assets decreased slightly by $225 thousand in the current period to $69.0 million. During the same period other loans increased from $79.9 million to $98.3 million reflecting the Bank's increased emphasis on other lending product lines. Overall loan balances including allowances and deferred income increased during the first three quarters of 2000 from $146.7 million to $164.8 million. Currently loans (excluding loans held for sale) are 69.0% of total assets compared with 65.8% at December 31, 1999. Management believes that the continued development of Southern Maryland as both a commuter community and an employment base provides the Company with many opportunities to profitably expand its franchise.

During the first three quarters of the year, the Company's investment securities portfolio was flat at $58.6 million. This lack of growth reflects management's emphasis on building the loan portfolio, particularly in targeted lending areas rather than increasing our reliance on investment securities. Investment securities continue to be primarily invested in mortgage related securities such as collateralized mortgage obligations, REMIC's, and mortgage backed securities. The Company purchased $6 million in mortgage related securities during the nine months ended September 30, 2000 as compared to $26 million for the same period in the prior year. The Company may elect to increase the size of its investment portfolio in the future based upon available investment opportunities.

The allowance for loan losses was maintained at a level believed by management to be adequate to absorb potential losses consistent with the risk profile of the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. The Bank's allowance for loan losses increased $216 thousand during the first nine months of 2000 in accordance with management's policy described above. Currently the Bank's allowance for loan losses totals $1.9 million or 1.13% of loan balances as compared to $1.6 million or 1.13% of loan balances at December 31, 1999.

Cash levels declined substantially during the first nine months of 2000. Cash and due from banks totaled $363 thousand down from $3.5 million at December 31, 1999. Cash levels were higher than normal at December 31, 1999 due to concerns that problems with the century date change would lead to cash needs in excess of normal. No unusual cash needs were noted as a result of the century date change.

The net level of property and equipment balances increased $37 thousand during the first 9 months of the year due to routine upgrades of computer equipment and premises partially offset by continued depreciation of these assets.

Liabilities

Liability growth was managed to reflect the change in asset levels. Deposit balances increased by $7.1 million or 4.6% for the nine months ended September 30, 2000. The Bank continues to aggressively market its deposit products in the Southern Maryland area. Rate competition has been intense and stock market returns realized for the last several years have caused some customers to change their deposit philosophy and move their money to uninsured investment vehicles. The Company believes that recent uncertainty in equity markets may encourage some customers to increase balances in bank or other insured investments.

Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings increased by a total of $6.9 million or 15.5% over December 1999 balances. Other liabilities also increased by $900 thousand or 73%.

Stockholders' Equity

Stockholders' equity increased $1.0 million or 5.0% to $22.2 million at September 30, 2000 compared to $21.1 million at December 31, 1999. This reflects the net income of $1,677,793 for the nine month period and a $139,768 decrease in accumulated other comprehensive income. Other reductions in equity occurred as a result of a $.30 per share cash dividend paid to shareholders and the use of $330 thousand to purchase shares in the open market and retire them. The cash dividends were distributed to shareholders on April 17, 2000. Book value on a per share basis, $28.30 at September 30, 2000, as compared to $26.79 at December 31, 1999, reflects a 5.6% increase, as opposed to the 5.0% increase in Stockholder's Equity. This disparity reflects the continuing purchase of the Company's stock at below book value as noted below.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the nine months ended September 30, 2000, the Company purchased 11,703 shares for $329 thousand. Additional stock acquisitions and retirements may be considered in the future. The Company has $400 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company. Funds for these and other future stock purchases were provided to the company by a $500 thousand dividend from the Bank. This dividend was declared at the July 26, 2000 meeting of the Board of Directors of the Bank.

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 2000 decreased $44 thousand or 2.5% from 1999's levels. The decrease is reflective of several trends including the effect of an increased interest rate environment on the Bank's net interest and noninterest income items as well as continued investment in the Bank's resources to serve our customers. As noted in the "General" section above, the Bank continues to emphasize the gathering of noninterest sensitive liabilities, the production of loans which reprice quickly, and the marketing of services which produce noninterest income such as fees. These changes in its operations may decrease, but will not eliminate, the effect of changes in the overall interest rate environment on its income.

For the past several quarters, the Company has dealt with the effects of a series of Federal Reserve interest rate increases designed to slow the pace of economic growth. These increases have led to higher short term interest rates which are reflected in our cost of funds in the current year versus the prior year. The Company believes that the Federal Reserve increases may have already achieved a significant slowing of the economy, although it is no yet fully apparent. As such, we believe that the likelihood of significant short term rate hikes in the next few quarters is lower, conversely, rate cuts by the Federal Reserve or inaction on short term rates seems more likely in the short term. The effects of cuts in short term rates or inaction on short term rates could result in higher long term interest rates. Based on these factors, the Company believes that long term interest rates may be lower now than in the near future. The Company may move to increase its amount of long term borrowings in the next several months. As noted above, the economy may already be slowing in response to the Federal Reserve interest rate increases. A slowing economy generally will manifest itself in higher levels of non-performing loans as well as associated increases in charge-offs and other negative effects on loan performance.

Interest and Dividend Income

Interest and dividend income on investment securities increased $50 thousand or 1.6% in the first nine months of 2000 compared to the same period in 1999. This increase reflects the increased average yield on the investment portfolio which more than offset a decline in average investment balances of .8%. Interest income on loans also increased by $1.6 million or 18.1%. This reflects a higher rate environment, an increase in average loan assets of 15%, and an increasing emphasis on consumer and commercial loan products which carry a higher interest rate than residential first mortgage loans.

Interest Expense

Interest expense increased by $1.4 million or 25.0% reflecting the higher interest rate environment and higher interest bearing liabilities average balances. Interest expenses related to deposits increased by $466 thousand, an increase of 11.3% over the same period in the prior year. This reflects an increase in interest bearing deposits of $6.1 million or 4.2% combined with an increase in the level of interest rates. Interest expense related to long and short term debt increased by $893 thousand or 68%. This reflects an increase in the average balances from $38.6 million to $48.3 million, an increase of 25%, combined with an increase in interest rates.

Net Interest Income

Total net interest income increased by $275 thousand or 4.3% over the same period in the prior year. This is a reflection of the 8.5% increase in average assets from the same period in the prior year, from $213 million in the first three quarters of 1999 to $231 million in the first three quarters of 2000, offset by a decrease in the average spread on earning assets in the current quarter. Total portfolio spread for the current quarter is 3.50% versus 3.67% for the same period in the prior year.

Provision for Loan Losses

Total provision for loan losses in the current period increased by $90 thousand or 50% over the same period in the prior year. This is a reflection of the Bank's changing loan focus from residential first mortgage loans to other loan types which historically have both higher interest and loan loss rates. It also reflects expectations that several quarters of Federal Reserve interest rate hikes may have already significantly slowed economic growth.

Noninterest Income

Total noninterest income for the first nine months of 2000 decreased by $67 thousand or 7% compared to the same period in the prior year. The largest components of this decrease were the reductions in income related to the strong residential mortgage loan refinance market of the prior year. Loan appraisal and other loan fees declined by $88 thousand or 58% from $152 thousand in the first 9 months of 1999 to $63 thousand in the current period. Similarly, gain on sales of mortgage loans declined by $128 thousand or 62% to $79 thousand in the current period from $207 thousand in the same period last year. These declines were partially offset by an increase in service charge income of $173 thousand or 31% to $737 thousand over the same period in the prior year. This increase was due to the increased amount of services provided to consumer and commercial customers and an increase in demand deposit accounts which generate more income than time deposits.

Noninterest Expense

The Bank experienced an increase in noninterest expenses of $314 thousand or 7.1% for the nine months ended September

30, 2000 compared to the same period in the prior year. Compensation related expenses increased $148 thousand, or 5.8%, as the Bank has created new positions to meet the needs of a commercial bank and its customers. Occupancy costs increased $95 thousand or 25% as a result of adding the branch location near the St. Charles mall and expanding its Dunkirk branch facility. Data processing expense increased by $20 thousand or 10.1% over the comparable period in 1999. This reflects continued investment in the systems capability to serve our customers. Depreciation expense decreased $23 thousand or 12.5%.

Income Taxes

The Company's income tax expense for the period was 33.8% of net income as opposed to 36.9% in the prior year. The reduction in the overall tax rate from year to year is reflective of the movement of a large percentage of its investment assets to its investment subsidiary, Tri County Investment Corporation in Delaware. Income from these investments is not subject to Maryland income taxes, reducing overall tax rates. Other reductions in tax rates were the result of increased investment in assets that produced nontaxable income.

Earnings Per Share

Primary earnings per share for the nine months were $2.13 per share or $.06 lower than for the corresponding period in 1999. This is reflective of the changes in net income as noted above. Diluted earnings per share for the period was $2.04 or $.01 lower than the total from 1999.

RESULTS OF OPERATIONS -- THIRD QUARTER

The Company's net income for the third quarter of 2000 as compared to the same period for the prior year increased to $545 thousand from $498 thousand for the third quarter of 1999, an increase of 9.2%. This increase was due to improvements in most of the components of net income as detailed below. Interest income increased by $683 thousand or 17.3% from the same quarter in the prior year. During the same period, interest expense increased by $597 thousand or 31.9%. Net interest income increased by $86 thousand or 4.1% from the same period in 1999. This increase was due to increases in average assets of close to 10% partially offset by lower interest rate margins. Provision for loan loss increased by 50% or $30 thousand from the third quarter of 1999. Noninterest income increased by $18 thousand or 6.5% in the third quarter of 2000, compared to the third quarter of 1999. This increase was due to the Bank's increasing success in offering demand deposit accounts and other products and services to its customers in the current quarter. These increases were partially offset by decreases in residential mortgage lending activity in the current quarter as opposed to the prior year. These declines in residential mortgage lending led to smaller gains on sale of loans, down by $11 thousand or 35% from the third quarter of 1999. Loan appraisal and other charges also declined by $14 thousand or 37% to $24 thousand in the quarter compared to $38 thousand in the third quarter of 1999. Noninterest expenses were slightly higher compared to the third quarter of the prior year. Total noninterest expense increased by $21 thousand or 1.4% for the third quarter compared to the same period last year. Basic earnings per share decreased from $.72 per share in 1999, to $.69 in the current year.

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

                                        September 30, 2000        September  30, 1999
Market value of portfolio equity:
  Interest rate changes:
    Up 200 basis points                               -23%                      -10%
    Down 200 basis points                             +10%                       +1%

Interest rate sensitivity:
  Interest rate changes:
    Up 200 basis points                                -8%                      +6%
    Down 200 basis points                             +10%                      -4%

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

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2000, the Bank's tangible, leverage and risk-based capital was 9.42%, 9.33% and 15.46%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board. The Bank's capital level will remain well in excess of the required ratios after payment of the $500,000 dividend to the Tri County Financial Corporation. As noted above, this dividend was declared at the July 26, 2000 meeting of the Bank's board of directors.

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

Tri-County Financial Corporation:


Date: November 13, 2000                    By: /s/ Michael L. Middleton
      -----------------                        -----------------------------
                                                 Michael L. Middleton, President
                                                 and Chairman of the Board




Date: November 13, 2000                    By: /s/ William J. Pasenelli
      -----------------                        ----------------------------
                                                 William J. Pasenelli
                                                 Chief Financial Officer