Form 10-K
period 2000-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2001-03-30
CIK 855874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                              OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                           Commission File No. 0-18279

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                          52-1652138
-------------------------------------                      ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


3035 LEONARDTOWN ROAD, WALDORF, MARYLAND                           20601
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (301) 645-5601

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes  X     No
                 -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. As of March 26, 2001, the registrant believes the approximate trading price for the stock to be $26.25 per share for an approximate aggregate market value of voting stock held by non-affiliates of the registrant of $16.7 million. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

Number of shares of Common Stock outstanding as of March 26, 2001:  773,053

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.  (Part
     III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

Tri-County Financial Corporation (the "Company") is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the "Bank"), a Maryland-chartered commercial bank. The Bank was originally organized in 1951 as Tri-County Federal Savings and Loan Association of Waldorf, a federal mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. The Bank converted to a Maryland-chartered commercial bank and adopted its current corporate title in 1997. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems and its deposits are insured up to applicable limits by Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Company's executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601. The Bank also maintains a website at www.communitybktricounty.com.
           ----------------------------

MARKET AREA

The Bank considers its principal lending and deposit market area to consist of the Southern Maryland counties of Charles, Calvert and St. Mary's. These counties have experienced significant population growth during the past decade due to their proximity to the rapidly growing Washington, D.C. and Baltimore metropolitan areas. Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs. In addition, the area has experienced rapid growth in businesses and federal facilities located in the area. Major federal facilities include the Patuxent Naval Air Station in St. Mary's county. The Patuxent Naval Air Station has undergone significant expansion in the last several years and is projected to continue to expand for several more years.

LENDING ACTIVITIES

GENERAL. The Bank offers a wide variety of consumer and commercial loans. The Bank's lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, and commercial and consumer demand and installment loans. Most of the Bank's customers are residents of, or businesses located in the southern Maryland area. The Bank's primary market for commercial loans consists of small and medium sized businesses located in southern Maryland. The Bank believes that this market is responsive to the Bank's ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility, and competitive pricing, as well as by leveraging other banking relationships such as soliciting deposit customers for loans.

The Bank's previous savings and loan charter restricted its ability to hold certain loan types in its portfolio. As a result, prior to its conversion to a state chartered commercial bank, the Bank's loan portfolio was primarily made up of residential mortgage loans. Since conversion, the Bank has moved to diversify its lending by adding a larger portion of commercial real estate, commercial, and consumer loans to its portfolio. Management believes that this diversification of the loan portfolio will increase the Bank's overall long-term financial performance. Management recognizes that these new loan types may increase the Bank's risk of losses due to loan default.

RESIDENTIAL FIRST MORTGAGE LOANS. Prior to its conversion to a commercial bank on March 29, 1997, residential first mortgages made up the majority of the Bank's loan portfolio. Since that date, residential first mortgage loans have represented a progressively smaller portion of the Bank's loan portfolio. Since December 31, 1996, residential first mortgage loans have increased in dollar amount to $68.0 million from $63.7 million, while falling as a percentage of the loan portfolio to 38.9% from 56.3%.

Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed- and adjustable-rate residential first mortgages.

The Bank emphasizes the origination of adjustable-rate mortgages for its portfolio. The Bank offers mortgages which are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per year and six percentage points over the life of the loan. The Bank markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 2000, the Bank had $34.9 million in loans using a U.S. Treasury bill index. In the past, the Bank also offered adjustable-rate mortgage loans based upon other indices including various cost of funds indices. These adjustable rate loans totaled $175 thousand as of December 31, 2000. The Bank also offers long-term, fixed-rate loans. Fixed-rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents, the Federal National Mortgage Association ("FNMA") and the Mortgage Partnership Finance program of the FHLB of Atlanta, or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities. Depending on market conditions the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage, (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2000, the Bank serviced $64.8 million in residential mortgage loans for various organizations.

The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the negative effects of increases in interest rates on the Bank's net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is probable that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans will increase due to the upward adjustment of interest cost to the borrower. In addition, depending on market conditions, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

The Bank makes loans up to 95% of appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans and loans secured by other than residential real estate are generally permitted to a maximum 70% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank's exposure to approximately 80% of the value of the property.

All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank's indebtedness in full.

COMMERCIAL REAL ESTATE AND OTHER NON-RESIDENTIAL REAL ESTATE LOANS. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $12.3 million or 41.0% during 2000. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $42.2 million or 24.1% of the Bank's loan portfolio at December 31, 2000. The Bank generally limits its exposure to a single borrower to 15% of the Bank's capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of appraised value and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank restricts its commercial real estate lending primarily to owner-occupied buildings which will, to some extent, be occupied by the borrower as opposed to speculative rental projects. As a result of the greater emphasis that the Bank places on commercial real estate loans under its business plan as a commercial bank, the Bank is increasingly exposed to the risks posed by this type of lending.

CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. Loans to individuals primarily consist construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed- or adjustable-rate permanent loan. The construction/permanent loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property.

The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of pre-defined stages of construction or development. The Bank will lend up to 80% of the appraised value.

The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $5.6 million at December 31, 2000. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a market rate and the Bank obtains security in the form of a first lien on home sites under construction.

In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $5.8 million at December 31, 2000. Bank policy provides that zoning and permits must be in place prior to making development loans.

The Bank's ability to originate all types of construction and development loans is heavily dependent on the continued demand for single family housing construction in the Bank's market areas. In the event the demand for new houses in the Bank's market areas were to decline, the Bank may be forced to shift a portion of its lending emphasis. There can be no assurance of the Bank's ability to continue growth and profitability in its construction lending activities in the event of such a decline.

Construction and land development loans are inherently riskier than providing financing on owner occupied real estate. The Bank's risk of loss is dependent on the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. As these projects may take an extended period of time to complete, market, economic, and regulatory conditions may change during the construction or development period.

HOME EQUITY AND SECOND MORTGAGE LOANS. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $12.9 million at December 31, 2000, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $5.8 million at December 31, 2000 are fixed-rate loans which have original terms between 5 and 15 years. Loan-to-value ratios of up to 80% or 90% are allowed depending on the specific loan program.

These products represent a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.

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

The higher interest and shorter loan terms available on commercial and consumer lending make these products attractive to the Bank. In particular, the consumer and commercial loan portfolio will increase its yield as interest rates increase. Consumer and commercial business loans, however, entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

LOAN PORTFOLIO ANALYSIS. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                    AT DECEMBER 31,
                                            ----------------------------------------------------------------
                                                     2000                   1999                  1998
                                            -------------------   -------------------     ------------------
                                              AMOUNT       %        AMOUNT       %          AMOUNT       %
                                            ---------    ------   ---------    ------     ---------    -----
                                                                  (DOLLARS IN THOUSANDS)
Real Estate Loans --
  Residential first mortgage .............  $  67,975    38.89%   $  66,263    44.42%     $  64,243    47.55%
  Commercial .............................     42,226    24.16       29,947    20.08         19,733    14.60
  Construction and land development /1/...     17,301     9.90       17,142    11.49         20,776    15.38
  Home equity and second mortgage ........     18,637    10.66       16,691    11.19         16,314    12.07
Commercial loans..........................     15,047     8.61       10,025     6.72          6,161     4.56
Consumer loans............................     13,610     7.79        9,102     6.10          7,889     5.84
                                            ---------   ------    ---------   ------      ---------   ------
         Total loans......................    174,796   100.00%     149,171   100.00%       135,117   100.00%
                                                        ======                ======                  ======
   Less:  Deferred loan fees..............        776                   808                     930
             Loan loss reserve............      1,930                 1,653                   1,540
                                            ---------             ---------               ---------
        Loans receivable, net.............  $ 172,090             $ 146,710               $ 132,646
                                            =========             =========               =========
                                                              AT DECEMBER 31,
                                            -----------------------------------------
                                                     1997                   1996
                                            -------------------   -------------------
                                              AMOUNT       %        AMOUNT       %
                                            ---------    ------   ---------    ------
                                                        (DOLLARS IN THOUSANDS)
Real Estate Loans --
  Residential first mortgage .............  $ 61,630     49.61%   $ 63,674    56.32%
  Commercial .............................    19,201     15.46      14,172    12.54
  Construction and land development /1/...    14,707     11.84      11,756    10.40
  Home equity and second mortgage ........    17,428     14.03      14,147    12.51
Commercial loans..........................     4,852      3.91       3,887     3.44
Consumer loans............................     6,420      5.17       5,422     4.80
                                            --------    ------    --------   ------
         Total loans......................   124,238    100.00%    113,058   100.00%
                                                        ======               ======
   Less:  Deferred loan fees..............     1,060                 1,086
             Loan loss reserve............     1,310                 1,120
                                            --------              --------
        Loans receivable, net.............  $121,867              $110,851
                                            ========              ========

----------
1    Presented net of loans in process.

LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank solicits loan applications through its branch network, direct solicitation of customers, referrals from customers, and marketing by commercial and residential mortgage loan officers. Loans are processed and approved according to guidelines deemed appropriate for each product type. Loan requirements such as income verification, collateral appraisal, credit reports, etc. vary by loan type. Loan processing functions are generally centralized except for small consumer loans. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $750,000, Senior Vice Presidents up to $400,000, and Business Development officers up to $150,000. Authorities may be combined up to $1,000,000. For residential mortgage loans, the residential loan underwriter may approve loans up to the conforming loan limit of $255,000. Selected branch personnel may approve secured loans up to $75,000, and unsecured loans up to $50,000. A loan committee consisting of the President and two members of the Board, ratify all real estate mortgages and approve all loans in excess of $1,000,000. Depending on the loan and collateral type, conditions for protecting the Bank's collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance, pay property taxes, and other conditions.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as FNMA or FHLMC. During the year 2000, the Bank sold $2.5 million of mortgage loans which were originated during the year generating $85 thousand in gains. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, whole loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.


LOANS TO ONE BORROWER. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.4 million to any one borrower at December 31, 2000. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $3.7 million to any one borrower at December 31, 2000. At December 31, 2000, the largest amount outstanding to any one borrower and their related interests was $2.4 million.

LOAN COMMITMENTS. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank's outstanding commitments to originate loans at December 31, 2000, was approximately $995 thousand, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          DUE AFTER 1        DUE MORE
                                      DUE WITHIN           THROUGH 5          THAN 5
                                     1 YEAR AFTER         YEARS FROM        YEARS FROM
                                       DECEMBER            DECEMBER          DECEMBER
                                       31, 2000            31, 2000          31, 2000            TOTAL
                                      ----------          ----------        ----------           -----
                                                        (IN THOUSANDS)
Real estate loans --
   Residential first mortgages......   $    3,232         $   13,940        $   50,803        $   67,975
   Commercial ......................        2,621             10,508            29,097            42,226
   Construction.....................       12,552              1,410             3,339            17,301
   Home equity and second
     mortgage.......................       13,891              2,527             2,219            18,637
Commercial loans....................       15,047                 --                --            15,047
Consumer loans......................        3,760              9,850                --            13,610
                                       ----------         ----------        ----------        ----------
                                       $   51,103         $   38,235        $   85,458        $  174,796
                                       ==========         ==========        ==========        ==========

The next table sets forth the dollar amount of all loans due after one year from December 31, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                  FLOATING OR
                                            FIXED RATES         ADJUSTABLE RATES           TOTAL
                                            -----------         ----------------           -----
                                                                (IN THOUSANDS)
          Real estate loans --
             Residential first mortgage...  $    31,198         $    33,545             $   64,743
             Commercial...................        2,910              36,695                 39,605
             Construction.................        4,749                  --                  4,749
             Home equity and second
               mortgage...................        4,746                  --                  4,746
          Consumer........................        9,850                  --                  9,850
                                            -----------         -----------             ----------
                                            $    53,453         $    70,240             $  123,693
                                            ===========         ===========             ==========

DELINQUENCIES. The Bank's collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due or when the loan's condition puts the timely repayment of principal and interest in doubt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a fair market value of approximately $176 thousand at December 31, 2000.

The following table sets forth information with respect to the Bank's non-performing loans for the periods indicated. During the periods shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118

                                                                AT DECEMBER 31,
                                        -----------------------------------------------------------------
                                            2000        1999        1998           1997         1996
                                            ----        ----        ----           ----         ----
                                                              (DOLLARS IN THOUSANDS)

Restructured loans....................  $       --   $       --   $       --    $      --    $        --
                                        ----------   ----------   ----------    ---------    -----------

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential first mortgage........  $       --   $       --   $       --    $      --    $        --
    Commercial........................          --           --           --           --             --
    Construction and land
      development.....................          --           --           --           --             --
    Home equity and second
      mortgage........................         102          171          196          165            262
  Commercial .........................          --           --           --           --             --
  Consumer............................          --           --           --           --             79
                                        ----------   ----------   ----------    ---------    -----------
    Total.............................         102          171          196          165            341
                                        ----------   ----------   ----------    ---------    -----------

Loans accounted for on a nonaccrual
  basis:
  Real estate:
    Residential first mortgage........  $            $       20   $      126    $      34    $       358
    Commercial........................          --           --           --           --             --
    Construction and land
      development.....................          --           --           --           --             --
    Home equity and second
      mortgage........................          --           --           --           --             --
  Commercial .........................          --           --           85           30             --
  Consumer............................           7          198           58           95             --
                                        ----------   ----------   ----------    ---------    -----------
    Total.............................           7          218          269          159            358
                                        ----------   ----------   ----------    ---------    -----------
Total non-performing loans............  $      109   $      389   $      465    $     324    $       699
                                        ==========   ==========   ==========    =========    ===========

Non-performing loans to total
    loans.............................        0.06%        0.26%        0.34%        0.26%          0.62%
                                        ==========   ==========   ==========    =========    ===========

Allowance for loan losses
    to non-performing loans...........    1,770.55%       424.94%     331.18%      404.32%        160.23%
                                        ==========   ===========  ==========    =========    ===========

During the year ended December 31, 2000, gross interest income of $1 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During the year 2000, the Company recognized no interest on these loans.

At December 31, 2000, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

The following table sets forth an analysis of activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                            2000        1999        1998           1997         1996
                                            ----        ----        ----           ----         ----
                                                              (DOLLARS IN THOUSANDS)

Balance at Beginning of Period........  $    1,653   $    1,540   $    1,310    $   1,120    $       734
                                        ----------   ----------   ----------    ---------    -----------

Charge-Offs:
 Real estate:
   Residential first mortgages........          56           --           --           11             17
 Commercial ..........................          33          102           --           21             --
 Consumer.............................           6           32           10           18              5
                                        ----------   ----------   ----------    ---------    -----------
Total Charge-Offs.....................          95          134           10           50             22
                                        ----------   ----------   ----------    ---------    -----------

Recoveries:
 Real estate:
   Residential first mortgages........          --           --           --           --             --
 Commercial...........................          --           --           --           --             --
 Consumer.............................          12            7           --           --             --
                                        ----------   ----------   ----------    ---------    -----------
Total Recoveries......................          12            7           --           --             --
                                        ----------   ----------   ----------    ---------    -----------
Net Charge-Offs.......................          83          127           10           50             --

Provision for Possible Loan Losses....         360          240          240          240            408
                                        ----------   ----------   ----------    ---------    -----------

Balance at End of Period..............  $    1,930   $    1,653   $    1,540    $   1,310    $     1,120
                                        ==========   ==========   ==========    =========    ===========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During
  the Period..........................        0.05 %       0.09%        0.01%        0.04%         0.02%
                                        ===========  ==========   ==========    =========    ==========

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           AT DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                       2000                     1999                     1998
                                            -------------------------   -----------------------  ------------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                              AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT      TOTAL LOANS
                                            ---------   -------------  ---------  -------------  --------    -------------
                                                                         (DOLLARS IN THOUSANDS)
Real estate:
   Residential first mortgage.............  $     192      38.9%       $     632      44.4%      $     652      47.6%
   Commercial.............................        645      24.1              399      20.1             281       14.6
   Construction and land development......        285       9.9              164      11.5             211       15.4
   Home equity and second mortgage........        394      10.7              159      11.2             166       12.1
Commercial................................        138       8.6              178       6.7             117        4.5
Consumer..................................        276       7.8              121       6.1             113        5.8
                                            ---------     -----        ---------     -----       ---------      -----
        Total allowance for loan losses...  $   1,930     100.0%       $   1,653     100.0%      $   1,540      100.0%
                                            =========     =====        =========     =====       =========      =====

                                                                 AT DECEMBER 31,
                                            ---------------------------------------------------
                                                       1997                     1996
                                            -------------------------   -----------------------
                                                         PERCENT OF                PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO
                                              AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                            ---------   -------------  ---------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Real estate:
   Residential first mortgage.............  $     579      49.6%       $     559      56.3%
   Commercial.............................        255      15.5              240      12.6
   Construction and land development......        138      11.8              103      10.4
   Home equity and second mortgage........        164      14.0              124      12.5
Commercial................................         87       3.9               41       3.4
Consumer..................................         87       5.2               53       4.8
                                            ---------     -----        ---------     -----
        Total allowance for loan losses...  $   1,310     100.0%       $   1,120     100.0%
                                            =========     =====        =========     =====


The Bank closely monitors the loan payment activity of all its loans. A loan loss provision is provided by a monthly accrual. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank's historical loss experience, economic conditions in the Bank's market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may vary from the amounts estimated or that the Bank's regulators will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

INVESTMENT ACTIVITIES

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. Government-sponsored enterprises ("GSEs") including FHLMC, FNMA, SLMA and the FHLB System. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB Systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta, respectively.

The following table sets forth the carrying value of the Company's investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2000, their market value was $61.6 million.

                                                                            AT DECEMBER 31,
                                                          --------------------------------------------------
                                                           2000                  1999                  1998
                                                           ----                 -----                 ------
                                                                            (IN THOUSANDS)
Asset-backed securities:
   FHLMC and FNMA....................................    $  30,577           $  29,501           $  32,270
   Other.............................................       16,855              17,964              13,694
                                                         ---------           ---------           ---------
      Total asset-backed securities..................       47,432              47,465              45,964
FHLMC, FNMA, SLMA and FHLB notes.....................        7,912               7,619               9,045
FHLMC and FNMA stock.................................          764                 751               1,221
Money market funds...................................          753                 820                 293
Treasury bills.......................................          200                 198                 196
Other investments....................................        1,514               1,749               1,397
                                                         ---------           ---------           ---------
      Total investment securities....................       58,575              58,602              58,116
         FHLB and Federal Reserve Bank stock.........        3,036               2,288               2,005
                                                         ---------           ---------           ---------
      Total investment securities and FHLB and
        Federal Reserve Bank stock...................    $  61,611           $  60,890           $  60,121
                                                         =========           =========           =========


The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2000 are shown below.

                                                                 AFTER ONE              AFTER FIVE
                                       ONE YEAR OR LESS     THROUGH  FIVE YEARS       THROUGH TEN YEARS          AFTER TEN YEARS
                                    --------------------    --------------------      -----------------        -------------------
                                    CARRYING     AVERAGE    CARRYING     AVERAGE      CARRYING AVERAGE         CARRYING    AVERAGE
                                      VALUE       YIELD       VALUE       YIELD         VALUE    YIELD          VALUE       YIELD
                                    --------     -------    --------     -------      -------- -------         --------    -------
                                                                    (DOLLARS IN THOUSANDS)
Investment securities available
 for sale:
   Corporate equity securities...   $    764      3.93%     $      --        -- %     $      --    -- %       $    --      -- %
   Asset-backed securities.......         --        --             --        --           6,258   6.55%        41,174     7.12%
   Money market funds............        753      6.36%            --        --              --    --              --      --
   Obligations of U.S. government
     sponsored enterprises
     (GSEs)......................         --        --            912      7.02%          7,000   6.65%            --      --
                                    --------                ---------                 ---------               -------
     Total investment securities
        available for sale.......   $  1,517      5.20%     $     912      7.02%      $  13,258   6.60%       $41,174     7.12%
                                    ========      ====      =========      ====       =========   ====        =======     ====

Investment securities held-to-
 maturity:
      Treasury bills.............   $     --        --      $     200      4.69%      $      --    --         $    --      --
      Other investments..........      1,514      7.23%            --       --               --    --              --      --
                                    --------                ---------                 ---------               -------

     Total investment securities
        held-to-maturity.........   $  1,514      7.23%     $     200      4.69%      $      --    -- %       $    --      -- %
                                    ========      ====      =========      ====       =========   ====        =======     ====

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

Certain of the Company's securities are issued by private issuers (defined as an issuer which is not a government or a government sponsored entity). Although the Company generally limits its exposure to private issuers to total investments from any one issuer to less than 10% of equity, in certain cases the Company has made higher investments. These investments are classified as available for sale, and carrying value therefore equals market value. Details of such investments at December 31, 2000 follow:

                                                                     FAIR
ISSUER                                      MOODY'S RATING        MARKET VALUE
------                                      --------------        ------------
                                                                  (IN THOUSANDS)

Countrywide Home Loans, Inc...............       AAA              $     3,875
GE Capital Mortgage Services..............       AAA                    5,733
IMPAC.....................................       AAA                    2,065
                                                                  -----------
                                                                  $    11,673
                                                                  ===========

For further information regarding the Company's investment securities, see Note 2 of Notes to Consolidated Financial Statements.

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in the southern Maryland area. Consolidated total deposits were $167,805,999 as of December 31, 2000. The Bank uses borrowings from the FHLB of Atlanta and other sources to supplement funding from deposits.

DEPOSITS. The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, interest bearing demand deposit accounts, IRA and SEP accounts, Christmas club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and telephone banking. The Bank is a member of several ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At year end, no brokered deposits were held.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                             2000                        1999                      1998
                                      --------------------       ---------------------      -------------------
                                      AVERAGE      AVERAGE       AVERAGE       AVERAGE      AVERAGE     AVERAGE
                                      BALANCE       RATE         BALANCE         RATE       BALANCE       RATE
                                      -------      -------       -------       -------      -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Savings..........................   $     20,051    2.37%      $    23,774       2.32%    $     26,253     2.76%
Interest-bearing demand and money
   market accounts...............         59,720    3.58            46,663       2.82           31,602     2.51
Certificates of deposit..........         69,592    5.32            75,093       4.87           80,078     5.22
                                    ------------               -----------                ------------
    Total interest-bearing
      deposits...................        149,363    4.23           145,530       3.80          137,933     4.13
Non-interest-bearing demand
   deposits......................         10,691                     9,169                       7,819
                                    ------------               -----------                ------------
     Total average deposits......   $    160,324    3.94       $   154,699       3.57     $    145,752     3.91
                                    ============               ===========                ============

The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2000.
                                                             CERTIFICATES
                        MATURITY PERIOD                      OF DEPOSIT
                        ---------------                      ------------
                                                             (IN THOUSANDS)

             Three months or less........................... $    2,566
             Three through six months.......................      3,836
             Six through twelve months......................      5,904
             Over twelve months.............................      2,551
                                                             ----------
                    Total................................... $   14,857
                                                             ==========

BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB, a portion of the Bank's residential mortgage loans and its eligible investments. Generally the Bank's ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 35% of assets. Other short-term debt consists of notes payable to the U.S. Treasury on Treasury, Tax and Loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. Information about borrowings for the years indicated (which consisted almost entirely of FHLB advances) is as follows:

                                                                               AT OR FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    2000               1999           1998
                                                                 ----------         ----------      ---------
                                                                               (DOLLARS IN THOUSANDS)

Long-term amounts outstanding at end of period...............   $  41,400           $  31,400       $ 16,496
Weighted average rate on outstanding long-term...............        5.91%               5.54%          5.66%
Short-term borrowings outstanding at end of period...........   $  13,551           $  13,398       $ 16,937
Weighted average rate on outstanding short-term..............        6.35%               5.55%          5.76%
Maximum outstanding short-term debt at any month end.........   $  35,100           $  16,500       $ 22,500
Average outstanding short-term debt .........................   $  25,810           $   9,129       $ 15,208
Approximate weighted average rate paid on short-term debt....        6.62%               5.39%          5.45%

__________
(1)   Based on month-end balances.

For more information regarding the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SUBSIDIARY ACTIVITIES

Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In 1985, the Bank formed Tri-County Federal Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. In June 1999, the obligation was satisfied, allowing the return of the participation certificates serving as collateral to the Bank and closing the subsidiary. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking and brokerage services to the public. To date, this corporation has been inactive. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank's investment portfolio in the State of Delaware.

COMPETITION

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 15 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked sixth in deposit market share in the Tri-County area as of June 30, 2000, the latest date for which such data is available. The Bank faces additional significant competition for investors' funds from mutual funds, brokerage firms, and other financial institutions.

The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations, and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, safe deposit boxes, and miscellaneous services. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high quality service.

                           SUPERVISION AND REGULATION

REGULATION OF THE BANK

GENERAL. The Bank is a Maryland commercial bank and its deposit accounts are insured by the SAIF. The Bank is a member of the Federal Reserve and FHLB Systems. The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") and the Board of Governors of the Federal Reserve System (the "FRB") and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices. The Bank is required to file reports with the Commissioner and the FRB concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As an institution with federally insured deposits, the Bank is subject to various regulations promulgated by the FRB, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company.

FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the FRB that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the FRB, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The FRB, in consultation with the Department of Treasury, may approve additional financial activities.

The G-L-B Act permits well capitalized and well managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting real estate development or merchant banking. All national banks are given the authority to underwrite municipal revenue bonds. The aggregate total consolidated assets of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the antitying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from regulation by the Securities and Exchange Commission ("SEC") as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting 'insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from under-writing title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply, with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the SEC and the Federal Trade Commission, after consultation with the National Association of Insurance
Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in July 2001.

The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository, institutions that make payments to non-governmental entities in connection with the CRA.

CAPITAL ADEQUACY. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

The regulations of the FRB require bank holding companies and state member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the FRB require bank holding companies and state member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and credit card relationships. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of 8%, with at least 4% as Tier 1 capital. For the purpose of calculating these ratios: (i) Tier 2 capital is limited to no more than 100% of Tier 1 capital; and (ii) the aggregate amount of certain types of Tier 2 capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

FRB regulations and guidelines additionally specify that state member banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the FRB, have proposed a system for measuring and assessing the exposure of a bank's net economic value to changes in interest rates. The federal banking agencies, including the FRB, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process. FRB regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

The FRB has issued regulations which classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2000, the Bank was well capitalized as defined by the FRB's regulations.

BRANCHING. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FRB to approve interstate branching de novo by state banks, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

DIVIDEND LIMITATIONS. Pursuant to the Maryland Financial Institutions Code, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. The Maryland Financial Institutions Code further restricts the payment of dividends by prohibiting a Maryland bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

Without the approval of the FRB, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would not be adequately capitalized thereafter. In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.

DEPOSIT INSURANCE. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Savings Association Insurance Fund ("SAIF"). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All SAIF-insured banks, however, are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

TRANSACTIONS WITH AFFILIATES. A state member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

REGULATION OF THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company and registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") authorized the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.

Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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

Effective with the enactment of the G-L-B Act on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.

The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days' prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

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

CAPITAL REQUIREMENTS. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2000, the Company's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

PERSONNEL

As of December 31, 2000, the Bank had 82 full-time employees and seven part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

ITEM 2.  PROPERTIES
-------------------

The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 2000.

                                    YEAR
                                   FACILITY                    LEASED              APPROXIMATE
 OFFICE                            COMMENCED                     OR                  SQUARE
LOCATION                           OPERATION                    OWNED                FOOTAGE
--------                           ---------                   ------              -----------
MAIN OFFICE
3035 Leonardtown Road                1974                       Owned                16,500
Waldorf, Maryland

BRANCH OFFICES
502 Great Mills Road (1)             1974                       Owned                 1,000
Lexington Park, Maryland

Rt. 235 and Maple Road (1)           1992                       Owned                 2,500
Lexington Park, Maryland

Route 5 and Lawrence Avenue          1961                       Owned                 2,500
Leonardtown, Maryland

Potomac Square (2)                   1990                      Leased                24,200
729 North 301 Highway
La Plata, Maryland

10321 Southern Md. Blvd.             1991                      Leased                 1,400
Dunkirk, Maryland

8010 Matthews Road                   1996                       Owned                 2,500
Bryans Road, Maryland

20 St. Patrick's Drive (3)           1998                   Leased (Land)             2,840
Waldorf, Maryland                                         Owned (Building)

                                    YEAR
                                   FACILITY                    LEASED              APPROXIMATE
 OFFICE                            COMMENCED                     OR                  SQUARE
LOCATION                           OPERATION                    OWNED                FOOTAGE
--------                           ---------                   ------              -----------

Charles County Community College     1997                      Leased                  126
8730 Mitchell Road
La Plata, Maryland

10195 Berry Road                     1999                      Leased                  600
Waldorf, Maryland

__________
(1) The Bank purchased land early in 1992, and built a new Lexington Park branch office which opened in August 1992. The Bank is currently leasing out the former office space and is actively seeking to sell the site.
(2)      Includes land purchased in February 1993 as potential branch location.
(3) The Bank purchased the location in 1998. The building is owned by the Bank with the land on a lease basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

Although the Company's stock is not traded or listed on a public exchange, stock does change hands over the course of the year. The Company attempts to keep a record of persons who have expressed an interest in buying or selling the Common Stock and will make this information available to persons seeking to sell or buy shares, as the case may be. During 2000, a total of 22,349 shares traded, with a high price of $31.00 and a low price of $25.00. The weighted average price was $27.46. The number of stockholders at December 31, 2000 was 550 and the total outstanding shares were 777,180. On January 31, 2001, the Board of Directors declared a $0.40 per share cash dividend to be distributed on April 9, 2001 to holders of record as of March 26, 2001. On February 3, 2000, the Board of Directors declared a $.30 per share cash dividend which was distributed April 14, 2000 to holders of record as of March 14, 2000. On January 22, 1999, the Board of Directors declared a $0.20 per share cash dividend, payable on April 17, 1999 to shareholders of record on March 17, 1999.

The Company's ability to pay dividends is governed by the policies and regulations of the FRB which prohibit the payment of dividends under certain circumstances involving the bank holding company's financial condition and capital adequacy. The Company's ability to pay dividends is also dependent on the receipt of dividends from the Bank.

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. The Bank's ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the FRB. Under the Maryland Financial Institution Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

Without the approval of the FRB, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would not be adequately capitalized thereafter. In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.

                                                                      YEAR  ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                  2000         1999         1998         1997           1996
                                                --------     --------     --------     --------       --------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Net Interest Income.........................   $   8,862    $    8,412   $    8,125   $    7,616    $   7,604
Provision for Loan Losses...................         360           240          240          240          408
Noninterest Income..........................       1,373         1,271        1,421          931          798
Noninterest Expense.........................       6,332         6,726        5,467        4,877        5,350
Net Income..................................       2,336         2,153        2,382        2,057        1,320

SHARE DATA:
Basic Net Income Per Common Share...........   $    2.98    $     2.75   $     3.00   $     2.53    $    1.65
Diluted Net Income Per Common Share.........        2.85          2.59         2.79         2.37         1.53
Cash Dividends Paid  Per  Common Share......        0.30          0.20        0.125         0.10         0.10
Weighted Average Common
   Shares  Outstanding:
        Basic...............................     784,605       782,950      793,458      811,694      799,804
        Diluted.............................     821,139       832,283      853,145      867,503      862,026

FINANCIAL CONDITION DATA:
Total Assets................................   $ 248,339    $  222,897   $  206,863   $  191,188    $ 178,146
Loans Receivable, Net.......................     172,090       146,710      132,646      121,867      110,851
Total Deposits..............................     167,806       155,742      151,815      142,276      135,534
Long and Short Term Debt....................      54,951        44,798       33,434       29,202       24,733
Total Stockholders' Equity..................      23,430        21,115       20,975       19,086       17,077

PERFORMANCE RATIOS:
Return on Average Assets....................        1.00%         1.00%        1.20%        1.13%        0.77%
Return on Average Equity....................       10.65         10.23        11.87        11.53         7.94
Net Interest Margin.........................        3.98          4.11         4.21         4.21         4.32
Efficiency Ratio............................       61.86         64.81        57.27        57.07        68.04
Dividend Payout Ratio.......................       10.13          7.29         4.10         3.62         5.35

CAPITAL RATIOS:
Average Equity to Average
  Assets....................................         9.37%        9.79%       10.10%        9.79%        9.70%
Leverage Ratio..............................         9.61         9.86        10.28         9.68         9.88
Total Risk-Based Capital Ratio..............        13.53        17.23        18.27        17.38        17.47

ASSET QUALITY RATIOS:
Allowance for Loan Losses to
  Total Loans...............................         1.10%        1.11%        1.14%        1.05%        0.99%
Nonperforming Loans to Total Loans..........         0.06         0.26         0.34         0.26         0.62
Allowance for Loan Losses to
  Nonperforming Loans.......................      1770.55       424.94       331.18       404.32       160.23
Net Charge-offs to Average Loans............         0.05         0.09         0.01         0.04         0.02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Since its conversion from a savings bank charter in 1997, the Bank has sought to increase total assets as well as the percentage of assets represented by certain targeted loan types. The Bank feels that its ability to offer fast, flexible and local decision-making in the commercial, commercial real estate, and consumer loan areas will continue to attract significant new loans and spur asset growth. Since December 31, 1997, total loan assets have increased by $50 million or 41%, with increases concentrated in commercial real estate, commercial, and consumer lending. The Bank's local focus and targeted marketing is also directed towards increasing its balances of consumer and business deposit accounts such as interest-bearing and non-interest bearing checking accounts, money market accounts, and other transaction-oriented accounts. The Bank believes that increases in these account types will lessen the Bank's dependence on time deposits such as certificates of deposit to fund loan growth.

For the year 2000, the Company earned $2.3 million, an increase of $183 thousand, or 8.5%, over 1999. Earnings were positively affected by the Bank's continued success in building its loan portfolio while controlling its non-performing loans. The Company has also continued to build its fee income sources, primarily by increasing its transaction account fee volume from the levels experienced in 1999 and 1998. The Company also benefited from a gain on investment sales compared to the two prior years. These gains offset a continued decline in loan sale and loan fee income which is a result of the continued higher interest rate environment experienced in 2000 compared to the prior two years. This higher rate environment has led to a decline in residential first mortgage loan volume and the income associated with it.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

GENERAL. For the year ended December 31, 2000, the Company reported consolidated net income of $2,336,196 ($2.98 basic and $2.85 diluted earnings per share) compared to consolidated net income of $2,153,490 ($2.75 basic and $2.59 diluted earnings per share) for the year ended December 31, 1999, and consolidated net income of $2,381,847 ($3.00 basic and $2.79 diluted earnings per share) for the year ended December 31, 1998. The increase in net income for 2000 compared to 1999 was attributable to continued improvement in net interest income. For the year ended December 31, 2000, net interest income was $8,862,072 compared to $8,412,151 for the year ended December 31, 1999, an increase of $449,921 or 5.4%. This increase was partially offset by an increase in the provision for loan losses to $360,000 for the year ended December 31, 2000 compared to $240,000 for 1999, an increase of $120,000 or 50%. The Company also increased total non-interest income to $1,372,928 in 2000 from $1,271,464 in 1999, an increase of $101,524 or 8.0%. Non-interest expenses increased to $6,331,864 for the year ended December 31, 2000, compared to $6,276,125 an increase of $55,739 or 0.9%. Income before income taxes increased to $3,543,196 for the year ended December 31, 2000, compared to $3,167,490 for the year ended December 31, 1999, an increase of $375,706 or 11.9%.

For the year ended December 31, 1999, the Company earned $2,153,490 compared to $2,381,847 for the prior year, a decrease of $228,357 or 9.6%. Net interest income, however, increased to $8,412,151 for the year ended December 31, 1999 compared to $8,124,948 for the year ended December 31, 1998, an increase of $287,203 or 3.5%. Non-interest income fell to $1,271,464 for 1999 compared to $1,420,536 for 1998, a decrease of $149,072 or 10.5%. This decline is attributable to the higher interest rate environment experienced in 1999 compared to 1998 which significantly reduced income related to residential first mortgage originations and sales. Non-interest expenses totaled $6,276,125 for 1999, an increase of $809,488 or 14.8% over 1998.

NET INTEREST INCOME. The primary component of the Company's net income is its net interest income which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Company's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company's net interest margin.

Consolidated net interest income for the year ended December 31, 2000 was $8,862,072 compared to $8,412,151 for the year ended December 31, 1999 and $7,884,948 for the year ended December 31, 1998. The $449,121 increase in the most recent year was due to an increase of $2,436,232 in interest income partially offset by an increase of $1,986,311 in interest expense for the same period. For the year ended December 31, 1999 compared to the prior year, interest income increased by $131,655 while interest expense fell by $155,548.
Changes in the components of net interest income due to changes in average balances of assets and liabilities compared to changes in net interest income caused by changes in interest rates are presented in the rate volume analysis below. During 2000, the Company's interest rate spread declined as the rates paid on deposits and borrowings increased faster than the rates earned on assets increased. This was caused by the relatively shorter period for deposits and borrowings to reprice as rates increase compared to assets. In addition, in 2000, the Company increased its reliance on advances and other borrowings, which have a higher interest rate cost compared to deposits.

The following table presents information on the average balances of the Company's interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past three fiscal years. Average balances are computed on the basis of month-end balances.


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                                 2000                               1999                             1998
                                      -----------------------------     -----------------------------     --------------------------
                                                            AVERAGE                           AVERAGE                        AVERAGE
                                      AVERAGE               YIELD/      AVERAGE                YIELD/     AVERAGE             YIELD/
                                      BALANCE  INTEREST      COST       BALANCE   INTEREST     COST       BALANCE   INTEREST   COST
                                      -------  --------     -------     -------   --------    -------     -------   --------  ------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loan portfolio (1).............    $159,989  $13,950        8.72 %    $138,140  $11,563       8.37%     $129,375   $11,638   9.00%
  Cash and investment
    securities...................      62,673    4,340        6.92        66,379    4,290       6.46        63,609     4,084   6.42
                                     --------  -------                  --------  -------                 --------   -------
     Total interest-earning
       assets....................     222,662   18,290        8.21       204,519   15,853       7.75       192,984    15,722   8.15
                                     --------  -------      ------      --------  -------     ------      --------   -------  -----
Interest-bearing liabilities:
  Savings deposits and escrow....    $160,324  $ 6,315        3.94%     $154,699  $ 5,529       3.59%     $145,752   $ 5,694   3.91%
  FHLB advances and other
    borrowings...................      49,664    3,113        6.26        35,859    1,912       5.33        33,294     1,903   5.72
                                     --------  -------                  --------  -------                 --------   -------
     Total interest-bearing
       liabilities...............    $209,988    9,428        4.49      $190,558    7,441       3.92      $179,046     7,597   4.24
                                     ========  -------      ------      ========  -------     ------      ========   -------  -----
Net interest income..............              $ 8,862                            $ 8,412                            $ 8,125
                                               =======                            =======                            =======
Interest rate spread.............                             3.72%                             3.83%                          3.91%
                                                            ======                            ======                          ======
Net yield on interest-earning
  assets.........................                             3.98%                             4.11%                          4.21%
                                                            ======                            ======                          ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities...                           106.0%                            105.1%                          107.8%
                                                            =====                             =====                           =====

----------
(1) Average balance includes non-accrual loans.

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

                                                                   YEAR ENDED  DECEMBER 31,
                                               ------------------------------------------------------------
                                                1999       VS.     2000            1998     VS.       1999
                                               -------------------------          -------------------------
                                                   INCREASE (DECREASE)               INCREASE (DECREASE)
                                                         DUE TO                            DUE TO
                                               -------------------------          -------------------------
                                               VOLUME     RATE     TOTAL          VOLUME    RATE      TOTAL
                                               ------     -----    -----          ------    ----      -----
                                                                      (IN THOUSANDS)
Interest income:
   Loan portfolio...........................   $ 1,905   $   482   $ 2,387       $   734   $  (809) $    (75)
   Interest-earning cash and
     investment portfolio...................      (257)      306        49           181        26       206
                                               -------   -------   -------       -------   -------  --------
Total interest-earning assets...............   $ 1,648   $   788   $ 2,436       $   915   $  (783) $    131
                                               -------   -------   -------       -------   -------  --------

Interest expense:
   Savings deposits and escrow..............   $   222   $   564   $   786       $   321   $  (486) $   (165)
   FHLB advances and other
     borrowings.............................       864       336     1,200           137      (128)        9
                                               -------   -------   -------       -------   -------- --------
Total interest-bearing liabilities..........   $ 1,086   $   896   $ 1,986       $  (614)  $   (39) $   (156)
                                               =======   =======   =======       =======   =======  ========


PROVISION FOR LOAN LOSSES. Provision for loan losses for the year ended December 31, 2000 was $360,000 compared to $240,000 for each of the two preceding years. The increase in provision for loan losses is reflective of the increases in the size of the Bank's loan portfolio as well as increased emphasis on certain loan types which have inherently higher credit risks than residential first mortgage lending. At December 31, 2000 the allowance for loan loss equaled 1,771% of non-accrual and past due loans compared to 425% and 331% at December 31, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company recorded net charge-offs of $83 thousand (0.05% of average loans) compared to $127 thousand (0.09% of average loans) and $10 thousand (0.01% of average loans) in net charge-offs during the years ended December 31, 1999 and 1998.

NON-INTEREST INCOME. Non-interest income increased to $1,372,988 for the year ended December 31, 2000 compared to $1,271,464, for the prior year, an increase of 8.0%. Non-interest income for the year ended December 31, 1999 represented a decline of 10.5% from the December 31, 1998 total of $1,420,536. The overall totals of non-interest income are indicative of two ongoing developments in the Company's operations. The first is the continuing decline in the Company's residential first mortgage origination and sale activity over the last three years. In the year ended December 31, 1998, the Company recorded income on originating and selling residential first mortgage loans of $416,838. For the next two years, 1999 and 2000, this income declined to $238,215 and $85,716 respectively, declines of $178,6223 and $106,168. These declines were 42.9% and 64.0% from prior year levels in 1999 and 2000. The decline in residential first mortgage originations and sales also affected loan appraisal, credit and miscellaneous charges ("loan fees"). Loan fees declined from $223,326 for the year ended December 31, 1998 to $182,494 and $76,326 for the years ended December 31, 1999 and 2000 respectively. These declines totaled $40,832 or 18.3% for 1999 compared to 1998 and $106,168 or 58.2% for 2000 compared to 1999. While the Bank will continue to make residential mortgage loans, it believes that this portion of its business will continue to decline in importance to its operations and provide less income relative to its targeted loan areas of commercial real estate, commercial loans, consumer, and second mortgage lending.

Declines in non-interest income related to the origination and sales of residential first mortgage loans were partially offset by increases in service charges and fees. Service charges and fees are primarily generated by the Bank's ability to attract and retain transaction-based deposit accounts. Service charges and fees increased to $996,884 for the year ended December 31, 2000 as compared to $811,991 and $600,067 in the two prior years. The increase for the year ended December 31, 2000 from the prior year was $184,893 or 22.8% while the increase for the year ended December 31, 1999 from the prior year was $211,924 or 35.3%. The Company hopes to increase its service charge and fee revenues in the future by increasing the level of transaction-based accounts.

Other changes in non-interest income from the prior two years included a gain on the sale of investments of $184,704 for the year ended December 31, 2000 compared to small losses in the prior two years. Finally, other non-interest income declined slightly from 1999. For the year ended December 31, 2000, other non-interest income was $29,358, a decline from the prior year total of $39,369. Other non-interest income for the year ended December 31, 1998 primarily consisted of gain on the sale of foreclosed property and a gain on the sale of land due to a condemnation award from the State of Maryland in connection with a road project.

NON-INTEREST EXPENSES. Non-interest expenses for the year ended December 31, 2000 totaled $6,331,864, an increase of $55,739 or 0.9% from the prior year. Salary and employee benefits increased by 1.2% to $3,643,865 for the year ended December 31, 2000 compared to $3,600,119 for the prior year. The small increase reflects a stabilization in the size of the Company's workforce, an effort by management to control certain discretionary employee costs such as the cost of the Company's Employee Stock Ownership Plan ("ESOP") program and other measures. Occupancy expense increased to $615,809 compared to $540,667 and $494,113 in the two prior years. This increase was due to certain needed repairs and maintenance at several of the Company's locations. ATM and deposit expenses increased to $340,534 for the year 2000 from $287,178 and $255,645 for the prior two years. Data processing expense also increased to $255,792 from the prior year total of $215,227, an increase of 18.9%. The increase in ATM and deposit expenses and data processing expense is reflective of the Company's additional transaction based deposit accounts. Advertising decreased from 1999 levels to $246,619 for the year ended December 31, 2000 compared to $280,044 and $162,133 in the two prior years.

INCOME TAX EXPENSE. During the year ended December 31, 2000, the Company recorded income tax expense of $1,207,000 compared to expenses of $1,014,000 and $1,457,000 in the two prior years. The Company's effective tax rates for the years ended December 31, 2000, 1999, and 1998 were 34.1%, 32.0%, and 37.9%, respectively. As explained further in Note 8 to the Consolidated Financial Statements, interest income earned by the Bank's subsidiary, Tri-County
Investment Corporation, is not subject to state income tax. Tri-County Investment Corporation was established by the Bank in 1999 and has reduced the effective tax rate for the years ended December 31, 2000 and 1999. The Company's effective tax rate was further reduced in 1999 by the exercise of non-incentive stock options by certain directors.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

The Company's total assets increased $25,442,176, or 11.4%, to $248,339,456 as of December 31, 2000 from $222,897,280 at December 31, 1999. The increase in assets was primarily due to an increase in the loan portfolio which grew to $172,090,088 at December 31, 2000 from $146,710,367 at December 31, 1999. The increase in the loan portfolio were concentrated in the loan types targeted by management in its long-term business plan to increase the financial performance of the Company. The Company experienced its greatest loan growth in the commercial mortgage loan portfolio which grew $12,278,787 or 41.0% during 2000 to $42,226,137. Commercial mortgages constituted 24.2% of total loans at December 31, 2000. The Company also registered strong growth in its commercial and consumer loan portfolios which grew 50.1% and 49.5%, respectively. Although residential first mortgage lending continues to be a major portion of the Company's loan portfolio, it has declined as a percentage of the loan portfolio from 44.4% at December 31, 1999 to 38.9% at December 31, 2000, while increasing slightly in dollar terms for the same period to $67,975,177 from $66,263,457 at December 31, 1999.

Investments and interest-bearing deposits totaled $67,586,227 at December 31, 2000 compared to $63,953,051 for December 31, 1999. The increase of $3,633,176 or 4.7% is the result of earnings on the portfolio combined with increases in the portfolio's market value partially offset by principal paydowns. Management expects that future growth in the investment portfolio will be limited as the Company will use principal paydowns and calls to increase the size of its loan portfolio.

Deposits increased to $167,805,999 at December 31, 2000 compared to $155,741,800 for the prior year. The total increase of 7.8% was concentrated in certain transaction-based account types. Non-interest-bearing demand deposits increased to $12,537,649 at December 31, 2000 from the prior year's total of $10,102,479, an increase of $2,435,170 or 24.1%. Interest-bearing demand deposits increased to $20,551,420 at year end compared with $19,041,881, an increase of $1,509,539 or 7.9%. Money market deposits increased to $44,965,316 at December 31, 2000 from $34,669,161 at December 31, 1999 for the prior year end, an increase of $10,296,155 or 29.7%. Certificates of deposit balances increased to $71,199,037 at December 31, 2000 compared to $70,501,000 for the prior year, an increase of $698,037 or 1.0%. These increases in deposit balances were offset by the declines in savings deposits to $18,552,577 from $21,427,279 a decrease of $2,874,702 or 13.4%.

In order to fund the loan portfolio increases noted above, the Company also increased short- and long-term debt. Short-term debt increased slightly to $13,550,903 at December 31, 2000 compared to $13,398,378 for the prior year, an increase of $152,525 or 1.1%. Long-term debt increased to $41,400,000 at December 31, 2000, an increase of $10,000,000, or 31.9%.

The Company experienced a $2,314,439, or 11.0%, increase in stockholders' equity for the year ended December 31, 2000. The increase in stockholders' equity was attributable to the retention of earnings from the period less cash dividends combined with comprehensive income of $603,569, option exercises and smaller amounts of ESOP activity. These increases in equity were partially offset by repurchases of common stock totaling $479,217.

ASSET/LIABILITY MANAGEMENT

Net interest income, the primary component of the Company's net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. The Company manages its assets and liabilities by coordinating the levels of and gap between interest-rate sensitive assets and liabilities to control changes in net interest income and in the economic value of its equity despite changes in market interest rates.

Among other tools used to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The following sets forth the Bank's interest rate sensitivity at December 31, 2000:

                                                                                 OVER 1
                                                              OVER 3 TO         THROUGH 5         OVER 5
                                            0-3 MONTHS        12 MONTHS           YEARS            YEARS
                                            ----------        ---------           -----            -----
                                                                (AMOUNTS IN THOUSANDS)
Assets:
Cash and due from banks...................  $       646       $        --       $       --       $        --
Interest-bearing deposits.................        5,975                --               --                --
Securities................................       21,100             6,809           22,163             8,503
Loans held for sale.......................           --                --               --                --
Loans.....................................       53,060            27,919           76,632            14,479
Fixed assets..............................           --                --               --             4,495
Other assets..............................           --                --               --             6,558
                                            -----------       -----------       ----------       -----------

Total Assets..............................  $    80,781       $    34,728       $   98,795       $    34,035
                                            ===========       ===========       ==========       ===========

Liabilities:
Non-interest bearing deposits.............  $    12,538       $        --       $       --       $        --
Interest-bearing demand deposits..........       20,551                --               --                --
Money Market Deposits.....................       44,965                --               --                --
Savings...................................       18,553                --               --                --
Certificates of Deposit...................        9,458            41,962           19,393               385
Short-term debt...........................       13,551                --               --                --
Long-term debt............................           --                --           26,400            15,000
Other liabilities.........................           --                --               --             2,153
                                            -----------       -----------       ----------       -----------

Total Liabilities.........................  $   119,616       $    41,962       $   45,793       $    17,538
                                            ===========       ===========       ==========       ===========

Gap.......................................  $   (38,835)      $    (7,234)      $   53,002       $    16,497
Cumulative Gap............................  $   (38,835)      $   (46,070)      $    6,932       $    23,429
Cumulative Gap as % of total assets.......       (15.64)%          (18.55)%           2.79%             9.43%


The foregoing analysis assumes that the Bank's assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage-backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW and savings accounts are assumed to reprice within three months although it is the Company's experience that such accounts may be less sensitive to changes in market rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank's lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 35% of Bank assets or the amount supportable by eligible collateral including FHLB stock, current residential first mortgage loans, and certain securities.

The Bank's most liquid assets are cash, cash equivalents, and interest-bearing deposits which are comprised of cash on hand, amounts due from financial institutions, and interest-bearing deposits. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash, cash equivalents, and interest-bearing deposits as of December 31, 2000, totaled $6,621,131, an increase of $88,548 (1.2%) from the December 31, 1999 total of $6,532,583. This increase was in interest-bearing deposits at other financial institutions which totaled $5,975,314 at December 31, 2000 compared to $3,063,279 at the end of 1999. Cash on hand declined to $645,817 from $3,469,304 at December 31, 1999.

The Company's principal sources of cash flows are its financing activities including deposits and borrowings and issuances of shares on the exercise of stock options or allocations of shares to participant accounts in the ESOP. During the year 2000, financing activities provided $21.6 million in cash compared to $14.6 million during 1999 and $13.2 million during 1998. The increase in cash flows from financing activities during the most recent period was principally due to a net increase in deposits of $12.1 million. The Company also receives cash from its operating activities which provided $4.1 million in cash during 2000, compared to cash flows of $4.4 million and $1.3 million during 1999 and 1998, respectively. The decrease in operating cash flows during 2000 was primarily due to lower sales of loans originated for resale.

The Company's principal use of cash has been in investing activities including its investments in loans for portfolio, investment securities and other assets. During the year ended December 31, 2000, the Company used a total of $28.5 million in its investing activities compared to $16.5 million in 1999 and $14.3 million in 1998. The principal reason for the greater use of cash in investing activities during 2000 was an increase in loans originated for portfolio and in interest-bearing deposits at other banks which offset decreases in proceeds from sales, redemptions or principal collections on available-for-sale securities and principal collections on loans.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2000 the Company was in compliance with these requirements with a leverage ratio of 9.4%, a Tier 1 risk-based capital ratio of 12.5% and total risk-based capital ratio of 13.5%. At December 31, 2000, the Bank met the criteria for designation as a well-capitalized depository institution under FRB regulations.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in mature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not applicable since the registrant is a small business issuer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Company's financial statements and supplementary data appear in this Annual Report beginning on the page immediately following Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Company are as follows:

MICHAEL L. MIDDLETON (53 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. Middleton is a member of the Rotary Club of Waldorf and is a Paul Harris Fellow. Since December 1995, Mr. Middleton has served on the Board of Directors of the Federal Home Loan Bank of Atlanta and also serves as its Board Representative to the Council of Federal Home Loan Banks. In January 2000, Mr. Middleton was appointed to the National Association of Home Builders Mortgage Roundtable.

C. MARIE BROWN (58 years old) has been employed with the Bank for over 27 years and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, of Zonta and serves on various administrative committees of the Hughesville Baptist Church and the board of the Charles County Chapter of the American Red Cross.

H. BEAMAN SMITH (55 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

GREGORY C. COCKERHAM (46 years old) joined the Bank in November 1988 and has served as Senior Vice President of Lending since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

WILLIAM J. PASENELLI (42 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, with which he had been employed since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

         (C)  CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions with the Company and the Bank" of the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
              ----------------------------------------------

         (1) Financial Statements. The following is a list of the consolidated financial statements which are being filed as part of this Annual Report on Form 10-K.
                                                                            Page

         Independent Auditors' Report                                        F-1
         Consolidated Balance Sheets as of December 31, 2000 and 1999        F-2
         Consolidated Statements of Income for the Years Ended December
           31, 2000, 1999 and 1998                                           F-3
         Consolidated  Statements  of  Changes  in  Stockholders' Equity
           for the Years  Ended December 31, 2000, 1999 and 1998             F-4
         Consolidated  Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998                                  F-5
         Notes to Consolidated Financial Statements                          F-7


         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

              3.1    Articles of Incorporation of Tri-County Financial
                     Corporation*
              3.2    Bylaws of Tri-County Financial Corporation
             10.1  + Tri-County  Financial  Corporation  1995 Stock Option and
                     Incentive Plan, as amended
             10.2  + Tri-County   Financial   Corporation  1995  Stock  Option
                     Plan  for Non-Employee Directors, as amended
             10.3  + Employment Agreements with Michael L. Middleton, as amended,  C. Marie Brown, as amended, and Gregory C.
                     Cockerham **
             10.4  + Guaranty  Agreements with Michael L.  Middleton,  C. Marie
                     Brown and Gregory C. Cockerham
             10.5  + Executive Incentive Compensation Plan
             10.6  + Employment Agreement with William J. Pasenelli
             10.7  + Retirement Plan for Directors
             10.8  + Split Dollar Agreements with Michael L. Middleton and
                     C. Marie Brown
             21      Subsidiaries of the Registrant
             23      Consent of Stegman & Company
            ____________
            + Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).
            *    Incorporated  by  reference  to  the   registrant's   Form  S-4
                 Registration Statement No. 33-31287.
            ** Incorporated by reference to the registrant's Form 10-K for the fiscal year ended December 31, 1998.



          (b)     REPORTS  ON FORM 8-K.  No  reports on Form 8-K have been filed
                  --------------------
                  during the last quarter of the fiscal year covered by this report.

          (c)     EXHIBITS.  The exhibits required by Item 601 of Regulation S-K
                  --------
                  are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

          (d)     FINANCIAL   STATEMENTS  AND  SCHEDULES  EXCLUDED  FROM  ANNUAL
                  --------------------------------------------------------------
                  REPORT.  There are no other financial statements and financial
                  ------
                  statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                       [LETTERHEAD OF STEGMAN & COMPANY]






Stockholders and Board of Directors
Tri-County Financial Corporation
Waldorf, Maryland


        We have audited the accompanying consolidated balance sheets of Tri-County Financial Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri-County Financial Corporation as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Stegman & Company




Baltimore, Maryland
February 15, 2001

                        TRI-COUNTY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                          2000                       1999
                                                                                      ------------               ------------
Cash and due from banks                                                               $    645,817              $   3,469,304
Interest-bearing deposits with banks                                                     5,975,314                  3,063,279
Investment securities available-for-sale - at fair value                                56,860,996                 56,655,300
Investment securities held-to-maturity - at amortized cost                               1,714,367                  1,946,772
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                       3,035,550                  2,287,700
Loans held for sale                                                                        355,000                    773,099
Loans receivable - net of allowance for loan losses
   of $1,929,531 and $1,653,290, respectively                                          172,090,088                146,710,367
Premises and equipment, net                                                              4,495,431                  4,516,386
Foreclosed real estate                                                                     176,626                    176,626
Accrued interest receivable                                                              1,353,658                  1,146,520
Other assets                                                                             1,636,609                  2,151,927
                                                                                      ------------               ------------

        TOTAL ASSETS                                                                  $248,339,456               $222,897,280
                                                                                      ============               ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Noninterest-bearing deposits                                                       $ 12,537,649               $ 10,102,479
   Interest-bearing deposits                                                           155,268,350                145,639,321
                                                                                      ------------               ------------
        Total deposits                                                                 167,805,999                155,741,800
   Short-term borrowings                                                                13,550,903                 13,398,378
   Long-term debt                                                                       41,400,000                 31,400,000
   Accrued expenses and other liabilities                                                2,152,732                  1,241,719
                                                                                      ------------               ------------

        Total liabilities                                                              224,909,634                201,781,897
                                                                                      ------------               ------------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.01; authorized - 15,000,000 shares;
      issued 777,680 and 788,173 shares, respectively                                        7,777                      7,882
   Surplus                                                                               7,500,865                  7,447,240
   Retained earnings                                                                    16,175,708                 14,555,324
   Accumulated other comprehensive (loss) income                                          (114,929)                  (718,498)
   Unearned ESOP shares                                                                   (139,599)                  (176,565)
                                                                                      ------------               ------------

        Total stockholders' equity                                                      23,429,822                 21,115,383
                                                                                      ------------               ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $248,339,456               $222,897,280
                                                                                      ============               ============


See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    2000                  1999               1998
                                                               --------------       ---------------    ------------
INTEREST INCOME:
   Interest and fees on loans                                  $13,950,200          $11,562,846         $11,637,672
   Taxable interest and dividends on investment securities       4,237,326            4,197,132           3,941,744
   Interest on deposits with banks                                 102,036               93,352             142,259
                                                               -----------          -----------         -----------
           Total interest income                                18,289,562           15,853,330          15,721,675
                                                               -----------          -----------         -----------

INTEREST EXPENSE:
   Interest on deposits                                          6,314,871            5,528,672           5,693,385
   Interest on short-term borrowings                             1,694,473              501,644             958,119
   Interest on long-term debt                                    1,418,146            1,410,863             945,223
                                                               -----------          -----------         -----------

           Total interest expense                                9,427,490            7,441,179           7,596,727
                                                               -----------          -----------         -----------

NET INTEREST INCOME                                              8,862,072            8,412,151           8,124,948

PROVISION FOR LOAN LOSSES                                          360,000              240,000             240,000
                                                               -----------          -----------         -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               8,502,072            8,172,151           7,884,948
                                                               -----------          -----------         -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                76,326              182,494             223,326
   Net gains on sale of loans                                       85,716              238,215             416,838
   Net gain (loss) on sales of investment securities               184,704                 (605)               (391)
   Service charges and fees                                        996,884              811,991             600,067
   Other income                                                     29,358               39,369             180,696
                                                               -----------          -----------         -----------
           Total noninterest income                              1,372,988            1,271,464           1,420,536
                                                               -----------          -----------         -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                3,643,865            3,600,119           3,114,748
   Occupancy expense                                               615,809              540,667             494,113
   ATM and deposit expenses                                        340,532              287,178             255,645
   Advertising                                                     246,619              280,044             162,133
   Data processing expense                                         255,792              215,227             259,025
   Depreciation of furniture, fixtures, and equipment              241,714              231,240             204,230
   Other expenses                                                  987,533            1,121,650             976,743
                                                               -----------          -----------         -----------
           Total noninterest expense                             6,331,864            6,276,125           5,466,637
                                                               -----------          -----------         -----------

INCOME BEFORE INCOME TAXES                                       3,543,196            3,167,490           3,838,847

Income tax expense                                               1,207,000            1,014,000           1,457,000
                                                               -----------          -----------         -----------

NET INCOME                                                     $ 2,336,196          $ 2,153,490         $ 2,381,847
                                                               ===========          ===========         ===========

INCOME PER COMMON SHARE:
   Basic earnings per share                                         $2.98               $2.75               $3.00
   Diluted earnings per share                                        2.85                2.59                2.79



See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                     Accumu-
                                                                                     lated
                                                                                     Other
                                                                                    Compre-
                                                                                     hensive      Unearned
                                             Common     Paid-in        Retained      Income         ESOP
                                              Stock     Capital        Earnings      (Loss)        Shares           Total
                                             ------    ----------     -----------    ---------    ---------     -----------
BALANCES, JANUARY 1, 1998                    $7,827    $6,574,162     $12,104,129   $  442,032    $(194,385)    $18,933,765
  Comprehensive income:
     Net income                                 -           -           2,381,847         -            -          2,381,847
     Unrealized gains on investment
       securities net of tax of $129,980        -           -                -         206,582         -            206,582
                                                                                                                -----------
        Total comprehensive income              -           -                -            -            -          2,588,429
  Cash dividend - $0.125 per share              -           -             (97,627)        -            -            (97,627)
  5% stock dividend                             310       693,962        (694,272)        -            -               -
  Cash paid in lieu of stock dividend
   for fractional shares                        -           -              (4,871)        -            -             (4,871)
  Exercise of stock options                      58        41,777            -            -            -             41,835
  Repurchase of common stock                   (200)        -            (473,436)        -            -           (473,636)
  Net change in unearned ESOP shares           (102)        -                -            -         (12,498)        (12,600)
                                             ------    ----------     -----------   ----------    ---------     -----------

BALANCES, DECEMBER 31, 1998                   7,893     7,309,901      13,215,770      648,614     (206,883)     20,975,295
  Comprehensive income:
   Net income                                   -           -           2,153,490         -            -          2,153,490
   Unrealized loss on investment
     securities net of tax of $770,187          -           -                -      (1,367,112)        -         (1,367,112)
                                                                                                                -----------
        Total comprehensive income                                                                                  786,378
  Cash dividend - $0.20 per share               -           -            (157,034)        -            -           (157,034)
  Excess of fair market value over cost
   of leveraged ESOP shares released            -          11,401            -            -            -             11,401
  Exercise of stock options                     222       125,938            -            -            -            126,160
  Repurchase of common stock                   (248)        -            (656,902)        -            -           (657,150)
  Net change in unearned ESOP shares             15         -                -            -          30,318          30,333
                                             ------    ----------     -----------   ----------    ---------     -----------

BALANCES, DECEMBER 31, 1999                   7,882     7,447,240      14,555,324     (718,498)    (176,565)     21,115,383
  Comprehensive income:
   Net income                                   -           -           2,336,196         -            -          2,336,196
   Unrealized gain on investment
     securities net of tax of $310,083          -           -                -         603,569         -            603,569
                                                                                                               ------------
        Total comprehensive income                                                                                2,939,765
  Cash dividend - $0.30 per share               -           -            (236,595)        -            -           (236,595)
  Excess of fair market value over cost
   of leveraged ESOP shares released            -          12,964            -            -            -             12,964
  Exercise of stock options                      50        40,661            -            -            -             40,711
  Repurchase of common stock                   (173)        -            (479,217)        -            -           (479,390)
  Net change in unearned ESOP shares             18         -                -            -          36,966          36,984
                                             ------    ----------     -----------    ---------    ---------     -----------

BALANCES, DECEMBER 31, 2000                  $7,777    $7,500,865     $16,175,708    $(114,929)   $(139,599)    $23,429,822
                                             ======    ==========     ===========    =========    =========     ===========


See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             2000                1999              1998
                                                                         -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $  2,336,196       $  2,153,490        $  2,381,847
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for loan losses                                            360,000            240,000             240,000
        Depreciation and amortization                                        348,110            336,383             301,238
        Amortization of premium/discount on mortgage-
           backed securities and investments                                 (86,909)          (236,443)             33,346
        Deferred income tax benefit                                         (118,000)           (68,000)           (131,000)
        (Increase) decrease  in accrued interest receivable                 (207,138)           183,585            (206,043)
        Decrease in deferred loan fees                                       (31,732)          (122,180)           (130,320)
        Increase in accrued expenses and other liabilities                   911,013            690,273              14,765
        Decrease (increase) in other assets                                  323,234           (276,747)           (539,020)
        Loss (gain) on disposal of premises and equipment                     -                   3,256             (66,813)
        (Gain) loss on sale of investment securities                        (184,704)               605                 391
        Origination of loans held for sale                                (1,966,774)        (9,268,298)        (23,740,825)
        Proceeds from sale of loans held for sale                          2,470,589         11,000,111          23,589,839
        Gain on sales of loans                                               (85,716)          (238,215)           (416,839)
        Gain on sale of foreclosed real estate                                -                  -                  (61,654)
                                                                        ------------       ------------        ------------

           Net cash provided by operating activities                       4,068,169          4,397,820           1,268,912
                                                                        ------------       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits with banks       (2,912,035)         1,089,537           1,017,014
    Purchase of investment securities available-for-sale                 (18,235,337)       (74,254,708)        (90,192,914)
    Proceeds from sale, redemption or principal payments
      of investment securities available-for-sale                         19,212,629         71,673,801          87,391,528
    Purchase of investment securities held-to-maturity                      (893,649)        (1,697,520)         (3,110,963)
    Proceeds from maturities or principal payments
      of investment securities held-to-maturity                            1,128,333          1,890,569           2,127,218
    Net purchase of FHLB stock and Federal Reserve Bank stock               (747,850)          (282,350)           (281,350)
    Loans originated or acquired                                         (70,415,720)       (62,475,059)        (54,084,255)
    Principal collected on loans                                          44,707,731         48,239,092          42,431,995
    Purchase of premises and equipment                                      (327,155)          (551,968)           (478,661)
    Proceeds from sales of premises and equipment                             -                  12,150             117,251
    Proceeds from disposition of foreclosed real estate                       -                  -                  825,060
    Acquisition from foreclosed real estate                                   -                (122,910)             -
                                                                        ------------       ------------        ------------

           Net cash used in investing activities                         (28,483,053)       (16,479,366)        (14,238,077)
                                                                        ------------       ------------        ------------

TRI-COUNTY FINANCIAL CORPORATION

For the Years Ended December 31, 2000, 1999 and 1998

                                                                             2000                1999              1998
                                                                         -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                            $ 12,064,199       $  3,926,436       $ 9,539,287
    Net increase (decrease) in short-term borrowings                         152,525         (3,539,504)        4,414,672
    Dividends paid                                                          (236,595)          (157,034)         (102,498)
    Exercise of stock options                                                 40,711            126,160            41,835
    Net change in unearned ESOP shares                                        49,948             41,734           (12,600)
    Repurchase of common stock                                              (479,391)          (657,150)         (473,636)
    Proceeds from long-term debt                                          30,000,000         35,000,000             -
    Payments of long-term debt                                           (20,000,000)       (20,096,450)         (182,160)
                                                                        ------------       ------------       -----------

           Net cash provided by financing activities                      21,591,397         14,644,192        13,224,900
                                                                        ------------       ------------       -----------

(DECREASE) INCREASE  IN CASH AND
    CASH EQUIVALENTS                                                      (2,823,487)         2,562,646           255,735

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                      3,469,304            906,658           650,923
                                                                        ------------       ------------       -----------


CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                                         $    645,817       $  3,469,304       $   906,658
                                                                        ============       ============       ===========

Supplementary cash flow information:
    Cash paid during the year for:
      Interest                                                          $  8,737,746        $7,368,462        $ 7,942,034
      Income taxes                                                           925,000         1,288,882          1,502,868
    Transfers from loans receivable to
      foreclosed real estate                                                   -                53,716            763,406


See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation and Consolidation
            ---------------------------------------

                 The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") and the Bank's wholly owned subsidiaries, Tri-County Investment Corporation and Tri-County Federal Finance One (collectively, the "Company"). All significant intercompany balances and transactions between the parent corporations and their subsidiaries have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2000.

            Use of Estimates
            ----------------

                 In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

            Nature of Operations
            --------------------

                 The Company, through its bank subsidiary, conducts full service commercial banking operations throughout the Southern Maryland area. Its primary financial deposit products are savings, transaction, and term certificate accounts. Its primary lending products are mortgage loans on residential, construction and commercial real estate and various types of consumer and commercial lending.

            Significant Group Concentrations of Credit
            ------------------------------------------

                 Most of the Company's activities take place in the Southern Maryland area comprising St. Mary's, Charles, and Calvert counties. Note 2 discusses the types of securities the Company invests in. Note 3 discusses the type of lending that the Company engages in. The Company does not have any significant concentration to any one customer or industry.

            Cash and Cash Equivalents
            -------------------------

                 For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents. These instruments are presented as cash and due from banks.

            Investment Securities
            ---------------------

                 Investment  securities that are held  principally for resale in the near term are classified as trading assets and are recorded at fair value with changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in other comprehensive income, a separate component of stockholders' equity.

                 Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

                 The Company invests in Federal Home Loan Bank and Federal Reserve Bank stock which are considered restricted as to marketability.

            Loans Held for Sale
            -------------------

                 Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

            Loans Receivable
            ----------------

                 The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout Southern Maryland. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

                 Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

                 The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Personal loans are charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                 All interest accrued but not collected from loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

            Allowance for Loan Losses
            -------------------------

                 The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                 The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                 The allowance for loan losses may consist of an allocated component and an unallocated component. The components of allowance for loan losses represent an estimation done pursuant to either SFAS No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The allocated component of the allowance for credit losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

                 The unallocated portion, if any, of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

                 A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are reviewed on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

            Mortgage Servicing Assets
            -------------------------

                 Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of mortgages or mortgage servicing rights. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, when available, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

            Premises and Equipment
            ----------------------

                 Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed by the straight-line method over the estimated useful lives of the assets which are as follows:

                 Buildings and improvements                      15 - 50 years
                 Furniture and equipment                          5 - 15 years
                 Automobiles                                           5 years

            Foreclosed Real Estate
            ----------------------

                 Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

            Income Taxes
            ------------

                 The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

            Earnings Per Share
            ------------------

                 Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

            Stock-Based Compensation
            ------------------------

                 Stock based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share effects are provided as if the fair value method had been applied.

            New Accounting Standards
            ------------------------

                 Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flows that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

                 The Company adopted the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2000, the statement's effective date. The impact of adopting the provisions of this statement had no effect on the Company's financial position, results of operations and cash flows because the Company did not engage in any activities covered by the relevant statements.

2.    INVESTMENT SECURITIES

            The amortized cost and estimated fair values of securities with gross unrealized losses and gains are:

                                                                          December 31, 2000
                                                     ----------------------------------------------------------------------
                                                                         Gross             Gross            Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
                                                         Cost             Gains            Losses             Value
                                                     -----------     -------------     -------------      --------------
   Securities available-for-sale:
      Mutual funds                                   $   753,116        $   -            $   -             $   753,116
      Government Sponsored
       Enterprises (GSE's)                             8,000,000            -              88,397            7,911,603
      Asset-backed securities issued by:
       GSE's                                          30,894,088         139,721          456,854           30,576,955
       Other                                          16,890,571          32,527           68,100           16,854,997
                                                     -----------        --------         --------          -----------

   Total debt securities available-for-sale           56,537,775         172,247          613,350           56,096,672

   Corporate equity securities                           509,010         255,314             -                 764,324
                                                     -----------        --------         --------          -----------
   Total securities available-for-sale               $57,046,785        $427,561         $613,350          $56,860,996
                                                     ===========        ========         ========          ===========

   Securities held-to-maturity:
      Obligations of U.S. government
       agencies                                      $   200,000        $   -            $   -             $   200,000
      Other investments                                1,514,367            -                -               1,514,367
                                                     -----------        --------         --------          -----------

   Total securities held-to-maturity                 $ 1,714,367        $   -            $   -             $ 1,714,367
                                                     ===========        ========         ========          ===========
                                                                          December 31, 1999
                                                     ----------------------------------------------------------------------
                                                                         Gross             Gross            Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
                                                         Cost             Gains           Losses              Value
                                                     -----------     -------------     -------------      --------------
   Securities available-for-sale:
      Mutual funds                                  $    820,125         $   -           $    -              $   820,125
      Government Sponsored
       Enterprises (GSE's)                             8,000,000             -              381,073            7,618,927
   Asset-backed securities issued by:
        GSE's                                         30,126,266          102,799           727,988           29,501,077
        Other                                         18,191,069           42,643           269,637           17,964,075
                                                     -----------         --------        ----------          -----------

   Total debt securities available-for-sale           57,137,460          145,442         1,378,698           55,904,204

   Corporate equity securities                           511,206          239,890             -                  751,096
                                                    ------------         --------        ----------          -----------

   Total securities available-for-sale               $57,648,666         $385,332        $1,378,698          $56,655,300
                                                     ===========         ========        ==========          ===========

                                                                          December 31, 1999
                                                     ----------------------------------------------------------------------
                                                                         Gross             Gross            Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
                                                         Cost              Gains           Losses             Value
                                                     -----------     -------------     -------------      --------------
   Securities held-to-maturity:
      Obligations of U.S. government
        securities                                    $  197,719       $   -              $    -              $  197,719
      Other investments                                1,749,053           -                   -               1,749,053
                                                      ----------       ----------          --------           ----------

   Total securities held-to-maturity                  $1,946,772       $   -               $   -              $1,946,772
                                                      ==========       ==========          ========           ==========

            At December 31, 2000 and 1999, U.S. Government obligations with a carrying value of $200,000 and $197,719, respectively, were pledged to secure public unit deposits and for other purposes required or permitted by law. At December 31, 2000 securities with a carrying value of $50,646,000 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

            The scheduled maturities of securities at December 31, 2000 are as follows:

                                                                 Available-for-Sale               Held to Maturity
                                                           -----------------------------       ---------------------------
                                                            Amortized           Fair             Amortized        Fair
                                                               Cost             Value              Cost           Value
                                                           -------------     -----------       -------------    ----------
            Within one year                                 $   753,116      $   753,116         $  970,716     $  970,716
            Over one year through five years                  1,000,000          999,961            734,103        734,103
            Over five years through ten years                 7,000,000        6,911,642              9,548          9,548
                                                            -----------      -----------         ----------     ----------
                                                              8,753,116        8,664,719          1,714,367      1,714,367
            Mortgage-backed securities                       47,784,659       47,431,953             -              -
                                                            -----------      -----------         ----------     ----------

                                                            $56,537,775      $56,096,672         $1,714,367     $1,714,367
                                                            ===========      ===========         ==========     ==========

            Proceeds from the sales of investment securities available-for-sale during 2000, 1999, and 1998 were $186,900, $200,000, and $408,500, respectively.
Gross gains in the years ending December 31, 2000, 1999, and 1998 were $184,704, $-0-, and $2,111. Gross losses for the years ending December 31, 2000, 1999, and 1998 were $-0-, $605, and $391, respectively.

            Asset-backed securities are comprised of mortgage-backed securities as well as mortgage derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits. In certain cases, the Bank will purchase securities of a single private issuer, defined as an issuer which is not a government or government sponsored entity, in total amounts in excess of 10% of stockholders' equity. The Bank only does so when satisfied that such concentrations pose no threat to the Bank's safety or soundness. The following summarizes securities positions and the quality of private issuers where those positions were in excess of 10% of stockholders' equity as of December 31, 2000 and 1999:



                                                                      2000                              1999
                                                           -------------------------           ----------------------
                                                            Carrying        Moody's            Carrying       Moody's
                                                              Value         Rating              Value         Rating
                                                           ------------     --------           ---------      -------

            Country Wide Home Loans                         $ 3,874,885       AAA              $3,581,472       AAA
            GE Capital Mortgage Services                      5,733,391       AAA               3,800,897       AAA
            IMPAC                                             2,064,577       AAA               2,286,222       AAA
                                                            -----------                        ----------

                                                            $11,672,853                        $9,668,591
                                                            ===========                        ==========

3.    LOANS RECEIVABLE

            Loans receivable at December 31, 2000 and 1999 consist of the following:

                                                                                      2000                       1999
                                                                                  ------------              ------------
            Commercial real estate                                                $ 42,226,137              $ 29,947,350
            Residential real estate                                                 67,975,177                66,263,457
            Residential construction                                                17,301,263                17,142,072
            Second mortgage loans                                                   18,637,062                16,691,345
            Lines of credit - commercial                                            15,046,074                10,024,782
            Consumer loans                                                          13,609,934                 9,102,409
                                                                                  ------------              ------------
                                                                                   174,795,647               149,171,415
                                                                                  ------------              ------------

            Less:
              Deferred loan fees                                                       776,028                   807,758
              Allowance for loan losses                                              1,929,531                 1,653,290
                                                                                  ------------              ------------
                                                                                     2,705,559                 2,461,048
                                                                                  ------------              ------------

                       Total                                                      $172,090,088              $146,710,367
                                                                                  ============              ============

                 The following table sets forth the activity in the allowance for loan losses:

                                                                      2000                  1999                1998
                                                                   ----------            ----------           -----------

      Balance, January 1                                           $1,653,290            $1,540,551           $1,310,365

        Add:
          Provision charged to operations                             360,000               240,000              240,000
          Recoveries                                                   12,034                 6,790                  275
        Less:
          Charge-offs                                                  95,793               134,051               10,089
                                                                   ----------            ----------           ----------

      Balance, December 31                                         $1,929,531            $1,653,290           $1,540,551
                                                                   ==========            ==========           ==========

            No loans included within the scope of SFAS No. 114 were identified as being impaired at December 31, 2000 or 1999 and for the years then ended.

            Loans on which the recognition of interest has been discontinued, which were not included within the scope of SFAS No. 114, amounted to approximately $7,000, $218,000, and $269,000 at December 31, 2000, 1999, and
1998, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during 2000, 1999, and 1998, interest income would have been increased by approximately $913, $27,000, and $21,000, respectively. No income was recognized for these loans in 2000, 1999 and 1998.

            Included in loans receivable at December 31, 2000 and 1999, is $536,005 and $1,379,274 due from officers and directors of the Bank. Activity in loans outstanding to officers and directors is summarized as follows:

                                                                                     2000                         1999
                                                                                   ----------                 ----------

            Balance, beginning of year                                             $1,379,274                 $1,347,263

            Changes due to retirement or addition
              of directors, net                                                      (916,170)                    -

            New loans made during year                                                131,636                    908,424

            Repayments made during year                                               (58,735)                  (876,413)
                                                                                   ----------                 ----------

            Balance, end of year                                                   $  536,005                 $1,379,274
                                                                                   ==========                 ==========

4.    LOAN SERVICING

            Loans serviced for others and not reflected in the balance sheets are $64,754,825 and $62,016,171 at December 31, 2000 and 1999, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights capitalized during 2000, 1999, and 1998 totaled $45,365, $142,201, and $438,406, respectively.

            Amortization  of  mortgage   servicing   rights  totaled   $144,000,
$103,097,  and  $61,577,  respectively.  Net  servicing  rights  assets  totaled
$486,956,  $585,591,  and  $546,487  at  December  31,  2000,  1999,  and  1998,
respectively.

5.    PREMISES AND EQUIPMENT

            A summary of premises and equipment at December 31, 2000 and 1999 is as follows:

                                                                                      2000                       1999
                                                                                   ----------                 ----------

               Land                                                                $1,533,412                 $1,439,224
               Building and improvements                                            3,011,967                  2,964,425
               Furniture and equipment                                              2,318,860                  2,133,436
               Automobiles                                                            103,144                    103,144
                                                                                   ----------                 ----------

                 Total cost                                                         6,967,383                  6,640,229
            Less accumulated depreciation                                           2,471,952                  2,123,843
                                                                                   ----------                 ----------

                 Premises and equipment, net                                       $4,495,431                 $4,516,386
                                                                                   ==========                 ==========

            Certain bank facilities are leased under various operating leases. Rent expense was $168,921, $175,949, and $161,167 in 2000, 1999 and 1998,
respectively. Future minimum rental commitments under noncancellable leases are as follows:

                                2001                                $179,175
                                2002                                 134,188
                                2003                                 127,188
                                2004                                 127,188
                                2005                                 127,188
                                Thereafter                           193,475
                                                                    --------

                                    Total                           $888,402
                                                                    ========

6.    DEPOSITS

            Deposits outstanding at December 31 consist of:

                                                                                    2000                        1999
                                                                                 ------------               ------------

            Noninterest-bearing demand                                           $ 12,537,649               $ 10,102,479
                                                                                 ------------               ------------
            Interest-bearing:
              Demand                                                               20,551,420                 19,041,881
              Money market deposits                                                44,965,316                 34,669,161
              Savings                                                              18,552,577                 21,427,279
              Certificates of deposit                                              71,199,037                 70,501,000
                                                                                 ------------               ------------

            Total interest-bearing                                                155,268,350                145,639,321
                                                                                 ------------               ------------

                 Total deposits                                                  $167,805,999               $155,741,800
                                                                                 ============               ============

            The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 were $14,857,000 and $13,734,000, respectively.

            At December 31, 2000, the scheduled maturities of time deposits are as follows:

                               2001                                $51,420,396
                               2002                                 11,031,813
                               2003                                  4,524,591
                               2004                                  2,154,620
                               2005                                  1,682,159
                               Thereafter                              385,458
                                                                   -----------

                                                                   $71,199,037
                                                                   ===========
7.    LONG-TERM DEBT AND OTHER BORROWINGS

            The Bank's long-term debt consists of advances from the Federal Home Loan Bank of Atlanta. These include fixed rate, adjustable rate, and convertible advances. The Bank's fixed rate, non-convertible, long-term debt of $5,000,000 at December 31, 2000 matures in 2002. At December 31, 2000 and 1999, the interest rates on fixed rate, non-convertible, long-term debt were 6.25% and 5.98%, respectively.

            The Bank's fixed rate, convertible, long-term debt of $30,000,000 at December 31, 2000 matures through 2010. This debt is callable by the issuer, after an initial period ranging from three months to five years. These advances become callable on dates ranging from 2001 to 2005. Depending on the specific instrument, the instrument is callable either continuously after the initial period (Bermuda option) or only at the date ending the initial period (European). At December 31, 2000 and 1999 the interest rates on this debt ranged from 4.67% to 6.25% and 4.92% and 5.13%, respectively. At December 31, 2000 and 1999 the weighted average interest rates on fixed rate, convertible, long-term debt were 5.63% and 4.99%, respectively.

            The Bank's adjustable rate, long-term debt at December 31, 2000 matures in 2002. This debt adjusts quarterly based upon a margin over the three month London Interbank Offer Rate ("LIBOR"). Margins range from 29 to 31 basis points. The debt has minimum interest rates ranging from 5.31% to 5.51%. The debt has maximum rates ranging from 7.50% to 7.81%. At December 31, 2000 and 1999, the interest rates on adjustable rate, long-term debt ranged from 6.94% to 6.96% and 5.88% to 6.18%, respectively. At December 31, 2000 and 1999, the weighted average rate on adjustable rate, long-term debt was 6.94% and 6.02%, respectively.

            The contractual maturities of long-term debt are as follows:

                                                                December 31,
                                                                     2000                                          1999
                                            -----------------------------------------------------------        -----------
                                              Fixed       Adjustable       Fixed Rate
                                               Rate          Rate          Convertible         Total              Total
                                            ----------    ----------       -----------      -----------        -----------
   Due in 2002                              $5,000,000    $6,400,000       $     -          $11,400,000        $11,400,000
   Due in 2004                                  -               -            5,000,000        5,000,000             -
   Due in 2005                                  -               -           10,000,000       10,000,000         10,000,000
   Thereafter                                   -               -           15,000,000       15,000,000         10,000,000
                                            ----------    ----------       -----------      -----------        -----------
   Total long-term debt                     $5,000,000    $6,400,000       $30,000,000      $41,400,000        $31,400,000
                                            ==========    ==========       ===========      ===========        ===========

            The Bank also has daily advances outstanding which are classified as short-term borrowings. These advances are repayable at the Bank's option at any time and reprice daily. These advances totaled $12,975,000 and $3,000,000 at December 31, 2000 and 1999, respectively.

            Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien, the Company maintains eligible collateral consisting of 1 - 4 unit residential first mortgage loans, discounted at 75% of the unpaid principal balance, equal to 100% at December 31, 2000 and 1999, of its total outstanding long and short term Federal Home Loan Bank advances. These amounts were $65,169,000 and $59,200,000 at December 31, 2000 and 1999, respectively. In addition to eligible mortgage loans, the Bank has also pledged its Federal Home Loan Bank stock of $2,961,300 and $2,220,000 at December 31, 2000 and 1999,
respectively, and securities with a carrying value of $50,646,000 at December 31, 2000, as collateral for these advances.

            Other  short-term  borrowings  consists of notes payable to the U.S.
Treasury, which are Federal treasury tax and loan deposits accepted by the Bank and remitted on demand to the Federal Reserve Bank. At December 31, 2000 and 1999, such borrowings were $575,903 and $398,378, respectively. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The notes are secured by investment securities with an amortized cost of approximately $912,535 and $1,112,406 at December 31, 2000 and 1999,
respectively.

            Information relating to short-term borrowings is as follows:

                                                                                               At or for the
                                                                                            Year Ended December 31,
                                                                                       -------------------------------
                                                                                          2000                 1999
                                                                                       -----------         -----------
            Short-term borrowings outstanding at end of period                         $13,550,903         $13,398,378
            Weighted average rate on outstanding short-term                                   6.35%               5.55%
            Maximum oustanding short-term debt at any month end                         35,100,000          16,500,000
            Average outstanding short-term debt                                         25,810,000           9,129,000
            Approximate weighted average rate paid on short-term debt                         6.62%               5.39%

8.    INCOME TAXES

            Income tax expense was as follows:

                                                                      2000                1999                  1998
                                                                   ----------           ----------           ----------
            Current:
               Federal                                             $1,307,000           $  973,000           $1,317,000
               State                                                   18,000              109,000              271,000
                                                                   ----------           ----------           ----------
                                                                    1,325,000            1,082,000            1,588,000
                                                                   ----------           ----------           ----------

            Deferred:
               Federal                                                (97,000)             (56,000)            (107,000)
               State                                                  (21,000)             (12,000)             (24,000)
                                                                   ----------           ----------           ----------
                                                                     (118,000)             (68,000)            (131,000)
                                                                   ----------           ----------           ----------
            Total income tax expense                               $1,207,000           $1,014,000           $1,457,000
                                                                   ==========           ==========           ==========

            Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                                    2000                        1999                          1998
                                         --------------------------     -----------------------      -----------------------
                                                        Percent of                  Percent of                    Percent of
                                                         Pretax                      Pretax                         Pretax
                                           Amount         Income         Amount       Income           Amount       Income
                                         ----------   ------------      ----------  -----------      ----------   ----------
Expected income tax expense at
  federal tax rate                       $1,205,000       34.0%         $1,077,000     34.0%         $1,307,000      34.0%
State taxes, net of federal benefit           -             .0              62,000      1.9             178,000       4.6
Nondeductible expenses                       14,000         .4              14,000       .4               5,400        .1
Deduction for stock options exercised         -             .0             (90,000)    (2.9)               -           .0
Other                                       (12,000)       (.3)            (49,000)    (1.4)            (33,400)      (.8)
                                         ----------       ----          ----------     ----          ----------      ----
      Total income tax expense           $1,207,000       34.1%         $1,014,000     32.0%         $1,457,000      37.9%
                                         ==========       ====          ==========     ====          ==========      ====

            The net deferred tax assets in the accompanying balance sheets include the following components:

                                                                                       2000                       1999
                                                                                     --------                   --------
            Deferred tax assets:
               Deferred fees                                                         $ 48,073                   $ 74,199
               Allowance for loan losses                                              577,486                    423,906
               Deferred compensation                                                   83,510                     78,168
               Unrealized loss on investment
                 securities available-for-sale                                         52,000                    362,083
                                                                                     --------                   --------

                   Total deferred assets                                              761,069                    938,356
                                                                                     --------                   --------

            Deferred tax liabilities:
               FHLB stock dividends                                                   152,896                    152,896
               Depreciation                                                            97,708                     83,633
                                                                                     --------                   --------

                   Total deferred liabilities                                         250,604                    236,529
                                                                                     --------                   --------

            Net deferred assets                                                      $510,465                   $701,827
                                                                                     ========                   ========

            Retained earnings at December 31, 2000, include approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the "base year tax reserve") for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $458,000 at December 31, 2000.

            Prior to January 1, 1996, the Bank computed its tax bad debt deduction based upon the percentage of taxable income method as defined by the Internal Revenue Code. The bad debt deduction allowable under this method equaled 8% of taxable income determined without regard to the bad debt deduction and with certain adjustments. The tax bad debt deduction differed from the bad debt expense used for financial accounting purposes.

            In August 1996, the Small Business Job Protection Act (the "Act") repealed the percentage of taxable income method of accounting for bad debts effective for years beginning after December 31, 1995. The Act required the Bank to change its method of computing reserves for bad debts to the experience method. This method is available to banks with assets less than $500 million and allows the Bank to maintain a tax reserve for bad debts and to take bad debt deductions for reasonable additions to the reserve. As a result of this change, the Bank has to recapture into income a portion of its existing tax bad debt reserve. This recapture occurs ratably over a six-taxable year period, beginning with the 1998 tax year. For financial reporting purposes, this recapture does not result in additional tax expense as the Bank adequately provided deferred taxes in prior years. Furthermore, this change does not require the Bank to recapture its base year tax reserve.

9.    COMMITMENTS AND CONTINGENCIES

            The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments are commitments to extend credit. These instruments may, but do not necessarily, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet loans receivable.

            As of December 31, 2000 and 1999, in addition to the undisbursed portion of loans receivable approximately $3,708,000 and $3,763,000, respectively, the Company had outstanding loan commitments approximating $995,000 and $530,512, respectively.

            Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $6,255,640 and $5,556,000 at December 31, 2000 and 1999, respectively.

10.   STOCK OPTION AND INCENTIVE PLAN

            The Company has a stock option and incentive plan to attract and retain personnel and provide incentive to employees to promote the success of the business. At December 31, 2000, 120,946 shares of stock have been authorized for grants of options for this plan. The exercise price for options granted is set at the discretion of the Board, but is not less than the market value of the shares as of the date of grant. An option's maximum term is ten years and the options generally vest immediately upon issuance.

            The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based upon fair values at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                2000                        1999
                                                                              ----------                 ----------
      Net income                             As reported                      $2,336,119                 $2,153,490
                                             Pro forma                         2,270,079                  1,990,645

      Basic earnings per share               As reported                          2.98                      2.75
                                             Pro forma                            2.89                      2.54

      Diluted earnings per share             As reported                          2.85                      2.59
                                             Pro forma                            2.76                      2.39

            For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

                                                                                    2000                 1999
                                                                                  --------             ---------

            Dividend yield                                                          0.75%                0.75%
            Expected volatility                                                    15.00%               15.00%
            Risk-free interest rate                                                 5.85%                5.72%
            Expected lives (in years)                                                 10                   10
            Weighted average fair value                                           $12.28               $11.51

The following tables summarize activity in the plan:

                                                     2000                     1999                        1998
                                             ---------------------   ----------------------       --------------------
                                                         Weighted                  Weighted                   Weighted
                                                         Average                   Average                    Average
                                                         Exercise                  Exercise                   Exercise
                                             Shares       Price       Shares        Price         Shares       Price
                                             ------      --------     ------       --------       ------      --------

Outstanding at beginning of year             91,184       $12.61      101,818       $12.61        85,566     $ 9.19
Granted                                       9,179        26.66       14,143        25.24        22,006      24.18
Exercised                                    (7,790)       14.61      (24,369)        7.61        (7,627)      5.69
Recission of exercise                           -            .00          -            .00         1,873       6.50
Forfeitures                                  (1,537)       25.25         (408)       26.60          -           .00
                                             ------                   -------                    -------

Outstanding at end of year                   91,036        16.89       91,184        15.85       101,818      12.61
                                             ======                   =======                    =======

                                 Options Outstanding                               Options Exercisable
                         -------------------------------------             -------------------------------------
                                                  Weighted                                         Weighted
                            Number               Remaining                     Number               Average
                         Outstanding             Contractual                 Exercisable            Exercise
                           12/31/00                 Life                      12/31/00                Price
                         ------------          ---------------             -------------          --------------

                              50,279               5 years                       50,279               $10.28
                                 775               7 years                          775                21.51
                              26,128               8 years                       26,128                24.31
                               8,151               9 years                        8,151                26.60
                               5,703              10 years                        5,703                26.70

11.   EMPLOYEE BENEFIT PLANS

            The Bank has an Employee Stock Ownership Plan (ESOP) which covers substantially all of the Bank's employees. The ESOP acquires stock of the Bank's parent corporation, Tri-County Financial Corporation. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share. Dividends on ESOP shares are recorded as a reduction of retained earnings. The ESOP may acquire in the open market up to 195,700 shares. At December 31, 2000, the Plan owns 60,035 shares.

            The Company also has a 401(k) plan. Employee contributions are matched by the Bank at a ratio determined annually by the Board of Directors, currently one-half of an employee's 6% elective deferral. All employees who have completed one year of service and have reached the age of 21 are covered under this defined contribution plan. Contributions are determined at the discretion of management and the Board of Directors. For the years ended December 31, 2000, 1999, and 1998, the Company charged $175,000, $342,000, and $186,000, against earnings to fund the Plans.

12.   DIVIDENDS

            On January 31, 2001, the Board of Directors declared a $.40 per share cash dividend to be distributed on April 9, 2001 to holders of record as of March 26, 2001. On February 3, 2000, the Board of Directors declared a $.30 per share cash dividend which was distributed April 14, 2000 to holders of record as of March 14, 2000. On January 22, 1999, the Board of Directors declared a $.20 per share cash dividend which was distributed April 17, 2000 to holders of record March 17, 2000.

13.   REGULATORY MATTERS

            The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

            As of December 31, 2000, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

            The Company's and the Bank's actual capital amounts and ratios for 2000 and 1999 are presented in the tables below: (dollar amounts in thousands)

                                                                                                     To be Considered
                                                                                                     Well Capitalized
                                                                         Required for                 Under Prompt
                                                                       Capital Adequacy             Corrective Action
                                                  Actual                   Purposes                    Provisions
                                         -------------------         -------------------         --------------------
                                         Amount        Ratio         Amount      Ratio           Amount        Ratio
                                         ------      -------         ------      ------          ------       -------
At December 31, 2000:
   Total capital (to risk-
   weighted assets):
     The Company                         $25,475      13.53%         $15,069      8.0%
     The Bank                             25,227      13.40%          15,069      8.0%           $18,837       10.0%

   Tier 1 capital (to risk-
   weighted assets):
     The Company                          23,545      12.50%           7,535      4.0%
     The Bank                             23,182      12.31%           7,535      4.0%            11,302        6.0%

   Tier 1 capital (to
   average assets):
     The Company                          23,545       9.61%           9,803      4.0%
     The Bank                             23,182       9.46%           9,803      4.0%            12,254        5.0%

At December 31, 1999:
   Total capital (to risk-
   weighted assets):
     The Company                          23,486      17.23%         $10,906      8.0%
     The Bank                             22,936      16.82%          10,906      8.0%            13,633       10.0%

   Tier 1 capital (to risk-
   weighted assets):
     The Company                          21,833      16.02%           5,453      4.0%
     The Bank                             21,283      15.61%           5,453      4.0%             8,179        6.0%

   Tier 1 capital (to
   average assets):
     The Company                          21,833       9.86%           8,857      4.0%
     The Bank                             21,283       9.61%           8,857      4.0%            11,072        5.0%


14.   EARNINGS PER SHARE

            The calculations of basic and diluted earnings per share are as follows:

                                                                              2000            1999               1998
                                                                          ------------    -------------      -------------
Basic earnings per share:
   Net income                                                              $2,336,196       $2,153,490        $2,381,847
   Average common shares outstanding                                          784,605          782,950           793,458
   Net income per common share - basic                                          $2.98            $2.75             $3.00

Diluted earnings per share:
   Net income                                                               2,336,196        2,153,490         2,057,204
   Average common shares outstanding                                          784,605          782,950           811,694
   Stock option adjustment                                                     36,534           49,333            55,809
   Average common shares outstanding - diluted                                821,139          832,283           867,503
   Net income per common share - diluted                                        $2.85            $2.59             $2.37

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Company.

                                                        December 31, 2000                       December 31, 1999
                                                 --------------------------------        ---------------------------------
                                                                    Estimated                                   Estimated
                                                    Carrying            Fair                Carrying             Fair
                                                    Amount             Value                Amount               Value
                                                 ------------      -------------         ------------        -------------
Assets:
   Cash and cash equivalents                    $      645,817    $      645,817         $   3,469,304        $  3,469,304
   Interest-bearing deposits
      with banks                                     5,975,314         5,975,314             3,063,279           3,063,279
   Investment securities and
      stock in FHLB and FRB                         61,610,913        61,610,913            61,883,138          60,889,772
   Loans receivable, net                           174,795,647       175,551,335           146,710,367                -
   Loans held for sale                                 355,000           355,000               773,099             773,099
Liabilities:
   Savings, NOW and money
      market accounts                               96,251,723        96,251,723            84,530,443          84,530,443
   Time certificates                                71,199,037        71,209,125            70,501,000          70,439,300
   Long-term debt and other borrowed funds          54,950,903        55,187,033            44,798,378          46,058,410

        At December 31, 2000 and 1999, the Company had outstanding loan commitments and standby letters of credit of $6.4 million and $6.1 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

            Valuation Methodology
            ---------------------

                 Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

                 Investment Securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                 Mortgage-Backed Securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                 Loans Receivable and Loans Held for Sale - For conforming residential first-mortgage loans, the market price for loans with similar coupons and maturities was used. For nonconforming loans with maturities similar to conforming loans, the coupon was adjusted for credit risk. Loans which did not have quoted market prices were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products. Loans priced using the discounted cash flow method included residential construction loans, commercial real estate loans, and consumer loans. The estimated fair value of loans held for sale is based on the terms of the related sale commitments.

                 Deposits  -  The  fair  value  of  checking  accounts,   saving
accounts, and money market accounts was the amount payable on demand at the reporting date.

                 Time Certificates - The fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

                 Long-Term Debt and Other Borrowed Funds - These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

16.   CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

            Financial  information   pertaining  only  to  Tri-County  Financial
Corporation is as follows:

      Balance Sheets:

                                                           ASSETS

                                                                                             2000                 1999
                                                                                          -----------          -----------

       Cash - noninterest-bearing                                                         $   204,937          $       151
       Cash - interest-bearing                                                                280,000              719,068
       Accounts receivable                                                                     79,645               40,247
       Investment securities available-for-sale                                                34,679               28,002
       Investment in wholly owned subsidiary                                               23,067,087           20,564,441
                                                                                          -----------          -----------

            TOTAL ASSETS                                                                  $23,666,348          $21,351,909
                                                                                          ===========          ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             2000                 1999
                                                                                          -----------          -----------

   Current liabilities                                                                    $   236,526          $   236,526

   Stockholders' equity:
     Common stock                                                                               7,777                7,882
     Surplus                                                                                7,500,865            5,968,801
     Retained earnings                                                                     16,175,708           16,033,763
     Unearned ESOP shares                                                                    (139,599)            (176,565)
     Accumulated other comprehensive income                                                  (114,929)            (718,498)
                                                                                          -----------          -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                                                     $23,666,348          $21,351,909
                                                                                          ===========          ===========

   Condensed Statements of Income:

                                                                                    Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            2000            1999              1998
                                                                         -----------      ----------        ----------

   Dividends from subsidiary                                             $  500,000       $1,000,000        $  750,000
   Interest income                                                           27,510           42,675            13,882
   Loss on sale of investment securities                                       -                (605)             (391)
   Amortization and miscellaneous expenses                                  (90,391)         (97,844)          (76,671)
                                                                         ----------       ----------        ----------

   Income (loss) before income taxes and equity
     in undistributed net income of subsidiary                              437,119          944,226           686,820
   Federal and state income tax benefit                                        -              21,000            10,350
   Equity in undistributed net income of subsidiary                       1,899,077        1,188,264         1,684,677
                                                                         ----------       ----------        ----------

   NET INCOME                                                            $2,336,196       $2,153,490        $2,381,847
                                                                         ==========       ==========        ==========

Condensed Statements of Cash Flows:

                                                                            2000            1999              1998
                                                                         ----------      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $2,336,196      $2,153,490        $2,381,847
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Increase in investment in wholly owned subsidiary                  (1,899,077)     (1,188,264)       (1,684,677)
      Loss on sale of investment securities                                    -                605               391
      Increase in current assets                                            (39,398)        (28,513)          (10,350)
      Increase in current liabilities                                          -            186,893             9,696
                                                                         ----------      ----------        ----------

            Net cash provided by operating activities                       397,721       1,124,211           696,907
                                                                        -----------      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease interest-bearing deposits                        439,068        (677,177)           77,829
   Purchase of investment securities available-for-sale                      (6,677)         (3,637)         (633,861)
   Maturity or redemption of investment
      securities available-for-sale                                            -            200,000           408,500
                                                                         ----------      ----------        ----------

            Net cash provided (used) by investing activities                432,391        (480,814)         (147,532)
                                                                         ----------      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                          (236,595)       (157,034)         (102,498)
   Exercise of stock options                                                 53,676         126,160            41,835
   Net change in ESOP loan                                                   36,984          41,734           (12,600)
   Redemption of common stock                                              (479,391)       (657,150)         (473,636)
                                                                         ----------      ----------        ----------

            Net cash used in financing activities                          (625,326)       (646,290)         (546,899)
                                                                         ----------      ----------        ----------

INCREASE (DECREASE) IN CASH                                                 204,786          (2,893)            2,476

CASH AT BEGINNING OF YEAR                                                       151           3,044               568
                                                                         ----------      ----------        ----------

CASH AT END OF YEAR                                                      $  204,937      $      151        $    3,044
                                                                         ==========      ==========        ==========

17.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

           A summary of selected consolidated quarterly financial data for the two years ended December 31, 2000 is reported as follows:

                                                   2000                                             1999
                              ----------------------------------------------    ------------------------------------------------
                               Fourth      Third        Second       First        Fourth      Third      Second       First
                               Quarter     Quarter      Quarter     Quarter      Quarter     Quarter     Quarter      Quarter
                               -------     -------      -------     --------     -------     -------     -------      -------

Interest and dividend income  $4,829,400  $4,637,439  $4,487,475  $4,335,248    $4,027,289  $3,954,875  $3,953,604   $3,917,562
Interest expenses              2,619,502   2,470,503   2,289,364   2,048,121     1,992,563   1,873,664   1,805,625    1,769,327
                              ----------  ----------  ----------  ----------    ----------  ----------  ----------   ----------

Net interest income            2,209,898   2,166,936   2,198,111   2,287,127     2,034,726   2,081,211   2,147,979    2,148,235
Provision for loan loss           90,000      90,000      90,000      90,000        60,000      60,000      60,000       60,000
                              ----------  ----------  ----------  ----------    ----------  ----------  ----------   ----------
Net interest income after
  provision for loan loss      2,119,898   2,076,936   2,108,111   2,197,127     1,974,726   2,021,211   2,087,979    2,088,235
Noninterest income               470,936     300,658     309,275     292,119       302,599     282,440     341,283      345,142
Noninterest expense            1,580,431   1,553,978   1,631,991   1,565,464     1,838,168   1,533,172   1,574,817    1,329,968

Income before income taxes     1,010,403     823,616     785,395     923,782       439,157     770,479     854,445    1,103,409
Provision for income taxes       352,000     279,000     276,000     300,000         7,248     271,752     315,000      420,000
Net income                       658,403     544,616     509,395     623,782       431,909     498,727     539,445      683,409

Earnings per common share:
   Basic                           $0.85       $0.69       $0.65       $0.79         $0.56       $0.72       $0.60       $0.87
                                   =====       =====       =====       =====         =====       =====       =====       =====

   Diluted                         $0.82       $0.66       $0.62       $0.75         $0.54       $0.67       $0.57       $0.81
                                   =====       =====       =====       =====         =====       =====       =====       =====


                                          SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRI-COUNTY FINANCIAL CORPORATION


Date: March 28, 2001                By: /s/ Michael L. Middleton
                                        ----------------------------------------
                                        Michael L. Middleton
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael L. Middleton                By: /s/ William J. Pasenelli
    -------------------------------             --------------------------------
    Michael L. Middleton                        William J. Pasenelli
    (Director, President and Chief              (Chief Financial and Accounting
     Executive Officer)                         Officer

Date: March 28, 2001                        Date: March 28, 2001


By: /s/ C. Marie Brown                      By: /s/ Herbert N. Redmond, Jr.
    -------------------------------             --------------------------------
    C. Marie Brown                              Herbert N. Redmond, Jr.
    (Director and Chief Operating Officer)      (Director)

Date: March 28, 2001                        Date: March 28, 2001


By: /s/ Beaman Smith                        By: /s/ W. Edelen Gough, Jr.
    -------------------------------             --------------------------------
    Beaman Smith                                W. Edelen Gough, Jr.
    (Director and Secretary/Treasurer)          (Director)

Date: March 28, 2001                        Date: March 28, 2001


By: /s/ Louis P. Jenkins, Jr.               By: /s/ Catherine A. Askey
    -------------------------------             --------------------------------
    Louis P. Jenkins, Jr.                       Catherine A. Askey
    (Director)                                  (Director)

Date: March 28, 2001                        Date: March 28, 2001