Form 10-Q
period 2001-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2001-05-14
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______



                         Commission File Number 0-18279


                        TRI-COUNTY FINANCIAL CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                            52-1652138
----------------------------------                           ------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                           20601
-------------------------------------------                      ------------
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

     As of May 5,  2001  registrant  had  outstanding  772,756  shares of Common
Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                                  INDEX
---------                                                                  -----

PART I - FINANCIAL INFORMATION                                             PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2001
       and December 31, 2000                                                3

     Consolidated Statements of Income and Comprehensive Income -
       Three Months Ended March 31, 2001 and 2000                           4

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 2001 and 2000                                       5-6

     Notes to Consolidated Financial Statements                             7

Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           8-11

Item 3 -  Quantitative and Qualitative Disclosure about Market Risk         11

PART II - OTHER INFORMATION                                                 12
   Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES                                                                  13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2001 AND DECEMBER 31, 2000

                                                   ASSETS
                                                                             March 31, 2001    December 31, 2000
Cash and due from banks                                                      $  1,188,423        $    645,817
Interest-bearing deposits with banks                                            6,630,630           5,975,314
Investment securities available for sale - at fair value                       54,974,320          56,860,996
Investment securities held to maturity - at amortized cost                      1,497,509           1,714,367
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost              3,035,550           3,035,550
Loans held for sale                                                               349,550             355,000
Loans receivable - net of allowance for loan losses
of $2,022,460 and $1,929,531, respectively                                    181,850,964         172,090,088
Premises and equipment, net                                                     4,576,490           4,495,431
Foreclosed real estate                                                            176,626             176,626
Accrued interest receivable                                                     1,251,374           1,353,658
Other assets                                                                    1,871,471           1,636,609
                                                                             ------------        ------------

                                                                             $257,402,907        $248,339,456
                                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                 $ 13,094,880        $ 12,537,649
Interest-bearing deposits                                                     159,704,221         155,268,350
                                                                             ------------        ------------
Total deposits                                                                172,799,101         167,805,999
Short-term borrowings                                                          10,774,595          13,550,903
Long-term debt                                                                 46,650,000          41,400,000
Accrued expenses and other liabilities                                          2,686,275           2,152,732
                                                                             ------------        ------------

Total liabilities                                                             232,909,971         224,909,634
                                                                             ------------        ------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 779,247 and 777,680 shares, respectively                                     7,792               7,777
Surplus                                                                         7,545,603           7,500,865
Retained earnings                                                              16,705,857          16,175,708
Accumulated other comprehensive income (loss)                                     336,299            (114,929)
Unearned ESOP shares                                                             (102,615)           (139,599)
                                                                             ------------        ------------
Total stockholders' equity                                                     24,492,936          23,429,822
                                                                             ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $257,402,907        $248,339,456
                                                                             ============        ============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                  2001              2000
INTEREST INCOME:
   Interest and fees on loans                                                 $ 3,810,273       $ 3,264,905
   Taxable interest and dividends on investment securities                      1,076,151         1,050,049
   Interest on bank deposits                                                       21,797            20,294
                                                                              -----------       -----------
        Total interest revenues                                                 4,908,221         4,335,248
                                                                              -----------       -----------
INTEREST EXPENSE:
   Interest on deposits                                                         1,694,262         1,410,626
   Interest on long term debt                                                     201,571           299,712
   Interest on other borrowings                                                   591,386           337,783
                                                                              -----------       -----------
        Total interest expenses                                                 2,487,219         2,048,121
                                                                              -----------       -----------

NET INTEREST INCOME                                                             2,421,002         2,287,127
PROVISION FOR LOAN LOSSES                                                          90,000            90,000
                                                                              -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             2,331,002         2,197,127
                                                                              -----------       -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                               34,959            15,692
   Net gain on sale of loans held for sale                                         23,868            39,142
   Service charges                                                                272,153           228,942
   Other                                                                           16,548             8,343
                                                                              -----------       -----------
        Total noninterest income                                                  347,528           292,119
                                                                              -----------       -----------

NONINTEREST EXPENSE:
   Salary and employee benefits                                                   960,295           889,901
   Occupancy expense                                                              144,376           158,673
   Deposit insurance and surety bond premiums                                       7,940             7,989
   Data processing expense                                                        105,984            91,384
   Advertising                                                                     47,162            43,752
   Depreciation                                                                    53,385            53,455
   Other                                                                          362,607           322,371
                                                                              -----------       -----------
        Total noninterest expenses                                              1,681,749         1,567,524
                                                                              -----------       -----------

INCOME BEFORE INCOME TAXES                                                        996,781           921,722
INCOME TAXES                                                                      348,000           300,000
                                                                              -----------       -----------
NET INCOME                                                                        648,781           621,722

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding gains (losses) arising during the period                451,228          (203,133)
                                                                              -----------       -----------
COMPREHENSIVE INCOME                                                          $ 1,100,009       $   418,589
                                                                              ===========       ===========

EARNINGS PER SHARE
   Basic                                                                              .83               .79
   Diluted                                                                            .80               .75

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ------------------------------
                                                                                 2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    648,781      $    621,722
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                                       90,000            90,000
   Depreciation and amortization                                                   77,550            77,350
   Net amortization of premium/discount on
   investment securities                                                           10,485           (12,896)
   Deferred income tax benefit                                                   (109,000)          (27,000)
   Decrease (increase) in accrued interest receivable                             102,284            (7,385)
   Decrease in deferred loan fees                                                  (4,734)          (59,365)
   Increase in accounts payable, accrued expenses,
   and other liabilities                                                          533,543           756,212
   (Increase) Decrease  in other assets                                          (359,777)          264,265
   Gain on disposal of premises and equipment                                      (8,386)                -
   Origination of loans held for sale                                            (840,450)       (1,374,774)
   Gain on sales of loans held for sale                                           (23,869)          (39,142)
   Proceeds from sale of loans held for sale                                      858,869         1,850,865
                                                                             ------------      ------------

          Net cash provided by operating activities                               975,296         2,139,852
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits with banks                          (655,316)       (1,467,348)
   Purchase of investment securities available for sale                        (6,543,175)       (3,181,024)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                 9,104,510         4,269,615
   Purchase of investment securities held to maturity                                   -          (200,000)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                     216,858           479,388
   Loans originated or acquired                                               (22,289,790)      (17,802,236)
   Principal collected on loans                                                12,454,548        11,724,776
   Proceeds from disposal of premises and equipment                                 8,963                 -
   Purchase of premises and equipment                                            (159,188)         (126,987)
   Acquisition of foreclosed real estate                                                -          (108,877)
   Purchase of FHLB and Federal Reserve stock                                           -          (150,000)
                                                                             ------------      ------------

       Net cash used in investing activities                                   (7,862,590)       (6,562,693)
                                                                             ------------      ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                 2001              2000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                   $ 4,993,102      $    821,259
   Proceeds from long-term borrowings                                          10,250,000                 -
   Payments of long-term borrowings                                            (5,000,000)      (10,000,000)
   Net (decrease) increase in short-term borrowings                            (2,776,308)       10,554,650
   Exercise of stock options                                                       31,817            35,980
   Net change in unearned ESOP shares                                              49,967            36,984
   Redemption of common stock                                                    (118,678)         (137,752)
      Net cash provided by financing activities
                                                                                7,429,900         1,311,121
                                                                              -----------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  542,606        (3,111,720)

CASH AND CASH EQUIVALENTS - JANUARY 1                                             645,817         3,469,304
                                                                              -----------      ------------

CASH AND CASH EQUIVALENTS - MARCH 31                                          $ 1,188,423      $    357,584
                                                                              ===========      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                                      $ 2,507,816      $  1,905,011
                                                                              ===========      ============
Income taxes                                                                  $   175,000      $          -
                                                                              ===========      ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.        BASIS OF PRESENTATION

          General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2001 presentation.

          It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.        EARNINGS PER SHARE

          Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                      2001                2000
                       Basic                         778,677            787,184
                       Diluted                       809,893            828,903

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation's (the "Company's") goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the
Company's ability to achieve its financial and other goals. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the "Bank"), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank.
Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems. The Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank's percentage of assets invested in either residential first mortgage lending and investment securities has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has also declined. Management believes that these changes will enhance the Bank's overall long-term financial performance.

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate.

In the last several months, the national and local economy has slowed its rate of growth. While the local economy remains strong, any sustained slowing of economic activity or local or national recession would be likely to have an impact on the Bank's operations. In addition, the continued cutting of certain short term interest rates by the Federal Reserve in response to the slowing economy may have a negative impact on the Bank's interest income, particularly on the Bank's prime based lending products.

The Bank has also sought to increase its sources of noninterest income through fees gathered on transactional accounts as well as by the sale of non-deposit products including investments. These fees have continued to grow over the last several quarters, while the Bank's fee income from the residential mortgage lending business has decreased due to the Bank's shift in lending emphasis. Management believes that the Bank's strong local focus and responsiveness to customers will enable it to increase its fee income over time.

SELECTED FINANCIAL DATA

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                    ---------
                                                                                2001           2000
Condensed Income Statement
Interest Income                                                             $ 4,908,221    $ 4,335,248
Interest Expense                                                              2,487,219      2,048,121
Net Interest Income                                                           2,421,002      2,287,127
Provision for Loan Losses                                                        90,000         90,000
Noninterest Income                                                              347,528        292,119
Noninterest Expenses                                                          1,681,749      1,567,524
Income Before Income Taxes                                                      996,781        921,722
Income Tax Expense                                                              348,000        300,000
Net Income                                                                      648,781        621,722

Per Common Share
Basic Earnings                                                              $       .83    $       .79
Diluted Earnings                                                                    .80            .75
Book Value                                                                        31.43          26.94








RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2001 totaled $648,781 ($.83 basic and $.80 fully diluted earnings per share) compared with a total of $621,722 ($.79 basic and $.75 fully diluted earnings per share) for the same period in the prior year. This increase of $27 thousand or 4.4% was caused by several factors. Net income was positively affected by the growth in the Bank's net interest income, as well as growth in the Bank's noninterest income; this was partially offset by an increase in noninterest expenses and income tax expense.

Interest income increased to $4.9 million in the current period compared to $4.3 million for the same period in the prior year. This increase of $573 thousand or 13.2% was caused primarily by an increase in loans receivable and other interest earning assets over the same period in the prior year. This increase in interest earning assets was partially offset by a slight decrease in interest yields on interest earning assets.

Interest expense increased to $2.5 million in the period ending March 31, 2001 as compared to $2.1 million in the same period in the prior year an increase of $439 thousand or 21.4%. This increase was due to higher balances of deposits and long and short- term borrowings as well as an increase in average rates paid on these balances. Net interest income before provision for credit losses increased by $134 thousand or 5.9% due to the factors noted above.

Provision for loan losses was comparable to the prior year with provision expense of $90 thousand for the periods ending March 31, 2001 and 2000. Management will continue to periodically review its allowance for loan losses and the related provision. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $348 thousand for the three month period ending March 31, 2001, an increase of $55 thousand or 19% over the prior year total of $292 thousand. Increases in service charges on deposit accounts and certain loan service fees offset a decrease in gains on sales of loans. Service charges increased because growth in deposits has been concentrated in demand deposit type accounts which tend to generate higher fees.

Noninterest expense for the three month period increased by $114 thousand or 7.3% to $1.7 million from $1.6 million in the same period for the prior year. Expense increases were primarily in personnel, data processing, and other expenses and were needed to support increased levels of loans and deposits. Occupancy costs declined as a result of decreases in required repairs and maintenance at several branch locations.

Income taxes increased to $348 thousand or 34.9% or pretax income in the current year compared to $300 thousand or 32.5% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior year, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri- County Investment Corporation ("TCIC") was not subject to the state income tax . In the current year, reductions in the assets invested in TCIC have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2001 grew $9.1 million to $257.4 million from the December 31, 2000 level of $248.3 million. The Bank's loan portfolio grew by $9.8 million or 5.7% during the three month period ending March 31, 2001. The growth in the loan portfolio was partially offset by decreases in certain other asset types during the same period. The allowance for loan losses was maintained at a level believed by management to be adequate to absorb losses consistent with the risk profile of the loan portfolio. At March 31, 2001 the Bank's allowance for loan losses totals $2.0 million or 1.11% of loan balances as compared to $1.9 million or 1.12% of loan balances at December 31, 2000. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Investment securities, including both the available for sale and held to maturity portfolios, decreased from $58.6 million to $56.5 million a decrease of $2.1 million or 3.6%. Reductions in the investment portfolio were primarily the result of certain callable bonds being redeemed. These reductions in principal were partially offset by an increase in the market value of certain available for sale securities. In general, the cash generated by the principal reductions of the investment portfolio has been used to fund loan growth. Cash and due from banks increased by $543 thousand, or 84% from December 31, 2000's total. Interest-bearing deposits with banks increased by $655 thousand or 11.0% during the quarter to $6.6 million at March 31, 2001. The level of property and equipment balances increased $81,059 primarily due to upgrades of computer equipment and premises.

Liabilities

Deposit balances increased by $5.0 million or 3.0% for the three months ended March 31, 2000. The Bank continues to aggressively market its deposit products in the Southern Maryland area. The recent declines in certain segments of the equities markets as well as the apparent slowing of the economy may also have contributed to the deposit increase as alternative investments became less attractive. Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings increased by a total of $2.5 million or 4.5% over December 2000 balances. Other liabilities also increased by $500 thousand or 24.8%.

Stockholders' Equity

Stockholders' equity increased $1.1 million or 4.5% to $24.5 million at March 31, 2001 compared to $23.4 million at December 31, 2000. This reflects the net income of $648,781 for the three month period and a $451,228 increase in accumulated other comprehensive income. Reductions in equity occurred as a result of using $118,678 to purchase shares in the open market and retire them. Book value on a per share basis, $31.43 at March 31, 2001, as compared to $30.13 at December 31, 2000, reflects a 4.3% increase, in line with the change in stockholder's equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the three months ended March 31, 2001, the Company purchased 4,580 shares for $118,678. Additional stock acquisitions and retirements may be considered in the future. The Company has $800 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

The Bank may borrow up to 35% of consolidated Bank assets on a line available from the Federal Home Loan Bank of Atlanta. As of March 31, 2001, the maximum available under this line would be $90 million, while current outstanding advances totaled $56.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2001, the Bank's tangible, leverage and risk-based capital ratios were 8.99%, 8.91% and 14.03%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

ITEM 3 Quantitative and qualitative Disclosure about Market Risk

Not applicable.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------






Item 6 - Exhibits and reports on Form 8-K


     A.   Exhibits Not Applicable

     B. During the quarter for which this Form 10-Q is being filed, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TRI-COUNTY FINANCIAL CORPORATION:



Date:  May 14, 2001                        By: /s/ Michael L. Middleton
       -----------------------                ----------------------------------
                                              Michael L. Middleton, President
                                              and Chairman of the Board



Date:  May 14, 2001                        By: /s/ William J. Pasenelli
       -----------------------                ----------------------------------
                                              William J. Pasenelli, Executive
                                              Vice President and Chief
                                              Financial Officer