Form 10-Q
period 2001-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2001-08-10
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission File Number 0-18279
                         -------------------------------

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

     As of July 31, 2001 registrant had outstanding 765,182 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q
INDEX
--------------------------------


PART I - FINANCIAL INFORMATION                                             PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2001
       and December 31, 2000                                                 2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Six Months Ended June 30, 2001 and 2000                     3

     Consolidated Statements of Cash Flows - Six  Months
       Ended June 30, 2001 and 2000                                        4 - 5

     Notes to Consolidated Financial Statements                              6

   Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7 - 11

   Item 3 - Quantitative and Qualitative Disclosure About Market Risk       11

   Item 4 - Submission of Matters to Vote of Security Holders               12


PART II - OTHER INFORMATION                                                 12

   Item 4 - Submission of Matters to Vote of Security Holders               12

   Item 6 - Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                  13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS  JUNE 30, 2001 AND DECEMBER 31, 2000

                                                     ASSETS

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2001             2000

Cash and due from banks                                                             $ 1,168,314     $    645,817
Interest-bearing deposits with banks                                                  6,105,148        5,975,314
Investment securities available for sale - at fair value                             50,434,118       56,860,996
Investment securities held to maturity - at amortized cost                            1,400,167        1,714,367
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                    3,035,550        3,035,550
Loans held for sale                                                                     979,849          355,000
Loans receivable - net of allowance for loan losses
of $2,109,889 and $1,929,531, respectively                                          185,569,032      172,090,088
Premises and equipment, net                                                           4,628,832        4,495,431
Foreclosed real estate                                                                  176,626          176,626
Accrued interest receivable                                                           1,319,252        1,353,658
Other assets                                                                          1,991,437        1,636,609
                                                                                   ------------     ------------
                                                                                   $256,808,325     $248,339,456
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                       $ 14,543,901     $ 12,537,649
Interest-bearing deposits                                                           163,543,901      155,268,350
                                                                                   ------------     ------------
Total deposits                                                                      178,356,231      167,805,999
Short-term borrowings                                                                 5,159,816       13,550,903
Long-term debt                                                                       46,650,000       41,400,000
Accrued expenses and other liabilities                                                2,176,626        2,152,732
                                                                                   ------------     ------------
Total liabilities                                                                   232,342,673      224,909,634
                                                                                   ------------     ------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 766,956 and 777,680 shares, respectively                                           7,670            7,777
Surplus                                                                               7,545,603        7,500,865
Retained earnings                                                                    16,720,876       16,175,708
Accumulated other comprehensive income                                                  294,118         (114,929)
Unearned ESOP shares                                                                   (102,615)        (139,599)
                                                                                   ------------     ------------
Total stockholders' equity                                                           24,465,652       23,429,822
                                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $256,808,325     $248,339,456
                                                                                   ============     ============


See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     --------------------------   -------------------------
                                                                        2001             2000        2001          2000
INTEREST INCOME:
   Interest and fees on loans                                        $ 3,819,797    $ 3,426,817   $ 7,630,070   $ 6,691,722
   Taxable interest and dividends on investment securites                807,156      1,031,033     1,883,307     2,081,082
   Interest on bank deposits                                              22,333         29,625        44,130        49,919
                                                                     -----------    -----------   -----------   -----------
        Total interest revenues                                        4,649,286      4,487,475     9,557,507     8,822,723
                                                                     -----------    -----------   -----------   -----------

INTEREST EXPENSE:
   Interest on deposits                                                1,603,996      1,512,282     3,298,258     2,922,908
   Interest on long term debt                                            658,930        465,428     1,250,316       765,140
   Interest on other borrowings                                           53,775        311,654       255,346       649,437
                                                                     -----------    -----------   -----------   -----------
        Total interest expenses                                        2,316,701      2,289,364     4,803,920     4,337,485
                                                                     -----------    -----------   -----------   -----------

NET INTEREST INCOME                                                    2,332,585      2,198,111     4,753,587     4,485,238
PROVISION FOR LOAN LOSSES                                                 90,000         90,000       180,000       180,000
                                                                     -----------    -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    2,242,585      2,108,111     4,573,587     4,305,238
                                                                     -----------    -----------   -----------   -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                      61,940         23,436        96,899        39,128
   Net gain on sale of loans held for sale                                60,867         19,406        84,735        58,548
   Service charges                                                       224,540        258,116       496,693       487,058
   Other                                                                   6,511          8,317        23,059        16,660
                                                                     -----------    -----------   -----------   -----------
        Total noninterest income                                         353,858        309,275       701,386       601,394
                                                                     -----------    -----------   -----------   -----------
NONINTEREST EXPENSE:
   Salary and employee benefits                                          879,437        916,539     1,839,732     1,804,379
   Occupancy expense                                                     160,430        145,259       304,806       303,932
   Deposit insurance and surety bond premiums                             23,586         25,596        59,469        48,318
   Data processing expense                                                70,623         65,276       176,607       156,660
   Advertising                                                            65,718         87,220       112,880       130,972
   Depreciation                                                           63,301         54,562       116,686       108,017
   Other                                                                 346,009        337,539       680,673       645,177
                                                                     -----------    -----------   -----------   -----------
        Total noninterest expenses                                     1,609,104      1,631,991     3,290,853     3,197,455
                                                                     -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                               987,339        785,395     1,984,120     1,709,177
INCOME TAXES                                                             335,700        276,000       683,700       576,000
                                                                     -----------    -----------   -----------   -----------
NET INCOME                                                               651,639        509,395     1,300,420     1,133,177

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding gains (losses) arising during the period       (42,181)        22,021       409,047      (181,112)
                                                                     -----------    -----------   -----------   -----------
COMPREHENSIVE INCOME                                                 $   609,458    $   531,416   $ 1,709,467   $   952,065
                                                                     ===========    ===========   ===========   ===========
EARNINGS PER SHARE
   Basic                                                                     .84            .65          1.68          1.44
   Diluted                                                                   .81            .62          1.61          1.38

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ----------------------------
                                                                                       2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 1,300,420      $ 1,133,177
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                                            180,000          180,000
   Depreciation and amortization                                                        165,100          156,750
   Net amortization of premium/discount on
   investment securities                                                                 24,553          (12,409)
   Deferred income tax benefit                                                         (109,000)         (49,000)
   Decrease (increase) in accrued interest receivable                                    34,406         (133,060)
   Decrease in deferred loan fees                                                       (22,498)         (58,241)
   Increase in accounts payable, accrued expenses,
   and other liabilities                                                                 23,894           14,948
   Decrease (Increase) in other assets                                                 (457,134)         164,264
   Gain on disposal of premises and equipment                                            (8,386)               -
   Origination of loans held for sale                                                (4,582,681)      (1,605,274)
   Gain on sales of loans held for sale                                                 (84,735)         (58,548)
   Proceeds from sale of loans held for sale                                          5,292,265        2,219,421
                                                                                    -----------      -----------
          Net cash provided by operating activities                                   1,756,204        1,952,028
                                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits with banks                                (129,834)      (2,212,094)
   Purchase of investment securities available for sale                             (11,504,288)      (8,586,841)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                      18,526,965        8,807,902
   Purchase of investment securities held to maturity                                  (100,000)        (200,000)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                           414,200          726,269
   Loans originated or acquired                                                     (43,938,943)     (33,736,415)
   Principal collected on loans                                                      29,052,799       19,266,682
   Proceeds from disposal of premises and equipment                                       8,963
   Purchase of premises and equipment                                                  (299,077)        (160,364)
   Acquisition of foreclosed real estate                                                      -          (55,777)
   Purchase of FHLB and Federal Reserve stock                                                 -         (391,550)
                                                                                    -----------      -----------
       Net cash used in investing activities                                         (7,969,215)     (16,542,188)
                                                                                    -----------      -----------

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    ----------------------------
                                                                                       2001             2000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                         $10,550,232      $ 4,125,304
   Proceeds from long-term borrowings                                                10,250,000                -
   Payments of long-term borrowings                                                  (5,000,000)     (15,000,000)
   Net increase (decrease) in other borrowed funds                                   (8,391,087)      22,764,319
   Exercise of stock options                                                             31,817           36,402
   Net change in unearned ESOP shares                                                    49,967           36,984
   Dividends paid                                                                      (309,204)        (236,595)
   Redemption of common stock                                                          (446,217)        (144,122)
                                                                                    -----------      -----------
      Net cash provided by financing activities                                       6,735,508       11,582,292
                                                                                    -----------      -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        522,497       (3,007,868)

CASH AND CASH EQUIVALENTS - JANUARY 1                                                   645,817        3,469,304
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS - JUNE 30                                                 $ 1,168,314      $   461,436
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                                            $ 4,827,084      $ 4,185,240
                                                                                    ===========      ===========
Income taxes                                                                        $   896,000      $   475,000
                                                                                    ===========      ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2001 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.   EARNINGS PER SHARE

     Basic  and  diluted   earnings  per  share  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                               ---------------------------
                                                 2001               2000
             Basic                             775,317            787,597
             Diluted                           806,309            822,707

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

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank's percentage of assets invested in either residential first mortgage lending or investment securities has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined. Management believes that these changes will enhance the Bank's overall long-term financial performance.

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management reviews certain loans individually as well as assesses the overall trends and payment patterns of certain groups of loans. Based upon this review, management believes that its allowance for loan losses is adequate.

During the first six months of 2001, due to changes in local zoning ordinances severely restraining building permits, one borrower could not meet the financial obligations of his $1.2 million loan. The Bank negotiated with this borrower and agreed to accept a deed in lieu of foreclosure on July 12, 2001. The property was transferred to Community Mortgage Corporation of Tri-County, (a wholly owned subsidiary of the Bank) on this date. As of June 30, 2001, the loan is reflected in the assets of the Bank as a loan. Management has reviewed the value of the property received and related costs and accrued interest, approximately $1.3 million, and has concluded that no write down of the property value is required. The value of the property will be reviewed periodically, and any necessary reduction in the carrying value of the property will be reflected in the results of operations. Other than the loan mentioned above, no significant deterioration in the timeliness of payments received from borrowers has been noted.

In the last several months, growth in the national and local economy has slowed dramatically. While the local economy remains strong, any sustained further slowing of economic activity or a local or national recession would be likely to have an impact on the Bank's operations. In addition, the continued cutting of certain short term interest rates by the Federal

Reserve in response to the slowing economy may have a negative impact on the Bank's interest income, particularly on the Bank's prime based lending products.

The Bank has also sought to increase its sources of non-interest income through fees gathered on transactional accounts as well as by the sale of non-deposit products including investments. These fees have continued to grow over the last several quarters. The Bank also originates and sells residential mortgages to earn fee income, although this source of fee income varies as the interest rate environment changes. Management believes that the Bank's strong local focus and responsiveness to customers will enable it to increase its fee income over time.

The Bank currently operates eight full service and one micro branch offices in its market area consisting of Charles, St. Mary's, and Calvert counties in Maryland. The Bank intends to close one micro branch and open one full service branch in the third quarter of 2001 . The full service branch will open in temporary quarters while the branch's permanent building is being constructed. The addition of the new branch will require additional personnel and other resources which will result in increased expenses. The Bank will continue to seek opportunities to expand its branch network.


SELECTED FINANCIAL DATA

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                           ------------------------
                                              2001           2000
Condensed Income Statement
Interest Income                            $9,557,507    $8,822,723
Interest Expense                            4,803,920     4,337,485
Net Interest Income                         4,753,587     4,485,238
Provision for Loan Losses                     180,000       180,000
Non-interest Income                           701,386       601,394
Non-interest Expenses                       3,290,853     3,197,455
Income Before Income Taxes                  1,984,120     1,709,177
Income Tax Expense                            683,700       576,000
Net Income                                  1,300,420     1,133,177


Per Common Share
Basic Earnings                                  $1.68         $1.44
Diluted Earnings                                 1.61          1.38
Book Value                                      31.90         27.61

RESULTS OF OPERATIONS

Net income for the six month period ended June 30, 2001 totaled $1,300,420 ($1.68 basic and $1.61 fully diluted earnings per share) compared with a total of $1,133,177 ($1.44 basic and $1.38 fully diluted earnings per share) for the same period in the prior year. This increase of $167 thousand or 14.8% was caused by several factors. Net income was positively affected by the growth in the Bank's net interest income, as well as growth in the Bank's non-interest income; this was partially offset by an increase in non-interest expenses and income tax expense.

Interest income increased to $9.6 million in the current period compared to $8.8 million for the same period in the prior year. This increase of $735 thousand or 8.3% was caused primarily by an increase in loans receivable and other interest earning assets over the same period in the prior year. This increase in interest earning assets was partially offset by a slight decrease in interest yields on interest earning assets.

Interest expense increased to $4.8 million in the period ending June 30, 2001 as compared to $4.3 million for the same period in the prior year an increase of $466 thousand or 10.8%. This increase was due to higher balances of deposits and long and short- term borrowings partially offset by a decrease in average rates paid on these balances. Net interest income before provision for credit losses increased by $268 thousand or 6.0% due to the factors noted above. As a result of these changes, the Bank's interest rate spread narrowed to 3.58% for the six months ended June 30, 2001 compared to 3.80% for the prior year period. Net interest margin fell to 3.88% from 4.08% between the periods

Provision for loan losses was comparable to the prior year with provision expense of $180 thousand for the periods ending June 30, 2001 and 2000. Management will continue to periodically review its allowance for loan losses and the related provision. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Non-interest income increased to $701 thousand for the six month period ending June 30, 2001, an increase of $100 thousand or 16.6% over the prior year total of $601 thousand. Increases in service charges on deposit accounts and certain loan service fees were supplemented by an increase in gains on sales of loans. Service charges increased because growth in deposits has been concentrated in demand deposit type accounts which tend to generate higher fees. Gain on sales of mortgage loansand loan appraisal, credit, and miscellaneous charges increased because a decrease in mortgage interest rates has led to a more active mortgage refinance market as well as increased production of fixed rate mortgages. Generally the Bank prefers to sell fixed rate mortgages to generate current income rather than holding them in its loan portfolio. The volume of refinancing activity is driven by the direction and level of interest rates and may be expected to decline if interest rates stabilize or increase.

Non-interest expense for the six month period increased by $93 thousand or 2.9% to $3.3 million from $3.2 million in the same period for the prior year. Expense increases were primarily in personnel, data processing, and other expenses and were needed to support increased levels of loans and deposits. The Bank anticipates that the new branch will increase its non-interest expense inthe third quarter.

Income taxes increased to $684 thousand or 34.5% of pretax income in the current year compared to $576 thousand or 33.7% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior year, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri-County Investment Corporation ("TCIC") was not subject to the state income tax. In the current year, reductions in the assets invested in TCIC have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

Earnings Per Share

Primary earnings per share for the six months were $1.68 per share or $.24 higher than for the corresponding period in 2000. This is reflective of the changes in net income and the retirement of certain shares as noted below. Diluted earnings per share for the period was $1.61 as compared to $1.38 an increase of $.23, which is reflective of the factors noted above.


RESULTS OF OPERATIONS -- SECOND QUARTER

The Company's net income for the second quarter of 2001 as compared to the same period for the prior year increased to $652 thousand from $509 thousand for the second quarter of 2000, an increase of 27.9%. This increase was the result of the same factors noted in the change for the results of the first six months, continued increases in net interest income caused by higher assets, a slight decrease in non-interest expense, and increasing non-interest income related to residential first mortgage production and higher deposit balances. Interest income increased by $162 thousand or 3.6% from the same quarter in the prior year. During the same period, interest expense increased by $27 thousand or 1.2%. Net interest income increased slightly by $134 thousand or 6.1%. Non-interest income increased by $45 thousand or 14.4% in the second quarter of 2001, compared to the second quarter of 2000. This increase was the result of increases in income from loan service charges as well as by increased gains on selling residential mortgage loans was offset by declines in service charges on customer accounts. Total non-interest expense decreased by $23 thousand or 1.4% for the second quarter compared to the same period lastyear primarily due to a decrease in certain personnel related costs including accruals for benefits costs. Advertising expenses also decreased due to a lower level of advertising activity in the second quarter. Management expects that advertising costs will increase in the third quarter to levels comparable to the prior year. Other expenses increased based upon the increases in asset size, branch networks, level of deposits, and other factors. Basic earnings per share increased from $.65 to $.84 based on the lower number of shares outstanding and higher earnings. Fully diluted earnings per share increased from $.65 to $.81 based on the same factors.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2001 grew $8.5 million or 3.4% to $256.8 million from the December 31, 2000 level of $248.3 million. The Bank's loan portfolio grew by $13.5 million or 7.8% during the six month period ending June 30, 2001. The growth in the loan portfolio was partially offset by decreases in certain other asset types (primarily investments) during the same period. The allowance for loan losses was maintained at a level believed by management to be adequate to absorb losses consistent with the risk profile of the loan portfolio. At June 30, 2001 the Bank's allowance for loan losses totals $2.1 million or 1.15% of loan balances as compared to $1.9 million or 1.12% of loan balances at December 31, 2000. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Investment securities, including both the available for sale and held to maturity portfolios, decreased from $58.6 million to $51.8 million a decrease of $6.8 million or 11.6%. Reductions in the investment portfolio were primarily the result of certain callable bonds being redeemed as well as increases in the rate of principal repayment on certain mortgage backed securities. These reductions in principal were partially offset by an increase in the market value of certain available for sale securities. In general, the cash generated by the principal reductions of the investment portfolio has been used to fund loan growth. Cash and due from banks increased by $522 thousand, or 81% from December 31, 2000's total. Interest-bearing deposits with banks increased by $130 thousand or 2.2% during the quarter to $6.1 million at June 30, 2001. The level of property and equipment balances increased $133 thousand primarily due to upgrades of computer equipment and premises.

Liabilities

Deposit balances increased by $10.6 million or 6.3% for the six months ended June 30, 2001. The Bank continues to aggressively market its deposit products in the Southern Maryland area. The recent declines in certain segments of the equities markets as well as the apparent slowing of the economy may also have contributed to the deposit increase as alternative investments became less attractive. Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings decreased by a total of $3.1 million or 5.7% from December 2000 balances. Other liabilities also increased by $24 thousand or 1.1%.

Stockholders' Equity

Stockholders' equity increased $1.0 million or 4.4% to $24.5 million at June 30, 2001 compared to $23.4 million at December 31, 2000. This reflects the net income of $1.3 million for the six month period and a $409 thousand increase in accumulated other comprehensive income. Reductions in equity occurred as a result of using $446 thousand to purchase shares in the open market and retire them. Dividends paid during the first six months of the year totaled $309 thousand also reduced equity. Book value on a per share basis, $31.90 at June 30, 2001, as compared to $30.13 at December 31, 2000, reflects a 5.9% increase. Book value was increased by the increase in equity value as well as by the Company's purchase and retirement of outstanding shares for amounts less than book value.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the six months ended June 30, 2001, the Company purchased 16,871 shares for $446 thousand. Additional stock acquisitions and retirements may be considered in the future. The Company has $600 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line available from the Federal Home Loan Bank of Atlanta. As of June 30, 2001, the maximum available under this line would be $90 million, while current outstanding advances totaled $50.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain commercial real estate loans, and various investment securities. REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2001, the Bank's tangible, leverage and risk-based capital ratios were 8.99%, 8.91% and 14.03%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                        TRI-COUNTY FINANCIAL CORPORATION


                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On May 9, 2001, the Company held its Annual Meeting of Stockholders. The only matter voted on was the election of four directors. Set forth below are the results of the voting in the election of directors.

        Nominee                             For                       Withheld

        Catherine A. Askey                  503,134                     2,788
        Michael L. Middleton                479,486                    26,436
        C. Marie Brown                      503,134                     2,788
        Louis P. Jenkins, Jr.               503,134                     2,788

There were no broker non-votes. The terms of directors W. Edelen Gough, Jr., H. Beaman Smith and Herbert N. Redmond, Jr. continued after the meeting.


Item 6 - Exhibits and Reports on Form 8-K

          A.   Exhibits - Not Applicable

          B. During the quarter for which this Form 10-Q is being filed, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TRI-COUNTY FINANCIAL CORPORATION:



Date:  August 9, 2001                   By: /s/ Michael L. Middleton
                                            ------------------------------------
                                            Michael L. Middleton, President
                                            and Chairman of the Board





Date:  August 9, 2001                   By: /s/ William J. Pasenelli
                                            ------------------------------------
                                            William J. Pasenelli
                                            Chief Financial Officer