Form 10-Q
period 2001-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2001-11-13
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-Q

(MARK ONE)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                 (301) 843-0854
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of October 31, 2001 registrant had outstanding 755,523 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q
INDEX
--------------------------------



PART I - FINANCIAL INFORMATION                                             PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2001
       and December 31, 2000                                                2

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 2001 and 2000              3

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 2001 and 2000                                   4-5

     Notes to Consolidated Financial Statements                             6

Item 2 -  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           7-11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                  12



SIGNATURES                                                                 13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                     ASSETS
                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2001             2000
Cash and due from banks                                                            $  1,018,965     $    645,817
Interest-bearing deposits with banks                                                  5,683,925        5,975,314
Investment securities available for sale - at fair value                             42,539,932       56,860,996
Investment securities held to maturity - at amortized cost                            1,207,870        1,714,367
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                    3,035,550        3,035,550
Loans held for sale                                                                     451,000          355,000
Loans receivable - net of allowance for loan losses
of $2,225,738 and $1,929,531, respectively                                          188,889,385      172,090,088
Premises and equipment, net                                                           5,105,402        4,495,431
Foreclosed real estate                                                                  182,323          176,626
Accrued interest receivable                                                           1,177,472        1,353,658
Other assets                                                                          3,437,082        1,636,609
                                                                                   ------------     ------------
                                                                                   $252,728,906     $248,339,456
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                       $ 12,204,371     $ 12,537,649
Interest-bearing deposits                                                           165,311,170      155,268,350
                                                                                   ------------     ------------
Total deposits                                                                      177,515,541      167,805,999
Short-term borrowings                                                                   637,829       13,550,903
Long-term debt                                                                       46,650,000       41,400,000
Accrued expenses and other liabilities                                               $2,767,205        2,152,732
                                                                                   ------------     ------------
Total liabilities                                                                   227,570,575      224,909,634
                                                                                   ------------     ------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 755,523 and 777,680 shares, respectively                                           7,555            7,777
Surplus                                                                               7,545,603        7,500,865
Retained earnings                                                                    17,060,310       16,175,708
Accumulated other comprehensive income                                                  745,443         (114,929)
Unearned ESOP shares                                                                   (200,580)        (139,599)
                                                                                   ------------     ------------
Total stockholders' equity                                                           25,158,331       23,429,822
                                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $252,728,906     $248,339,456
                                                                                   ============     ============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------------    --------------------------
                                                                         2001            2000         2001            2000
INTEREST INCOME:
   Interest and fees on loans                                          $3,863,424     $3,555,423    $11,493,494    $10,247,145
   Taxable interest and dividends on investment securites                 746,375      1,057,890      2,629,682      3,138,972
   Interest on bank deposits                                               20,561         24,126         64,691         74,045
                                                                       ----------     ----------    -----------    -----------
        Total interest revenues                                         4,630,360      4,637,439     14,187,867     13,460,162
                                                                       ----------     ----------    -----------    -----------
INTEREST EXPENSE:
   Interest on deposits                                                 1,484,060      1,666,387      4,782,318      4,589,295
   Interest on long term debt                                             646,736        523,235      1,897,052      1,288,375
   Interest on other borrowings                                             2,008        280,881        257,354        930,318
                                                                       ----------     ----------    -----------    -----------
        Total interest expenses                                         2,132,804      2,470,503      6,936,724      6,807,988
                                                                       ----------     ----------    -----------    -----------

NET INTEREST INCOME                                                     2,497,556      2,166,936      7,251,143      6,652,174
PROVISION FOR LOAN LOSSES                                                  90,000         90,000        270,000        270,000
                                                                       ----------     ----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     2,407,556      2,076,936      6,981,143      6,382,174
                                                                       ----------     ----------    -----------    -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                       64,193         23,888        161,092         63,016
   Net gain on sale of loans held for sale                                 43,158         20,661        127,893         79,209
   Service charges                                                        230,495        249,872        727,188        736,930
   Other                                                                    6,560          6,237         29,619         22,897
                                                                       ----------     ----------    -----------    -----------
        Total noninterest income                                          344,406        300,658      1,045,792        902,052
                                                                       ----------     ----------    -----------    -----------
NONINTEREST EXPENSE:
   Salary and employee benefits                                         1,001,742        885,926      2,841,474      2,690,305
   Occupancy expense                                                      232,963        173,475        537,769        477,407
   Deposit insurance and surety bond premiums                              22,087          7,940         81,556         23,865
   Data processing expense                                                 63,967         60,884        240,574        217,544
   Advertising                                                            110,758         65,075        223,638        196,047
   Depreciation                                                            53,301         53,301        169,987        161,318
   Other                                                                  378,086        307,377      1,058,759        984,947
                                                                       ----------     ----------    -----------    -----------
        Total noninterest expenses                                      1,862,904      1,553,978      5,153,757      4,751,433
                                                                       ----------     ----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                                889,058        823,616      2,873,178      2,532,793
INCOME TAXES                                                              322,000        279,000      1,005,700        855,000
                                                                       ----------     ----------    -----------    -----------
NET INCOME                                                                567,058        544,616      1,867,478      1,677,793

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding gains (losses) arising during the period        451,325         41,344        860,372       (139,768)
                                                                       ----------     ----------    -----------    -----------
COMPREHENSIVE INCOME                                                   $1,018,383     $  585,960    $ 2,727,850    $ 1,538,025
                                                                       ==========     ==========    ===========    ===========
EARNINGS PER SHARE
   Basic                                                                    $0.71          $0.69          $2.42          $2.13
   Diluted                                                                  $0.68          $0.66          $2.33          $2.04

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  1,867,478     $  1,677,793
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                                            270,000          270,000
   Depreciation and amortization                                                        242,650          234,300
   Net amortization of premium/discount on
   investment securities                                                                 51,054          (86,055)
   Deferred income tax benefit                                                         (110,000)         (70,000)
   Decrease (increase) in accrued interest receivable                                   176,186         (158,325)
   Decrease in deferred loan fees                                                         9,585          (65,682)
   Increase in accounts payable, accrued expenses,
   and other liabilities                                                                614,473          366,063
  (Increase) Decrease in other assets                                                  (864,271)         283,729
   Gain on disposal of premises and equipment                                            (8,386)              --
   Origination of loans held for sale                                                (7,812,412)      (1,611,775)
   Gain on sales of loans held for sale                                                (127,893)         (79,209)
   Proceeds from sale of loans held for sale                                          8,036,305        2,240,082
                                                                                   ------------     ------------
          Net cash provided by operating activities                                   2,344,770        3,000,921
                                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase (decrease) in interest-bearing deposits with banks                      291,389       (1,191,908)
   Purchase of investment securities available for sale                             (20,961,399)     (14,991,734)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                      36,538,900       14,139,816
   Purchase of investment securities held to maturity                                  (100,000)        (200,000)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                           606,497          936,584
   Loans originated or acquired                                                     (69,123,620)     (50,091,738)
   Principal collected on loans                                                      50,579,419       31,818,648
   Proceeds from disposal of premises and equipment                                       8,963               --
   Purchase of premises and equipment                                                  (853,200)        (270,844)
   Acquisition of foreclosed real estate                                                 (5,697)              --
   Purchase of FHLB and Federal Reserve stock                                                --         (391,550)
                                                                                   ------------     ------------
       Net cash used in investing activities                                         (3,018,749)     (20,242,726)
                                                                                   ------------     ------------

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONTINUED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                        2001             2000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        $  9,709,542     $  7,677,615
   Proceeds from long-term borrowings                                                10,250,000               --
   Payments of long-term borrowings                                                  (5,000,000)     (15,000,000)
   Net (decrease) increase in other borrowed funds                                  (12,913,074)      21,946,483
   Exercise of stock options                                                             31,817           40,711
   Net change in unearned ESOP shares                                                   (47,998)          36,984
   Dividends paid                                                                      (309,204)        (236,595)
   Redemption of common stock                                                          (673,956)        (329,901)
                                                                                   ------------     ------------
      Net cash provided by financing activities                                       1,047,127       14,135,297
                                                                                   ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        373,148       (3,106,508)

CASH AND CASH EQUIVALENTS - JANUARY 1                                                   645,817        3,469,304
                                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS -SEPTEMBER  30                                           $  1,018,965     $    362,796
                                                                                   ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest                                                                           $  6,959,887     $  6,413,408
                                                                                   ============     ============
Income taxes                                                                       $  1,017,000     $    725,000
                                                                                   ============     ============
Noncash transfer from loans to other assets                                        $  1,273,320     $         --
                                                                                   ============     ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL
--------------------------------------------------------------------------------
STATEMENTS

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2001 presentation.

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

2.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                         2001             2000
                       Basic                            770,519         786,397
                       Diluted                          803,099         824,072

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation's (the "Company's") goals, strategies and expected outcomes; estimates of risks and future costs; and assessments of the Company's ability to achieve its financial and other goals. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

During the first nine months of 2001, due to changes in local zoning ordinances severely restraining building permits, one borrower could not meet the financial obligations of his $1.2 million loan. The Bank negotiated with this borrower and agreed to accept a deed in lieu of foreclosure on July 12, 2001. The property was transferred to a wholly owned subsidiary of the Bank on this date. As of September 30, 2001, this asset is reflected in the assets of the Bank under the "other assets" category. Management has reviewed the value of the property received and related costs and accrued interest, approximately $1.3 million, and has concluded that no write down of the property value is required. The value of the property will be reviewed periodically, and any necessary reduction in the carrying value of the property will be reflected in the results of operations. Management intends to aggressively pursue its rights with regard to this asset including possible legal action. Other than the loan mentioned above, no significant deterioration in the timeliness of payments received from borrowers has been noted.

Economic growth has slowed significantly in the last several months on both a regional and a national basis. This slowing was readily apparent prior to September 11, 2001. The terrorist attack and its related effects on the local economy have tended to further stifle economic activity regionally and nationally. While the economy is not yet technically in a recession (usually defined as two consecutive quarters of negative growth), there is a consensus of opinion that we are in the beginning of a recession. These economic conditions are likely to affect certain of the Bank's customers negatively and could lead to deterioration in the Bank's loan quality. In addition, the continued cutting of certain short term interest rates by the Federal Reserve in response to the slowing economy may have a negative impact on the Bank's interest income, particularly on the Bank's prime based lending products.

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

The Bank currently operates eight full service branch offices in its market area consisting of Charles, St. Mary's, and Calvert counties in Maryland. The Bank has closed one micro branch and opened one full service branch in the third quarter of 2001. The full service branch has opened in temporary quarters while the branch's permanent building is being constructed. The addition of the new branch will require additional personnel and other resources which will result in increased expenses. The closure of the micro-branch is not expected to significantly affect expenses. In addition to these changes, the Bank is moving an existing branch from a rented building to a newly constructed facility. The new building is owned by the Bank. This facility will open in the fourth quarter of 2001, at the same time the old branch is closed. The Bank will continue to seek opportunities to expand its branch network.


SELECTED FINANCIAL DATA

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                 -------------
                                              2001            2000
Condensed Income Statement
Interest Income                           $14,187,867     $13,460,162
Interest Expense                            6,936,724       6,807,988
Net Interest Income                         7,251,143       6,652,174
Provision for Loan Losses                     270,000         270,000
Noninterest Income                          1,045,792         902,052
Noninterest Expenses                        5,153,757       4,751,433
Income Before Income Taxes                  2,873,178       2,523,793
Income Tax Expense                          1,005,700         855,000
Net Income                                  1,867,478       1,677,793


Per Common Share
Basic Earnings                                  $2.42           $2.13
Diluted Earnings                                 2.33            2.04
Book Value                                      33.30           28.13

RESULTS OF OPERATIONS - YEAR TO DATE

Net income for the nine month period ended September 30, 2001 totaled $1,867,478 ($2.42 basic and $2.33 fully diluted earnings per share) compared with a total of $1,677,793 ($2.13 basic and $2.04 fully diluted earnings per share) for the same period in the prior year. This increase of $190 thousand or 11.3% was caused by several factors. Net income was positively affected by the growth in the Bank's net interest income, as well as growth in the Bank's noninterest income; this was partially offset by an increase in noninterest expenses and income tax expense.

Interest income increased to $14.2 million in the current period compared to $13.5 million for the same period in the prior year. This increase of $728 thousand or 5.4% was caused primarily by an increase in loans receivable and other interest earning assets over the same period in the prior year. This increase in interest earning assets was partially offset by a decrease in interest yields on interest earning assets.

Interest expense increased to $6.9 million in the period ending September 30, 2001 as compared to $6.8 million for the same period in the prior year an increase of $129 thousand or 1.9%. This increase was due to higher balances of deposits and long and short- term borrowings partially offset by a decrease in average rates paid on these balances. Net interest income before provision for credit losses increased by $599 thousand or 9.0% due to the factors noted above. The Bank's interest rate spread decreased slightly to 3.64% for the nine months ended September 30, 2001 compared to 3.69% for the prior year period. Net interest margin declined slightly to 3.94% from 3.98% between the periods.

Provision for loan losses was comparable to the prior year with provision expense of $270 thousand for the periods ending September 30, 2001 and 2000. Management will continue to periodically review its allowance for loan losses and the related provision. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $1.0 million for the nine month period ending September 30, 2001, an increase of $144 thousand or 15.9% over the prior year total of $902 thousand. A slight decrease in service charges was offset by increases in loan service fees and gains on sales of loans. Gain on sales of mortgage loans and loan appraisal, credit, and miscellaneous charges increased because a decrease in mortgage interest rates has led to a more active mortgage refinance market as well as increased production of fixed rate mortgages. Generally the Bank prefers to sell fixed rate mortgages to generate current income rather than holding them in its loan portfolio. The volume of refinancing activity is driven by the direction and level of interest rates and may be expected to decline if interest rates stabilize or increase.

Noninterest expense for the nine month period increased by $402 thousand or 8.5% to $5.2 million from $4.8 million in the same period for the prior year. Expense increases were primarily in personnel, data processing, and other expenses and were needed to support increased levels of loans and deposits. The Bank anticipates that the new branch will increase its noninterest expense in the fourth quarter.

Income taxes increased to $1 million or 35% of pretax income in the current year compared to $855 thousand or 33.8% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior year, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri-County Investment Corporation ("TCIC") was not subject to the state income tax. In the current year, reductions in the assets invested in TCIC have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

Earnings Per Share

Primary earnings per share for the nine months were $2.42 per share or $.29 higher than for the corresponding period in 2000. This is reflective of the changes in net income and the retirement of certain shares as noted below. Diluted earnings per share for the period was $2.33 as compared to $2.04 an increase of $.29, which is reflective of the factors noted above.


RESULTS OF OPERATIONS -- THIRD QUARTER

The Company's net income for the third quarter of 2001 as compared to the same period for the prior year increased to $567 thousand from $545 thousand for the third quarter of 2000, an increase of 4.0%. This increase was the result of the same factors noted in the change for the results of the first nine months, continued increases in net interest income caused by higher assets and increasing noninterest income related to residential first mortgage production and higher deposit balances. These increases in income were offset by higher levels of noninterest expenses. Interest income decreased by $7 thousand or .2% from the same quarter in the prior year. During the same period, interest expense decreased by $338 thousand or 13.7%. Net interest income increased by $331 thousand or 15.9%. Noninterest income increased by $44 thousand or 14.6% in the third quarter of 2001, compared to the third quarter of 2000. This increase was the result of increases in gains on selling residential mortgage loans as well as loan charges which were offset by declines in service charges on customer accounts. Total noninterest expense increased by $309 thousand or 19.9% for the third quarter compared to the same period last year primarily due to an increase in certain personnel related costs including accruals for benefits costs. Advertising expenses also increased due to an increase in activity in the period. Other expenses increased based upon the increases in asset size, branch networks, level of deposits, and other factors. Basic earnings per share increased from $.69 to $.71 based on the lower number of shares outstanding and higher earnings. Fully diluted earnings per share increased from .66 to .68 based on the same factors.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2001 grew $4.4 million or 1.8% to $252.7 million from the December 31, 2000 level of $248.3 million. The Bank's loan portfolio grew by $16.8 million or 9.8% during the nine month period ending September 30, 2001. The bulk of the increase was attributable to the commercial real estate loan portfolio which grew $14.7 million, or 37.5% during the year. The growth in the loan portfolio was partially offset by decreases in certain other asset types (primarily investments) during the same period. The allowance for loan losses was maintained at a level believed by management to be adequate to absorb losses consistent with the risk profile of the loan portfolio. At September 30, 2001 the Bank's allowance for loan losses totals $2.2 million or 1.16% of loan balances as compared to $1.9 million or 1.12% of loan balances at December 31, 2000. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Investment securities, including both the available for sale and held to maturity portfolios, decreased from $58.6 million to $43.7 million a decrease of $14.8 million or 25.3%. Reductions in the investment portfolio were primarily the result of certain callable bonds being redeemed as well as increases in the rate of principal repayment on certain mortgage backed securities. These reductions in principal were partially offset by an increase in the market value of certain available for sale securities. In general, the cash generated by the principal reductions of the investment portfolio has been used to fund loan growth. Cash and due from banks increased by $373 thousand, or 57.8% from December 31, 2000's total. Interest-bearing deposits with banks increased by $291 thousand or 4.9% during the quarter to $5.7 million at September 30, 2001. The level of property and equipment balances increased $610 thousand primarily due to upgrades of computer equipment and premises, the opening of the additional branch, and the movement of one branch to a company owned facility as noted above.

Liabilities

Deposit balances increased by $9.7 million or 5.8% for the nine months ended September 30, 2001. The Bank continues to aggressively market its deposit products in the Southern Maryland area. The recent declines in certain segments of the equities markets as well as the apparent slowing of the economy may also have contributed to the deposit increase as alternative investments became less attractive. Funding demands in excess of deposit growth have been met by the use of other borrowed funds. Long and short term borrowings decreased by a total of $7.7 million or 14.0% from December 2000 balances. Other liabilities also increased by $614 thousand or 28.5%.

Stockholders' Equity

Stockholders' equity increased $1.7 million or 7.4% to $25.2 million at September 30, 2001 compared to $23.4 million at December 31, 2000. This reflects the net income of $1.9 million for the nine month period and a $860 thousand increase in accumulated other comprehensive income. Reductions in equity occurred as a result of using $674 thousand to purchase shares in the open market and retire them. Dividends paid during the first nine months of the year totaled $309 thousand also reduced equity. Other reductions included a loan to finance the ESOP's purchase of additional shares which increased unearned ESOP shares. Book value on a per share basis, $33.30 at September 30, 2001, as compared to $30.13 at December 31, 2000, reflects a 8.9% increase. Book value was increased by the increase in equity value as well as by the Company's purchase and retirement of outstanding shares for amounts less than book value.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the nine months ended September 30, 2001, the Company purchased 24,804 shares for $674 thousand. Additional stock acquisitions and retirements may be considered in the future. The Company has $200 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line available from the FHLB. As of September 30, 2001, the maximum available under this line would be $88 million, while current outstanding advances totaled $46.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain commercial real estate loans, and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2001, the Bank's tangible, leverage and risk-based capital ratios were 9.47%, 9.47% and 14.14%, respectively. These levels are well in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                        TRI-COUNTY FINANCIAL CORPORATION


                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders -- None

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




                                        Tri-County Financial Corporation:



Date:  November 7, 2001                 By:/s/ Michael L. Middleton
                                           -------------------------------------
                                           Michael L. Middleton, President
                                           and Chairman of the Board





Date:  November 7, 2001                 By:/s/ William J. Pasenelli
                                           -------------------------------------
                                           William J. Pasenelli
                                           Chief Financial Officer