Form 10-K405
period 2001-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2002-04-01
CIK 855874

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

For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                           Commission File No. 0-18279

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                             52-1652138
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3035 LEONARDTOWN ROAD, WALDORF, MARYLAND                           20601
----------------------------------------                           ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average of the high bid and low asked prices reported on the OTC Bulletin Board ($28.875 per share), the aggregate market value of voting stock held by non-affiliates of the registrant was $18.2 million as of March 15, 2002. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

Number of shares of Common Stock outstanding as of March 15, 2002: 765,580

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.  (Part
     III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

Tri-County Financial Corporation (the "Company") is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the "Bank"), a Maryland-chartered commercial bank. The Bank was originally organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. The Bank converted to a Maryland-chartered commercial bank and adopted its current corporate title in 1997. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary's through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. During 2001, the Bank closed a micro-branch and opened an additional full-service branch. The Bank also operates fourteen Automated Teller Machines ("ATMs") including six stand-alone locations in the Tri-County area. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems and its deposits are insured up to applicable limits by Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

RESIDENTIAL FIRST MORTGAGE LOANS. Prior to its conversion to a commercial bank on March 29, 1997, residential first mortgages made up the majority of the Bank's loan portfolio. Since that date, residential first mortgage loans have represented a progressively smaller portion of the Bank's loan portfolio. Since December 31, 1997, residential first mortgage loans have decreased in dollar amount to $61.4 million from $61.6 million, while falling as a percentage of the loan portfolio to 31.8% from 49.6%.

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

The Bank emphasizes the origination of adjustable-rate mortgages for its portfolio. The Bank offers mortgages which are adjustable on a one, three, and five-year basis generally with limitations on upward adjustments of two percentage points per year and six percentage points over the life of the loan. The Bank markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 2001, the Bank had $28.9 million in loans using a U.S. Treasury bill index. In the past, the Bank also offered adjustable-rate mortgage loans based upon other indices including various cost of funds indices. These adjustable rate loans totaled $162 thousand as of December 31, 2001. The Bank also offers long-term, fixed-rate loans. Fixed-rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents, the Federal National Mortgage Association ("FNMA") and the Mortgage Partnership Finance program of the FHLB of Atlanta, or are exchanged for FHLMC participation certificates or FNMA mortgage-backed securities. Depending on market conditions the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage, (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2001, the Bank serviced $68.3 million in residential mortgage loans for various organizations.

The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the negative effects of increases in interest rates on the Bank's net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is foreseeable that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, depending on market conditions, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

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

COMMERCIAL REAL ESTATE AND OTHER NON-RESIDENTIAL REAL ESTATE LOANS. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $23.4 million or 55.4% during 2001. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $65.6 million or 33.9% of the Bank's loan portfolio at December 31, 2001. The Bank generally limits its exposure to a single borrower to 15% of the Bank's capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of appraised value and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

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

The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $7.8 million at December 31, 2001. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a market rate and the Bank obtains security in the form of a first lien on home sites under construction.

In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $3.6 million at December 31, 2001. Bank policy provides that zoning and permits must be in place prior to making development loans.

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

HOME EQUITY AND SECOND MORTGAGE LOANS. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $13.1 million at December 31, 2001, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $5.5 million at December 31, 2001 are fixed-rate loans which have original terms between 5 and 15 years. Loan-to-value ratios of up to 80% or 90% are allowed depending on the specific loan program.

These products represent a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.

CONSUMER AND COMMERCIAL LOANS. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon direct loans secured by automobiles, boats, recreational vehicles and trucks and heavy equipment. The Bank also makes home improvement loans and offers both secured and unsecured lines of credit.

The Bank also offers a variety of commercial loan services including term loans, lines of credit and equipment financing. The Bank's commercial loans are primarily underwritten on the basis of the borrower's ability to service the debt from income. Such loans are generally made for terms of five years or less at interest rates which adjust periodically.

The higher interest rates and shorter loan terms available on commercial and consumer lending make these products attractive to the Bank. In particular, the consumer and commercial loan portfolio will increase its yield as interest rates increase. Consumer and commercial business loans, however, entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

LOAN PORTFOLIO ANALYSIS. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                      AT DECEMBER 31,
                                            ----------------------------------------------------------------
                                                   2001                    2000                  1999
                                            -----------------        ---------------       -----------------
                                            AMOUNT        %          AMOUNT      %         AMOUNT        %
                                            ------      -----        ------    -----       ------      -----
                                                                  (DOLLARS IN THOUSANDS)
Real Estate Loans --
  Residential first mortgage .............  $  61,430    31.26%     $67,975    38.89%     $  66,263    44.42%
  Commercial .............................     65,617    33.39       42,226    24.16         29,947    20.08
  Construction and land development (1)...     18,136     9.23       17,301     9.90         17,142    11.49
  Home equity and second mortgage ........     18,580     9.46       18,637    10.66         16,691    11.19
Commercial loans..........................     18,539     9.44       15,047     8.61         10,025     6.72
Consumer loans............................     14,187     7.22       13,610     7.79          9,102     6.10
                                            ---------    -----    ---------    -----      ---------    -----
         Total loans......................    196,489   100.00%     174,796   100.00%       149,171   100.00%
                                                        ======                ======                  ======
   Less:  Deferred loan fees..............        757                   776                     808
             Loan loss reserve............      2,282                 1,930                   1,653
                                            ---------             ---------               ---------
        Loans receivable, net.............  $ 193,450              $172,090               $ 146,710
                                            =========              ========               =========

                                                           AT DECEMBER 31,
                                             -----------------------------------------
                                                   1998                    1997
                                              ------------------     -----------------
                                              AMOUNT         %       AMOUNT        %
                                              ------      ------     ------     ------
                                                       (DOLLARS IN THOUSANDS)
Real Estate Loans --
  Residential first mortgage .............   $ 64,243     47.55%   $ 61,630    49.61%
  Commercial .............................     19,733     14.60      19,201    15.46
  Construction and land development (1)...     20,776     15.38      14,707    11.84
  Home equity and second mortgage ........     16,314     12.07      17,428    14.03
Commercial loans..........................      6,161      4.56       4,852     3.91
Consumer loans............................      7,889      5.84       6,420     5.17
                                             --------     -----    --------    -----
         Total loans......................    135,117    100.00%    124,238   100.00%
                                                         ======               ======
   Less:  Deferred loan fees..............        930                 1,060
             Loan loss reserve............      1,540                 1,310
                                             --------              --------
        Loans receivable, net.............   $132,646              $121,867
                                             ========              ========

----------
(1)  Presented net of loans in process.

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

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as FNMA or FHLMC. During the year 2001, the Bank sold $11.4 million of mortgage loans which were originated during the year generating $187 thousand in income. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, whole loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

LOANS TO ONE BORROWER. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.6 million to any one borrower at December 31, 2001. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.2 million to any one borrower at December 31, 2001. At December 31, 2001, the largest amount outstanding to any one borrower and their related interests was $3.6 million.

LOAN COMMITMENTS. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank's outstanding commitments to originate loans at December 31, 2001, was approximately $1.9 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          DUE AFTER 1        DUE MORE
                                      DUE WITHIN           THROUGH 5          THAN 5
                                     1 YEAR AFTER         YEARS FROM        YEARS FROM
                                       DECEMBER            DECEMBER          DECEMBER
                                       31, 2001            31, 2001          31, 2001            TOTAL
                                      ----------          ----------        ----------           -----
                                                        (IN THOUSANDS)
Real estate loans --
   Residential first mortgages......   $    6,632         $   21,989        $   32,809        $   61,430
   Commercial ......................        7,746             20,833            37,038            65,617
   Construction.....................       13,200              2,043             2,893            18,136
   Home equity and second
     mortgage.......................       13,127              3,488             1,965            18,580
Commercial loans....................       18,539                                                 18,539
Consumer loans......................        4,358              9,767                62            14,188
                                        ---------         ----------        ----------        ----------
                                       $   63,602         $   58,120        $   74,767        $  196,490
                                       ==========         ==========        ==========        ==========

The next table sets forth the dollar amount of all loans due after one year from December 31, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                  FLOATING OR
                                            FIXED RATES         ADJUSTABLE RATES          TOTAL
                                            -----------         ----------------        ----------
                                                                (IN THOUSANDS)
          Real estate loans --
             Residential first mortgage...  $    25,360         $    29,438             $   54,798
             Commercial...................        2,878              54,993                 57,871
             Construction.................        1,305               3,631                  4,936
             Home equity and second
               mortgage...................        5,453                  --                  5,453
          Consumer........................        9,829                  --                  9,829
                                            -----------         -----------             ----------
                                            $    44,825         $    88,062             $  132,887
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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a fair market value of approximately $1.8 million at December 31, 2001.

During 2001, due to changes in local zoning ordinances severely restraining building permits, one borrower could not meet the financial obligations of his $1.2 million loan. The Bank negotiated with this borrower and agreed to accept a deed in lieu of foreclosure on July 12, 2001 in order to complete development of the land. The property was transferred to a wholly owned subsidiary of the Bank on this date. As of December 31, 2001, this asset is classified as foreclosed real estate. Management has reviewed the value of the property received and related costs, approximately $1.3 million, and has concluded that no write down of the property value is required. The value of the property will be reviewed periodically, and any necessary reduction in the carrying value of the property will be reflected in the results of operations. Management intends to aggressively pursue its rights with regard to this asset including possible legal action.

The following table sets forth information with respect to the Bank's non-performing loans for the periods indicated. During the periods shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

                                                               AT DECEMBER 31,
                                        ----------------------------------------------------------------
                                          2001          2000        1999          1998          1997
                                          -----         ------      -----         ----          -----
                                                              (DOLLARS IN THOUSANDS)
Restructured loans....................  $       --   $       --   $       --    $      --    $        --
                                        ----------   ----------   ----------    ---------    -----------

Accruing loans which are contractually
past due 90 days or more:
  Real estate:
    Residential first mortgage.......   $       --   $       --   $       --    $      --    $        --
    Commercial........................          --           --           --           --             --
    Construction and land development.          --           --           --           --             --
    Home equity and second
      mortgage........................          25          102          171          196            165
  Commercial .........................          --           --           --           --             --
  Consumer............................          --           --           --           --             --
                                        ----------   ----------   ----------    ---------    -----------
    Total.............................          25          102          171          196            165
                                        ----------   ----------   ----------    ---------    -----------

Loans accounted for on a nonaccrual
  basis:
  Real estate:
    Residential first mortgage........  $      134   $       --   $       20    $     126    $        34
    Commercial........................          --           --           --           --             --
    Construction and land development.          --           --           --           --             --
    Home equity and second
      mortgage........................          --           --           --           --             --
  Commercial .........................          --           --           --           85             30
  Consumer............................          70            7          198           58             95
                                        ----------   ----------   ----------    ---------    -----------
    Total.............................         204            7          218          269            159
                                        ----------   ----------   ----------    ---------    -----------
Total non-performing loans............  $      229   $      109   $      389    $     465    $       324
                                        ==========   ==========   ==========    =========    ===========

Non-performing loans to total
    loans.............................        0.07%        0.06%        0.26%        0.34%          0.26%
                                        ==========  ===========   ==========    =========    ===========

Allowance for loan losses
    to non-performing loans...........      996.07%    1,770.55%      424.94%      331.18%        404.32%
                                        ==========  ===========   ==========    =========    ===========

During the year ended December 31, 2001, gross interest income of $10 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During the year 2001, the Company recognized $0 in interest on these loans.

At December 31, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

The following table sets forth an analysis of activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                           2001         2000          1999         1998        1997
                                          ------       ------        ------       ------      ------
                                                              (DOLLARS IN THOUSANDS)
Balance at Beginning of Period........  $    1,930   $    1,653   $    1,540    $   1,310    $     1,120
                                        ----------   ----------   ----------    ---------    -----------

Charge-Offs:
 Real estate loans --
   Residential first mortgages........          --           56           --           --             11
 Commercial ..........................          --           33          102           --             21
 Consumer.............................          39            6           32           10             18
                                        ----------   ----------   ----------    ---------    -----------
Total Charge-Offs.....................          39           95          134           10             50
                                        ----------   ----------   ----------    ---------    -----------

Recoveries:
 Real estate loans --
   Residential first mortgages........          --           --           --           --             --
 Commercial...........................          --           --           --           --             --
 Consumer.............................          31           12            7           --             --
                                        ----------   ----------   ----------    ---------    -----------
Total Recoveries......................          31           12            7           --             --
                                        ----------   ----------   ----------    ---------    -----------
Net Charge-Offs.......................           8           83          127           10             50

Provision for Possible Loan Losses....         360          360          240          240            240
                                        ----------   ----------   ----------    ---------    -----------

Balance at End of Period..............  $    2,282   $    1,930   $    1,653    $   1,540    $     1,310
                                        ==========   ==========   ==========    =========    ===========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During
  the Period..........................        0.01%        0.05%        0.09%        0.01%         0.04%
                                        ==========   ==========   ==========    =========    ==========

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           AT DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                          2001                  2000                     1999
                                            --------------------------  -----------------------  --------------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS   AMOUNT       TOTAL LOANS
                                            ------      -------------   ------    -------------  ------      -------------
                                                                         (DOLLARS IN THOUSANDS)
Real estate loans --
   Residential first mortgage.............  $     160      31.3%       $     192      38.9%      $     632       44.4%
   Commercial.............................        923      33.4              645      24.1             399       20.1
   Construction and land development......        355       9.2              285       9.9             164       11.5
   Home equity and second mortgage........        373       9.5              394      10.7             159       11.2
Commercial................................        186       9.4              138       8.6             178        6.7
Consumer..................................        285       7.2              276       7.8             121        6.1
                                            ---------      ----        ---------    ------       ---------     ------
        Total allowance for loan losses...  $   2,282     100.0%       $   1,930     100.0%      $   1,653      100.0%
                                            =========     =====        =========     =====       =========      =====

                                                                  AT DECEMBER 31,
                                            ----------------------------------------------------
                                                    1998                      1997
                                            --------------------------  ------------------------
                                                         PERCENT OF                PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS
                                            ------      -------------   ------    -------------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans --
   Residential first mortgage.............  $     652      47.6%       $     579      49.6%
   Commercial.............................        281      14.6              255      15.5
   Construction and land development......        211      15.4              138      11.8
   Home equity and second mortgage........        166      12.1              164      14.0
Commercial................................        117       4.5               87       3.9
Consumer..................................        113       5.8               87       5.2
                                            ---------     -----        ---------    ------
        Total allowance for loan losses...  $   1,540     100.0%       $   1,310     100.0%
                                            =========     =====        =========     =====

The Bank closely monitors the loan payment activity of all its loans. A loan loss provision is provided by a regular accrual. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank's historical loss experience, economic conditions in the Bank's market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may vary from the amounts estimated or that the Bank's regulators will not request the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank's financial condition and earnings.

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

The following table sets forth the carrying value of the Company's investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2001, their market value was $47 million.

                                                                           AT DECEMBER 31,
                                                         -------------------------------------------------
                                                           2001                  2000               1999
                                                           ----                 -----              -----
                                                                            (IN THOUSANDS)
Asset-backed securities:
   FHLMC and FNMA....................................    $  26,084           $  30,577           $  29,501
   Other.............................................        8,993              16,855              17,964
                                                         ---------           ---------           ---------
      Total asset-backed securities..................       35,077              47,432              47,465
FHLMC, FNMA, SLMA and FHLB notes.....................           --               7,912               7,619
FHLMC and FNMA stock.................................          727                 764                 751
Money market funds...................................        5,868                 753                 820
Treasury bills.......................................          300                 200                 198
Other investments....................................        1,989               1,514               1,749
                                                         ---------           ---------           ---------
      Total investment securities....................       43,961              58,575              58,602
         FHLB and Federal Reserve Bank stock.........        3,036               3,036               2,288
                                                         ---------           ---------           ---------
      Total investment securities and FHLB and
        Federal Reserve Bank stock...................    $  46,997           $  61,611           $  60,890
                                                         =========           =========           =========

The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2001 are shown below.

                                                                AFTER ONE               AFTER FIVE
                                       ONE YEAR OR LESS    THROUGH  FIVE YEARS      THROUGH TEN YEARS      AFTER TEN YEARS
                                    --------------------   -------------------    --------------------   --------------------
                                    CARRYING     AVERAGE   CARRYING    AVERAGE    CARRYING     AVERAGE   CARRYING    AVERAGE
                                      VALUE       YIELD      VALUE      YIELD      VALUE        YIELD      VALUE       YIELD
                                    --------     -------   --------    -------    --------     -------   --------    --------
                                                                    (DOLLARS IN THOUSANDS)
Investment securities available
 for sale:
   Corporate equity securities...   $    727      3.76%    $    --       --%      $    --        --%     $   --          --%
   Asset-backed securities.......      8,068      5.55      14,606     6.09        12,108      4.95         295        7.99
   Money market funds............      5,868      1.70          --       --            --        --          --          --
                                       -----               --------               -------                ------
     Total investment securities
        available for sale.......   $ 14,663      3.92 %   $14,606     6.09%      $12,108      4.95%     $  295        7.99%
                                    ========      ====     =======     ====       =======      ====      ======        ====


Investment securities held-to-
 maturity:
      Treasury bills.............   $    300      5.30%    $    --       --%      $    --        --%     $   --          --%
      Other investments..........        978      6.18       1,011     5.90            --        --          --          --
                                    --------               -------                -------                ------
     Total investment securities
        held-to-maturity.........   $  1,278      5.97     $ 1,011     5.90%      $    --        --%     $   --          --%
                                    ========      ====     =======     ====       =======      ====      ======         ====

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

Certain of the Company's securities are issued by private issuers (defined as an issuer which is not a government or a government sponsored entity). Although the Company generally limits its exposure to private issuers to total investments from any one issuer to less than 10% of equity, in certain cases the Company has made higher investments. These investments are classified as available for sale, and carrying value therefore equals market value. Details of such investments at December 31, 2001 follow:

                                                                  ESTIMATED FAIR
ISSUER                                      MOODY'S RATING        MARKET VALUE
------                                      --------------        --------------
                                                                  (IN THOUSANDS)

GE Capital Mortgage Services..............       AAA                   $  4,571


For further information regarding the Company's investment securities, see Note 2 of Notes to Consolidated Financial Statements.

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in the southern Maryland area. Consolidated total deposits were $183,116,534 as of December 31, 2001. The Bank uses borrowings from the FHLB of Atlanta and other sources to supplement funding from deposits.

DEPOSITS. The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, interest-bearing demand deposit accounts, IRA and SEP accounts, Christmas club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and telephone banking. The Bank is a member of JEANIE, Cirrus and Honor ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At year end, no brokered deposits were held.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                              2001                        2000                      1999
                                      --------------------       --------------------       ----------------------
                                      AVERAGE      AVERAGE       AVERAGE      AVERAGE       AVERAGE       AVERAGE
                                      BALANCE       RATE         BALANCE       RATE         BALANCE        RATE
                                      -------      -------       -------      -------       -------       --------
                                                               (DOLLARS IN THOUSANDS)
Savings..........................   $     19,723    2.01%      $    20,051       2.37%    $     23,774     2.32%
Interest-bearing demand and money
   market accounts...............         72,052    2.35            59,720       3.58           46,663     2.82
Certificates of deposit..........         70,453    5.45            69,592       5.32           75,093     4.87
                                    ------------               -----------                ------------
    Total interest-bearing
      deposits...................        162,228    3.65           149,363       4.23          145,530     3.80
Noninterest-bearing demand
   deposits......................         13,872                    10,691                       9,169
                                    ------------               -----------                ------------
     Total average deposits......   $    176,100    3.37       $   160,324       3.94     $    154,699     3.57
                                    ============               ===========                ============

The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2001.

                                                             CERTIFICATES
              MATURITY PERIOD                                 OF DEPOSIT
              ---------------                               --------------
                                                            (IN THOUSANDS)

  Three months or less....................................   $    7,496
  Three through six months................................        2,202
  Six through twelve months...............................        2,615
  Over twelve months......................................        4,705
                                                             ----------
         Total............................................   $   17,018
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

                                                                                 AT OR FOR THE
                                                                               YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                    2001               2000               1999
                                                                 ----------         ----------         ----------
                                                                                (DOLLARS IN THOUSANDS)
Long-term amounts outstanding at end of period...............   $  48,650           $  41,400          $ 31,400
Weighted average rate on outstanding long-term...............        5.41%               5.91%             5.54%
Short-term borrowings outstanding at end of period...........   $   1,813           $  13,551          $ 13,398
Weighted average rate on outstanding short-term..............        1.83%               6.35%             5.55%
Maximum outstanding short-term debt at any month end.........   $  15,725           $  35,100          $ 16,500
Average outstanding short-term debt .........................   $   6,213           $  25,810          $  9,129
Approximate weighted average rate paid on short-term
  debt (1)...................................................        5.75%               6.62%             5.39%

__________
(1)  Based on month-end balances.

For more information regarding the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SUBSIDIARY ACTIVITIES

Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In 1985, the Bank formed Tri-County Federal Finance One as a finance subsidiary for the purpose of issuing a $6.5 million collateralized mortgage obligation. In June 1999, the obligation was satisfied, allowing the return of the participation certificates serving as collateral to the Bank and closing the subsidiary. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property which was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank's investment portfolio in the State of Delaware.

COMPETITION

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 15 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked sixth in deposit market share in the Tri-County area as of June 30, 2001, the latest date for which such data is available. The Bank faces additional significant competition for investors' funds from mutual funds, brokerage firms, and other financial institutions.

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

The risk-based capital rules of the FRB require bank holding companies and state member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain servicing assets, purchased credit card relationships, deferred tax assets and credit enhancing interest-only strips. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

The FRB has issued regulations which classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2001, the Bank was well capitalized as defined by the FRB's regulations.

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

DEPOSIT INSURANCE. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Savings Association Insurance Fund ("SAIF"). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF. In the event that the SAIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for SAIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years.

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

LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated  interests  generally  may not exceed  15% of the  bank's  unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

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

Effective with the enactment of the Gramm-Leach-Bliley Act (the "G-L-B Act") on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.

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

CAPITAL REQUIREMENTS. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2001, the Company's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

PERSONNEL

As of December 31, 2001, the Bank had 84 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

ITEM 2.  PROPERTIES

The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 2001.

                                     YEAR
                                   FACILITY                    LEASED              APPROXIMATE
 OFFICE                            COMMENCED                     OR                  SQUARE
LOCATION                           OPERATION                    OWNED                FOOTAGE
--------                           ---------                   -------            ------------
MAIN OFFICE
3035 Leonardtown Road                1974                       Owned                16,500
Waldorf, Maryland

BRANCH OFFICES
22730 Three Notch Rd.                1992                       Owned                 2,500
California, Maryland

25395 Point Lookout Rd.              1961                       Owned                 2,500
Leonardtown, Maryland

101 Drury Drive                      2001                       Owned                 2,645
La Plata, Maryland

10321 Southern Md. Blvd.             1991                      Leased                 1,400
Dunkirk, Maryland

8010 Matthews Road                   1996                       Owned                 2,500
Bryans Road, Maryland

20 St. Patrick's Drive (1)           1998                   Leased (Land)             2,840
Waldorf, Maryland                                         Owned (Building)

                                     YEAR
                                   FACILITY                    LEASED              APPROXIMATE
 OFFICE                            COMMENCED                     OR                  SQUARE
LOCATION                           OPERATION                    OWNED                FOOTAGE
--------                           ---------                  --------            ------------
10195 Berry Road                     1999                      Leased                  600
Waldorf, Maryland

30165 Three Notch Road (2)           2001                     Leased (Land)             N/A
Charlotte Hall, Maryland

----------------
(1) The Bank purchased the location in 1998. The building is owned by the Bank with the land on a lease basis.
(2) The Bank has leased the land on a long term basis and is operating out of a temporary facility while the permanent building is constructed. Construction is expected to be completed in the second quarter of 2002.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

MARKET INFORMATION. Beginning in the first quarter of 2002, bid and asked quotes and last sale information became available for the Company's common stock on the OTC Bulletin Board under the symbol "TCFC." During fiscal years 2001 and 2000, there was no established trading market for the Common Stock and bid and asked quotes were not regularly available. The Company has maintained a list of persons who have expressed an interest in buying or selling the Common Stock and has made this information available to persons seeking to sell or buy shares, as the case may be, and believes that most trading activity in the Common Stock resulted from these referrals. During 2001, a total of 28,698 shares traded, with a high price of $32.00 and a low price of $25.00. The weighted average price was $27.27. The Company expects to continue maintaining a list of potential buyers and sellers.

HOLDERS. The number of stockholders at December 31, 2001 was 547 and the total outstanding shares were 756,805.

DIVIDENDS. The Company has paid annual cash dividends since 1994. During fiscal year 2001 and 2000, the Company paid cash dividends of $0.40 and $0.30, respectively. On January 22, 2002, the Board of Directors declared a $0.50 per share cash dividend to be distributed on April 8, 2002 to holders of record as of March 25, 2002.

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

EQUITY COMPENSATION PLANS. The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants including the Company's 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors. The Bank's Executive Incentive Compensation Plan provides for grants of options under the 1995 Stock Option and Incentive Plan if certain performance criteria are met.

The following table sets forth certain information with respect to the Company's Equity Compensation Plans.

                                                                                                 NUMBER OF SECURITIES REMAINING
                                                                                                  AVAILABLE FOR FUTURE ISSUANCE
                            NUMBER OF SECURITIES TO BE ISSUED       WEIGHTED-AVERAGE EXERCISE       UNDER EQUITY COMPENSATION
                              UPON EXERCISE OF OUTSTANDING            PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                 OPTIONS, WARRANTS AND RIGHTS        OPTIONS, WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
-------------                 ----------------------------        ----------------------------      ------------------------
Equity compensation plans
  approved by security holders           79,469                              $18.08                             58,839

Equity compensation plans not
  approved by security holders (1)       20,210                              $22.60                              6,642

      Total (2)

----------
(1) Consists of the 1995 Stock Option Plan for Non-Employee Directors which provides grants of non-incentive options to directors who are not employees of the Company or its subsidiaries. Options are granted under the plan at an exercise price equal to their fair market value at the date of grant and have a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.
(2) The 1995 Stock Option and Incentive Plan and 1995 Stock Option Plan for Non-Employee Directors each provide for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification, recapitalization or similar event.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.

                                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                  2001           2000         1999         1998        1997
                                                --------       --------     --------     --------    --------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Net Interest Income.........................   $   9,757    $    8,862   $    8,412   $    8,125   $    7,616
Provision for Loan Losses...................         360           360          240          240          240
Noninterest Income..........................       1,402         1,373        1,271        1,421          931
Noninterest Expense.........................       6,995         6,332        6,276        5,467        4,877
Net Income..................................       2,486         2,336        2,153        2,382        2,057

SHARE DATA:
Basic Net Income Per Common Share...........   $    3.24    $     2.98   $     2.75   $     3.00   $     2.53
Diluted Net Income Per Common Share.........        3.11          2.85         2.59         2.79         2.37
Cash Dividends Paid  Per  Common Share......        0.40          0.30         0.20        0.125         0.10
Weighted Average Common
   Shares  Outstanding:
        Basic...............................     766,927       784,605      782,950      793,458      811,694
        Diluted.............................     798,787       821,139      832,283      853,145      867,503

FINANCIAL CONDITION DATA:
Total Assets................................   $ 261,957    $  248,339   $  222,897   $  206,863   $  191,188
Loans Receivable, Net.......................     193,450       172,090      146,710      132,646      121,867
Total Deposits..............................     183,117       167,806      155,742      151,815      142,276
Long and Short Term Debt....................      50,463        54,951       44,798       33,434       29,202
Total Stockholders' Equity..................      25,586        23,430       21,115       20,975       19,086

PERFORMANCE RATIOS:
Return on Average Assets....................        0.97%         1.00%        1.00%        1.20%        1.13%
Return on Average Equity....................       10.09         10.65        10.23        11.87        11.53
Net Interest Margin.........................        4.02          3.98         4.11         4.21         4.21
Efficiency Ratio............................       62.68         61.86        64.81        57.27        57.07
Dividend Payout Ratio.......................       12.44         10.13         7.29         4.10         3.62

CAPITAL RATIOS:
Average Equity to Average
  Assets....................................        9.64%         9.37%        9.79%       10.10%        9.79%
Leverage Ratio..............................        9.64          9.61         9.86        10.28         9.68
Total Risk-Based Capital Ratio..............       14.08         13.53        17.23        18.27        17.38

ASSET QUALITY RATIOS:
Allowance for Loan Losses to
  Total Loans...............................        1.16%         1.10%        1.11%        1.14%        1.05%
Nonperforming Loans to Total Loans..........        0.12          0.06         0.26         0.34         0.26
Allowance for Loan Losses to
  Nonperforming Loans.......................      996.07       1770.55       424.94       331.18       404.32
Net Charge-offs to Average Loans............        0.01          0.05         0.09         0.01         0.04


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Since its conversion to a commercial bank charter in 1997, the Bank has sought to increase total assets as well as the percentage of assets represented by certain targeted loan types. The Bank feels that its ability to offer fast, flexible and local decision-making in the commercial, commercial real estate, and consumer loan areas will continue to attract significant new loans and spur asset growth. Since December 31, 1997, total loan assets have increased by $71 million or 58.7%, with increases concentrated in commercial real estate, commercial, and consumer lending. The Bank's local focus and targeted marketing is also directed towards increasing its balances of consumer and business deposit accounts such as interest-bearing and noninterest bearing checking accounts, money market accounts, and other transaction-oriented accounts. The Bank believes that increases in these account types will lessen the Bank's dependence on time deposits such as certificates of deposit to fund loan growth.

For the year 2001, the Company earned $2.5 million, an increase of $149 thousand, or 6.4%, over 2000. Earnings were positively affected by the Bank's continued success in building its loan portfolio while controlling its non-performing loans. The significantly lower interest rate environment positively affected the Bank's ability to earn noninterest income in certain areas. Noninterest expense increased by 10.5% primarily in increased expenses for marketing, occupancy, and other expenses.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

GENERAL. For the year ended December 31, 2001, the Company reported consolidated net income of $2,485,535 ($3.24 basic and $3.11 fully diluted earnings per share) compared to consolidated net income of $2,336,196 ($2.98 basic and $2.85 fully diluted earnings per share) for the year ended December 31, 2000, and consolidated net income of $2,153,490 ($2.75 basic and $2.59 fully diluted earnings per share) for the year ended December 31, 1999. The increase in net income for 2001 compared to 2000 was attributable to several factors including growth in net interest income and improved noninterest income. These positive developments were partially offset by increases in noninterest expenses and income tax expenses. For the year ended December 31, 2001, net interest income was $9,756,865 compared to $8,862,072 for the year ended December 31, 2000, an increase of $894,793 or 10.1%. The Company also increased total noninterest income to $1,401,520 in 2001 from $1,372,928 in 2000, an increase of $28,532 or
2.1%. Noninterest expenses increased to $6,994,500 for the year ended December 31, 2001, compared to $6,331,864 an increase of $662,636 or 10.5%. Income before income taxes increased to $3,803,885 for the year ended December 31, 2001, compared to $3,543,196 for the year ended December 31, 2000, an increase of $260,689 or 7.4%. Income tax expense for 2001 increased to $1,318,350 from $1,207,000 for the year ended December 31, 2000.

For the year ended December 31, 2000, net interest income was $8,862,072 compared to $8,412,151 for the year ended December 31, 1999, an increase of $449,921 or 5.4%. This increase was partially offset by an increase in the provision for loan losses to $360,000 for the year ended December 31, 2000 compared to $240,000 for 1999, an increase of $120,000 or 50%. The Company also increased total noninterest income to $1,372,928 in 2000 from $1,271,464 in 1999, an increase of $101,524 or 8.0%. Noninterest expenses increased to $6,331,864 for the year ended December 31, 2000, compared to $6,276,125 an increase of $55,739 or 0.9%. Income before income taxes increased to $3,543,196 for the year ended December 31, 2000, compared to $3,167,490 for the year ended December 31, 1999, an increase of $375,706 or 11.9%.

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

Consolidated net interest income for the year ended December 31, 2001 was $9,756,865 compared to $8,862,072 for the year ended December 31, 2000 and $8,412,151 for the year ended December 31, 1999. The $894,793 increase in the most recent year was due to an increase of $225,114 in interest income combined with a decrease of $669,679 in interest expense for the same period. For the year ended December 31, 2000 compared to the prior year, interest income increased by $2,436.232 partially offset by an increase in expense of $1,986,311. Changes in the components of net interest income due to changes in average balances of assets and liabilities compared to changes in net interest income caused by changes in interest rates are presented in the rate volume analysis below.

During 2001, the Company's interest rate spread increased slightly because; the Bank was able to decrease the amount and relative share of its assets devoted to investments and move these assets into higher yielding loans. The Bank was also able to continue its shift from lower yielding loan types to higher yielding loans types. The Bank was able to cut costs on borrowing and deposit costs commensurate with decreases in loan rates, and the Bank was able to increase the share of its funding provided by deposits as opposed to borrowings.

The following table presents information on the average balances of the Company's interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past three fiscal years. Average balances are computed on the basis of month-end balances.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------
                                                2001                            2000                             1999
                                    ------------------------------    -------------------------   ----------------------------
                                                           AVERAGE                      AVERAGE                        AVERAGE
                                    AVERAGE                 YIELD/    AVERAGE            YIELD/   AVERAGE               YIELD/
                                    BALANCE   INTEREST      COST      BALANCE  INTEREST  COST     BALANCE   INTEREST    COST
                                    -------   --------     -------    -------  -------- -------   -------   --------   -------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loan portfolio (1).............   $184,370   $15,223      8.26%   $159,989  $13,950    8.72%   $138,140   $ 11,563   8.37%
  Cash and investment securities.     58,276     3,291      5.65      62,673    4,340    6.92      66,379      4,290   6.46
                                    --------   -------              --------  -------            --------   --------
     Total interest-earning
       assets....................    242,646    18,514      7.63     222,662   18,290    8.21     204,519     15,853   7.75
                                    --------   -------     -----    --------  -------  ------    --------   --------  -----
Interest-bearing liabilities:
  Savings deposits and escrow....   $175,919   $ 5,935      3.37%   $160,324  $ 6,315    3.94%   $154,699   $  5,529   3.59%
  FHLB advances and other
    borrowings...................    52,387      2,822      5.39      49,664    3,113    6.26      35,859      1,912   5.33
                                    -------    -------              --------  -------            --------   --------
     Total interest-bearing
       liabilities...............   $228,306     8,757      3.84    $209,988    9,428    4.49    $190,558      7,441   3.92
                                    ========   -------     -----    ========  -------            ========   --------  -----
Net interest income..............              $ 9,757                        $ 8,862                       $  8,412
                                               =======                        =======                       ========
Interest rate spread.............                           3.79%                        3.72%                         3.83%
                                                           =====                        =====                         =====
Net yield on interest-earning
  assets.........................                          4.02%                        3.98%                         4.11%
                                                           =====                        =====                         =====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities...                         106.3%                       106.0%                        107.3%
                                                          =====                        =====                         =====

----------
(1)  Average balance includes non-accrual loans.

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

                                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                   2001    VS.     2000            2000      VS.      1999
                                               --------------------------       ----------------------------
                                                   INCREASE (DECREASE)              INCREASE (DECREASE)
                                                         DUE TO                            DUE  TO
                                               --------------------------       ----------------------------
                                               VOLUME     RATE      TOTAL       VOLUME      RATE     TOTAL
                                               ------     ----      -----       ------      ----     -------
                                                                      (IN THOUSANDS)
Interest income:
   Loan portfolio...........................   $ 2,126   $  (853)  $ 1,273       $ 1,905   $   482  $  2,387
   Interest-earning cash and
     investment portfolio...................      (304)     (744)   (1,048)         (257)      306        49
                                               --------  --------  --------      --------  -------  --------
Total interest-earning assets...............   $ 1,822   $(1,597)  $   225       $ 1,648   $   788  $  2,436
                                               =======   =======   =======       =======   =======  ========

Interest expense:
   Savings deposits and escrow..............   $   614   $  (993)  $  (379)      $   222   $   564  $    786
   FHLB advances and other
     borrowings.............................       170      (460)     (290)          864       336     1,200
                                               -------   --------  --------      -------   -------  --------
Total interest-bearing liabilities..........   $   784   $(1,453)  $  (669)      $ 1,086   $   900  $  1,986
                                               =======   ========  ========      =======   =======  ========


PROVISION FOR LOAN LOSSES. Provision for loan losses for the year ended December 31, 2001 was $360,000 compared to $360,000 and $240,000 for December 31, 2000 and 1999. The higher provision for loan losses in 2001 and 2000 is reflective of the increases in the size of the Bank's loan portfolio as well as increased emphasis on certain loan types which have inherently higher credit risks than residential first mortgage lending. At December 31, 2001 the allowance for loan loss equaled 996% of non-accrual and past due loans compared to 1,771% and 425% at December 31, 2000 and 1999, respectively. During the year ended December 31, 2001, the Company recorded net charge-offs of $8 thousand (0.004% of average loans) compared to $83 thousand (0.05% of average loans) and $127 thousand (0.09% of average loans) in net charge-offs during the years ended December 31, 2000 and 1999.

NONINTEREST INCOME. Noninterest income increased to $1,401,520 for the year ended December 31, 2001 compared to $1,372,988, for the prior year, an increase of 2.1%. Noninterest income for the year ended December 31, 2000 represented an increase of 8.0% from the December 31, 1999 total of $1,271,464. Changes in noninterest income over the past three years have been the result of wide fluctuations in certain noninterest income categories, (gain on sale of loans, gain on sale of investments, loan fees) and an increase in service charges from 1999 to 2000. Gain on sale of investments increased to $184,704 in 2000 from a loss of $605 in 1999. In 2001, the Company had no investment sales or income from sales. Gain on sale of loans held for sale has been highly variable reflecting the overall interest rate environment. As rates decrease, the Bank's volume of mortgage lending which is fixed rate increases, which in turn provides a higher volume of loan sales and gains. Mortgage interest rates moved higher in 2000 from 1999 levels which caused a decreased gain on sales of mortgage loans to $85,716 in 2000, down from $238,215 in 1999. In 2001, interest rates decreased from 2000 levels and income from gain on sale of mortgage loans increased to $187,304. In percentage terms gain on sale of loans held for sale fell 64% from 1999 to 2000 and increased by 119% from 2000 to 2001. Loan appraisal, credit and miscellaneous charges followed a similar pattern, these charges decreased from $182,494 in 1999 to $76,326 in 2000, a decrease of 58.2%. From 2000 to 2001, these charges increased to $226,641 an increase of 196.9%. Service charges and fees are primarily generated by the Bank's ability to attract and retain transaction-based deposit accounts. Service charges and fees declined slightly to $953,496 for the year ended December 31, 2001 as compared to $996,884 and $811,991 in the two prior years. The decrease for the year ended December 31, 2001 from the prior year was $43,388, or 4.4% while the increase for the year ended December 31, 1999 from the prior year was $184,893, or 22.8%. The Company hopes to increase its service charge and fee revenues in the future by increasing the level of transaction-based accounts. Finally, other noninterest income declined slightly from 1999 to 2000 and increased from 2000 to 2001. For the year ended December 31, 2001, other noninterest income was $34,079, an increase from the prior year total of $29,358.

NONINTEREST EXPENSES. Noninterest expenses for the year ended December 31, 2001 totaled $6,994,500, an increase of $662,636 or 10.5% from the prior year. Salary and employee benefits increased by 4.9% to $3,821,330 for the year ended December 31, 2001 compared to $3,643,865 for the prior year. The small increase reflects a stabilization in the size of the Company's workforce, an effort by management to control certain discretionary employee costs such as the cost of the Company's Employee Stock Ownership Plan ("ESOP") program and other measures. Occupancy expense increased to $689,575 compared to $615,809 and $540,667 in the two prior years. This increase was due to certain needed repairs and maintenance at several of the Company's locations as well as the opening of the Charlotte Hall branch. ATM and deposit expenses decreased to $254,176 for the year 2001 from $340,534 and $287,178 for the prior two years. Data processing expense increased to $291,399 from the prior year total of $255,792, an increase of 13.9%. As discussed previously, the Bank intends to convert its core processing system in 2002 from its current provider. The Bank anticipates that this conversion will increase certain related costs including data processing and other costs above 2001 levels. The decrease in ATM and deposit expenses is reflective of certain operating changes made to decrease costs. The increase in data processing expense is reflective of the Company's additional transaction based deposit accounts and an increase in overall deposit volume. Advertising decreased from 2000 levels to $301,975 for the year ended December 31, 2001 compared to $246,619 and $280,044 in the two prior years. The Company anticipates that noninterest expense will increase during 2002 due to the opening of a new branch in the fourth quarter of 2001.

INCOME TAX EXPENSE. During the year ended December 31, 2001, the Company recorded income tax expense of $1,318,350 compared to expenses of $1,207,000 and $1,014,000 in the two prior years. The Company's effective tax rates for the years ended December 31, 2001, 2000, and 1999 were 34.7%, 34.1% and 32.0%, respectively. The increase in the tax rate during 2001 was primarily attributable to an increase in the state income tax burden. In 2000 and 1999, taxes were substantially reduced because income earned on investment securities held by the Bank's passive investment corporation subsidiary, Tri-County Investment Corporation ("TCIC"), was not subject to state income tax. In the current year, reductions in the assets invested in TCIC as well as the interest rate earned on these investments have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

The Company's total assets increased $13,617,834, or 5.5%, to $261,957,290 as of December 31, 2001 from $248,339,456 at December 31, 2000. The increase in assets was primarily due to an increase in the loan portfolio which grew to $193,450,011 at December 31, 2001 from $172,090,088 at December 31, 2000. The increase in the loan portfolio were concentrated in the loan types targeted by management in its long-term business plan to increase the financial performance of the Company. The Company experienced its greatest loan growth in the commercial mortgage loan portfolio which grew $23,390,780 or 55.4% during 2001 to $65,616,917. Commercial mortgages constituted 33.4% of total loans at December 31, 2001. The Company also registered strong growth in its commercial loan portfolios which grew 23%. Although residential first mortgage lending continues to be a major portion of the Company's loan portfolio, it has declined as a percentage of the loan portfolio from 38.9% at December 31, 2000 to 31.3% at December 31, 2001, while decreasing in dollar terms for the same period to $61,429,647 from $67,975,177 at December 31, 2000.

Investments and interest-bearing deposits totaled $54,676,804 at December 31, 2001 compared to $67,586,227 for December 31, 2000. The decrease of $12,909,423, or 19.1%, is the result of principal paydowns on the portfolio, which increased over the prior year due to the lower interest rate environment. The principal paydowns were partially offset by increased market values of securities and earnings on the portfolio. Management expects that the investment portfolio will continue to be a smaller portion of the Bank's asset composition as the Company will use principal paydowns and calls to increase the size of its loan portfolio.

Premises and equipment increased $937,417 primarily due to upgrades of computer equipment and offices, the opening of an additional branch, and the relocation of one branch from leased premises to a Bank-owned facility. Other assets increased $863 thousand primarily due to an increase in certain prepaid tax accounts. Foreclosed real estate increased primarily as the result of the single large development loan discussed previously being acquired by deed in lieu of foreclosure.

Deposits increased to $183,116,534 at December 31, 2001 compared to $167,805,999 for the prior year. The total increase of 9.1% was concentrated in certain transaction-based account types. Noninterest-bearing demand deposits increased to $17,738,065 at December 31, 2001 from the prior year's total of $12,537,649, an increase of $5,200,416, or 41.5%. Interest-bearing demand deposits increased to $20,842,088 at year end compared with $20,551,420, an increase of $290,668, or 1.4%. Money market deposits increased to $53,807,885 at December 31, 2001 from $44,965,316 at December 31, 2000 for the prior year end, an increase of $8,842,569, or 19.7%. Savings deposits increased by $1,815,057 or 9.8% to $20,367,634 from $18,552,577. These increases in deposit balances were offset by declines in certificates of deposit to $70,360,762 from $71,199,037 a decrease of $838,275, or 1.2%.

The Company used the increases in deposits coupled with shifting assets from the investment portfolio to fund growth in the loan portfolio. The Company also decreased overall borrowings and shifted most short term borrowings into longer term debt to attempt to lock in lower interest rates during 2001. Short term borrowings declined to $1,813,317 from $13,550,903, a decline of $11,737,586 or 86.6%. Long-term debt increased to $48,650,000 from $41,400,000, a decline of $7,250,000 or 17.5%.

The Company experienced a $2,156,636, or 9.2%, increase in stockholders' equity for the year ended December 31, 2001. The increase in stockholders' equity was attributable to the retention of earnings from the period less cash dividends combined with comprehensive income of $670,442, option exercises and smaller amounts of ESOP activity. These increases in equity were partially offset by repurchases of common stock totaling $673,920.

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

Among other tools used to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The following sets forth the Bank's interest rate sensitivity at December 31, 2001:

                                                                                 OVER 1
                                                              OVER 3 TO         THROUGH 5         OVER 5
                                            0-3 MONTHS        12 MONTHS           YEARS            YEARS
                                            ----------        ---------           -----            -----
                                                                (AMOUNTS IN THOUSANDS)
Assets:
Cash and due from banks...................  $       693       $        --       $       --       $        --
Interest-bearing deposits.................        7,678                --               --                --
Securities................................        8,137             7,804           15,617            12,405
Loans held for sale.......................        2,354                --               --                --
Loans.....................................       43,715            19,887           58,120            74,767
                                            -----------       -----------       ----------       -----------

Total Assets..............................  $    62,577       $    27,691       $   73,737       $    87,172
                                            ===========       ===========       ==========       ===========

Liabilities:
Noninterest bearing deposits..............  $    17,738       $        --       $       --       $        --
Interest-bearing demand deposits..........       20,842                --               --                --
Money Market Deposits.....................       53,808                --               --                --
Savings...................................       20,368                --               --                --
Certificates of Deposit...................       18,573            24,285           27,503                --
Short-term debt...........................        1,813                --               --                --
Long-term debt............................           --             6,400           17,250            25,000
                                            -----------       -----------       ----------       -----------

Total Liabilities.........................  $   133,142       $    30,685       $   44,753       $    25,000
                                            ===========       ===========       ==========       ===========

Gap.......................................  $   (70,565)      $    (2,993)      $   28,984       $    62,172
Cumulative Gap............................  $   (70,565)      $   (73,558)      $  (44,574)      $    17,598
Cumulative Gap as % of total assets.......       (26.94)%          (28.08)%         (17.02)%            6.72%

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

Cash, cash equivalents, and interest-bearing deposits as of December 31, 2001, totaled $8,371,597, an increase of $1,750,466 (26.44%) from the December 31, 2000 total of $6,621,131. This increase was primarily in interest-bearing deposits at other financial institutions which totaled $7,678,158 at December 31, 2001 compared to $5,975,314 at the end of 2000. Cash on hand increased to $693,439 from $645,817 at December 31, 2000.

The Company's principal sources of cash flows are its financing activities including deposits and borrowings and issuances of shares on the exercise of stock options or allocations of shares to participant accounts in the ESOP. During the year 2001, financing activities provided $9.8 million in cash compared to $21.6 million during 2000 and $14.6 million during 1999. The decrease in cash flows from financing activities during the most recent period was principally due to a decrease in long and short-term borrowing activities. During 2001, net activity in short -term borrowing was a decline of $11.7 million as compared to an increase of $152 thousand in 2000. Net activity in long term borrowings, proceeds from borrowings minus principal payments provided a net of $7.3 million in 2001 compared to $10 million in 2000. These declines in cash flow from borrowing activities was partially offset by an increase in deposit funding growth. In the year ended 2000, net deposit growth was $12.0 million, while in 2001 net deposit growth was $15.3 million. The Company also receives cash from its operating activities which provided $5.0 million in cash during 2001, compared to cash flows of $4.1 million and $4.4 million during 2000 and 1999, respectively. The increase in operating cash flows during 2001 was primarily due to higher sales of loans originated for resale.

The Company's principal use of cash has been in investing activities including its investments in loans for portfolio, investment securities and other assets. During the year ended December 31, 2001, the Company used a total of $14.8 million in its investing activities compared to $28.5 million in 2000 and $16.5 million in 1999. The principal reason for the decline in cash used in investing activities was an increase in the excess of the proceeds of sales, redemptions, and principal reductions of investments over new purchases.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2001 the Company was in compliance with these requirements with a leverage ratio of 9.8%, a Tier 1 risk-based capital ratio of 12.8% and total risk-based capital ratio of 14.1%. At December 31, 2001, the Bank met the criteria for designation as a well-capitalized depository institution under FRB regulations.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Company are as follows:

MICHAEL L. MIDDLETON (54 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Since December 1995, Mr. Middleton has served on the Board of Directors of the Federal Home Loan Bank of Atlanta and also serves as its Board Representative to the Council of Federal Home Loan Banks.

C. MARIE BROWN (59 years old) has been employed with the Bank for over 27 years and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, of Zonta and serves on various administrative committees of the Hughesville Baptist Church and the board of the Charles County Chapter of the American Red Cross.

H. BEAMAN SMITH (56 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

GREGORY C. COCKERHAM (47 years old) joined the Bank in November 1988 and has served as Senior Vice President of Lending since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

WILLIAM J. PASENELLI (43 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, with which he had been employed since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

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

                                                                            Page
                                                                            ----

         Independent Auditors' Report                                        F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000        F-2
         Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999                                  F-3
         Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 2001, 2000 and 1999              F-4
         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2001, 2000 and 1999                            F-5
         Notes to  Consolidated Financial Statements                         F-7

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

               3.1    Articles of Incorporation of Tri-County Financial
                        Corporation*
               3.2    Bylaws of Tri-County Financial Corporation
             10.1 +   Tri-County Financial Corporation 1995 Stock Option and
                        Incentive Plan, as amended **
             10.2 +   Tri-County Financial Corporation 1995 Stock Option Plan
                        for Non-Employee  Directors,  as amended ***
             10.3 +   Employment  Agreements  with  Michael L.  Middleton,  as
                        amended, C. Marie Brown, as amended, and Gregory C. Cockerham ****
             10.4 +   Guaranty  Agreements with Michael L. Middleton,  C.
                        Marie Brown and Gregory C. Cockerham **
             10.5 +   Executive Incentive Compensation Plan **
             10.6 +   Employment Agreement with William J. Pasenelli **
             10.7 +   Retirement Plan for Directors **
             10.8 +   Split Dollar Agreements with Michael L. Middleton and
                        C. Marie Brown **
             10.9 +   Guaranty Agreement with William J. Pasenelli
             10.10+   Split Dollar Agreement with William J. Pasenelli
             21       Subsidiaries of the Registrant
             23       Consent of Stegman & Company
     _____________
     + Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).
     * Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 33-31287).
     ** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.
     *** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-70800).
     **** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998

     (b)  REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the
          -------------------
          last quarter of the fiscal year covered by this report.

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          --------
          either  filed  as  part  of  this  Annual   Report  on  Form  10-K  or
          incorporated by reference herein.

     (d)  FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
          ---------------------------------------------------------------
          are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                       [LETTERHEAD OF STEGMAN & COMPANY]

Stockholders and Board of Directors
Tri-County Financial Corporation


     We have audited the accompanying consolidated balance sheets of Tri-County Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri-County Financial Corporation as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Stegman & Company



Baltimore, Maryland
March 6, 2002

                            TRI-COUNTY FINANCIAL CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001 AND 2000

                                          ASSETS

                                                                   2001           2000
                                                                  ------         ------
Cash and due from banks                                       $     693,439  $     645,817
Interest-bearing deposits with banks                              7,678,158      5,975,314
Investment securities available for sale - at fair value         41,673,742     56,860,996
Investment securities held to maturity - at amortized cost        2,289,354      1,714,367
Stock in Federal Home Loan Bank and Federal Reserve Bank -
at cost                                                           3,035,550      3,035,550
Loans held for sale                                               2,354,315        355,000
Loans receivable - net of allowance for loan losses
of $2,281,581 and $1,929,531, respectively                      193,450,011    172,090,088
Premises and equipment, net                                       5,432,848      4,495,431
Foreclosed real estate                                            1,800,569        176,626
Accrued interest receivable                                       1,049,401      1,353,658
Other assets                                                      2,499,903      1,636,609
                                                              -------------  -------------
     TOTAL ASSETS                                             $ 261,957,290  $ 248,339,456
                                                              =============  =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Noninterest-bearing deposits                                $  17,738,165  $  12,537,649
  Interest-bearing deposits                                     165,378,369    155,268,350
                                                              -------------  -------------
     Total deposits                                             183,116,534    167,805,999
  Short-term borrowings                                           1,813,317     13,550,903
  Long-term debt                                                 48,650,000     41,400,000
     Accrued expenses and other liabilities                       2,790,981      2,152,732
                                                              -------------  -------------

     Total liabilities                                          236,370,832    224,909,634
                                                              -------------  -------------

STOCKHOLDERS' EQUITY:

Common stock - par value $.01; authorized - 15,000,000 shares;
  issued 756,805 and 777,680 shares, respectively                     7,568          7,777
Surplus                                                           7,545,590      7,500,865
Retained earnings                                                17,678,367     16,175,708
Accumulated other comprehensive income                              555,513       (114,929)
Unearned ESOP shares                                               (200,580)      (139,599)
                                                              -------------  -------------
Total stockholders' equity                                       25,586,458     23,429,822
                                                              -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 261,957,290  $ 248,339,456
                                                              =============  =============

See notes to consolidated financial statements

                        TRI-COUNTY FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                            2001          2000           1999
                                                                            ----          ----           ----
INTEREST INCOME:
   Interest and fees on loans                                            $15,223,463    $13,950,200    $11,562,846
   Taxable interest and dividends on investment securites                  3,215,164      4,237,326      4,197,132
   Interest on bank deposits                                                  76,049        102,036         93,352
                                                                         -----------    -----------    -----------
        Total interest income                                             18,514,676     18,289,562     15,853,330
                                                                         -----------    -----------    -----------
INTEREST EXPENSE:
   Interest on deposits                                                    5,935,478      6,314,871      5,528,672
   Interest on short term borrowings                                         259,558      1,418,146      1,410,863
   Interest on long term debt                                              2,562,775      1,694,473        501,644
                                                                         -----------    -----------    -----------
        Total interest expenses                                            8,757,811      9,427,490      7,441,179
                                                                         -----------    -----------    -----------

NET INTEREST INCOME                                                        9,756,865      8,862,072      8,412,151

PROVISION FOR LOAN LOSSES                                                    360,000        360,000        240,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        9,396,865      8,502,072      8,172,151
                                                                         -----------    -----------    -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                         226,641         76,326        182,494
   Net gain on sale of loans held for sale                                   187,304         85,716        238,215
   Net gain (loss) on sales of investment securities                               -        184,704           (605)
   Service charges                                                           953,496        996,884        811,991
   Other                                                                      34,079         29,358         39,369
                                                                         -----------    -----------    -----------
        Total noninterest income                                           1,401,520      1,372,988      1,271,464
                                                                         -----------    -----------    -----------

NONINTEREST EXPENSE:
   Salary and employee benefits                                            3,821,330      3,643,865      3,600,119
   Occupancy expense                                                         689,575        615,809        540,667
   ATM and deposit expenses                                                  254,176        340,532        287,178
   Advertising                                                               301,975        246,619        280,044
   Data processing expense                                                   291,399        255,792        215,227
   Depreciation of furniture, fixtures, and equipment                        263,535        241,714        231,240
   Other expenses                                                          1,372,510        987,533      1,121,650
                                                                         -----------    -----------    -----------
        Total noninterest expenses                                         6,994,500      6,331,864      6,276,125
                                                                         -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                                 3,803,885      3,543,196      3,167,490

Income tax expense                                                         1,318,350      1,207,000      1,014,000
                                                                         -----------    -----------    -----------

NET INCOME                                                               $ 2,485,535    $ 2,336,196    $ 2,153,490
                                                                         ===========    ===========    ===========

INCOME PER COMMON SHARE
   Basic                                                                       $3.24          $2.98          $2.75
   Diluted                                                                      3.11           2.85           2.59

See notes to consolidated financial statements

                        TRI-COUNTY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                           Accumu-
                                                                            lated
                                                                            Other
                                                                           Compre-
                                                                           hensive   Unearned
                                          Common   Paid-in    Retained     Income      ESOP
                                           Stock   Capital    Earnings     (Loss)     Shares          Total
                                           -----   -------    --------     --------  ---------        -----
BALANCES, JANUARY 1, 1999                 $ 7,893 $7,309,901 $13,215,770   $ 648,614  $(206,883)   $20,975,295
 Comprehensive income:
  Net Income                                    -          -   2,153,490           -          -      2,153,490
   Unrealized gains on investment
    securities net of tax of $770,187                                     (1,367,112)               (1,367,112)
                                                                                                   -----------
      Total comprehensive income                                                                       786,378
Cash dividend  $0.20 per share                  -          -    (157,034)          -          -        (157,034)
Excess of fair market value over cost
  of leveraged ESOP shares released             -     11,401           -           -          -         11,401
Exercise of stock options                     222    125,938           -           -          -        126,160
Repurchase of common stock                   (248)         -    (656,902)          -          -       (657,150)
Net change in unearned ESOP shares             15          -           -           -     30,318         30,333
                                          ------- ---------- -----------  ----------  ---------    -----------
BALANCES, DECEMBER 31, 1999               $ 7,882 $7,447,240 $14,555,324  $ (718,498) $(176,565)   $21,115,383
 Comprehensive income:
  Net Income                                    -          -   2,336,196           -          -      2,336,196
   Unrealized gains on investment
    securities net of tax of $310,083           -          -           -     603,569          -        603,569
                                                                                                   -----------
      Total comprehensive income                                                                     2,939,765
Cash dividend  $0.30 per share                  -          -    (236,595)          -          -       (236,595)
Excess of fair market value over cost
  of leveraged ESOP shares released             -     12,964           -           -          -         12,964
Exercise of stock options                      50     40,661           -           -          -         40,711
Repurchase of common stock                   (173)         -    (479,217)          -          -       (479,390)
Net change in unearned ESOP shares             18          -           -           -     36,966         36,984
                                          ------- ---------- -----------  ----------  ---------    -----------
BALANCES, DECEMBER 31, 2000               $ 7,777 $7,500,865 $16,175,708  $ (114,929) $(139,599)   $23,429,822
 Comprehensive income:
  Net Income                                    -          -   2,485,535           -          -      2,485,535
   Unrealized gains on investment
    securities net of tax of $343,599           -          -           -     670,442          -        670,442
                                                                                                   -----------
      Total comprehensive income                                                                     3,155,977
Cash dividend  $0.40 per share                  -          -    (309,204)          -          -       (309,204)
Excess of fair market value over cost
  of leveraged ESOP shares released             -     12,964           -           -          -         12,964
Exercise of stock options                      56     31,761           -           -          -         31,817
Repurchase of common stock                   (248)         -    (673,672)                             (673,920)
Net change in unearned ESOP shares            (17)         -           -           -    (60,981)       (60,998)
                                          ------- ---------- -----------  ----------  ---------    -----------
BALANCES, DECEMBER 31, 2001               $ 7,568 $7,545,590 $17,678,368  $  555,513  $(200,580)   $25,586,458
                                          ======= ========== ===========  ==========  =========    ===========

                        TRI-COUNTY FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECMBER 31, 2001, 2000, AND 1999

                                                                        2001          2000          1999
                                                                        ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 2,485,535   $ 2,336,196   $ 2,153,490
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                              360,000       360,000       240,000
   Depreciation and amortization                                          396,400       348,110       336,383
   Net amortization of premium/discount on
     mortgage backed securities and investments                            66,146       (86,909)     (236,443)
   Deferred income tax benefit                                           (205,000)     (118,000)      (68,000)
   Decrease (increase) in accrued interest receivable                     304,257      (207,138)      183,585
   Decrease in deferred loan fees                                         (18,131)      (31,732)     (122,180)
   Increase in accrued expenses and other liabilities                     638,249       911,013       690,273
   Decrease (increase) in other assets                                 (1,006,157)      323,234      (276,747)
   Loss (gain) on disposal of premises and equipment                       (8,386)            -         3,256
   (Gain) loss on sale of investment securities                                 -      (184,704)          605
   Origination of loans held for sale                                  (9,752,097)   (1,966,774)   (9,268,298)
   Proceeds from sale of loans held for sale                           11,938,716     2,470,589    11,000,111
   Gain on sales of loans held for sale                                  (187,304)      (85,716)     (238,215)
                                                                      -----------    ----------   -----------
          Net cash provided by operating activities                     5,012,228     4,068,169     4,397,820
                                                                      -----------    ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase (decrease) in interest-bearing deposits with banks     (1,702,844)   (2,912,035)    1,089,537
   Purchase of investment securities available for sale               (29,410,447)  (18,235,337)  (74,254,708)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                        45,549,859    19,212,629    71,673,801
   Purchase of investment securities held to maturity                  (1,345,703)     (893,649)   (1,697,520)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                             770,717     1,128,333     1,890,569
   Net purchase of FHLB and Federal Reserve stock                               -      (747,850)     (282,350)
   Loans originated or acquired                                       (96,149,353)  (70,415,720)  (62,475,059)
   Principal collected on loans                                        70,448,931    44,707,731    48,239,092
   Purchase of premises and equipment                                  (1,334,396)     (327,155)     (551,968)
   Proceeds from disposal of premises and equipment                         8,963             -        12,150
   Acquisition of foreclosed real estate                               (1,623,943)            -      (122,910)
                                                                      -----------    ----------   -----------
       Net cash used in investing activities                          (14,788,216)  (28,483,053)  (16,479,366)
                                                                      -----------    ----------   -----------

                        TRI-COUNTY FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECMBER 31, 2001, 2000, AND 1999

                                                                        2001             2000              1999
                                                                        ----             ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                          $ 15,310,535     $ 12,064,199     $  3,926,436
   Net (decrease) increase in short-term borrowings                   (11,737,586)         152,525       (3,539,504)
   Dividends paid                                                        (309,204)        (236,595)        (157,034)
   Exercise of stock options                                               31,817           40,711          126,160
   Net change in unearned ESOP shares                                     (48,033)          49,948           41,734
   Repurchase of common stock                                            (673,920)        (479,391)        (657,150)
   Proceeds from long-term borrowings                                  12,250,000       30,000,000       35,000,000
   Payments of long-term borrowings                                    (5,000,000)     (20,000,000)     (20,096,450)
                                                                     ------------     ------------     ------------
      Net cash provided by financing activities                         9,823,609       21,591,397       14,644,192

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           47,622       (2,823,487)       2,562,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            645,817        3,469,304          906,658
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $    693,439     $    645,817     $  3,469,304
                                                                     ============     ============     ============

Supplementary cash flow information:
  Cash paid during the year for:
    Interest                                                         $  9,015,483     $  8,737,746     $  7,368,462
    Income taxes                                                        1,431,000          925,000        1,288,882

Noncash transfer from loans to foreclosed real estate                   1,276,070                -           53,716


See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Consolidation
          ---------------------------------------

               The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") and the Bank's wholly owned subsidiaries, Tri-County Investment Corporation and Community Mortgage Corporation of Tri-County (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2001.

          Use of Estimates
          ----------------

               In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

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

          Investment Securities
          ---------------------

               Investment securities that are held principally for resale in the near term are classified as trading assets and are recorded at fair value with changes in fair value recorded in earnings. The Company had no trading assets during the periods presented. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held- to-maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in other comprehensive income, a separate component of stockholders' equity.

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

               The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

               The allowance for loan loss consists of an allocated component and an unallocated component. The components of allowance for loan losses represent an estimation done pursuant to either SFAS No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

               The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

               A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are reviewed on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

                 Buildings and improvements                15 - 50 years
                 Furniture and equipment                    3 - 15 years
                 Automobiles                                     5 years

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

          New Accounting Standards
          ------------------------

               In July 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 summarizes certain SEC views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses.

               SAB 102 provides parallel guidance to the federal banking agencies guidance issued through the Federal Financial Institutions Examination Council as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions". The adoption of SAB 102 had no affect on the financial position or results of operations of the Company.

               In July 2001,  the Financial  Accounting  Standards  Board issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS Nos. 141 and 142 are effective for years beginning after July 1, 2001 and January 1, 2002, respectively. The adoption of SFAS No. 141 and 142 did not affect the financial position or results of operations of the Company.

               In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to affect the financial position or results of operations of the Company.

2.   INVESTMENT SECURITIES

               The amortized cost and estimated fair values of securities with gross unrealized losses and gains are:

                                                                          December 31, 2001
                                                       --------------------------------------------------------
                                                                         Gross           Gross        Estimated
                                                       Amortized       Unrealized      Unrealized       Fair
                                                          Cost           Gains           Losses        Values
                                                          ----           -----           ------        ------
Securities available for sale
  Mutual Funds                                          $ 5,868,115     $       -      $      -    $ 5,868,115
  Government Sposored Enterprises (GSE's)                         -             -             -              -
Asset-backed securities issued by:
  GSE's                                                  25,603,305       564,133        82,494     26,084,944
  Other                                                   8,846,200       147,777           516      8,993,461
                                                        -----------     ---------      --------    -----------
Total debt securities available for sale                 40,317,620       711,910        83,010     40,946,520
Corporate equity securities                                 509,010       218,212             -        727,222
                                                        -----------     ---------      --------    -----------
Total securities available for sale                     $40,826,630     $ 930,122      $ 83,010    $41,673,742
                                                        ===========     =========      ========    ===========

Securities held-to-maturity
  U.S. government obligations                           $   300,000     $       -      $    500    $   299,500
  Other investments                                       1,989,354             -             -      1,989,354
                                                        -----------     ---------      --------    -----------
Total securities held-to-maturity                       $ 2,289,354     $       -      $    500    $ 2,288,854
                                                        ===========     =========      ========    ===========

                                                                          December 31, 2000
                                                       --------------------------------------------------------
                                                                         Gross           Gross        Estimated
                                                       Amortized       Unrealized      Unrealized       Fair
                                                          Cost           Gains           Losses        Values
                                                          ----           -----           ------        ------
Securities available for sale
  Mutual Funds                                          $   753,116     $       -     $       -    $   753,116
  Government Sposored Enterprises (GSE's)                 8,000,000             -        88,397      7,911,603
Asset-backed securities issued by:
  GSE's                                                  30,894,088       139,721       456,854     30,576,955
  Other                                                  16,890,571        32,527        68,100     16,854,998
                                                        -----------     ---------      --------    -----------
Total debt securities available for sale                 56,537,775       172,248       613,351     56,096,672
Corporate equity securities                                 509,010       255,314             -        764,324
                                                        -----------     ---------      --------    -----------
Total securities available for sale                     $57,046,785     $ 427,562     $ 613,351    $56,860,996
                                                        ===========     =========      ========    ===========
Securities held-to-maturity
  U.S. government obligations                           $   200,000     $       -     $       -    $   200,000
  Other investments                                       1,514,367             -             -      1,514,367
                                                        -----------     ---------      --------    -----------
Total securities held-to-maturity                       $ 1,714,367     $       -     $       -    $ 1,714,367
                                                        ===========     =========      ========    ===========

               At December 31, 2001 and 2000, U.S. Government obligations with a carrying value of $300,000 and $200,000, respectively, were pledged to secure public unit deposits and for other purposes required or permitted by law. In addition, at December 31, 2001 and 2000, certain other securities with a carrying value of $3,413,300 and $4,644,600 were pledged to secure certain deposits. At December 31, 2001, securities with a carrying value of $34,738,000 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

               The scheduled maturities of securities at December 31, 2001 are as follows:

                                                                 Available for Sale               Held to Maturity
                                                           ------------------------------      ---------------------------
                                                            Amortized           Fair             Amortized          Fair
                                                               Cost             Value              Cost            Value
                                                           ------------      ------------       -----------     ----------

            Within one year                                 $ 5,868,115      $ 5,868,115        $ 1,277,724    $ 1,277,224
            Over one year through five years                          -                -          1,011,630      1,011,630
            Over five years through ten years                         -                -                  -              -
                                                            -----------      -----------        -----------    -----------
                                                              5,868,115        5,868,115          2,289,354      2,288,854
            Mortgage-backed securities                       34,449,505       35,078,405                  -              -
                                                            -----------      -----------        -----------    -----------
                                                            $40,317,620      $40,946,520        $ 2,289,354    $ 2,288,854
                                                            ===========      ===========        ===========    ===========

               Proceeds from the sales of investment securities available for sale during 2001, 2000, and 1999 were $0, $186,900, and $200,000, respectively.
Gross gains in the years ending December 31, 2001, 2000, and 1999 were $0, $184,704, and $0, respectively. Gross losses for the years ending December 31, 2001, 2000, and 1999 were $-0-, $0, and $605, respectively.

               Asset-backed securities are comprised of mortgage-backed securities as well as mortgage derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits. In certain cases, the Bank will purchase securities of a single private issuer, defined as an issuer which is not a government or government sponsored entity, in total amounts in excess of 10% of stockholders' equity. The Bank only does so when satisfied that such concentrations pose no threat to the Bank's safety or soundness. The following summarizes securities positions and the quality of private issuers where those positions were in excess of 10% of stockholders' equity as of December 31, 2001 and 2000:

                                                                     2001                   2000
                                                           -----------------------   ---------------------
                                                             Carrying     Moody's    Carrying    Moody's
                                                              Value       Rating      Value       Rating
                                                           ------------  ---------   --------    ---------
            Country Wide Home Loans                         $ 2,043,415     AAA      $3,874,885     AAA
            GE Capital Mortgage Services                      4,570,638     AAA       5,733,391     AAA
                                                            -----------              ----------
                                                            $ 6,614,053              $9,608,276
                                                            ===========              ==========

3.   LOANS RECEIVABLE

               Loans receivable at December 31, 2001 and 2000 consist of the following:

                                                       2001               2000
                                                       ----               ----
Commercial real estate                            $ 65,616,917        $ 42,226,137
Residential real estate                             61,429,647          67,975,177
Residential construction                            18,136,008          17,301,263
Second mortgage loans                               18,580,099          18,637,062
Lines of credit - commercial                        18,539,209          15,046,074
Consumer loans                                      14,187,608          13,609,934
                                                  ------------        ------------
                                                   196,489,488         174,795,647
                                                  ------------        ------------
Less:
  Deferred loan fees                                   757,896             776,028
  Allowance for loan losses                          2,281,581           1,929,531
                                                  ------------        ------------
                                                     3,039,477           2,705,559
                                                  ------------        ------------

                                                  $193,450,011        $172,090,088
                                                  ============        ============


               The following table sets forth the activity in the allowance for loan losses:

                                                              2001            2000             1999
                                                              ----            ----             ----
Balance January 1,                                         $1,929,531      $1,653,290       $1,540,551

Add:
  Provision charged to operations                             360,000         360,000          240,000
  Recoveries                                                   31,417          12,034            6,790
Less:
  Charge-offs                                                  39,367          95,793          134,051
                                                           ----------      ----------       ----------
Balance, December 31                                       $2,281,581      $1,929,531       $1,653,290
                                                           ==========      ==========       ==========

               No loans included within the scope of SFAS No. 114 were identified as being impaired at December 31, 2001 or 2000 and for the years then ended.

               Loans on which the recognition of interest has been discontinued, which were not included within the scope of SFAS No. 114, amounted to approximately $280,000, $7,000, and $218,000 at

December 31, 2001, 2000, and 1999, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during 2001, 2000, and 1999, interest income would have been increased by approximately $10,480, $913, and $27,000, respectively. No income was recognized for these loans in 2001, 2000 and 1999.

               Included in loans receivable at December 31, 2001 and 2000, is $1,223,840 and $536,005 due from officers and directors of the Bank. Activity in loans outstanding to officers and directors is summarized as follows:

                                                                             2001              2000
                                                                             ----              ----
Balance, beginning of year                                              $   536,005         $1,379,274
Changes due to retirement or addition of directors net                            -           (916,170)
New loans made during year                                                1,150,460            131,636
Repayments made during year                                                (462,625)           (58,735)
                                                                        -----------         ----------
Balance, end of year                                                    $ 1,223,840         $  536,005
                                                                        ===========         ==========

4.   LOAN SERVICING

               Loans serviced for others and not reflected in the balance sheets are $68,287,344 and $64,754,825 at December 31, 2001 and 2000, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights capitalized during 2001, 2000, and 1999 totaled $182,119, $45,365, and $142,201, respectively.

               Amortization of mortgage servicing rights totaled $144,000, $144,000, and $103,097, respectively. Net servicing rights assets totaled
$525,075,  $486,956,  and  $585,591  at  December  31,  2001,  2000,  and  1999,
respectively.

5.   PREMISES AND EQUIPMENT

               A summary of premises and equipment at December 31, 2001 and 2000 is as follows:

                                                              2001                2000
                                                              ----                ----
Land                                                       $1,731,941          $ 1,533,412
Building and improvements                                   3,642,101            3,011,967
Furniture and equipment                                     2,824,015            2,318,860
Automobiles                                                   103,144              103,144
                                                           ----------          -----------
Total cost                                                  8,301,201            6,967,383
Less accumulated depreciation                               2,868,353            2,471,952
                                                           ----------          -----------
Premises and equipment, net                                $5,432,848          $ 4,495,431
                                                           ==========          ===========

               Certain bank facilities are leased under various operating leases. Rent expense was $242,387, $168,921, and $175,949 in 2001, 2000 and
1999, respectively. Future minimum rental commitments under noncancellable operating leases are as follows:

              2002                             $218,902
              2003                              196,853
              2004                              196,404
              2005                              195,955
              2006                              195,506
              Thereafter                        507,000
                                               --------

                  Total                      $1,510,620
                                             ==========

6.   DEPOSITS

               Deposits outstanding at December 31 consist of:

                                                          2001                2000
                                                          ----                ----
Noninterest-bearing demand                            $ 17,738,165       $ 12,537,649
Interest-bearing:
  Demand                                                20,842,088         20,551,420
  Money market deposits                                 53,807,885         44,965,316
  Savings                                               20,367,634         18,552,577
  Certificates of deposit                               70,360,762         71,199,037
                                                      ------------       ------------
Total interest-bearing                                 165,378,369        155,268,350
                                                      ------------       ------------
Total deposits                                        $183,116,534       $167,805,999
                                                      ============       ============

               The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 were $17,018,000 and $14,857,000, respectively.

               At December 31, 2001, the scheduled maturities of time deposits are as follows:

       2002                           $42,857,583
       2003                            16,056,571
       2004                             7,259,541
       2005                             1,827,744
       2006                             2,359,323
                                      -----------
                                      $70,360,762
                                      ===========

7.   LONG-TERM DEBT AND OTHER BORROWINGS

               The Bank's long-term debt consists of advances from the Federal Home Loan Bank of Atlanta. The Bank classifies debt based upon original maturity, and does not reclassify debt to short term status during its life. These include fixed rate, adjustable rate, and convertible advances. The Bank's fixed rate, non-convertible, long-term debt of $8,250,000 at December 31, 2001 matures through 2006. The interest rates on fixed rate, non-convertible, long-term debt ranged from 1.125% to 5.43% at December 31, 2001 and 6.25% at December 31, 2000. At December 31, 2001 and 2000, the weighted average interest rates on fixed rate, non-convertible, long-term debt were 5.14% and 6.25%, respectively.

               The Bank's fixed rate, convertible, long-term debt of $35,000,000 at December 31, 2000 matures through 2011. This debt is callable by the issuer, after an initial period ranging from six months to five years. These advances become callable on dates ranging from 2002 to 2005. Depending on the specific instrument, the instrument is callable either continuously after the initial period (Bermuda option) or only at the date ending the initial period (European). At December 31, 2001 and 2000 the interest rates on this debt ranged from 4.62% to 6.25% and 4.67% to 6.25%, respectively. At December 31, 2001 and 2000 the weighted average interest rates on fixed rate, convertible, long-term debt were 5.42% and 5.63%, respectively.

               The Bank's adjustable rate, long-term debt at December 31, 2000 matures in 2002. This debt adjusts quarterly based upon a margin over the three month London Interbank Offer Rate ("LIBOR"). Margins range from 29 to 31 basis points. The debt has minimum interest rates ranging from 5.31% to 5.79%. The debt has maximum rates ranging from 7.50% to 7.81%. At December 31, 2001 and 2000, the interest rates on adjustable rate, long-term debt ranged from 5.31% to 5.79% and 6.94% to 6.96%, respectively. At December 31, 2001 and 2000, the weighted average rate on adjustable rate, long-term debt was 5.69% and 6.94%, respectively.

            The contractual maturities of long-term debt are as follows:

                                           December 31,
                                               2001                                           2000
                    --------------------------------------------------------------        ------------
                      Fixed         Adjustable       Fixed Rate
                       Rate            Rate          Covertible          Total               Total
                       ----         ----------       -----------         -----               -----
Due in 2002         $ 1,000,000     $ 6,400,000      $          -      $ 7,400,000        $ 11,400,000
Due in 2003              88,000                        10,000,000       10,088,000
Due in 2004              88,000                                             88,000           5,000,000
Due in 2005              74,000                                             74,000          10,000,000
Due in 2006           7,000,000                                          7,000,000
Thereafter                    -               -        25,000,000       25,000,000          15,000,000
                    -----------     -----------      ------------     ------------        ------------
                    $ 8,250,000     $ 6,400,000      $ 35,000,000     $ 49,650,000        $ 41,400,000
                    ===========     ===========      ============     ============        ============

               The Bank also has daily advances outstanding which are classified as short-term debt. These advances are repayable at the Bank's option at any time and reprice daily. These advances totaled $1,000,000 and $12,975,000 at December 31, 2001 and 2000, respectively. Average rates at December 31, 2001 and 2000 on this short-term debt were 1.83% and 6.35%, respectively.

               Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the "Agreement"), the Company maintains eligible collateral consisting of 1 - 4 unit residential first mortgage loans, discounted at 75% of the unpaid principal balance, equal to 100% at December 31, 2000, of its total outstanding long and short term Federal Home Loan Bank advances. This amount was $65,169,000 at December 31, 2000. At December 31, 2000, the Bank also pledged its Federal Home Loan Bank stock of $2,961,300 and has securities with a carrying value of $50,646,000 eligible as collateral for these advances.

               During 2001, the Bank entered into an addendum to the Agreement that expanded the types of eligible collateral under the Agreement to include certain commercial real estate loans. These loans are subject to eligibility rules, and collateral values are discounted at 50% of the unpaid loan principal balance. In addition, only 50% of total collateral for Federal Home Loan Bank advances may consist of commercial real estate loans. At December 31, 2001, the Bank had eligible collateral in its commercial real estate and residential portfolios to borrow up to approximately $78,000,000 from the Federal Home Loan Bank. In addition the Bank has pledged its Federal Home Loan Bank stock of $2,961,300 and securities with a carrying value of $34,738,000 as additional collateral for its advances.

               Other short-term debt consists of notes payable to the U.S. Treasury, which are Federal treasury tax and loan deposits accepted by the Bank and remitted on demand to the Federal Reserve Bank. At December 31, 2001 and 2000, such borrowings were $813,317 and $575,903, respectively. The Bank pays interest on these balances at a slight discount to the federal funds rate. The notes are secured by investment securities with an amortized cost of approximately $786,700 and $912,535 at December 31, 2001 and 2000, respectively.

8.   INCOME TAXES

            Income tax was as follows:

                                              2001             2000             1999
                                              ----             ----             ----
Current
  Federal                                  $1,409,350      $ 1,307,000        $ 973,000
  State                                       114,000           18,000          109,000
                                           ----------      -----------       ----------
                                            1,523,350        1,325,000        1,082,000
                                           ----------      -----------       ----------
Deferred
  Federal                                    (168,000)         (97,000)         (56,000)
  State                                       (37,000)         (21,000)         (12,000)
                                           ----------      -----------       ----------
                                             (205,000)        (118,000)         (68,000)
                                           ----------      -----------       ----------
Total Income Tax Expense                   $1,318,350      $ 1,207,000       $1,014,000
                                           ==========      ===========       ==========

               Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                                2001                    2000                     1999
                                        ----------------------  -----------------------  -----------------------
                                                    Percent of               Percent of               Percent of
                                                     Pre Tax                  Pre Tax                  Pre Tax
                                        Amount       Income       Amount      Income        Amount     Income
                                        ----------------------  -----------------------  -----------------------
Expected income tax expense at
  federal tax rate                    $1,293,321     34.0%      $1,205,000     34.0%     $1,077,000     34.0%
State taxes net of federal benefit        77,000      2.0%               -      0.0%         62,000      1.9%
Nondeductible expenses                     5,233      0.1%          14,000      0.4%         14,000      0.4%
Deduction for stock options exercised          -      0.0%               -      0.0%        (90,000)    -2.9%
Other                                    (57,204)    -1.4%         (12,000)    -0.3%        (49,000)    -1.4%
                                      ----------     ----       ----------     ----      ----------     ----
                                      $1,318,350     34.7%      $1,207,000     34.1%     $1,014,000     32.0%
                                      ==========     ====       ==========     ====      ==========     ====

               The net deferred tax assets in the accompanying balance sheets include the following components:

                                                           2001             2000
                                                           ----             ----
Deferred tax assets:
  Deferred fees                                         $ 44,566          $ 48,073
  Allowance for loan losses                              768,525           577,486
  Deferred compensation                                  102,568            83,510
  Unrealized loss on investment
    securities available for sale                              -            52,000
                                                        --------          --------
                                                         915,659           761,069
                                                        --------          --------

Deferred tax liabilities:
  FHLB stock dividends                                   153,866           152,896
  Depreciation                                            98,328            97,708
  Unrealized gain on investment
    securities available for sale                        291,599                 -
                                                        --------          --------
                                                         543,793           250,604
                                                        --------          --------

                                                        $371,866          $510,465
                                                        ========          ========

               Retained earnings at December 31, 2001, include approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the "base year tax reserve") for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $458,000 at December 31, 2001.

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

9.   COMMITMENTS AND CONTINGENCIES

               The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments are commitments to extend credit. These instruments may, but do not necessarily, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet loans receivable.

               As of December 31, 2001 and 2000, in addition to the undisbursed portion of loans receivable of approximately $6,031,000 and $5,032,000, respectively, the Bank had outstanding loan commitments approximating $1,926,500 and $995,000, respectively.

               Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $5,698,000 and $6,256,000 at December 31, 2001 and 2000, respectively. In addition to the commitments noted above, customers had approximately $10,123,000 and $9,891,000 available under lines of credit at December 31, 2001 and 2002, respectively.

10.  STOCK OPTION AND INCENTIVE PLAN

               The Company has a stock option and incentive plan to attract and retain personnel and provide incentive to employees to promote the success of the business. At December 31, 2001, 61,081 shares of stock have been authorized and are available for grants of options under this plan. The exercise price for options granted is set at the discretion of the Board, but is not less than the market value of the shares as of the date of grant. An option's maximum term is ten years and the options generally vest immediately upon issuance.

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

                                                      2001             2000             1999
                                                      ----             ----             ----
Net Income                   As reported           $ 2,485,535      $ 2,336,119      $ 2,153,490
                             Pro forma               2,259,284        2,270,079        1,990,645

Basic Earnings Per Share     As reported                  3.24             2.98             2.75
                             Pro forma                    2.95             2.89             2.54

Diluted Earnings Per Share   As reported                  3.11             2.85             2.59
                             Pro forma                    2.83             2.76             2.39

               For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

                                           2001         2000         1999
                                           ----         ----         ----
Dividend Yield                             1.30%        0.75%        0.75%
Expected volatility                       15.00%       15.00%       15.00%
Risk - free interest rate                  4.91%        5.85%        5.72%
Expected lives (in years)                   10           10           10
Weighted average fair value               $11.06       $12.28       $11.51

The following tables summarize activity in the plan:

                                             2001                   2000                    1999
                                       -------------------    -----------------      -------------------
                                                 Weighted              Weighted                 Weighted
                                                 Average               Average                  Average
                                                 Exercise              Exercise                 Exercise
                                       Shares     Price       Shares     Price       Shares      Price
                                       ------    --------     ------   --------      ------     --------
Outstanding at beginning of year       91,036     $16.89      91,184    $12.61       101,818    $12.61
Granted                                20,448      26.57       9,179     26.66        14,143     25.24
Exercised                              (7,105)     10.28      (7,790)    14.61       (24,369)     7.61
Forfeitures                            (4,700)     24.41      (1,537)    25.25          (408)    26.60
                                       ------                 ------                 -------
Outstanding at end of year             99,679     $18.99      91,036    $16.89        91,184    $15.85
                                       ======     ======      ======    ======       =======    ======

                                 Options Outstanding                               Options Exercisable
                         -------------------------------------             -------------------------------------
                                                 Weighted                                         Weighted
                            Number              Remaining                     Number                Average
                         Outstanding           Contractual                 Exercisable              Exercise
                           12/31/01                 Life                      12/31/01                Price
                         ------------          ---------------             -------------          --------------
                              43,174               4 years                       43,174               $10.28
                                 775               6 years                          775                21.51
                              21,628               7 years                       21,628                24.31
                               8,051               8 years                        8,051                26.60
                               9,029               9 years                        9,029                26.70
                              17,022              10 years                       17,022                26.55

11.  EMPLOYEE BENEFIT PLANS

               The Bank has an Employee Stock Ownership Plan (ESOP) which covers substantially all of the Bank's employees. The ESOP acquires stock of the Bank's parent corporation, Tri-County Financial Corporation. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share. Dividends on ESOP shares are recorded as a reduction of retained earnings. The ESOP may acquire in the open market up to 195,700 shares. At December 31, 2001, the Plan owns 53,731 shares.

               The Company also has a 401(k) plan. The Bank matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. Currently one-half of an employee's first 6% deferral is matched. All employees who have completed one year of service and have reached the age of 21 are covered under this defined contribution plan. Contributions are determined at the discretion of management and the Board of Directors. For the years ended December 31, 2001, 2000, and 1999, the Company charged $93,000, $90,000, and
$342,000, against earnings to fund the Plans.

12.  DIVIDENDS

               On January 22, 2002, the Board of Directors declared a $.50 per share cash dividend to be paid on April 8, 2002 to holders of record as of March 25, 2002. On January 31, 2001, the Board of Directors declared a $.40 per share cash dividend which was distributed on April 9, 2001 to holders of record as of March 26, 2001. On February 3, 2000, the Board of Directors declared a $.30 per share cash dividend which was distributed April 14, 2000 to holders of record as of March 14, 2000.

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

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

               As of December 31, 2001, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

               The Company's and the Bank's actual capital amounts and ratios for 2001 and 2000 are presented in the tables below: (dollar amounts in thousands)

                                                                                                 To be Considered
                                                                                                  Well Capitalized
                                                                         Required for              Under Prompt
                                                                      Capital Adequacy           Corrective Action
                                               Actual                     Purposes                   Provisions
                                      ----------------------         -------------------         ---------------------
                                        Amount        Ratio           Amount      Ratio           Amount       Ratio
                                      ---------      -------         -------      ------         --------     --------
At December 31, 2001:
 Total capital (to risk-
 weighted assets):
     The Company                         $27,314      14.08%         $15,511        8.0%
     The Bank                             25,799      13.26%          15,570        8.0%          $19,462       10.0%

 Tier 1 capital (to risk-
 weighted assets):
     The Company                          24,841      12.81%           7,756        4.0%
     The Bank                             23,517      12.08%           7,785        4.0%           11,677        6.0%

 Tier 1 capital (to
 average assets):
     The Company                          24,841       9.64%          10,311        4.0%
     The Bank                             23,517       9.46%           9,944        4.0%           12,430        5.0%

At December 31, 2000:
 Total capital (to risk-
 weighted assets):
     The Company                          25,475      13.53%         $15,069        8.0%
     The Bank                             25,227      13.40%          15,069        8.0%           18,837       10.0%

 Tier 1 capital (to risk-
 weighted assets):
     The Company                          23,545      12.50%           7,535        4.0%
     The Bank                             23,182      12.31%           7,535        4.0%           11,302        6.0%

 Tier 1 capital (to
 average assets):
     The Company                          23,545       9.61%           9,803        4.0%
     The Bank                             23,182       9.46%           9,803        4.0%           12,254        5.0%

14.  EARNINGS PER SHARE

               The calculations of basic and diluted earnings per share are as follows:

                                                    2001            2000           1999
                                                 ----------      ----------     ----------
Basic earnings per share
  Net income                                     $2,485,535      $2,336,196     $2,153,490
  Average common shares outstanding                 766,927         784,605        782,950
  Net income per common share - basic            $     3.24      $     2.98     $     2.75

Diluted earnings per share
  Net income                                     $2,485,535      $2,336,196     $2,153,490
  Average common shares outstanding                 766,927         784,605        782,950
  Stock option adjustment                            31,860          36,534         49,333
  Average common shares outstanding - diluted       798,787         821,139        832,283
  Net income per common share - diluted          $     3.11      $     2.85     $     2.59

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

                                                  December 31, 2001                December 31, 2000
                                               -------------------------        ---------------------------
                                                              Estimated                         Estimated
                                                 Carrying       Fair             Carrying         Fair
                                                  Amount        Value             Amount          Value
                                                  ------      ---------          --------       ----------
Assets:
  Cash and cash equivalents                    $    693,439  $    693,439       $    645,817   $    645,817
  Interest bearing deposits with banks            7,678,158     7,678,158          5,975,314      5,975,314
  Investment securities and stock in FHLB
    and FRB                                      46,998,646    46,998,146         61,610,913     61,610,913
  Loans receivable, net                         193,450,011   199,325,377        174,795,647    175,551,335
  Loans held for sale                             2,354,315     2,354,315            355,000        355,000

Liabilities:
  Savings, NOW, and money market accounts       112,755,772   112,755,862         96,251,723     96,251,723
  Time certificates                              70,360,762    71,827,020         71,199,037     71,209,125
  Long-term debt and other borrowed funds        50,463,317    52,340,500         54,950,903     55,187,033

               At December 31, 2001 and 2000, the Company had outstanding loan commitments and standby letters of credit of $7.6 million and $7.3 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

               The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

16.  CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

               Financial information pertaining only to Tri-County Financial Corporation is as follows:

      Balance Sheets:

                                      ASSETS
                                                              2001          2000
                                                              ----          ----
Cash - noninterest-bearing                                $    25,000   $   204,937
Cash - interest-bearing                                       925,521       280,000
Other assets                                                  691,208        79,645
Investment securities available for sale                      111,582        34,679
Investment in wholly owned subsidiary                      24,073,273    23,067,087
                                                          -----------   -----------

    TOTAL ASSETS                                          $25,826,584   $23,666,348
                                                          ===========   ===========

Current liabilities                                       $   240,126   $   236,526

Stockholders' equity
  Common stock                                                  7,568         7,777
  Surplus                                                   7,545,590     7,500,865
  Retained earnings                                        17,678,367    16,175,708
  Unearned ESOP shares                                       (200,580)     (139,599)
  Accumulated other comprehensive income                      555,513      (114,929)
                                                          -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                  $25,826,584   $23,666,348
                                                          ===========   ===========

   Condensed Statements of Income:

                                                          Year Ended December 31,
                                                     ------------------------------------
                                                        2001         2000         1999
                                                        ----         ----         ----
Dividends from subsidiary                            $2,250,000   $  500,000   $1,000,000
Interest income                                          26,929       27,510       42,675
Loss on sale of investment securities                         -            -         (605)
Miscellaneous expenses                                 (167,787)     (90,391)     (97,844)
                                                     ----------   ----------   ----------

Income before income taxes and equity in              2,109,142      437,119      944,226
  undistributed net income of subsidiary
Federal and state income tax benefit                     40,650            -       21,000

Equity in undistributed net income of subsidiary        335,743    1,899,077    1,188,264
                                                     ----------   ----------   ----------
NET INCOME                                           $2,485,535   $2,336,196   $2,153,490
                                                     ==========   ==========   ==========

Condensed Statements Cash Flows:

                                                                   2001            2000             1999
                                                                   ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 2,485,535      $ 2,336,196       $ 2,153,490
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed earnings of subsidiary                 (335,743)      (1,899,077)       (1,188,264)
  Loss on sale of investment securities                                 -                -               605
  Increase in current assets                                     (611,564)         (39,398)          (28,513)
  Increase in current liabilities                                   3,600                -           186,893
                                                              -----------      -----------       -----------
Net cash provided by operating activities                       1,541,828          397,721         1,124,211
                                                              -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits           (645,521)         439,068          (677,177)
  Purchase of investment securities available for sale            (76,903)          (6,677)           (3,637)
  Maturity or redemption of investment securities
    available for sale                                                  -                -           200,000
                                                              -----------      -----------       -----------
    Net cash provided (used) by investing activities             (722,424)        (432,391)         (480,814)
                                                              -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                 (309,204)        (236,595)         (157,034)
  Exercise of stock options                                        31,817           53,676           126,160
  Net change in ESOP loan                                         (48,034)          36,984            41,734
  Redemption of common stock                                     (673,920)        (479,391)         (657,150)
                                                              -----------      -----------       -----------
    Net cash used in financing activities                        (999,341)        (625,326)         (646,290)
                                                              -----------      -----------       -----------
INCREASE (DECREASE) IN CASH                                      (179,937)         204,786            (2,893)

CASH AT BEGINNING OF YEAR                                         204,937              151             3,044
                                                              -----------      -----------       -----------
CASH AT END OF YEAR                                           $    25,000      $   204,937       $       151
                                                              ===========      ===========       ===========

17.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

               A summary of selected consolidated quarterly financial data for the two years ended December 31, 2001 is reported as follows:

                                                                        2001
                                            ---------------------------------------------------------
                                              Fourth          Third         Second         First
                                              Quarter         Quarter       Quarter        Quarter
                                              -------         -------       -------        -------
Interest and dividend income               $ 4,326,809     $ 4,630,360    $ 4,649,286     $ 4,908,221
Interest expenses                            1,821,087       2,132,804      2,316,701       2,487,219
                                           -----------     -----------    -----------     -----------
Net interest income                          2,505,722       2,497,556      2,332,585       2,421,002
Provision for loan loss                         90,000          90,000         90,000          90,000
                                           -----------     -----------    -----------     -----------
Net interest income after provision
for loan loss                                2,415,722       2,407,556      2,242,585       2,331,002
Noninterest income                             355,728         344,406        353,858         347,528
Noninterest expense                          1,840,743       1,862,904      1,609,104       1,681,749

Income before income taxes                     930,707         889,058        987,339         996,781
Provision for income taxes                     312,650         322,000        335,700         348,000
Net Income                                     618,057         567,058        651,639         648,781

Earnings per common share:

Basic                                      $      0.83     $      0.74    $      0.84     $      0.83
                                           ===========     ===========    ===========     ===========
Diluted                                    $      0.79     $      0.71    $      0.81     $      0.80
                                           ===========     ===========    ===========     ===========
                                                                       2000
                                           ---------------------------------------------------------
                                             Fourth          Third          Second          First
                                             Quarter         Quarter        Quarter         Quarter
                                             -------         -------        -------         -------
Interest and dividend income               $ 4,829,400    $ 4,637,439     $ 4,487,475    $ 4,335,248
Interest expenses                            2,619,502      2,470,503       2,289,364      2,048,121
                                           -----------    -----------     -----------    -----------
Net interest income                          2,209,898      2,166,936       2,198,111      2,287,127
Provision for loan loss                         90,000         90,000          90,000         90,000
                                           -----------    -----------     -----------    -----------
Net interest income after provision
for loan loss                                2,119,898      2,076,936       2,108,111      2,197,127
Noninterest income                             470,936        300,658         309,275        292,119
Noninterest expense                          1,580,431      1,553,978       1,631,991      1,565,464

Income before income taxes                   1,010,403        823,616         785,395        923,782
Provision for income taxes                     352,000        279,000         276,000        300,000
Net Income                                     658,403        544,616         509,395        623,782

Earnings per common share:

Basic                                           $ 0.85         $ 0.69     $      0.65    $      0.79
                                           ===========    ===========     ===========    ===========
Diluted                                         $ 0.82         $ 0.66     $      0.62    $      0.75
                                           ===========    ===========     ===========    ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRI-COUNTY FINANCIAL CORPORATION


Date: March 27, 2002                 By:/s/ Michael L. Middleton
                                        ----------------------------------------
                                        Michael L. Middleton
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael L. Middleton                By:/s/ William J. Pasenelli
     ---------------------------------          --------------------------------
     Michael L. Middleton                       William J. Pasenelli
     (Director, President and Chief             (Chief Financial and Accounting
     Executive Officer)                          Officer)

Date: March 27, 2002                         Date: March 27, 2002


By:  /s/ C. Marie Brown                      By:/s/ Herbert N. Redmond, Jr.
     ---------------------------------          --------------------------------
     C. Marie Brown                             Herbert N. Redmond, Jr.
     (Director and Chief Operating Officer)     (Director)

Date: March 27, 2002                         Date: March 27, 2002


By:  /s/ H. Beaman Smith                     By:/s/ W. Edelin Gough, Jr.
     ---------------------------------          --------------------------------
     H. Beaman Smith                            W. Edelen Gough, Jr.
     (Director and Secretary/Treasurer)         (Director)

Date: March 27, 2002                            Date: March 27, 2002


By:  /s/ Louis P. Jenkins, Jr.               By:/s/ Catherine A. Askey
     ---------------------------------          --------------------------------
     Louis P. Jenkins, Jr.                      Catherine A. Askey
     (Director)                                 (Director)

Date: March 27, 2002                         Date: March 27, 2002