Form 10-Q
period 2002-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2002-05-15
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


                         Commission File Number 0-18279
                         ------------------------------

                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                          52-1652138
-------------------------------                           ----------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                             20601
-----------------------------------------                        ---------------
(Address of principal executive offices)                            (Zip Code)

                                 (301) 843-0854
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of May 5,  2002  registrant  had  outstanding  769,033  shares of Common
Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                                 INDEX
                                                                          -----


PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2002
       and December 31, 2001                                                 3

     Consolidated Statements of Income and Comprehensive Income -
       Three Months Ended March 31, 2002 and 2001                            4

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 2002 and 2001                                         5-6

     Notes to Consolidated Financial Statements                              7

Item 2-  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-11
Item 3 - Quantitative and Qualitative Disclosure about Market Risk           11

PART II - OTHER INFORMATION                                                  12
Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES                                                                   13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2002 AND DECEMBER 31, 2001

                                                     ASSETS
                                                                                March 31, 2002    December 31, 2001
Cash and due from banks                                                          $ 1,159,803        $     693,439
Interest-bearing deposits with banks                                               6,951,148            7,678,158
Investment securities available for sale - at fair value                          42,414,268           41,673,742
Investment securities held to maturity - at amortized cost                         2,980,804            2,289,354
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                 3,035,550            3,035,550
Loans held for sale                                                                  723,280            2,354,315
Loans receivable - net of allowance for loan losses
of $2,327,259 and $2,281,581, respectively                                       190,404,886          193,450,011
Premises and equipment, net                                                        5,666,599            5,432,848
Foreclosed real estate                                                             2,074,132            1,800,569
Accrued interest receivable                                                        1,114,792            1,049,401
Other assets                                                                       2,653,235            2,499,903
                                                                               -------------        -------------
     TOTAL ASSETS                                                              $ 259,178,497        $ 261,957,290
                                                                               =============        =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                    $ 17,480,145         $ 17,738,165
Interest-bearing deposits                                                        163,511,427          165,378,369
                                                                               -------------        -------------
Total deposits                                                                   180,991,572          183,116,534
Short-term borrowings                                                                715,383            1,813,317
Long-term debt                                                                    48,650,000           48,650,000
Accrued expenses and other liabilities                                             2,670,883            2,790,981
                                                                               -------------        -------------
Total liabilities                                                                233,027,838          236,370,832
                                                                               -------------        -------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 763,031 and 756,805 shares, respectively                                        7,630                7,568
Surplus                                                                            7,593,817            7,545,590
Retained earnings                                                                 18,300,943           17,678,367
Accumulated other comprehensive income                                               397,865              555,513
Unearned ESOP shares                                                                (149,596)            (200,580)
                                                                               -------------        -------------
Total stockholders' equity                                                        26,150,659           25,586,458
                                                                               -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 259,178,497        $ 261,957,290
                                                                               =============        =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2002               2001
INTEREST INCOME:
   Interest and fees on loans                                                   $ 3,489,660        $ 3,810,273
   Taxable interest and dividends on investment securites                           654,697          1,076,151
   Interest on bank deposits                                                         23,242             21,797
                                                                                -----------        -----------
        Total interest income                                                     4,167,599          4,908,221
                                                                                -----------        -----------
INTEREST EXPENSE:
   Interest on deposits                                                             909,723          1,694,262
   Interest on long term debt                                                       639,905            201,571
   Interest on other borrowings                                                         360            591,386
                                                                                -----------        -----------
        Total interest expenses                                                   1,549,988          2,487,219
                                                                                -----------        -----------

NET INTEREST INCOME                                                               2,617,611          2,421,002
PROVISION FOR LOAN LOSSES                                                            70,000             90,000
                                                                                -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               2,547,611          2,331,002
                                                                                -----------        -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                                 71,788             56,192
   Net gain on sale of loans held for sale                                          102,758             23,868
   Service charges                                                                  218,342            250,920
   Other income                                                                       4,461             16,548
                                                                                -----------        -----------
        Total noninterest income                                                    397,349            347,528
                                                                                -----------        -----------

NONINTEREST EXPENSE:
   Salary and employee benefits                                                   1,062,869            960,295
   Occupancy expense                                                                167,527            144,376
   Deposit insurance and surety bond premiums                                        24,765             35,883
   Data processing expense                                                          103,523            105,984
   Advertising                                                                       72,544             47,162
   Depreciation                                                                      43,999             53,385
   Other                                                                            454,067            334,664
                                                                                -----------        -----------
        Total noninterest expenses                                                1,929,294          1,681,749
                                                                                -----------        -----------

INCOME BEFORE INCOME TAXES                                                        1,015,666            996,781
INCOME TAXES                                                                        364,600            348,000
                                                                                -----------        -----------
NET INCOME                                                                          651,066            648,781

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding gains (losses) arising during the period                 (157,648)           451,228
                                                                                -----------        -----------
COMPREHENSIVE INCOME                                                            $   493,418        $ 1,100,009
                                                                                ===========        ===========
EARNINGS PER SHARE
   Basic                                                                                .86                .83
   Diluted                                                                              .82                .80

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               --------------------------------
                                                                                   2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $    651,066        $   648,781
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Provision for loan losses                                                         70,000             90,000
   Depreciation and amortization                                                    119,499             77,550
   Net amortization of premium/discount on
     investment securities                                                             (109)            10,485
   Deferred income tax benefit                                                            -           (109,000)
    (Increase) decrease in accrued interest receivable                              (65,391)           102,284
   Decrease in deferred loan fees                                                    (7,164)            (4,734)
   (Decrease) increase in accounts payable, accrued expenses,
     and other liabilities                                                          (82,439)           533,543
   Increase in other assets                                                        (426,895)          (359,777)
   Gain on disposal of premises and equipment                                             -             (8,386)
   Origination of loans held for sale                                            (6,376,035)          (840,450)
   Gain on sales of loans held for sale                                            (102,758)           (23,869)
   Proceeds from sale of loans held for sale                                      4,847,758            858,869
                                                                               ------------        ------------
          Net cash (used) provided by operating activities                       (1,372,468)           975,296
                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net  decrease (increase) in interest-bearing deposits with banks                 727,010           (655,316)
   Purchase of investment securities available for sale                         (18,653,097)        (6,543,175)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                  17,717,374          9,104,510
   Purchase of investment securities held to maturity                            (1,201,212)                 -
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                       509,762            216,858
   Loans originated or acquired                                                 (15,228,719)       (22,289,790)
   Principal collected on loans                                                  21,473,078         12,454,548
   Proceeds from disposal of premises and equipment                                       -              8,963
   Purchase of premises and equipment                                              (353,250)          (159,188)
                                                                               ------------        ------------
          Net cash provided (used) in investing activities                        4,990,946         (7,862,590)
                                                                               ------------        ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               --------------------------------
                                                                                    2002               2001
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                          $(2,124,962)       $ 4,993,102
   Proceeds from long-term borrowings                                                     -         10,250,000
   Payments of long-term borrowings                                                       -         (5,000,000)
   Net decrease in other borrowed funds                                          (1,097,934)        (2,776,308)
   Exercise of stock options                                                         37,830             31,817
   Net change in unearned ESOP shares                                                61,452             49,967
   Redemption of common stock                                                       (28,500)          (118,678)
                                                                                -----------        -----------

      Net cash provided by financing activities                                  (3,152,114)         7,429,900
                                                                                -----------        -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    466,364            542,606

CASH AND CASH EQUIVALENTS - JANUARY 1                                               693,439            645,817

CASH AND CASH EQUIVALENTS - MARCH 31                                              1,159,803          1,188,423
                                                                                -----------        -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                                        $ 1,670,605        $ 2,507,816
                                                                                ===========        ===========
Income taxes                                                                    $   275,000        $   175,000
                                                                                ===========        ===========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2002 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001.

2.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                      2002                2001
             Basic                                   758,760            778,677
             Diluted                                 791,100            809,893

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

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank's percentage of assets invested in residential first mortgage lending and investment securities has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has also declined. Management believes that these changes will enhance the Bank's overall long-term financial performance.

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

For the last several quarters, the national and local economy has experienced a significant slowing if not an actual contraction in economic growth. The local economy in our market area has remained strong in relation to the national and statewide economy. Prospects for growth appear to be steady, and local employment remains strong. The Bank remains exposed to asset deterioration should the local economy experience a prolonged period of economic decline. In addition, any Federal Reserve action on interest rates may affect the Bank's financial performance.

On April 28, 2002, a tornado caused damages to property in our market area. The Company `s facilities suffered no damage, and we are not aware of any customer who suffered material losses which would affect their ability to meet obligations to repay loans. We do not believe that the storm will cause material long term economic damage to our market area.

In the last several years, the Bank has increased its sources of noninterest income through fees gathered on transactional accounts, the sale of non-deposit products including investments, and continued operation of our residential mortgage operation. These fees have continued to grow over the last several quarters, while the Bank's fee income from the residential mortgage lending business has decreased due to the Bank's shift in lending emphasis. Management believes that the Bank's strong local focus and responsiveness to customers will enable it to increase its fee income over time.

SELECTED FINANCIAL DATA

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                        2002           2001
Condensed Income Statement
Interest Income                                    $4,167,599         $4,908,221
Interest Expense                                    1,549,988          2,487,219
Net Interest Income                                 2,617,611          2,421,002

Provision for Loan Losses                              70,000             90,000

Noninterest Income                                    397,349            347,528
Noninterest Expenses                                1,929,294          1,681,749
Income Before Income Taxes                          1.015,666            996,781

Income Tax Expense                                    364,600            348,000

Net Income                                            651,006            648,781


Per Common Share
Basic Earnings                                     $      .86         $      .83

Diluted Earnings                                          .82                .80

Book Value                                              34.27              31.43


RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2002 totaled $651,066 ($.86 basic and $.82 fully diluted earnings per share) compared with a total of $648,781 ($.83 basic and $.80 fully diluted earnings per share) for the same period in the prior year. This increase of $2 thousand or .4% was caused by several factors. Net income was positively affected by the growth in the Bank's net interest income, as well as growth in the Bank's noninterest income; this was partially offset by an increase in noninterest expenses and income tax expense.

Interest income decreased to $4.2 million in the current period compared to $4.9 million for the same period in the prior year. This decrease of $741 thousand or 15.1% was caused primarily by an overall decline in interest rates on earning assets, which were affected by the declining interest rate environment. This decline in interest rate yield on earning assets was partially offset by a slight increase in average balances of interest earning assets. In addition, earning assets shifted from investments to loans compared to the same period during the prior year.

Interest expense also decreased to $1.5 million in the period ending March 31, 2002 as compared to $2.5 million in the same period in the prior year a decrease of $937 thousand or 37.7%. As with the change in interest income, this decrease was a reflection of the declining interest rate environment experienced during the last year. Interest expense also declined as a result of the Bank's increase in noninterest bearing deposit accounts. The Bank's interest expense declined faster than its interest income due to the decline in interest rates. Further declines in interest rates would probably not lead to similar results as the Bank has decreased interest rates on certain products to extremely low levels. The Bank is attempting to protect its interest rate position in the event of increases in interest rates by lengthening to the extent possible average maturities and adding interest rate sensitive loans.

Provision for loan losses declined slightly from prior year levels to $70 thousand from $90 thousand for the periods ending March 31, 2002 and 2001, respectively. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $397 thousand for the three month period ending March 31, 2002, an increase of $50 thousand or 14.3% over the prior year total of $348 thousand. Decreases in service charges on deposit accounts were offset by an increase in fees and gains related to mortgage loan originations and sales.

Noninterest expense for the three month period increased by $248 thousand or 14.7% to $1.9 million from $1.7 million in the same period for the prior year. Expense increases were primarily in personnel, occupancy, advertising, and other expenses that were needed to support increased levels of loans and deposits. Noninterest expense was also affected by our planned conversion to another core system provider. Costs wee incurred for training, travel, and other costs to prepare the Bank for the planned conversion, scheduled to take place on May 18, 2002.

Income taxes increased to $365 thousand or 35.9% of pretax income in the current year compared to $348 thousand or 34.9% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior period, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri-County Investment Corporation ("TCIC") was not subject to the state income tax. In the current year, reductions in the assets invested in TCIC and a reduction in the overall yield on invested assets have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2002 decreased by $2.8 million to $259.2 million from the December 31, 2001 level of $262 million. The Bank's loan portfolio declined by $3 million or 1.6% during the three month period ending March 31, 2002. Most of the decline was related to reductions in the level of purchased interests in certain loans, and to continued prepayments on our residential mortgage loan portfolio. The decline in the loan portfolio was partially offset by a slight increase in total investment securities to $45.4 million at March 31, 2002 from $44.0 million as of December 31, 2001, an increase of $1.4 million or 3.3%. At March 31, 2002 the Bank's allowance for loan losses totals $2.3 million or 1.22% of loan balances as compared to $2.3 million or 1.18% of loan balances at December 31, 2001. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Investment securities, including both the available for sale and held to maturity portfolios, increased from $44.0 million to $45.4 million an increase of $1.4 million or 3.3%. Increases were primarily the result of additional purchases of investments using loan proceeds of loan prepayments. Cash and due from banks increased by $466 thousand, or 67% from December 31, 2001's total. Interest-bearing deposits with banks declined by $727 thousand or 9.5% during the quarter to $7.0 million at March 31, 2002. The level of property and equipment balances increased $234 thousand primarily due to upgrades of computer equipment and premises.

Liabilities

Deposit balances decreased by $2.1 million or 1.2% for the three months ended March 31, 2002. This decline occurred in both interest and noninterest bearing deposits. Management believes that the low interest rate environment is decreasing customers' demands for interest bearing accounts. The Bank will continue to market offerings in their noninterest bearing accounts despite the slight decline in balances for the quarter ending March 31, 2002. The Bank has used excess funds generated by the decline in assets to reduce short term borrowings, which declined to $715 thousand from $1.8 million at December 31, 2001, a reduction of $1.0 million or 60.6%. Long term debt was unchanged at $48.7 million at March 31, 2002 and December 31, 2001. Other liabilities declined slightly to $2.7 million at March 31, 2002 from $2.1 million at December 31, 2001, a decline of 4.3%.

Stockholders' Equity

Stockholders' equity increased $564 thousand or 2.2% to $26.2 million at March 31, 2002 compared to $25.6 million at December 31, 2001. This reflects the net income of $651,066 for the three month period partially offset by a $157,648 decline in accumulated other comprehensive income. Other changes in equity occurred as a result of using $28,500 to purchase shares in the open market and retire them, the exercise of stock options of $37,830, and a change in unearned ESOP shares of $61,452. Book value on a per share basis, $34.27 at March 31, 2002, as compared to $33.80 at December 31, 2001, reflects a 1.4% increase, in line with the change in stockholder's equity.

As part of its capital management strategy, the Board has approved certain purchases, for retirement, of shares offered for sale by its stockholders. For the three months ended March 31, 2002, the Company purchased 1,000 shares for $28,500. Additional stock acquisitions and retirements may be considered in the future. The Company has $600 thousand of cash available at the holding company level available for such purchases or for other cash needs of the holding company.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line available from the FHLB. As of March 31, 2002, the maximum available under this line would be $91 million, while current outstanding advances totaled $48.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans and various investment securities.


REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2002, the Bank's tangible, leverage and risk-based capital ratios were 9.93%, 9.96% and 14.63%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------


                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibits.  Not Applicable

B. During the quarter for which this Form 10-Q is being filed, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TRI-COUNTY FINANCIAL CORPORATION:



Date: May __, 2002                   By:/s/ Michael L. Middleton
                                        ----------------------------------------
                                        Michael L. Middleton, President
                                        and Chairman of the Board




Date: May __, 2002                   By:/s/ William J. Pasenelli
                                        ----------------------------------------
                                        William J. Pasenelli, Executive
                                        Vice President and Chief
                                        Financial Officer