Form 10-Q
period 2002-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2002-08-14
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                 (301) 843-0854
                                 --------------
              (Registrant's telephone number, including area code)

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

     As of August 2, 2002 registrant had outstanding 768,442 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                                 INDEX
                                                                          -----


PART I - FINANCIAL INFORMATION                                            PAGE

Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2002
       and December 31, 2001                                              3

     Consolidated Statements of Income and Comprehensive Income -
       Three And Six Months Ended June 30, 2002 and 2001                  4

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2002 and 2001                                       5 - 6

     Notes to Consolidated Financial Statements                           7

Item 2- Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          8 - 12

Item 3 - Quantitative and Qualitative Disclosure about Market Risk        12

PART II - OTHER INFORMATION
Item 4  - Submission of Matters to Vote of Security Holders               13
Item 6 - Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                14

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND DECEMBER 31, 2001

                                                      ASSETS
                                                                                  June 30, 2002     December 31, 2001
Cash and due from banks                                                            $ 4,462,642           $ 693,439
Interest-bearing deposits with banks                                                 8,290,165           7,678,158
Investment securities available for sale - at fair value                            43,408,248          41,673,742
Investment securities held to maturity - at amortized cost                           2,651,475           2,289,354
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                   3,035,550           3,035,550
Loans held for sale                                                                         --           2,354,315
Loans receivable - net of allowance for loan losses
of $2,278,393 and $2,281,581, respectively                                         197,084,743         193,450,011
Premises and equipment, net                                                          6,137,109           5,432,848
Foreclosed real estate                                                                 740,452           1,800,569
Accrued interest receivable                                                          1,179,219           1,049,401
Other assets                                                                         3,407,136           2,499,903
                                                                                 -------------       -------------
Total assets                                                                     $ 270,396,739       $ 261,957,290
                                                                                 =============       =============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                      $ 24,100,981        $ 17,738,165
Interest-bearing deposits                                                          169,484,639         165,378,369
                                                                                 -------------       -------------
Total deposits                                                                     193,585,620         183,116,534
Short-term borrowings                                                                  695,893           1,813,317
Long-term debt                                                                      47,250,000          48,650,000
Accrued expenses and other liabilities                                               3,225,560           2,790,981
                                                                                 -------------       -------------
Total liabilities                                                                  244,757,073         236,370,832
                                                                                 -------------       -------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 762,541 and 756,805 shares, respectively                                          7,625               7,568
Surplus                                                                              7,595,614           7,545,590
Retained earnings                                                                   17,652,938          17,678,367
Accumulated other comprehensive income                                                 533,085             555,513
Unearned ESOP shares                                                                  (149,596)           (200,580)
                                                                                 -------------       -------------
Total stockholders' equity                                                          25,639,666          25,586,458
                                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 270,396,739       $ 261,957,290
                                                                                 =============       =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                            -----------------------------      --------------------------
                                                                2002              2001           2002             2001
INTEREST INCOME:
   Interest and fees on loans                               $ 3,577,700       $ 3,819,797      $7,067,360     $ 7,630,070
   Taxable interest and dividends on investment
     securities                                                 603,868           807,156       1,258,565       1,883,307
   Interest on bank deposits                                     25,578            22,333          48,820          44,130
                                                            -----------       -----------      ----------     -----------
        Total interest revenues                               4,207,146         4,649,286       8,374,745       9,557,507
                                                            -----------       -----------      ----------     -----------
INTEREST EXPENSE:
   Interest on deposits                                         865,181         1,603,996       1,774,904       3,298,258
   Interest on long term debt                                   630,618           658,930       1,270,883       1,250,316
   Interest on other borrowings                                      --            53,775              --         255,346
                                                            -----------       -----------      ----------     -----------
        Total interest expenses                               1,495,799         2,316,701       3,045,787       4,803,920
                                                            -----------       -----------      ----------     -----------

NET INTEREST INCOME                                           2,711,347         2,332,585       5,328,958       4,753,587
PROVISION FOR LOAN LOSSES                                        30,000            90,000         100,000         180,000
                                                            -----------       -----------      ----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,681,347         2,242,585       5,228,958       4,573,587
                                                            -----------       -----------      ----------     -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges             16,560            61,940          88,348          96,899
   Net gain on sale of loans held for sale                      105,224            60,867         207,982          84,735
   Service charges                                              267,027           224,540         485,369         496,693
   Other                                                          9,248             6,511          13,709          23,059
                                                            -----------       -----------      ----------     -----------
        Total noninterest income                                398,059           353,858         795,408         701,386
                                                            -----------       -----------      ----------     -----------
NONINTEREST EXPENSE:
   Salary and employee benefits                               1,035,309           879,437       2,098,178       1,839,732
   Occupancy expense                                            224,141           160,430         391,668         304,806
   Data processing expense                                      234,933            70,623         338,456         176,607
   Loss on disposal of obsolete equipment                        65,104                --          65,104              --
   Advertising                                                   90,422            65,718         162,966         112,880
   Equipment depreciation                                       177,197            63,301         221,196         116,686
   Telephone communications                                     149,192            26,885         193,380          60,397
   Valuation allowance on foreclosed real estate              1,044,070                --       1,044,070              --
   Other                                                        436,694           342,710         871,338         679,745
                                                            -----------       -----------      ----------     -----------
        Total noninterest expenses                            3,457,062         1,609,104       5,386,356       3,290,853
                                                            -----------       -----------      ----------     -----------

INCOME (LOSS) BEFORE INCOME TAXE EXPENSE (BENEFIT)             (377,656)          987,339         638,010       1,984,120
INCOME TAX  EXPENSE (BENEFIT)                                  (134,600)          335,700         230,000         683,700
                                                            -----------       -----------      ----------     -----------
NET INCOME (LOSS)                                              (243,056)          651,639         408,010       1,300,420

OTHER COMPREHENSIVE INCOME, NET OF TAX
 Net unrealized holding gains (losses) arising
 during the period                                              135,220           (42,181)        (22,428)        409,047
                                                            -----------       -----------      ----------     -----------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                    2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   408,010        $ 1,300,420

Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
   Valuation allowance on foreclosed real estate                                  1,044,070                 --
   Provision for loan losses                                                        100,000            180,000
   Depreciation and amortization                                                    246,092            165,100
   Loss on disposal of obsolete equipment                                            65,104                 --
   Net amortization of premium/discount on investment securities                      7,401             24,553
   Deferred income tax benefit                                                      (90,000)          (109,000)
   (Increase) decrease in accrued interest receivable                              (129,818)            34,406
   Increase (decrease) in deferred loan fees                                         16,173            (22,498)
   Decrease in accounts payable, accrued expenses,
     and other liabilities                                                          434,579             23,894
   Increase in other assets                                                      (1,099,337)          (457,134)
   Gain on disposal of premises and equipment                                        (4,458)            (8,386)
   Origination of loans held for sale                                            (9,908,946)        (4,582,681)
   Gain on sales of loans held for sale                                            (207,982)           (84,735)
   Proceeds from sale of loans held for sale                                      8,485,893          5,292,265
                                                                                -----------        -----------
          Net cash (used) provided by operating activities                         (633,219)         1,756,204
                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits with banks                            (612,007)          (129,834)
   Purchase of investment securities available for sale                         (26,341,167)       (11,504,288)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                  24,565,938         18,526,965
   Purchase of investment securities held to maturity                            (1,201,212)          (100,000)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                       839,091            414,200
   Loans originated or acquired                                                 (42,594,970)       (43,938,943)
   Principal collected on loans                                                  42,829,415         29,052,799
   Proceeds from disposal of premises and equipment                                  13,000              8,963
   Purchase of premises and equipment                                            (1,023,999)          (299,077)
   Proceeds from foreclosed real estate                                             309,046                 --
                                                                                -----------        -----------
       Net cash provided (used) in investing activities                          (3,216,865)        (7,969,215)
                                                                                -----------        -----------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                   2002               2001
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                         $ 10,469,086       $ 10,550,232
   Proceeds from long-term borrowings                                                    --         10,250,000
   Payments of long-term borrowings                                              (1,400,000)        (5,000,000)
   Net decrease in other borrowed funds                                          (1,117,424)        (8,391,087)
   Exercise of stock options                                                         39,629             31,817
   Net change in unearned ESOP shares                                                61,452             49,967
   Dividends paid                                                                  (385,129)          (309,204)
   Redemption of common stock                                                       (48,327)          (446,217)
                                                                                -----------        -----------

      Net cash provided by financing activities                                   7,619,287          6,735,508
                                                                                -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                             3,769,203            522,497

CASH AND CASH EQUIVALENTS - JANUARY 1                                               693,439            645,817

CASH AND CASH EQUIVALENTS - JUNE 30                                             $ 4,462,642        $ 1,168,314
                                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest                                                                        $ 3,241,936        $ 4,827,084
                                                                                ===========        ===========

Income taxes                                                                    $ 1,040,000        $   896,000
                                                                                ===========        ===========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2002 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the year ended December 31, 2001.

2.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                               -------------------------------------------------
                                 2002          2001          2002        2001
Basic                          760,790       775,317       762,721       771,994
Diluted                        792,699       806,309       762,721       802,202


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

The Bank serves the southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits, and originates loans to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems. The Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance coverage up to applicable limits.

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

In the last several quarters, the national economy has recovered slowly from a mild recession while our local economy has remained strong in relation to the national and statewide economy. Prospects for growth appear to be steady, and local employment remains strong. The Bank remains exposed to asset deterioration should the local economy experience a prolonged period of economic decline. In addition, any Federal Reserve action on interest rates may affect the Bank's financial performance.

In the current quarter, the Bank has established a valuation allowance on certain foreclosed real estate based on indications that the market value was below carrying value. This valuation allowance approximately $1.0 million pretax and $670 thousand after taxes. The effect of these write downs was to decrease basic and fully diluted earnings per share for the six months ending June 30, 2002 by $.88 and $.84 respectively. For a discussion of the Bank's accounting policies regarding the accounting for foreclosed real estate, see Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2001.

In the current quarter, the Bank also incurred significant costs related to its conversion to a new provider of data processing services. These costs included payments made to the previous vendor for conversion related work including facilitating the transfer of customer data to the new system, costs for the production of certain reports and other items. Other conversion related expenses included employee training, system installation, and the write off of certain incompatible equipment. Total costs related to the data conversion in the quarter were approximately $805 thousand. Of this amount, approximately $415 thousand was expensed in the first six months of 2002. These additional costs reduced earnings per share by $.35 and $.33 per share on a basic and fully diluted basis respectively. For a summary of costs incurred and results affected by the write downs and other additional expenses see the table below:

                                                                                         Effect of         Pro-forma
                                                      Income               Effect        write down       income from
                                                      as reported        of systems     of foreclosed     continuing
                                                      under GAAP         conversion      real estate      operations
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                       $5,228,958         $       -       $         -     $5,228,958

NONINTEREST INCOME:                                      795,408                 -                 -        795,408

NONINTEREST EXPENSE:
   Salary and employee benefits                        2,098,178                 -                 -      2,098,178
   Occupancy expense                                     391,668                 -                 -        391,668
   Data processing expense                               338,456           142,553                 -        195,903
   Loss on disposal of obsolete equipment                 65,104            65,104                 -              -
   Advertising                                           162,966                 -                 -        162,966
   Equipment depreciation                                221,196            60,000                 -        161,196
   Telephone communications                              193,380           101,365                 -         92,015
   Valuation allowance on  foreclosed real estate      1,044,070                 -         1,044,070              -
   Other                                                 871,338            46,034                 -        825,304
                                                     -----------        ----------       -----------     ----------
        Total noninterest expenses                     5,386,356           415,056         1,044,070      3,927,230

INCOME (LOSS) BEFORE INCOME TAXES                        638,010          (415,056)       (1,044,070)     2,097,136
INCOME TAX EXPENSE (BENEFIT)                             230,000          (149,626)         (376,383)       756,009
NET INCOME (LOSS)                                        408,010          (265,430)         (667,687)     1,341,127

EARNINGS (LOSS) PER SHARE
   Basic                                                  $ 0.54           $ (0.35)          $ (0.88)        $ 1.77
   Diluted                                                $ 0.51           $ (0.33)          $ (0.84)        $ 1.69

Equipment and software acquired                                -           310,519                 -              -

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

SELECTED FINANCIAL DATA

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               --------------------------
                                                                                 2002           2001
Condensed Income Statement
Interest Income                                                                $ 8,374,745    $ 9,557,507
Interest Expense                                                                 3,045,787      4,803,920
Net Interest Income                                                              5,328,958      4,753,587
Provision for Loan Loss                                                            100,000        180,000
Noninterest Income                                                                 795,408        701,386
Noninterest Expense                                                              5,386,356      3,290,853
Income Before Income Taxes                                                         638,010      1,984,120
Income Taxes                                                                       230,000        683,700
Net Income                                                                         408,010      1,300,420


Per Common Share
Basic Earnings                                                                      $ 0.54         $ 1.68
Diluted Earnings                                                                      0.51           1.61
Book Value                                                                           33.62          31.90


RESULTS OF OPERATIONS

Net income for the six month period ended June 30, 2002 totaled $408,010 ($.54 basic and $.51 fully diluted earnings per share) compared with a total of $1,300,420 ($1.68 basic and $1.61 fully diluted earnings per share) for the same period in the prior year. This decrease of $892 thousand or 68.7% was caused primarily by additional expenses incurred by the Company in the current quarter relating to the systems conversion and the valuation allowance established for certain foreclosed real estate as noted previously. The combined effect of these events was to decrease pretax income in the current quarter by $1.5 million and after tax income by approximately $1 million.

For the six month period ended June 30, 2002, interest income declined by $1.2 million or 12.4% to $8.4 million. This decline was caused by the continued decline in interest rates particularly the declines in the Prime, and one, three, and five year treasury rates. Many of the Bank's lending products' pricing are based on these rates. This decline in interest rates was partially offset by higher average asset balances.

Interest expense also decreased to $3.0 million in the period ending June 30, 2002 as compared to $4.8 million in the same period in the prior year a decrease of $1.8 million or 36.6%. As with the change in interest income, this decrease was a reflection of the declining interest rate environment experienced during the last year. Interest expense also declined as a result of the Bank's increase in noninterest bearing deposit accounts. The Bank's interest expense declined faster than its interest income because the Bank was able to aggressively cut funding costs by repricing certain of its deposit products. Further declines in interest rates would probably not lead to similar results as the Bank has decreased interest rates on certain products to extremely low levels. The Bank is attempting to protect its interest rate position in the event of increases in interest rates by lengthening, to the extent possible, average maturities on liabilities and adding interest rate sensitive loans.

Provision for loan losses declined from prior year levels to $100 thousand from $180 thousand for the periods ending June 30, 2002 and 2001, respectively. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $795 thousand for the six month period ending June 30, 2002, an increase of $94 thousand or 13.4% over the prior year total of $701 thousand. Increased income was primarily the result of a large increase in gains on selling mortgage loans, which increased by $123 thousand or 145.5% to $208 thousand in the current period. This large gain offset small declines in other areas of noninterest income.

Noninterest expense for the six month period increased by $2.1 million or 63.7% to $5.4 million from $3.3 million in the same period for the prior year. Salary and employee benefits increased by 14.1% to $2.1 million from $1.8 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. The increase in occupancy expense was caused by larger amounts of repairs and maintenance at the Bank's branch locations as well as the opening of the Bank's permanent facility at Charlotte Hall. Data processing expense increased by $162 thousand to $338 thousand or an increase of 91.6%. This increase was the result of fees paid to the former data processing provider for conversion related services, fees paid to the new provider for system installation, configuration, and training, and for payments to both providers for a short period (about 6 weeks) where both providers provided basic monthly services. In 2002, the Bank also disposed of certain computer equipment which was incompatible with the new data processing system. Advertising expense increased by $50 thousand or 44.4% primarily due to increased marketing efforts related to various transaction based accounts. Depreciation increased to $221 thousand increasing by 89.6% over the prior year level of $117 thousand. The increase was primarily due to the obsolescence of computer and other equipment incompatible with the new data processing system. Expenses related to telephone communications also increased to $193 thousand for the six months ended June 30, 2002 from $60 thousand in the same period in the prior year, an increase of 220%. This increase was primarily related to the data conversion. As noted above, for the six months ended June 30, 2002, the Bank established a valuation allowance on foreclosed assets in the amount of $1.0 million. In 2001, there were no expenses in this category. Other expenses increased by $191 thousand to $871 thousand from the prior year total of $679 thousand, an increase of 28.2%.

Income taxes decreased to $230 thousand or 36.1% of pretax income in the current year compared to $684 thousand or 34.5% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior period, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri-County Investment Corporation ("TCIC") was not subject to the state income tax. In the current year, reductions in the assets invested in TCIC and a reduction in the overall yield on invested assets have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

RESULTS OF OPERATIONS -- SECOND QUARTER

The Company recorded a net loss for the second quarter of 2002 of $243 thousand compared to net income for the second quarter of 2001 of $652 thousand. This decline was the result of the factors noted above, particularly the write down of foreclosed properties and the expenses incurred as the result of the data processing conversion. These costs offset higher net interest and noninterest income. Interest income declined by 9.5% to $4.2 million in the current quarter from $4.6 million in the prior year. Interest expense also declined to $1.5 million from $2.3 million in the prior year, a decline of 35.4%. The factors noted in the declines for the six month period ending June 30, 2002 were also present including a decline in the overall rate environment, increased levels of non interest bearing deposits, and aggressive repricing of certain deposits by the Bank.

Net interest income increased by $379 thousand or 16.2%. Non-interest income increased by $44 thousand or 12.5% in the second quarter of 2002, compared to the second quarter of 2001. This increase was the result of increases in income from service charges, increased gains on selling residential mortgage loans and was offset by declines in loan service charges. Total non-interest expense increased by $1.8 million or 114.8% for the second quarter compared to the same period last year primarily due to an increase in costs related to the write down of real estate values noted above and the conversion related costs incurred in the current quarter. Salary and benefits expense increased by 17.7% due to an increased number of employees and higher benefits costs. Occupancy expense increased due to the opening of a permanent full service branch. Advertising expenses also increased due to a higher level of advertising activity in the second quarter, primarily related to efforts to increase the amount of transaction account balances. Depreciation increased due to the write off of computer equipment incompatible with the new data processing system. Other expenses increased primarily due to the write offs noted above. The Company recorded a net basic and fully diluted net loss per share of $.32 in the current quarter as opposed to net basic earnings per share of $.84 and a fully diluted earnings per share of $.81 in the prior year.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2002 increased by $8.4 million to $270.4 million from the December 31, 2001 level of $262 million. Cash and due from banks increased by $3.8 million, or 544% from December 31, 2001's total. Interest-bearing deposits with banks increased by $612 thousand or 8.0% during the quarter to $8.3 million at June 30, 2002. Investment securities, including both the available for sale and held to maturity portfolios, increased from $44.0 million to $46.1 million an increase of $2.1 million or 4.8%. Increases were primarily the result of additional purchases of investments using the proceeds of loan prepayments. The Bank's loan portfolio increased by $3.6 million or 1.9% during the six month period ending June 30, 2002 to $197 million from December 2001's total of $193 million. The increase was primarily the result of increases in the Commercial, Commercial Real Estate, and Consumer portfolios which offset declines in the Residential First Mortgage portfolio. At June 30, 2002 the Bank's allowance for loan losses totals $2.3 million or 1.16% of loan balances as compared to $2.3 million or 1.18% of loan balances at December 31, 2001. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Loans held for sale decline to $0 from $2.3 million at December 31, 2001. Premises and equipment increased due to equipment replacement needed for the data processing conversion as well as construction costs related to the permanent Charlotte Hall facility. Foreclosed real estate declined due to the establishment of the valuation allowance noted above.

Liabilities

Deposit balances increased by $10.5 million or 5.7% for the six months ended June 30, 2002. This increase was primarily in noninterest bearing deposits. Management believes that the recent stock market volatility may help marketing efforts. Short term borrowings remain at very low levels, $695 thousand. Long term debt declined slightly to $47.2 million at June 30, 2002 from $48.7 million at December 31, 2001. Other liabilities increased to $3.2 million at June 30, 2002 from $2.8 million at December 31, 2001, an increase of 15.6%.

Stockholders' Equity

Stockholders' equity increased $53 thousand or .2% to $25.6 million at June 30, 2002 compared to $25.6 million at December 31, 2001. This reflects the net income of $408,010 for the six month period partially offset by the $385,129 in cash dividends. Accumulated other comprehensive income decreased by $22,428. Other changes in equity occurred as a result of using $48,328 to purchase shares in the open market and retire them, the exercise of stock options of $39,629, and a change in unearned ESOP shares of $61,452. Book value on a per share basis, $33.62 at June 30, 2002, as compared to $33.80 at December 31, 2001, reflects a .5% decrease, reflecting the slight increase in outstanding shares.

As noted on Form 8K filed on July 25, 2002 the Board has approved of the purchase of up to 38,000 shares of the Company's stock, for retirement. For the six months ended June 30, 2002, the Company purchased 1,665 shares for $48,310.

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

The Bank may borrow up to 40% of consolidated Bank assets on a line available from the FHLB. As of June 30, 2002, the maximum available under this line would be $109 million, while current outstanding advances totaled $48.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2002, the Bank's tangible, leverage and risk-based capital ratios were 8.71%, 9.96% and 12.68%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders

On May 8, 2002, the Company held its Annual Meeting of Shareholders. The only matter voted on was the election of two directors. Set forth below are the results of the voting in the election of directors.

  Nominee                        For                               Against
  -------                        ---                               -------
  W. Edelen Gough                509,861                            1,116
  H. Beaman Smith                488,856                           22,121

There were no broker non-votes. The terms of directors Catherine A. Askey, Michael L. Middleton, C. Marie Brown, Louis P. Jenkins, Jr. and Herbert N. Redmond continued after the meeting.


Item 6 - Exhibits and reports on Form 8-K


     A.   Exhibits- The  following  exhibits are being filed with this Form 10-Q
          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B. During the quarter for which this Form 10-Q is being filed, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TRI-COUNTY FINANCIAL CORPORATION:



Date:  August 13, 2002                By: /s/ Michael L. Middleton
                                          --------------------------------------
                                          Michael L. Middleton, President
                                          and Chairman of the Board




Date:  August 13, 2002                By: /s/ William J. Pasenelli
                                          --------------------------------------
                                          William J. Pasenelli, Executive
                                          Vice President and Chief
                                          Financial Officer