Form 10-Q
period 2002-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2002-11-14
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission File Number 0-18279
                         ------------------------------

                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                       52-1652138
-------------------------------                              -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                           20601
--------------------------------------------                      ----------
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

     As of November 6, 2002 registrant had outstanding 760,934 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                                 INDEX
                                                                          -----


PART I - FINANCIAL INFORMATION                                           PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2002
       and December 31, 2001                                              3

     Consolidated Statements of Income and Comprehensive Income -
       Three And Nine Months Ended September 30, 2002 and 2001            4

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 2002 and 2001                                  5 - 6

     Notes to Consolidated Financial Statements                           7

Item 2- Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         8 - 14

Item 3 - Quantitative and Qualitative Disclosure about Market Risk        15

Item 4 - Controls and Procedures                                          15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 16


SIGNATURES AND CERTIFICATIONS                                             17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                      ASSETS

                                                                               September 30, 2002   December 31, 2001
Cash and due from banks                                                            $ 4,308,293       $     693,439
Interest-bearing deposits with banks                                                 3,058,193           7,678,158
Investment securities available for sale - at fair value                            48,250,010          41,673,742
Investment securities held to maturity - at amortized cost                           2,288,620           2,289,354
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                   3,035,550           3,035,550
Loans held for sale                                                                         --           2,354,315
Loans receivable - net of allowance for loan losses
of $2,295,188 and $2,281,581, respectively                                         198,302,353         193,450,011
Premises and equipment, net                                                          6,162,097           5,432,848
Foreclosed real estate                                                                 770,014           1,800,569
Accrued interest receivable                                                          1,131,893           1,049,401
Other assets                                                                         3,919,903           2,499,903
                                                                                 -------------       -------------
Total assets                                                                     $ 271,226,926       $ 261,957,290
                                                                                 =============       =============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                      $ 24,355,516        $ 17,738,165
Interest-bearing deposits                                                          168,023,713         165,378,369
                                                                                 -------------       -------------
Total deposits                                                                     192,379,229         183,116,534
Short-term borrowings                                                                  734,748           1,813,317
Long-term debt                                                                      47,250,000          48,650,000
Accrued expenses and other liabilities                                               4,647,126           2,790,981
                                                                                 -------------       -------------
Total liabilities                                                                  245,011,103         236,370,832
                                                                                 -------------       -------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued - 762,411 and 756,805 shares, respectively                                        7,624               7,568
Surplus                                                                              7,697,825           7,545,590
Retained earnings                                                                   18,150,962          17,678,367
Accumulated other comprehensive income                                                 522,457             555,513
Unearned ESOP shares                                                                  (163,045)           (200,580)
                                                                                 -------------       -------------
Total stockholders' equity                                                          26,215,823          25,586,458
                                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 271,226,926       $ 261,957,290
                                                                                 =============       =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ----------------------------   ----------------------------
                                                            2002            2001           2002            2001
INTEREST INCOME:
   Interest and fees on loans                          $  3,604,299    $  3,863,424   $ 10,671,659    $ 11,493,494
   Taxable interest and dividends on
     investment securites                                   662,707         746,375      1,921,272       2,629,682
   Interest on bank deposits                                 14,928          20,561         63,748          64,691
                                                       ------------    ------------   ------------    ------------
        Total interest income                             4,281,934       4,630,360     12,656,679      14,187,867
                                                       ------------    ------------   ------------    ------------
INTEREST EXPENSE:
   Interest on deposits                                     865,583       1,484,060      2,640,487       4,782,318
   Interest on long term debt                               618,793         646,736      1,889,676       1,897,052
   Interest on other borrowings                                  --           2,008             --         257,354
                                                       ------------    ------------   ------------    ------------
        Total interest expense                            1,484,376       2,132,804      4,530,163       6,936,724
                                                       ------------    ------------   ------------    ------------

NET INTEREST INCOME                                       2,797,558       2,497,556      8,126,516       7,251,143
PROVISION FOR LOAN LOSSES                                    30,000          90,000        130,000         270,000
                                                       ------------    ------------   ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         2,767,558       2,407,556      7,996,516       6,981,143
                                                       ------------    ------------   ------------    ------------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges         57,921          64,193        146,269         161,092
   Net gain on sale of loans held for sale                   81,557          43,158        289,539         127,893
   Service charges                                          242,534         230,495        727,903         727,188
   Other income                                               4,901           6,560         18,610          29,619
                                                       ------------    ------------   ------------    ------------
        Total noninterest income                            386,913         344,406      1,182,321       1,045,792
                                                       ------------    ------------   ------------    ------------
NONINTEREST EXPENSE:
   Salary and employee benefits                           1,031,744       1,001,742      3,129,922       2,841,474
   Occupancy expense                                        200,914         232,963        592,582         537,769
   Data processing expense                                   94,102          63,967        432,558         240,574
   Loss on disposal of obsolete equipment                        --              --         65,104              --
   Advertising                                               91,675         110,758        254,641         223,638
   Equipment depreciation                                    58,380          53,301        279,576         169,987
   Telephone communications                                  74,794          37,643        268,174          98,040
   Valuation allowance on foreclosed real estate                 --              --      1,044,070              --
   Other                                                    482,137         362,530      1,353,475       1,042,275
                                                       ------------    ------------   ------------    ------------
        Total noninterest expense                         2,033,746       1,862,904      7,420,102       5,153,757
                                                       ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                                1,120,725         889,058      1,758,735       2,873,178
INCOME TAXES                                                391,000         322,000        621,000       1,005,700
                                                       ------------    ------------   ------------    ------------
NET INCOME                                                  729,725         567,058      1,137,735       1,867,478

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding gains (losses) arising
     during the period                                      (10,628)        451,325        (33,056)        860,372
                                                       ------------    ------------   ------------    ------------
COMPREHENSIVE INCOME                                   $    719,097    $  1,018,383   $  1,104,679    $  2,727,850
                                                       ============    ============   ============    ============
EARNINGS PER SHARE
   Basic                                               $        .96    $        .71   $       1.49    $       2.42
   Diluted                                                      .91             .68           1.41            2.33

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 1,137,735        $ 1,867,478
Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
   Valuation allowance on foreclosed real estate                                  1,044,070                 --
   Provision for loan losses                                                        130,000            270,000
   Depreciation and amortization                                                    339,392            242,650
   Loss on disposal of obsolete equipment                                            65,104                 --
   Net amortization of premium/discount on investment securities                     21,869             51,054
   Deferred income tax benefit                                                     (477,000)          (110,000)
    (Increase) decrease in accrued interest receivable                              (82,492)           176,186
    (Decrease) Increase in deferred loan fees                                       (41,248)             9,586
   Increase in accounts payable, accrued expenses,
     and other liabilities                                                        1,856,145            614,473
   Increase in other assets                                                      (1,220,565)          (864,271)
   Gain on disposal of premises and equipment                                        (4,458)            (8,386)
   Origination of loans held for sale                                           (13,860,196)        (7,812,412)
   Gain on sales of loans held for sale                                            (289,540)          (127,893)
   Proceeds from sale of loans held for sale                                     12,518,971          8,036,305
                                                                                -----------        -----------
          Net cash provided by operating activities                               1,137,787          2,344,770
                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits with banks                           4,619,965            291,389
   Purchase of investment securities available for sale                         (43,041,197)       (20,961,399)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                  36,394,570         36,538,900
   Purchase of investment securities held to maturity                            (1,201,212)          (100,000)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                     1,201,946            606,497
   Loans originated or acquired                                                 (67,672,186)       (69,123,620)
   Principal collected on loans                                                  66,716,172         50,579,419
   Proceeds from disposal of premises and equipment                                  13,000              8,963
   Purchase of foreclosed real estate                                               (29,562)                 -
   Purchase of premises and equipment                                            (1,142,287)          (853,200)
   Proceeds from foreclosed real estate                                             309,046             (5,697)
                                                                                -----------        -----------
       Net cash used in investing activities                                     (3,831,745)        (3,018,748)
                                                                                -----------        -----------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (CONTINUED)

                                                                                       NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   2002               2001
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     $ 9,262,695        $ 9,709,542
   Proceeds from long-term borrowings                                                    --         10,250,000
   Payments of long-term borrowings                                              (1,400,000)        (5,000,000)
   Net decrease in other borrowed funds                                          (1,078,569)       (12,913,074)
   Exercise of stock options                                                        141,906             31,817
   Net change in unearned ESOP shares                                                47,999            (47,998)
   Dividends paid                                                                  (385,129)          (309,204)
   Redemption of common stock                                                      (280,090)          (673,956)
                                                                                -----------        -----------
      Net cash provided by financing activities                                   6,308,812          1,047,127
                                                                                -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                             3,614,854            373,148

CASH AND CASH EQUIVALENTS - JANUARY 1                                               693,439            645,817

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                        $ 4,308,293        $ 1,018,965
                                                                                ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest                                                                        $ 4,773,641        $ 6,959,887
                                                                                ===========        ===========
Income taxes                                                                    $ 1,130,000        $ 1,017,000
                                                                                ===========        ===========
Noncash transfers from loans to other assets                                    $ 1,040,000        $ 1,273,320
                                                                                ===========        ===========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no significant changes to the Company's Accounting Policies as disclosed in 2001 Annual Report. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2002 presentation.

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

2.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                 NINE MONTHS ENDED           THREE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                               -------------------------------------------------
                                 2002         2001           2002          2001
     Basic                     761,563       770,519       763,084       761,895
     Diluted                   804,971       803,099       806,291       796,601

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

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this form, as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2001.

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

In the second quarter, the Bank established a valuation allowance on certain foreclosed real estate based on indications that the market value was below carrying value. The establishment of valuation allowances decreased earnings by approximately $1.0 million pretax and $675 thousand after taxes. The effect of these write downs was to decrease basic and diluted earnings per share for the nine months ending September 30, 2002 by $.89 and $.84, respectively. For a discussion of the Bank's accounting policies regarding the accounting for foreclosed real estate, see Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2001. For a discussion of the specific events leading to the establishment of the valuation allowances and other relevant facts regarding these properties, see the discussion of the Company's financial condition.

In the second quarter, the Bank also incurred significant costs related to its conversion to a new provider of data processing services. These costs included payments made to the previous vendor for conversion related work including facilitating the transfer of customer data to the new system, costs for the production of certain reports and other items. Other conversion related expenses included employee training, system installation, and the write off of certain incompatible equipment. Total costs related to the data conversion in the quarter were approximately $805 thousand. Of this amount, approximately $415 thousand was expensed in the first nine months of 2002. These additional costs reduced earnings per share by $.35 and $.33 per share on a basic and diluted basis respectively. For a summary of costs incurred and results affected by the establishment of the allowance and other additional expenses see the table below:

                                                                                        Effect of
                                                                                       establishing
                                                      Income             Effect        an allowance     Income from
                                                     as reported       of systems      on foreclosed    continuing
                                                     under GAAP        conversion       real estate     operations
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      $7,996,516         $      --       $        --   $7,996,516

NONINTEREST INCOME:                                    1,182,321                --                --    1,182,321

NONINTEREST EXPENSE:
   Salary and employee benefits                        3,129,922                --                --    3,129,922
   Occupancy expense                                     592,582                --                --      592,582
   Data processing expense                               432,558           142,553                --      290,005
   Loss on disposal of obsolete equipment                 65,104            65,104                --           --
   Advertising                                           254,641                --                --      254,641
   Equipment depreciation                                279,576            60,000                --      219,576
   Telephone communications                              268,174           101,365                --      166,809
   Valuation allowance on  foreclosed real estate      1,044,070                --         1,044,070           --
   Other                                               1,353,475            46,034                --    1,307,441
                                                     -----------         ---------       -----------   ----------
        Total noninterest expenses                     7,420,102           415,056         1,044,070    5,960,976

INCOME (LOSS) BEFORE INCOME TAXES                      1,758,735          (415,056)       (1,044,070)   3,217,861
INCOME TAX EXPENSE (BENEFIT)                             621,000          (146,554)         (368,656)   1,136,210
NET INCOME (LOSS)                                      1,137,735          (268,502)         (675,414)   2,081,651

EARNINGS (LOSS) PER SHARE
   Basic                                              $     1.49         $   (0.35)      $     (0.89)  $     2.73
   Diluted                                            $     1.41         $   (0.33)      $     (0.84)  $     2.58

Equipment and software acquired                               --           310,519                --           --

On April 28, 2002, a tornado caused damages to property in our market area. The Company's facilities suffered no damage, and we are not aware of any customer who suffered material losses which would affect their ability to meet obligations to repay loans. We do not believe that the storm will cause material long term economic damage to our market area.

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

SELECTED FINANCIAL DATA

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                      2002            2001
Condensed Income Statement
Interest Income                                   $12,656,679        $14,187,867
Interest Expense                                    4,530,163          6,936,724
Net Interest Income                                 8,126,516          7,251,143
Provision for Loan Loss                               130,000            270,000
Noninterest Income                                  1,182,321          1,045,792
Noninterest Expense                                 7,420,102          5,153,757
Income Before Income Taxes                          1,758,735          2,873,178
Income Taxes                                          621,000          1,005,700
Net Income                                          1,137,735          1,867,478


Per Common Share
Basic Earnings                                    $      1.49        $      2.42
Diluted Earnings                                         1.41               2.33
Book Value                                              34.39              33.30

RESULTS OF OPERATIONS

Net income for the nine month period ended September 30, 2002 totaled $1,137,735 ($1.49 basic and $1.41 diluted earnings per share) compared with a total of $1,867,478 ($2.42 basic and $2.33 diluted earnings per share) for the same period in the prior year. This decrease of $730 thousand or 39.1% was caused primarily by additional expenses incurred by the Company in the current period relating to the systems conversion and the valuation allowance established for certain foreclosed real estate as noted previously. The combined effect of these events was to decrease pretax income in the current period by $1.5 million and after tax income by approximately $1 million.

For the nine month period ended September 30, 2002, interest income declined by $1.5 million or 10.8% to $12.7 million. This decline was caused by the continued decline in interest rates particularly the declines in the Prime, and one, three, and five year treasury rates. Many loan products are priced based on these rates. This decline in interest rates was partially offset by higher average asset balances.

Interest expense also decreased to $4.5 million in the nine month period ending September 30, 2002 as compared to $6.9 million in the same period in the prior year a decrease of $2.4 million or 34.7%. This decrease was a reflection of the declining interest rate environment experienced during the last year. Interest expense also declined as a result of the Bank's increase in noninterest bearing deposit accounts. The Bank's interest expense declined faster than its interest income because the Bank was able to aggressively cut funding costs by repricing certain of its deposit products. Further declines in interest rates would probably not lead to similar results as the Bank has decreased interest rates on certain products to extremely low levels. The Bank is attempting to protect its interest rate position in the event of increases in interest rates by lengthening, to the extent possible, average maturities on liabilities and adding interest rate sensitive loans.

Provision for loan losses declined from prior year levels to $130 thousand from $270 thousand for the nine month periods ending September 30, 2002 and 2001, respectively. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $1.2 million for the nine month period ending September 30, 2002, an increase of $136 thousand or 13.1% over the prior year total of $1.0 million. Increased income was primarily the result of a large increase in gains on selling mortgage loans, which increased by $162 thousand or 126.4% to $290 thousand in the current period. This large gain offset small declines in other areas of noninterest income.

Noninterest expense for the nine month period increased by $2.3 million or 44.0% to $7.4 million from $5.2 million in the same period for the prior year. Salary and employee benefits increased by 10.2% to $3.1 million from $2.8 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased from $538 thousand to $592 thousand, an increase of 10.2%. This increase was caused by larger amounts of repairs and maintenance at the Bank's branch locations as well as the opening of the Bank's permanent facility at Charlotte Hall. Data processing expense increased by $192 thousand to $433 thousand or an increase of 79.8%. This increase was the result of fees paid to the former data processing provider for conversion related services, fees paid to the new provider for system installation, configuration, and training, and for payments to both providers for a short period (about 6 weeks) where both providers provided basic monthly services. In 2001, the Bank did not incur these same data processing costs. In 2002, the Bank also disposed of certain computer equipment which was incompatible with the new data processing system. Advertising expense increased by $31 thousand or 13.9% primarily due to increased marketing efforts related to various transaction based accounts. Depreciation increased to $280 thousand an increase of 64.5% over the prior year level of $170 thousand. The increase was primarily due to the obsolescence of computer and other equipment incompatible with the new data processing system. Expenses related to telephone communications also increased to $268 thousand for the nine months ended September 30, 2002 from $98 thousand in the same period in the prior year, an increase of 174%. This increase was primarily related to the data conversion. As noted above, for the nine months ended September 30, 2002, the Bank established a valuation allowance on foreclosed assets in the amount of $1.0 million. In 2001, there were no expenses in this category. Other expenses increased by $311 thousand to $1.4 million from the prior year total of $1.0 million, an increase of 29.9%.

Income taxes decreased to $621 thousand or 35.3% of pretax income in the current year compared to $1 million or 35.0% of pretax income in the prior year. The increase in the tax rate was primarily attributable to an increase in the state income tax burden. In the prior period, taxes were substantially reduced because income earned on investment securities held by the Bank's investment corporation subsidiary, Tri-County Investment Corporation ("TCIC") which was not subject to the state income tax. In the current year, reductions in the assets invested in TCIC and a reduction in the overall yield on invested assets have reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

RESULTS OF OPERATIONS -- THIRD QUARTER

The Company recorded net income for the third quarter of 2002 of $730 thousand ($.96 and $.91 basic and diluted earnings per share), compared to net income of $567 thousand ($.71 and $.68 basic and diluted earnings per share) for the same period in 2001. This increase was the result of the increase in net interest income noted above, combined with strong noninterest income growth, partially offset by increases in noninterest expense. Increases in net interest income and noninterest income were affected by the declines in interest rates as mentioned in the general and year to date discussions above.

Net interest income increased by $300 thousand or 12.0%. Noninterest income increased by $43 thousand or 12.3% in the third quarter of 2002, compared to the third quarter of 2001. This increase was the result of increases in income from service charges, increased gains on selling residential mortgage loans and was offset by declines in loan service charges. Total non-interest expense increased by $171 thousand or 9.2% for the third quarter compared to the same period last year primarily due to increased personnel, data processing and other costs. Salary and benefits expense increased by 3.0% due to an increased number of employees and higher benefits costs. Occupancy expense declined as certain maintenance and other costs were incurred in the second quarter. Data processing expense increased to $94 thousand, an increase of $30 thousand or 47.1%. This increase was due to the switch to the new data processing system. Advertising expenses decreased slightly to $92 thousand due to a slightly decreased level of advertising activity in the third quarter. Depreciation increased due to the purchases of new equipment for the conversion and new branches. Other expenses increased primarily due to increases in the overall level of financial activity in the Bank including higher assets and new branches.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2002 increased by $9.3 million to $271.3 million from the December 31, 2001 level of $262 million. Cash and due from banks increased by $3.6 million, or 521% from December 31, 2001's total. Interest-bearing deposits with banks declined by $4.6 million or 60.2% during the period to $3.1 million at September 30, 2002. Investment securities, including both the available for sale and held to maturity portfolios, increased from $44.0 million to $50.5 million an increase of $6.6 million or 15.0%. Increases were primarily the result of additional purchases of investments using the proceeds of loan prepayments and the conversion of certain interest bearing deposits to investments.

The Bank's loan portfolio increased by $4.9 million or 2.5% during the nine month period ending September 30, 2002 to $198 million from December 2001's total of $193 million. The increase was primarily the result of increases in the Commercial, Commercial Real Estate, and Consumer portfolios which offset declines in the Residential First Mortgage portfolio. At September 30, 2002 the Bank's allowance for loan losses totals $2.3 million or 1.14% of loan balances as compared to $2.3 million or 1.18% of loan balances at December 31, 2001. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Loans held for sale declined to $0 from $2.3 million at December 31, 2001. Certain loan information is presented below (amounts in 000's). Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2001:

LOAN PORTFOLIO                                                September 30,                        December 31,
                                                                  2002                                 2001
                                                        ----------------------              -----------------------
                                                         Amount            %                 Amount            %
                                                         ------          -----               ------          -----
Real Estate Loans
  Residential first mortgage                            $ 58,070         28.85%             $ 61,430         31.26%
  Commercial                                              72,615         36.07%               65,617         33.39%
  Construction and land development                       12,014          5.97%               18,136          9.23%
  Home equity and second mortgage                         19,253          9.56%               18,580          9.46%
Commercial loans                                          25,783         12.81%               18,539          9.44%
Consumer loans                                            13,577          6.74%               14,187          7.22%
                                                       ---------        ------             ---------        ------
    Total loans                                          201,312        100.00%              196,489        100.00%
  Less: Deferred loan fees                                   717        ======                   757        ======
        Loan loss reserve                                  2,295                               2,282
                                                       ---------                           ---------
    Loans receivable net                               $ 198,300                           $ 193,450
                                                       ---------                           ---------

LOAN LOSS ALLOWANCE
                                                      9 Months Ended                      9 Months Ended
                                                    September 30, 2002                  September 30, 2001
                                                    ------------------                  ------------------
Beginning Balance                                        $ 2,282                             $ 1,930
Charge Offs                                                 (119)                                 --
Recoveries                                                     3                                  26
Net Charge Offs                                             (116)                                 26
Additions charged to operations                              130                                 270
                                                         -------                             -------
Balance at end of period                                 $ 2,296                             $ 2,226
                                                         =======                             =======
Ratio of net charge-offs during the period to
average loans                                              0.01%                               0.01%
                                                           ====                                ====

NON-PERFORMING LOANS
                                                         Balances as of       Balances as of
                                                       September 30, 2002   December 31, 2001

Restructured Loans                                           $     --           $     --
                                                             --------           --------
Accruing loans which are contractually
past due 90 days or more:                                    $    232           $     25
                                                             --------           --------

Loans accounted for on a nonaccrual basis                    $     --           $    204
                                                             --------           --------

Total non-performing loans                                   $    232           $    229
                                                             ========           ========

Non-performing loans to total loans                             0.12%              0.12%
                                                                ====               ====

Allowance for loan losses to non-performing loans             989.22%            996.07%
                                                              ======             ======

There were no loans as of September 30, 2002 not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of those borrowers to comply with present loan repayment terms.

Premises and equipment increased due to equipment replacement needed for the data processing conversion as well as construction costs related to the permanent Charlotte Hall facility.

Foreclosed real estate declined to $770,000 at September 30, 2002 from $1.8 million at December 31, 2001 primarily due to the establishment of valuation allowances on two properties. The larger property was a 54-acre parcel of undeveloped land in Charles County which the Bank acquired by deed in lieu of foreclosure in July 2001 and which had a carrying value of $1.3 million at December 31, 2001. The original borrower had planned to develop this property into 150 single-family lots and had received preliminary approval for the project's first phase (consisting of 41 lots) in July 1999. Subsequently, however, the county sought to retroactively impose more restrictive requirements for preliminary approvals and took the position that the preliminary approval of the first phase was no longer in force. While the borrower sought to secure preliminary approval under the new rules, another lender threatened foreclosure on another of the borrower's Charles County projects (which had not received any preliminary approvals) and the borrower offered to deed the property over to the Bank.

At the time of acquiring the property, the Bank was advised by counsel that the prior grant of preliminary approval was binding on the county. In addition, the county had announced that it would adopt a fee-based permitting scheme in 2003, which was expected to facilitate the development of phase 2 of the project. In light of these circumstances, an independent appraisal obtained prior to December 31, 2001 determined that the property's market value exceeded its carrying value. Accordingly, no valuation allowances were established with respect to the property at the time of acquisition or at December 31, 2001.

After obtaining title, the Bank challenged the county's position that its preliminary approval of the first phase was no longer in force and secured a change in the rules that accepted the validity of the preliminary approval in June 2002. The Bank thereupon put the entire parcel out for bid but the bids received were substantially below the Bank's price target. Bidders advised the Bank that they were concerned that the county would change the rules again before phase 2 could be completed and were therefore unwilling to assign significant value to that part of the parcel. Based on the results of the bidding, the Bank determined that a valuation allowance of $776,000 was required to adjust the carrying value of the property to the value indicated by the bids. Subsequently, the Bank sought other bidders and is now negotiating a possible sale at a price that would not indicate any further write-downs are required.

The other property has been previously acquired by the Bank and originally had a carrying value of $275,000. In evaluating the property for sale during the second quarter, it was discovered that there was a "vernal pool" on the property causing it to be treated as wetland under state and federal law. Since the property could no longer be developed as planned, the Bank established a $250,000 valuation allowance to bring its carrying value down to a nominal $25,000. Although the Bank will continue to explore alternative uses for the property, there are no current developments which would justify a higher value.

Liabilities

Deposit balances increased by $9.3 million or 5.1% for the nine months ended September 30, 2002. This increase was primarily in noninterest bearing deposits. Management believes that the recent stock market volatility may make bank deposits more attractive to the general public, and the low interest rate environment makes noninterest accounts relatively less unattractive to consumers. Short term borrowings remain at very low levels, $734 thousand. Long term debt declined slightly to $47.2 million at September 30, 2002 from $48.7 million at December 31, 2001. Other liabilities increased to $4.6 million at September 30, 2002 from $2.8 million at December 31, 2001, an increase of 66.5%.

Stockholders' Equity

Stockholders' equity increased $629 thousand or 2.5% to $26.2 million at September 30, 2002 compared to $25.6 million at December 31, 2001. This reflects the net income of $1.1 million for the nine month period partially offset by the $385,129 in cash dividends. Accumulated other comprehensive income decreased by $33,056. Other changes in equity occurred as a result of using $280,090 to purchase shares in the open market and retire them, the exercise of stock options of $141,905, and a change in unearned ESOP shares of $47,999. Book value on a per share basis, $34.39 at September 30, 2002, as compared to $33.80 at December 31, 2001, reflects a 1.7% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

As reported on Form 8-K filed on July 28, 2002 the Board has approved of the purchase of up to 38,000 shares of the Company's stock, for retirement. For the nine months ended September 30, 2002, the Company purchased 8,755 shares for $282,990.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line available from the FHLB. As of September 30, 2002, the maximum available under this line would be $91 million, while current outstanding advances totaled $48.7 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.


REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2002, the Bank's tangible, leverage and risk-based capital ratios were 9.47%, 9.48% and 13.82%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning of income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) SFAS 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that rae observable in the secondary market and the loan balance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors such as delinquencies, loss history, trends in the volume and term of loans, national and local economic trends, concentration of credit, loan classification, and other factors. Changes in allowance factors will have a direct impact on the amount of the provision and a corresponding effect on net income. Errors in management's perception and assessment of the global factor sand their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or chargeoffs.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.




ITEM 4 CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6 - Exhibits and reports on Form 8-K


          A.   Exhibits- The  following  exhibits are being filed with this Form
               10-Q
               99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

          B. Reports on Form 8-K. A report on form 8-K was filed on July 28, 2002. In this Form 8-K, the Company reported under Item 5 that it intended to repurchase up to 38,000 shares of its common stock. No financial statements were filed with this report.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRI-COUNTY FINANCIAL CORPORATION:



Date: November 14, 2002                 By:/s/ Michael L. Middleton
                                           -------------------------------------
                                           Michael L. Middleton, President
                                           and Chairman of the Board





Date: November 14, 2002                 By:/s/ William J. Pasenelli
                                           -------------------------------------
                                           William J. Pasenelli, Executive
                                           Vice President and Chief
                                           Financial Officer

                                  CERTIFICATION


I, Michael L. Middleton, President and Chief Executive Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tri-County Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ Michael L. Middleton
                                       ---------------------------------------
                                       Michael L. Middleton
                                       President and Chief Executive Officer

                                  CERTIFICATION


I, William J. Pasenelli, Executive Vice President, Treasurer and Chief Financial Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tri-County Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                            /s/ William J. Pasenelli
                            ----------------------------------------------------
                            William J. Pasenelli
                            Executive Vice President and Chief Financial Officer