Form 10-K
period 2002-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2003-03-31
CIK 855874

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

For the fiscal year ended December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

                           Commission File No. 0-18279

                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                            52-1652138
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3035 LEONARDTOWN ROAD, WALDORF, MARYLAND                           20601
----------------------------------------                         ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

At December 31, 2002, the registrant had 767,549 shares of its Common Stock, $0.01 par value, outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant at March 26, 2003, was approximately $26.2 million based on the price at which the Common Stock was last sold. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

Number of shares of Common Stock outstanding as of March  3, 2003: 767,649

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Proxy Statement for 2003 Annual Meeting of Stockholders.  (Part
     III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

Tri-County Financial Corporation (the "Company") is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the "Bank"), a Maryland-chartered commercial bank. The Bank was originally organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted its current corporate title. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary's through its main office and seven branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. During 2002, the Bank closed one of its Waldorf branches. The Bank also operates fourteen Automated Teller Machines ("ATMs") including six stand-alone locations in the Tri-County area. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems and its deposits are insured up to applicable limits by Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Rapid growth in our market area has been constrained by certain government policies, as all three counties have attempted to limit growth in certain areas. These policies have created some uncertainty about zoning and land use regulations. In some cases, real estate development work has been delayed or cancelled as a result of these policies. Recently Charles county introduced a user fee system which would involve upfront payments in real estate development but would remove subsequent regulatory delays. This system is expected to be fully implemented in 2003. Future developments in this area may adversely affect the Bank's loan growth.

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

The Bank's previous savings and loan charter restricted its ability to hold certain loan types in its portfolio. As a result, prior to its conversion to a state chartered commercial bank, the Bank's loan portfolio was primarily comprised of residential mortgage loans. Since conversion, the Bank has moved to diversify its lending by adding a larger portion of commercial real estate, commercial, and consumer loans to its portfolio. Management believes that this diversification of the loan portfolio will increase the Bank's overall long-term financial performance. Management recognizes that these new loan types may increase the Bank's risk of losses due to loan default.

RESIDENTIAL FIRST MORTGAGE LOANS. Prior to its conversion to a commercial bank on March 29, 1997, residential first mortgages made up the majority of the Bank's loan portfolio. Since that date, residential first mortgage loans have represented a progressively smaller portion of the Bank's loan portfolio. Since December 31, 1997, residential first mortgage loans have decreased in dollar amount to $50.0 million from $62.2 million, while falling as a percentage of the loan portfolio to 24.4% from 50%.

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

The Bank emphasizes the origination of adjustable-rate mortgages for its portfolio. The Bank offers mortgages which are adjustable on a one, three, and five-year basis generally with limitations on upward adjustments of two percentage points per year and six percentage points over the life of the loan. The Bank markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 2002, the Bank had $19.4 million in residential mortgage loans using a U.S. Treasury bill index. In the past, the Bank also offered adjustable-rate mortgage loans based upon other indices including various cost of funds indices. These adjustable rate loans totaled
$148 thousand as of December 31, 2002. The Bank also offers long-term, fixed-rate loans. Fixed-rate loans may be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents, the Federal National Mortgage Association ("FNMA") and the Mortgage Partnership Finance program of the FHLB of Atlanta. The Bank may also add these loans to its portfolio. Depending on market conditions the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage, (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2002, the Bank serviced $73.2 million in residential mortgage loans for various organizations.

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

COMMERCIAL REAL ESTATE AND OTHER NON-RESIDENTIAL REAL ESTATE LOANS. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased $8.7 million or 13.2% during 2002. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. Commercial real estate loans amounted to approximately $74.3 million or 37.1% of the Bank's loan portfolio at December 31, 2002. The Bank generally limits its exposure to a single borrower to 15% of the Bank's capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of appraised value and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

Loans secured by commercial real estate are larger and involve greater risks than one to four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on commercial real estate loans under its business plan as a commercial bank, the Bank is increasingly exposed to the risks posed by this type of lending.

CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank offers construction loans to individuals and building contractors primarily for the construction of one- to four-family dwellings. Loans to individuals primarily consist of construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable rate permanent loan. The construction/permanent loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property.

The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of pre-defined stages of construction or development. The Bank will lend up to 80% of the appraised value.

The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $9.0 million at December 31, 2002. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a market rate and the Bank obtains security in the form of a first lien on home sites under construction.

In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $5.4 million at December 31, 2002. Bank policy requires that zoning and permits must be in place prior to making development loans.

The Bank's ability to originate all types of construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank's market areas. In the event the demand for new houses in the Bank's market areas were to decline, the Bank may be forced to shift a portion of its lending emphasis. There can be no assurance of the Bank's ability to continue growth and profitability in its construction lending activities in the event of such a decline.

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

HOME EQUITY AND SECOND MORTGAGE LOANS. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $14.3 million at December 31, 2002, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $4.7 million at December 31, 2002 are fixed and variable rate loans which have original terms between 5 and 15 years. Loan-to-value ratios of up to 80% or 90% are allowed depending on the specific loan program.

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

                                                                      AT DECEMBER 31,
                                            -------------------------------------------------------------------
                                                    2002                    2001                     2000
                                                    ----                    ----                     ----
                                            AMOUNT         %        AMOUNT         %         AMOUNT         %
                                            ------      ------      ------       ------      ------      ------
Real Estate Loans
  Residential first mortgage               $ 48,976      24.44%    $ 61,430       31.26%    $ 67,975      38.89%
  Commercial                                 74,292      37.07%      65,617       33.39%      42,226      24.16%
  Construction and land development          14,579       7.27%      18,136        9.23%      17,301       9.90%
  Home equity and second mortgage            19,007       9.48%      18,580        9.46%      18,637      10.66%
Commercial loans                             29,947      14.94%      18,539        9.44%      15,047       8.61%
Consumer loans                               13,630       6.80%      14,187        7.22%      13,610       7.79%
                                           --------     ------     --------      ------     --------     ------
         Total loans                        200,431     100.00%     196,489      100.00%     174,796     100.00%
                                                        ======                   ======                  ======
   Less:  Deferred loan fees                    668                     757                      776
          Loan loss reserve                   2,314                   2,282                    1,930
                                           --------                --------                 --------
        Loans receivable, net              $197,449                $193,450                 $172,090
                                           ========                ========                 ========

                                                       AT DECEMBER 31,
                                          ---------------------------------------------
                                                   1999                    1998
                                                   ----                    ----
                                           AMOUNT         %        AMOUNT         %
                                           ------      ------      ------       ------
Real Estate Loans
  Residential first mortgage              $ 66,263      44.42%    $ 64,243       47.55%
  Commercial                                29,947      20.08%      19,733       14.60%
  Construction and land development         17,142      11.49%      20,776       15.38%
  Home equity and second mortgage           16,691      11.19%      16,314       12.07%
Commercial loans                            10,025       6.72%       6,161        4.56%
Consumer loans                               9,102       6.10%       7,889        5.84%
                                          --------     ------     --------      -------
         Total loans                       149,170     100.00%     135,116      100.00%
                                                       ======                   ======
   Less:  Deferred loan fees                   808                     930
          Loan loss reserve                  1,653                   1,540
                                          --------                --------
        Loans receivable, net             $146,710                $132,646
                                          ========                ========

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank solicits loan applications through its branch network, direct solicitation of customers, referrals from customers, and marketing by commercial and residential mortgage loan officers. Loans are processed and approved according to guidelines deemed appropriate for each product type. Loan requirements such as income verification, collateral appraisal, credit reports, etc. vary by loan type. Loan processing functions are generally centralized except for small consumer loans. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $750,000, Senior Vice Presidents up to $400,000, and Business Development officers up to $150,000. Authorities may be combined up to $1,000,000. For residential mortgage loans, the residential loan underwriter may approve loans up to the conforming loan limit of $307,000. Selected branch personnel may approve secured loans up to $75,000, and unsecured loans up to $50,000. A loan committee consisting of the President and two members of the Board, ratify all real estate mortgages and approve all loans in excess of $1,000,000. Depending on the loan and collateral type, conditions for protecting the Bank's collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance, pay property taxes, and other conditions.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as FNMA or FHLMC. During the year 2002, the Bank sold $23.9 million of mortgage loans which were originated during the year generating $499 thousand in income. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, whole loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

LOANS TO ONE BORROWER. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.8 million to any one borrower at December 31, 2002. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.4 million to any one borrower at December 31, 2002. At December 31, 2002, the largest amount outstanding to any one borrower and their related interests was $3.0 million.

LOAN COMMITMENTS. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank's outstanding commitments to originate loans at December 31, 2002, was approximately $4.0 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                         Due within 1        Due after 1through        Due more than
                                          year after            5 years from            5 years from
                                       December 31, 2002      December 31, 2002      December 31, 2002      Total
                                       -----------------     ------------------      -----------------      -----
Real estate loans--
  Residential first mortgages              $ 2,478              $ 10,717                 $ 35,781         $ 48,976
  Commercial                                 4,078                10,842                   59,372           74,292
  Construction                              10,782                 3,798                       --           14,580
  Home equity and second mortgage           15,042                 1,792                    2,173           19,007
Commercial loans                            24,907                 5,040                       --           29,947
Consumer loans                               3,188                10,139                      302           13,629
                                          --------              --------                 --------        ---------
                                          $ 60,475              $ 42,328                 $ 97,628        $ 200,431
                                          ========              ========                 ========        =========

The following table sets forth the dollar amount of all loans due after one year from December 31, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                                            Floating or
                                            Fixed Rates   Adjustable Rates    Total
                                            -----------   ----------------    -----
Real estate loans--
  Residential first mortgages                $ 27,329          $ 19,169     $ 46,498
  Commercial                                    4,007            66,207       70,214
  Construction                                    883             2,915        3,798
  Home equity and second mortgage               3,965                --        3,965
Commercial loans                                   --             5,040        5,040
Consumer loans                                 10,229               212       10,441
                                             --------          --------     --------
                                             $ 46,413          $ 93,543     $139,956
                                             ========          ========     ========

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

NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes more than 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due or when the loan's condition puts the timely repayment of principal and interest in doubt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a fair market value of approximately $716 thousand at December 31, 2002.

FORECLOSED REAL ESTATE

The largest portion of the foreclosed real estate, $450 thousand, is related to one development project. This development project was acquired in July 2001 by deed in lieu of foreclosure and had an original carrying value of $1.3 million. The property consisted of 54 acres in Charles County that the borrower planned to develop into 150 single-family lots. After the borrower had received preliminary approval for the project's first phase (consisting of 41 lots) in July 1999, the County sought to retroactively impose more restrictive requirements for preliminary approvals. The borrower had another project in the County (not financed by the Bank) for which preliminary approval had not been received. The borrower did not challenge the retroactive application of the new rules to the subject parcel and attempted to secure preliminary approvals for both projects under the new regime. When the second lender threatened foreclosure on the other parcel, however, the borrower conveyed the development project to the Bank by deed in lieu of foreclosure.

When the Bank acquired the property, it consulted with counsel who advised that the prior grant of preliminary approval was binding on the County. In addition, the County had announced that it would adopt a fee-based permitting scheme in 2003 that would facilitate the development of Phase 2 of the project. In light of these circumstances, an independent appraisal determined that the property's market value exceeded its carrying value. Accordingly, no valuation allowances were established with respect to the property at that time.

After obtaining title, the Bank challenged the county's position that its preliminary approval of the first phase was no longer in force and in June 2002, secured a clarification in the rules that accepted the validity of the preliminary approval. The Bank thereupon put the parcel out for bid and bids received were substantially below the Bank's price target. Based on the results of the bidding, the Bank determined that a valuation allowance of $776 thousand was required to adjust the carrying value of the property to the $500 thousand indicated by the bids. Subsequently, the Bank contacted other potential buyers and entered into a sales agreement for the property. Terms of the agreement called for an immediate purchase of Phase 1 of the project for $204 thousand. The agreement also provided that Phase 2, consisting of 112 lots would be purchased by the buyer as preliminary approval was received, at a price of $15 thousand per lot. Total sales price for Phase 2 would be $1.7 million and the total sales price for both phases would be $1.9 million. Under the terms of the agreement, the buyer is responsible for all development costs associated with both phases. The buyer paid for all of Phase 1 in December 2002, and made a minimal down payment on Phase 2. The sales agreement provides for a minimal ( $25 thousand) payment to the Bank should the buyer decide to not complete its purchase of Phase 2. The Bank did not provide financing for the sales agreement or subsequent development work. Based upon these facts and circumstances the Bank recognized the sale of Phase 1 and reduced the balance in foreclosed real estate by a portion of the $204 thousand proceeds. The remainder of the sales price was recognized as a partial recovery of the valuation allowance and profit on the sale of the property. The Bank determined that no sales recognition on the agreement to sell Phase 2 is appropriate at this time. The amount of the remaining allowance and total carrying value of Phase 2 will be periodically evaluated for possible impairment.

Another foreclosed property had been previously acquired by the Bank with an original carrying value of $275,000. In evaluating the property for sale during the second quarter of 2002, it was discovered that there was a special geological formation known as a "vernal pool" on the property causing it to be treated as wetland under state and federal law. Since the property could no longer be developed as planned, the Bank established a $250,000 valuation allowance to bring its carrying value down to a nominal $25,000. Other properties in the foreclosed real estate section of the balance sheet consist of various properties currently being marketed by the Bank.


The following table sets forth information with respect to the Bank's non-performing loans for the years indicated. During the years shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

                                                                              AT DECEMBER 31,
                                                           ---------------------------------------------------------
                                                             2002        2001        2000         1999        1998
                                                           --------     -------    --------      -------     -------
                                                                          (DOLLARS IN THOUSANDS)
Restructured Loans                                         $     --     $    --    $     --      $    --     $    --
                                                           --------     -------    --------      -------     -------
Accruing loans which are contractually past
  past due 90 days or more:
    Real estate
      Residential First Mortgage                           $     --     $    --    $     --      $    --     $    --
      Commercial                                                 --          --          --           --          --
      Construction and land development                          --          --          --           --          --
      Home equity and second mortgage                            --          25         102          171         196
    Commercial                                                   --          --          --           --          --
    Consumer                                                     --          --          --           --          --
                                                           --------     -------    --------      -------     -------
      Total                                                      --          25         102          171         196
                                                           --------     -------    --------      -------     -------

Loans accounted for on a nonaccrual basis:
    Real estate
      Residential First Mortgage                           $    278     $   134    $     --      $    20     $   126
      Commercial                                                 --          --          --           --          --
      Construction and land development                          --          --          --           --          --
      Home equity and second mortgage                            49          --          --           --          --
    Commercial                                                  269          --          --           --          85
    Consumer                                                      1          70           7          198          58
                                                           --------     -------    --------      -------     -------
      Total                                                     597         204           7          218         269
                                                           --------     -------    --------      -------     -------
Total non-performing loans                                 $    597     $   229    $    109      $   389     $   465
                                                           ========     =======    ========      =======     =======
Non-performing loans to total loans                            0.30%       0.12%       0.06%        0.26%       0.34%
                                                           ========     =======    ========      =======     =======
Allowance for loan losses to non-performing loans            387.60%     996.07%    1770.55%      424.94%     333.18%
                                                           ========     =======    ========      =======     =======

For a detailed discussion of foreclosed real estate at December 31, 2002 see the "Foreclosed Real Estate" section discussed previously.

During the year ended December 31, 2002, gross interest income of $66 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During the year 2002, the Company recognized $33 thousand in interest on these loans.

At December 31, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

The following table sets forth an analysis of activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                               AT DECEMBER 31,
                                              -----------------------------------------------------
                                                2002        2001       2000        1999       1998
                                              -------     -------    -------     -------    -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period                $ 2,282     $ 1,930    $ 1,653     $ 1,540    $ 1,310
                                              =======     =======    =======     =======    =======
Charge-offs:
  Real estate
    Residential first mortgage                     --          --         56          --         --
    Commercial                                     --          --         --          --         --
    Construction and land development              36          --         --          --         --
    Home equity and second mortgage                21          --         --          --         --
  Commercial                                       59          --         33         102         --
  Consumer                                         15          39          6          32         10
                                              -------     -------    -------     -------    -------
      Total charge-offs:                          131          39         95         134         10
                                              -------     -------    -------     -------    -------
Recoveries:
  Real estate
    Residential first mortgage                     --          --         --          --         --
    Commercial                                     --          --         --          --         --
    Construction and land development              --          --         --          --         --
    Home equity and second mortgage                --          --         --          --         --
  Commercial                                       --          --         --          --         --
  Consumer                                          3          31         12           7         --
                                              -------     -------    -------     -------    -------
      Total Recoveries                              3          31         12           7         --
                                              -------     -------    -------     -------    -------
      Net charge-offs                             128           8         83         127         10

Provision for Possible Loan Losses                160         360        360         240        240
                                              -------     -------    -------     -------    -------
Balance at End of Period                      $ 2,314     $ 2,282    $ 1,930     $ 1,653    $ 1,540
                                              =======     =======    =======     =======    =======
Ratio of net charge-offs to average loans
outstanding during the year                     0.06%       0.01%      0.05%       0.09%      0.01%
                                              =======     =======    =======     =======    =======

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         AT DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                              2002                          2001                         2000
                                         ----------------------------   -----------------------     -------------------------
                                                  PERCENT OF LOANS              PERCENT OF LOANS             PERCENT OF LOANS
                                                  IN EACH CATEGORY              IN EACH CATEGORY             IN EACH CATEGORY
                                         AMOUNT   TO TOTAL LOANS        AMOUNT  TO TOTAL LOANS      AMOUNT   TO TOTAL LOANS
                                         ------   --------------        ------  --------------      ------   ---------------
Real Estate Loans
  Residential first mortgage             $  118         24.44%          $  160       31.26%          $  192         38.89%
  Commercial                              1,077         37.07%             923       33.39%             645         24.16%
  Construction and land development         211          7.27%             355        9.23%             285          9.90%
  Home equity and second mortgage           276          9.48%             373        9.46%             394         10.66%
Commercial loans                            434         14.94%             186        9.44%             138          8.61%
Consumer loans                              198          6.80%             285        7.22%             276          7.79%
                                         ------        ------          -------      ------           ------        ------
         Total allowance for loan losses  2,314        100.00%           2,282      100.00%           1,930        100.01%
                                         ======        ======          =======      ======           ======        ======

                                                           AT DECEMBER 31,
                                         ------------------------------------------------------
                                              1999                          1998
                                         ----------------------------   -----------------------
                                                  PERCENT OF LOANS              PERCENT OF LOANS
                                                  IN EACH CATEGORY              IN EACH CATEGORY
                                         AMOUNT   TO TOTAL LOANS        AMOUNT  TO TOTAL LOANS
                                         ------   --------------        ------  --------------
Real Estate Loans
  Residential first mortgage             $  632       44.42%          $  652       47.55%
  Commercial                                399       20.08%             281       14.60%
  Construction and land development         164       11.49%             211       15.38%
  Home equity and second mortgage           159       11.19%             166       12.07%
Commercial loans                            178        6.72%             117        4.56%
Consumer loans                              121        6.10%             113        5.84%
                                         ------      ------           ------      ------
         Total allowance for loan losses  1,653      100.00%           1,540      100.00%
                                         ======      ======           ======      ======

The Bank closely monitors the loan payment activity of all its loans. A loan loss provision is provided by a regular accrual. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank's historical loss experience, economic conditions in the Bank's market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may vary from the amounts estimated or that the Bank's regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank's financial condition and earnings.

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

The following table sets forth the carrying value of the Company's investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2002, their market value was $47.4 million.

                                                                          AT DECEMBER 31,
                                                             ------------------------------------------
                                                               2002              2001             2000
                                                             --------          -------          -------
                                                                            (IN THOUSANDS)
Asset-backed securities:
     FHLMC and FNMA                                          $ 29,200          $26,084          $30,577
     Other                                                      7,930            8,993           16,855
                                                             --------          -------          -------
          Total asset-backed Secutiries                        37,130           35,077           47,432
FHLMC, FNMA, SLMA and FHLB notes                                   --               --            7,912
FHLMC and FNMA Stock                                              734              727              764
Mutual Funds                                                    3,962               --               --
Treasury bills                                                    300              300              200
Other Investments                                               2,542            1,989            1,514
                                                             --------          -------          -------
     Total investment securities                               44,668           38,093           57,822
          FHLB and Federal Reserve Bank stock                   2,737            3,036            3,036
                                                             --------          -------          -------
     Total investment securities and FHLB and
        Federal Reserve Bank stock                           $ 47,405          $41,129          $60,858
                                                             ========          =======          =======

The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2002 are shown below.

                                                             AFTER ONE         AFTER FIVE
                                    ONE YEAR OR LESS    THROUGH FIVE YEARS  THROUGH TEN YEARS    AFTER TEN YEARS
                                    ------------------  ------------------  ------------------  -----------------
                                    CARRYING   AVERAGE   CARRYING   AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                     VALUE      YIELD      VALUE     YIELD     VALUE    YIELD    VALUE     YIELD
                                    --------   -------   --------   -------  --------  -------  --------  -------
                                                              (DOLLARS IN THOUSANDS)
Investment securities available
  for sale:
     Corporate equity securities    $   509     7.50%     $    --               $ --              $   --
     Asset-backed securities         18,216     5.50%      15,067    5.88%       823     6.45%     2,318    6.12%
     Mutual Funds                     3,962     2.52%          --                 --                  --
                                    -------     ----      -------               ----              ------
       Total investment securities
         available for sale         $22,687     4.59%     $15,067    5.88%      $823     6.45%    $2,318    6.12%
                                    =======     ====      =======    ====       ====     ====     ======    ====

Investment securities held-to-
  maturity:
     Treasury bills                 $   300     1.22%     $    --               $ --              $   --
     Other investments                   --                 2,542    5.98%        --                  --
                                    -------               -------               ----              ------
      Total investment securities
         held-to-maturity           $   300     1.22%     $ 2,542    5.98%      $ --              $   --
                                    =======     ====      =======    ====       ====              ======

The Bank's investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management's intent is to hold securities reported at amortized cost to maturity. Certain of the Company's securities are issued by private issuers (defined as an issuer which is not a government or a government sponsored entity). The Company generally limits its exposure to private issuers to total investments from any one issuer to less than 10% of equity. For further information regarding the Company's investment securities, see Note 2 of Notes to Consolidated Financial Statements.

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in the southern Maryland area. Consolidated total deposits were $203,025,112 as of December 31, 2002. The Bank uses borrowings from the FHLB of Atlanta and other sources to supplement funding from deposits.

DEPOSITS. The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, interest-bearing demand deposit accounts, IRA and SEP accounts, Christmas club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At year end 2002, no brokered deposits were held.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                    2002                        2001                         2000
                                            --------------------       --------------------         --------------------
                                            AVERAGE      AVERAGE        AVERAGE     AVERAGE         AVERAGE      AVERAGE
                                            BALANCE       RATE          BALANCE      RATE           BALANCE       RATE
                                            -------      -------        -------     -------         -------      -------
                                                                      (Dollars in thousands)
Savings                                     $ 23,334       0.86%       $ 19,723       2.01%         $ 20,051       2.37%
Interest-bearing demand and money
  market accounts                             73,668       0.47%         72,052       2.35%           59,720       3.58%
Certificates of deposit                       70,885       4.10%         70,453       5.45%           69,592       5.32%
                                            --------       ----        --------       ----          --------       ----
     Total interest-bearing deposits         167,887       2.06%        162,228       3.65%          149,363       4.23%
Noninterest-bearing demand deposits           21,631                     13,691                       10,961
                                            --------                   --------                     --------
                                            $189,518       1.82%       $175,919       3.37%         $160,324       3.94%
                                            ========       ====        ========       ====          ========       ====

The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2002.
                                                  CERTIFICATES
                       MATURITY PERIOD             OF DEPOSIT
                       ---------------            --------------
                                                  (IN THOUSANDS)

                      Three months or less .......   $ 5,137
                      Three through six months....     8,665
                      Six through twelve months...     2,654
                      Over twelve months .........     2,334
                                                     -------
                             Total ...............   $18,790
                                                     =======

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

                                                                            AT OR FOR THE
                                                                       YEAR ENDED DECEMBER 31,
                                                                     ------------------------------
                                                                      2002       2001        2000
                                                                      ----       ----        ----
                                                                        (DOLLARS IN THOUSANDS)
Long term amounts outstanding at end of period                       $ 48,170   $ 48,650   $ 41,400
Weighted average rate on outstanding long-term                          4.99%      5.41%      5.91%
Short-term borrowing outstanding at end of period                         752      1,813     13,551
Weighted average rate on outstanding short-term                         0.89%      1.83%      6.35%
Maximum outstanding short-term debt at any month end                    6,500     15,725     35,100
Average outstanding short-term debt                                       680      6,213     25,810
Approximate average rate paid on short term debt (1)                    1.04%      5.75%      6.62%

For more information regarding the Bank's borrowings, see Note7of Notes to Consolidated Financial Statements.

SUBSIDIARY ACTIVITIES

Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property which was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank's investment portfolio.

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

As an institution with federally insured deposits, the Bank is subject to various regulations promulgated by the FRB, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation P (Privacy), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the

Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company.

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

The FRB has issued regulations which classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2002, the Bank was well capitalized as defined by the FRB's regulations.

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

TRANSACTIONS WITH AFFILIATES. A state member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state member bank is any company or entity which controls or is under common control with the state member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder  together  with  all  other  outstanding  loans to such  person  and affiliated  interests  generally  may not exceed  15% of the  bank's  unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

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

Effective with the enactment of the Gramm-Leach-Bliley Act (the "G-L-B Act") on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the FRB to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.

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

CAPITAL REQUIREMENTS. The FRB has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2002, the Company's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

PERSONNEL

As of December 31, 2002, the Bank had 82 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

ITEM 2.  PROPERTIES
-------------------

The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 2002.

                                    YEAR
                                   FACILITY                    LEASED              APPROXIMATE
 OFFICE                            COMMENCED                     OR                  SQUARE
LOCATION                           OPERATION                    OWNED                FOOTAGE
--------                           ---------                   ------              -----------
MAIN OFFICE
3035 Leonardtown Road                1974                       Owned                16,500
Waldorf, Maryland

BRANCH OFFICES
22730 Three Notch Rd.                1992                       Owned                 2,500
California, Maryland

25395 Point Lookout Rd.              1961                       Owned                 2,500
Leonardtown, Maryland

101 Drury Drive                      2001                       Owned                 2,645
La Plata, Maryland

10321 Southern Md. Blvd.             1991                      Leased                 1,400
Dunkirk, Maryland

8010 Matthews Road                   1996                       Owned                 2,500
Bryans Road, Maryland

20 St. Patrick's Drive               1998                      Leased (Land)          2,840
Waldorf, Maryland                                              Owned (Building)

30165 Three Notch Road                2001                     Leased (Land)          2,500
Charlotte Hall, Maryland                                       Owned (Building)


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

MARKET INFORMATION. Effective January 30, 2002, bid and asked quotes and last sale information became available for the Company's common stock on the OTC Bulletin Board under the symbol "TCFC." Prior to that time, there was no established trading market for the Common Stock and bid and asked quotes were not regularly available. The following table sets forth high and low bid quotations reported on the OTC Bulletin for the Common Stock for each quarter during 2002. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

        2002                                  High             Low
                                              ----             ---

        Fourth Quarter                       $39.38           $36.50
        Third Quarter                         37.00            30.25
        Second Quarter                        30.25            28.00
        First Quarter                         28.50            23.40


The Company has maintained a list of persons who have expressed an interest in buying or selling the Common Stock and has made this information available to persons seeking to sell or buy shares, as the case may be. During 2002, a total of 14,107 shares traded, with a high price of $39.00 and a low price of $28.50. The weighted average price was $35.94. The Company expects to continue maintaining a list of potential buyers and sellers.

HOLDERS. As of March 3, 2003, the number of stockholders was 532 and the total outstanding shares were 767,649.

DIVIDENDS. The Company has paid annual cash dividends since 1994. During fiscal year 2002 and 2001, the Company paid cash dividends of $0.50 and $0.40, respectively. On February 28, 2003, the Board of Directors declared a $0.55 per share cash dividend to be distributed on April 7, 2003 to holders of record as of March 24, 2003.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                      2002         2001        2000          1999        1998
                                                      ----         ----        ----          ----        ----
OPERATIONS DATA:
Net Interest Income                                  $ 10,794     $  9,757    $  8,862     $  8,412    $  8,125
Provision for Loan Losses                                 160          360         360          240         240
Noninterest Income                                      1,847        1,402       1,373        1,271       1,421
Noninterest Expense                                     9,446        6,995       6,332        6,276       5,467
Net Income                                           $  1,968     $  2,486    $  2,336     $  2,153    $  2,382
SHARE DATA:
Basic Net Income Per Common Share                    $   2.58     $   3.24    $   2.98     $   2.75    $   3.00
Diluted Net Income Per Common Share                      2.45         3.11        2.85         2.59        2.79
Cash Dividends Paid  Per  Common Share               $   0.50     $   0.40    $   0.30     $   0.20        0.13
Weighted Average Common
   Shares  Outstanding:
        Basic                                         761,417      766,927     784,605      782,950     793,458
        Diluted                                       804,122      798,787     821,139      832,283     853,145
FINANCIAL CONDITION DATA:
Total Assets                                         $282,128     $261,957    $248,339     $222,897    $206,863
Loans Receivable, Net                                 197,449      193,450     172,090      146,710     132,646
Total Deposits                                        203,025      183,117     167,806      155,742     151,815
Long and Short Term Debt                               48,922       50,463      54,951       44,798      33,434
Total Stockholders' Equity                           $ 26,873     $ 25,586    $ 23,430     $ 21,115      20,975
PERFORMANCE RATIOS:
Return on Average Assets                                 0.72%        0.97%       1.00%        1.00%       1.20%
Return on Average Equity                                 7.50%       10.09%      10.65%       10.23%      11.87%
Net Interest Margin                                      4.18%        4.02%       3.98%        4.11%       4.21%
Efficiency Ratio                                        74.73%       62.68%      61.86%       64.81%      57.27%
Dividend Payout Ratio                                   20.04%       12.44%      10.13%        7.29%       4.10%

CAPITAL RATIOS:
Average Equity to Average
  Assets                                                 9.53%        9.64%       9.37%        9.79%      10.10%
Leverage Ratio                                           9.53%        9.64%       9.61%        9.86%      10.28%
Total Risk-Based Capital Ratio                          13.75%       14.08%      13.53%       17.23%      18.27%

ASSET QUALITY RATIOS:
Allowance for Loan Losses to
  Total Loans                                            1.15%        1.16%      1.10%         1.11%       1.14%
Nonperforming Loans to Total Loans                       0.30%        0.12%      0.06%         0.26%       0.34%
Allowance for Loan Losses to
  Nonperforming Loans                                  387.60%      996.07%   1770.55%       424.94%     331.18%
Net Charge-offs to Average Loans                         0.06%        0.01%      0.05%         0.09%       0.01%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Since its conversion to a commercial bank charter in 1997, the Bank has sought to increase total assets as well as the percentage of assets represented by certain targeted loan types. The Bank feels that its ability to offer fast, flexible and local decision-making in the commercial, commercial real estate, and consumer loan areas will continue to attract significant new loans and spur asset growth. Since December 31, 1997, total loan assets have increased by $76 million or 62%, with increases concentrated in commercial real estate, commercial, and consumer lending. The Bank's local focus and targeted marketing is also directed towards increasing its balances of consumer and business deposit accounts such as interest-bearing and noninterest bearing checking accounts, money market accounts, and other transaction-oriented accounts. The Bank believes that increases in these account types will lessen the Bank's dependence on time deposits such as certificates of deposit to fund loan growth. Although management believes that the strategy outlined above will increase financial performance over time, we recognize that products such as commercial lending and transaction accounts will increase the Bank's noninterest expense also. We also recognize that certain lending and deposit products also increase the possibility of losses from credit and other risks.

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

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting:
(a) Statement on Financial Accounting Standards ("SFAS") 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Our loan loss allowance balance is an estimate based upon management's evaluation of its loan portfolio. Generally the allowance is comprised of a specific and a nonspecific component. The specific component consists of management's evaluation of certain loans and their underlying collateral. Loans are examined to determine the specific allowance based upon their payment history, economic conditions specific to the loan or borrower, or other factors that would impact the borrower's ability to repay the loan on its contractual basis. Management assesses the ability of the borrower to repay the loan based upon any information available. Depending on the assessment of the borrower's ability to pay the loan as well as the type, condition, and amount of collateral, management will establish an allowance amount specific to this loan.

In establishing a nonspecific loan loss amount , management analyzes the current composition of the loan portfolio including changes in the amount and type of loans. Management also examines the Bank's history of write-offs and recoveries within each loan category. The state of the local and national economy is also considered. Based upon these factors the Bank's loan portfolio is categorized and a possible loss factor is applied to each category. These loss factors may be higher or lower than the Bank's actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio. Based upon these factors the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the nonspecific component of the allowance. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 to the Consolidated Financial Statements and the discussion under the caption "Provision for Loan Losses" below.

In addition to the loan loss allowance, the Company also maintains a valuation allowance on its foreclosed real estate assets. As with the allowance for loan losses the valuation allowance on foreclosed real estate is based on SFAS No. 5, "Accounting for Contingencies," as well as SFAS Nos. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.

In estimating the cash flow from the sale of foreclosed real estate, management must make significant assumptions regarding the timing and amount of cash flows. In cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development, and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved, and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing , selling, or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

GENERAL. For the year ended December 31, 2002, the Company reported consolidated net income of $1,967,821 ($2.58 basic and $2.45 fully diluted earnings per share) compared to consolidated net income of $2,485,535 ($3.24 basic and $3.11 fully diluted earnings per share) for the year ended December 31, 2001, and consolidated net income of $2,336,196 ($2.98 basic and $2.85 fully diluted earnings per share) for the year ended December 31, 2000. The decrease in net income for 2002 compared to 2001 was attributable to several factors including the establishment of a valuation allowance on foreclosed real estate in 2002; a core data systems conversion in 2002; and the increase in other noninterest expenses in 2002. These negative factors were partially offset by an increase in net interest income, a decrease in provision for loan losses, and an increase in noninterest income. For the year ended December 31, 2002, net interest income was $10,793,626 compared to $9,756,865 for the year ended December 31, 2001, an increase of $1,036,761 or 10.63%. The Company also increased total noninterest income to $1,847,061 in 2002 from $1,401,520 in 2001, an increase of $445,541or
31.79%. Noninterest expenses increased to $9,445,866 for the year ended December 31, 2002, compared to $6,994,500 an increase of $2,451,366 or 35.05%. Income before income taxes decreased to $3,034,821 for the year ended December 31, 2002, compared to $3,803,885 for the year ended December 31, 2001, a decrease of $769,064 or 20.22%. Income tax expense for 2002 decreased to $1,067,000 from $1,318,350 for the year ended December 31, 2001.

For the year ended December 31, 2001, net interest income was $9,756,865 compared to $8,862,072 for the year ended December 31, 2000, an increase of $894,793 or 10.1%. The Company also increased total noninterest income to $1,401,520 in 2001 from $1,372,988 in 2000, an increase of $28,532 or 2.1%.
Noninterest expenses increased to $6,994,500 for the year ended December 31, 2001, compared to $6,331,864 an increase of $662,636 or 10.5%. Income before income taxes increased to $3,803,885 for the year ended December 31, 2001, compared to $3,543,196 for the year ended December 31, 2000, an increase of $260,689 or 7.4%. Income tax expense for 2001 increased to $1,318,350 from $1,207,000 for the year ended December 31, 2000.

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

Consolidated net interest income for the year ended December 31, 2002 was $10,793,626 compared to $9,756,865 for the year ended December 31, 2001 and $8,862,072 for the year ended December 31, 2000. The $1,036,761 increase in the most recent year was due to decreases in both interest income and interest expense with the decrease in interest expense of $2,789,183 only partially offset by the decrease in interest income of $1,752,422. For the year ended December 31, 2001, the $894,793 increase was due to an increase of $225,114 in interest income combined with a decrease of $669,679 in interest expense for the same period. Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis below.

During 2002, the Company's interest rate spread increased slightly because the Bank was able to decrease the relative share of its assets invested in investments and move these assets into higher yielding loans. The Bank was also able to continue its shift from lower yielding loan types to higher yielding loan types. The Bank was able to reduce its borrowing and deposit costs to a greater extent than decreases in loan rates, and the Bank was able to increase the share of its funding provided by deposits as opposed to borrowings.

The following table presents information on the average balances of the Company's interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past three fiscal years. Average balances are computed on the basis of month-end balances.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------
                                                  2002                                   2001
                                    --------------------------------         --------------------------------
                                                             AVERAGE                                  AVERAGE
                                    AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                    BALANCE      INTEREST      COST          BALANCE    INTEREST       COST
                                    -------      --------    -------         -------    --------      -------
Interest-earning assets:
  Loan portfolio (1)                $ 195,280     $ 14,221       7.28%      $ 184,370    $ 15,223        8.26%
  Cash and investment securities       60,637        2,541       4.19%         58,276       3,291        5.65%
                                    ---------     --------     ------       ---------    --------      ------
    Total interest-earning assets     255,917       16,762       6.55%        242,646      18,514        7.63%
                                    ---------     --------     ------       ---------    --------      ------
Interest-bearing liabilities:
  Savings deposits and escrow       $ 189,518      $ 3,453       1.82%      $ 175,919     $ 5,935        3.37%
  FHLB advances and other
    borrowings                         48,487        2,515       5.19%         52,387       2,822        5.39%
                                    ---------     --------     ------       ---------    --------      ------
                                      238,005        5,968       2.51%      $ 228,306       8,757        3.84%
                                    =========     ========     ======       =========    ========      ======

Net interest income                               $ 10,794                                $ 9,757
                                                  ========                                =======
Interest rate spread                                             4.04%                                   3.79%
                                                               ======                                  ======
Net yield on interest-earning assets                             4.18%                                   4.02%
                                                               ======                                  ======
Ratio of average interest-earning
  assets to average interest bearing
  liabilities                                                  107.53%                                 106.28%
                                                               ======                                  ======

                                         FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                                     2000
                                         ---------------------------------
                                                                  AVERAGE
                                         AVERAGE                  YIELD/
                                         BALANCE    INTEREST       COST
                                         -------    --------      --------
Interest-earning assets:
  Loan portfolio                        $ 159,989    $ 13,950        8.72%
  Cash and investment securities           62,673       4,340        6.92%
                                        ---------    --------      ------
    Total interest-earning assets         222,662      18,290        8.21%
                                        ---------    --------      ------
Interest-bearing liabilities:
  Savings deposits and escrow           $ 160,324     $ 6,315        3.94%
  FHLB advances and other
    borrowings                             49,664       3,113        6.26%
                                        ---------    --------      ------
                                        $ 209,988       9,428        4.49%
                                        =========    ========      ======

Net interest income                                   $ 8,862
                                                      ========
Interest rate spread                                                 3.72%
                                                                   ======
Net yield on interest-earning assets                                 3.98%
                                                                   ======
Ratio of average interest-earning
  assets to average interest bearing
  liabilities                                                      106.04%
                                                                   ======

_________
(1) Average balance includes non-accrual loans.

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

                                                               YEAR ENDED DECEMBER 31
                                         -----------------------------------------------------------------------
                                            2002      VS.        2001              2001        VS.         2000
                                         -------------------------------        --------------------------------
                                              INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                    DUE TO                                   DUE TO
                                         -------------------------------        --------------------------------
                                         VOLUME      RATE         TOTAL         VOLUME        RATE        TOTAL
                                         ------    --------     --------        -------     --------     -------
                                                                         (IN THOUSANDS)
Interest income:
  Loan portfolio                          $ 801    $ (1,803)    $ (1,002)       $ 2,126     $   (853)    $ 1,273
  Interest-earning cash and
    investment portfolio                     99        (849)        (750)          (304)        (745)     (1,049)
                                          -----    --------     --------        -------     --------     -------
Total interest-earning assets             $ 900    $ (2,652)    $ (1,752)       $ 1,822     $ (1,598)    $   224
                                          =====    ========     ========        =======     ========     =======

Interest expense:
  Savings deposits and escrows            $ 241    $ (2,723)    $ (2,482)       $   614     $   (994)    $  (380)
  FHLB advances and other
    borrowings                             (201)       (106)        (307)           170         (461)       (291)
                                          -----    --------     --------        -------     --------     -------
                                          $  40    $ (2,829)    $ (2,789)       $   784     $ (1,455)    $  (671)
                                          =====    ========     ========        =======     ========     =======

PROVISION FOR LOAN LOSSES. Provision for loan losses for the year ended December 31, 2002 was $160,000 compared to $360,000 for December 31, 2001 and 2000. The lower provision for loan losses in 2002 is due to the relatively small increase in the size of the loan portfolio and the continued low level of loan charge-offs. The loan loss allowance and the provision for loan losses is determined based upon an analysis of individual loans and the application of certain loss factors to different loan categories. Individual loans are analyzed for impairment as the facts and circumstances warrant. In addition, a nonspecific component of the loan loss allowance is added based on a review of the portfolio's size and composition. At December 31, 2002 the allowance for loan loss equaled 388% of non-accrual and past due loans compared to 996% and 1,771% at December 31, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company recorded net charge-offs of $127 thousand (.06% of average loans) compare d to $8 thousand (0.01% of average loans) compared to $83 thousand (0.05% of average loans) in net charge-offs during the years ended December 31, 2001 and 2000.

NONINTEREST INCOME. Noninterest income increased to $1,847,061 for the year ended December 31, 2002 compared to $1,401,520, for the prior year, an increase of 31.79%. Noninterest income for the year ended December 31, 2001 represented an increase of 2.1% from the December 31, 2000 total of $1,372,988. Changes in noninterest income over the past three years have been the result of wide fluctuations in certain noninterest income categories, (gain on sale of loans, gain on sale of investments, loan fees) and an increase in service charges from 1999 to 2000. Gain on sale of investments was $184,704 in 2000. In 2001and 2002, the Company had no investment sales or income from sales. Gain on sale of loans held-for-sale has been highly variable reflecting the overall interest rate environment. As rates decrease, the Bank's volume of fixed rate mortgage lending increases, which in turn provides a higher volume of loan sales and gains. In 2001, interest rates decreased from 2000 levels and income from gain on sale of mortgage loans increased to $187,304. In 2002, interest rates decreased further and income from gain on sale of mortgage loans again increased to $499,304. In percentage terms gain on sale of loans held for sale increased by 119% from 2000 to 2001, and 167% from 2001 to 2002. Loan appraisal, credit and miscellaneous charges are also highly variable; from 2000 to 2001, these charges increased to $226,641 an increase of 196.9%. In 2002, these charges decreased to $179,006 a decrease of 21% despite a high volume of loan transactions. This decrease was caused by the market trends towards low and no cost loan products. Service charges and fees are primarily generated by the Bank's ability to attract and retain transaction-based deposit accounts. Service charges and fees increased to $1,041,662 for the year ended December 31, 2002 as compared to $953,496 and $996,884 in the two prior years. The increase for the year ended December 31, 2002 from the prior year was $88,166, or 9.3% while the decrease for the year ended December 31, 2001 from the prior year was $43,388, or 4.4%. The Company hopes to increase its service charge and fee revenues in the future by increasing the level of transaction-based accounts. Finally, other noninterest income increased from 2000 to 2001 and increased from 2001 to 2002. For the year ended December 31, 2002, other noninterest income was $127,089, an increase from the prior year total of $34,079.

NONINTEREST EXPENSES. Noninterest expenses for the year ended December 31, 2002 totaled $9,445,866, an increase of $2,451,366 or 35.1% from the prior year. Salary and employee benefits increased by 10.5% to $4,222,006 for the year ended December 31, 2002 compared to $3,821,330 for the prior year. The increase reflects growth in the Company's workforce to fully staff branches as well as an increasing need for highly skilled employees due to the higher complexity level of the Bank's business. Occupancy expense increased to $831,148 compared to $689,575 and $615,809 in the two prior years. This increase was due to certain needed repairs and maintenance at several of the Company's locations, upgrades to the facilities for the new core data system, and Charlotte Hall location being open for a full year. Advertising increased from 2001 levels to $338,216 for the year ended December 31, 2002 compared to $301,975 and $246,619 in the two prior years. Most advertising costs were incurred attempting to build our transaction deposit base. Data processing expense increased to $568,095 from the prior year total of $291,399, an increase of 95%. The Bank incurred significant costs related to its conversion in this category in 2002. These costs included training, consulting, and transition fees related to the conversion process. The increase in data processing expense is also reflective of the Company's additional transaction based deposit accounts and an increase in overall deposit volume. Loss on disposal of obsolete equipment totaled $65,104 in 2002. These expenses related to the write-off of certain equipment that could not support the new core system. Depreciation of furniture, fixtures, and equipment increased from $241,714 in 2000, to $263,535 in 2001, to $339,184 in 2002. The
increase from 2000 to 2001 reflects the Bank's opening of certain locations and the subsequent increase in the amount of premises purchased. In 2002, certain asset lives were adjusted to better reflect useful lives of equipment, which increased current expense. Telephone communications expenses increased to $345,559 in 2002 from $127,958 in 2001, and $109,537 in 2000. The increased expense in 2002 was primarily attributable to the conversion and change in data systems which required an increase in the amount and complexity of phone communication lines. The Bank also uses certain phone lines to transmit data to its service bureau, which has also increased costs. In 2002, the Bank recorded a valuation allowance of $972,889 on its foreclosed real estate. For further explanation of this item see the discussion in the foreclosed asset section. ATM expenses increased to $312,200 from $254,175, an increase of $58,025 or 22%. This increase was due to an increase in ATM's, as well as higher transaction volume at ATM's caused by an increase in the Bank's transaction account business. Office supplies increased to $290,636 from $253,545 in 2001, an increase of $37,091 or 15%. This increase was caused by a the increase in the Banks deposit and loan activity particularly in transaction accounts. Office equipment expenses also increased to $217,171 from $211,316, an increase of $35,855 or 17%. The increase was due to the expansion of the Branch network as well as the increased volume of business. Finally other expenses were $913,658 in 2002, increasing from $779,692 in 2001, and $536,474 in 2000. The increase in other expenses is reflective of the increases in the Bank's size and volume of transactions over this period.

INCOME TAX EXPENSE. During the year ended December 31, 2002, the Company recorded income tax expense of $1,067,000 compared to expenses of $1,318,350 and $1,207,000 in the two prior years. The

Company's effective tax rates for the years ended December 31, 2002, 2001, and 2000 were 35.2%, 34.7% and 34.1%, respectively. The slight increase in the tax rate during 2002 was primarily attributable to an increase in certain non-deductible costs. The increase in the tax rate during 2001 was primarily attributable to an increase in the state income tax burden. In 2000 taxes were substantially reduced because income earned on investment securities held by the Bank's passive investment corporation subsidiary, Tri-County Investment Corporation ("TCIC"), was not subject to state income tax. In 2001 and 2002, reductions in the assets invested in TCIC as well as the interest rate earned on these investments reduced the amount of income sheltered from state income tax, increasing the effective tax rate.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

The Company's total assets increased $20,216,405, or 7.7%, to $282,173,695 as of December 31, 2002 from $261,957,290 at December 31, 2001. The increase in assets was primarily in cash and interest bearing deposits with banks which increased by $11,408,651 or 80.8% to $25,536,783. The increase was due to the large amounts of securities and loan balances which prepaid in 2002. The lack of attractive long term investments caused the Bank to invest the proceeds of these prepayments in short term assets. In addition, the Bank chose to sell, rather than add to its portfolio substantially all fixed rate residential first mortgages settled in 2002, which increased cash balances while reducing loans. Other investments including securities available for sale and held to maturity as well as stock in the Federal Home Loan and Federal Reserve Banks increased by $6,162,559 in 2002 to $47,404,670 from $41,242,111 in 2001. As noted above prepayments on securities increased due to the low interest rate environment. Although the Bank purchased securities throughout the year, total balances increased only marginally as $33,115,668 in securities purchases were substantially offset by prepayments.

Loans held for sale decreased from $2,354,315 in the prior year to $1,262,667. The balance of this account is subject to a high amount of variability. Net loans receivable increased by $3,999,271 or 2.1% to $197,449,282 in 2002 compared with $193,450,011 in 2001. Large increases in commercial real estate and commercial lines of credit offset a decrease in residential first mortgage balances. Commercial real estate and commercial lines of credit grew because the Bank focused on these lines as target markets and the Bank keeps substantially all of these loans in its portfolio. Commercial lines of credit grew to $29,947,326 in 2002 an increase of $11,408,117 or 61.5% from $18,539,209 in
2001. Commercial real estate loan balances grew to $74,291,593 in 2002 an increase of $8,674,676 or 13.2% from $65,616,917 in 2001. These large increases were offset by a large decrease in the balance of residential first mortgages to $48,975,989 in 2002 from $61,429,647 in 2001 a decrease of $12,453,658 or 20.3%.
As noted above, residential first mortgages declined due to increasing rates of prepayment and the Bank's sale of most of the residential first mortgages that it settled in 2002.

Premises and equipment increased $303,547 primarily due to upgrades of computer equipment and offices, the opening of an additional branch, and the conversion to a new data core system. Substantial amounts of equipment to support the core data conversion were acquired during the year. Foreclosed real estate decreased primarily as the result of the establishment of a valuation allowance on certain foreclosed properties. Other assets increased $525,528 primarily due to an increase in certain prepaid tax accounts.

Deposits increased to $203,025,112 at December 31, 2002 compared to $183,116,534 for the prior year. The total increase of 10.9% was concentrated in certain transaction-based account types. Noninterest-bearing demand deposits increased to $33,045,310 at December 31, 2002 from the prior year's total of $17,738,065, an increase of $15,307,245, or 86.3%. Interest-bearing demand deposits increased to $22,440,453 at year end compared with $20,842,088, an increase of $1,598,365, or 7.7%. Savings deposits increased by $10,307,533 or 50.6% to $30,675,167 from $20,367,634. Certificates of deposit grew to $77,082,464 from $70,360,762 an increase of $6,721,702, or 9.6%. These increases were offset by a decrease in money market deposits to $39,781,718 at December 31, 2002 from $53,807,885 at December 31, 2001, a decrease of $14,026,167, or 26.1%. The Company had relatively small changes in short and long term debt and other liabilities in 2002.

The Company experienced a $1,286,307, or 5.0%, increase in stockholders' equity for the year ended December 31, 2002. The increase in stockholders' equity was attributable to the retention of earnings from the period less cash dividends , option exercises and ESOP activity. These increases in equity were partially offset by repurchases of common stock totaling $443,568 and a decrease in other comprehensive income.

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

Among other tools used to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income. While, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The following sets forth the Bank's gap position at December 31, 2002:

                                                            OVER 3 TO 12        OVER 1
                                             0-3 MONTHS         MONTHS        THROUGH 5 YEARS   OVER 5 YEARS
                                                             (AMOUNTS IN THOUSANDS)
Assets:
Cash and due from banks                       $ 10,357         $     --          $     --          $     --
Interest-bearing deposits                       15,180               --                --                --
Securities                                       9,493           14,072            17,901             3,202
Loans held for sale                              1,263               --                --                --
Loans                                           29,630           30,845            43,328            97,628
                                              --------         --------          --------          --------
Total Assets                                  $ 65,923         $ 44,917          $ 61,229          $100,830
                                              ========         ========          ========          ========

Liabilities
Noninterest bearing deposits                  $ 33,045         $     --                --          $     --
Interest bearing demand deposits                22,440               --                --                --
Money market deposits                           39,782               --                --                --
Savings                                         30,675               --                --                --
Certificates of deposit                         14,899           34,131          $ 28,052                --
Short-term debt                                    752               --                --                --
Long-term debt                                      88           15,162             7,000            25,920
                                              --------         --------          --------          --------
Total Liabilities                             $141,681         $ 49,293          $ 35,052          $ 25,920
                                              ========         ========          ========          ========

Gap                                           $(75,758)        $ (4,376)         $ 26,177          $ 74,910
Cumulative Gap                                $(75,758)        $(80,134)         $(53,957)         $ 20,953
Cumulative Gap as a percentage of
  total assets                                  -26.85%          -28.40%           -19.12%             7.42%


The foregoing analysis assumes that the Bank's assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage-backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called nor do they prepay prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW and savings accounts are assumed to reprice within three months although it is the Company's experience that such accounts may be less sensitive to changes in market rates.

As noted above the Bank, has a substantial excess of liabilities over assets repricing or maturing within one year. This would indicate that the Bank's net interest income would decline if interest rates were to increase. A decrease in net interest income as a result of a general increase in rates is likely, but the Bank has the ability to moderate the effect of a general increase in interest rates by controlling increases in rates on transaction accounts, using available cash to reduce the amounts in particularly rate sensitive liability accounts, and increasing total assets through increased leverage. In addition, the analysis above substantially understates the amount of loan prepayments the Bank has historically experienced even in periods of rising interest rates.

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

Cash, cash equivalents, and interest-bearing deposits as of December 31, 2002, totaled $25,536,783, an increase of $11,408,651 (80.8%) from the December 31, 2001 total of $14,128,132. This increase was primarily in interest-bearing deposits at other financial institutions which totaled $15,179,851at December 31, 2002 compared to $7,678,158 at the end of 2001. Cash and cash equivalents increased to $10,356,932 from $6,449,974 at December 31, 2001, primarily due to an increase in balances invested in short term mutual funds.

The Company's principal sources of cash flows are its financing activities including deposits and borrowings. During the year 2002, all financing activities provided $17,747,865 million in cash compared to $9,823,609 during 2001 and $21,591,397 during 2000. The increase in cash flows from financing activities during the most recent period was principally due to an increase in deposit growth in 2002. During 2002, net deposit growth was $19,908,378 compared to $15,310,535 in 2001. In 2002, short and long term borrowing used $1,541,019 in cash compared to $4,487,586 in cash used in 2001. The Company also receives cash from its operating activities which provided $4,523,228 million in cash during 2002, compared to cash flows of $5,012,228 and $4,068,169 during 2001 and 2000, respectively. The decrease in operating cash flows during 2002 was primarily due to a decrease in the net activity in selling loans held for sale. In 2001, the purchase and sale of loans held for sale provided $2,186,619 compared to $1,590,952 in 2002.

The Company's principal use of cash has been in investing activities including its investments in loans for portfolio, investment securities and other assets. During the year ended December 31, 2002, the Company invested a total of $18,364,135 in its investing activities compared to $9,750,117 in 2001 and $28,556,739 in 2000. The principal reason for the increase in cash used in investing Factivities was an increase in the purchase of investments over the proceeds of sales, redemptions, and principal reductions.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2002 the Company was in compliance with these requirements with a leverage ratio of 9.53%, a Tier 1 risk-based capital ratio of 12.60% and total risk-based capital ratio of 13.75%. At December 31, 2002, the Bank met the criteria for designation as a well-capitalized depository institution under FRB regulations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Company's financial statements and supplementary data appear in this Annual Report beginning on the page immediately following Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Company are as follows:

MICHAEL L. MIDDLETON (55 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Since January 1996, Mr. Middleton has served on the Board of Directors of the Federal Home Loan Bank of Atlanta, most recently as Vice Chairman, and also serves as its Board Representative to the Council of Federal Home Loan Banks.

C. MARIE BROWN (60 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, of Zonta and serves on various administrative committees of the Hughesville Baptist Church and the board of the Charles County Chapter of the American Red Cross.

H. BEAMAN SMITH (57 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Mayaone Association.

GREGORY C. COCKERHAM (48 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

WILLIAM J. PASENELLI (44 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

     (d)  EQUITY COMPENSATION PLANS

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

                                                                                                 NUMBER OF SECURITIES REMAINING
                                                                                                  AVAILABLE FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE ISSUED      WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                UPON EXERCISE OF OUTSTANDING           PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   OPTIONS, WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-------------                 ---------------------------------    ----------------------------   -----------------------------
Equity compensation plans
  approved by security holders         82,701                             $20.71                             46,839

Equity compensation plans not
  approved by security holders (1)     14,900                              25.65                              6,642

      Total (2)                        97,601                              21.46                             55,281

__________

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

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-K. Based upon such determination, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1) Financial Statements. The following is a list of the consolidated financial statements which are being filed as part of this Annual Report on Form 10-K.

                                                                                        Page
                                                                                        ----
         Independent Auditors' Report                                                    41
         Consolidated Balance Sheets as of December 31, 2002 and 2001                    42
         Consolidated Statements of Income for the Years Ended December 31, 2002,
              2001 and 2000                                                              43
         Consolidated Statements of Changes in Stockholders' Equity for the Years
              Ended December 31, 2002, 2001 and 2000                                     44
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
              2001 and 2000                                                              45
         Notes to Consolidated Financial Statements                                      47

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

          3.1     Articles of Incorporation of Tri-County Financial Corporation*
          3.2     Bylaws of Tri-County Financial Corporation  *****
         10.1 + Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended **
         10.2 + Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended ***

         10.3 +   Employment  Agreements with Michael L.  Middleton, as amended,
                  C. Marie Brown, as amended,  and Gregory C. Cockerham ****
         10.4 +   Guaranty Agreements with Michael L. Middleton, C. Marie Brown and Gregory C. Cockerham **
         10.5 +   Executive Incentive Compensation Plan **
         10.6 +   Employment Agreement with William J. Pasenelli **
         10.7 +   Retirement Plan for Directors **
         10.8 +   Split Dollar Agreements with Michael L. Middleton and C. Marie
                  Brown **
         10.9+    Guaranty Agreement with William J. Pasenelli *****
         10.10+   Split Dollar Agreement with William J. Pasenelli *****
         21       Subsidiaries of the Registrant
         23       Consent of Stegman & Company
         99       Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
_______________
    + Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).
    * Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 33-31287).
    ** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.
    *** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-70800).
    **** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
    ***** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001


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

Audit Committee of the
Board of Directors and Stockholders
Tri-County Financial Corporation


     We have audited the accompanying consolidated balance sheets of Tri-County Financial Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri-County Financial Corporation as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stegman & Company


Baltimore, Maryland
February 28, 2003

                        TRI-COUNTY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                        ASSETS

                                                                         2002             2001
Cash and due from banks                                             $ 10,356,932      $ 6,449,974
Interest-bearing deposits with banks                                  15,179,851        7,678,158
Investment securities available for sale - at fair value              41,826,113       35,917,207
Investment securities held to maturity - at amortized cost             2,841,807        2,289,354
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost     2,736,750        3,035,550
Loans held for sale                                                    1,262,667        2,354,315
Loans receivable - net of allowance for loan losses
of $2,314,074 and $2,281,581, respectively                           197,449,282      193,450,011
Premises and equipment, net                                            5,736,395        5,432,848
Foreclosed real estate                                                   716,014        1,800,569
Accrued interest receivable                                            1,042,453        1,049,401
Other assets                                                           3,025,431        2,499,903
                                                                   -------------    -------------
        TOTAL ASSETS                                               $ 282,173,695    $ 261,957,290
                                                                   =============    =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Noninterest-bearing deposits                                      $ 33,045,310     $ 17,738,165
  Interest-bearing deposits                                          169,979,802      165,378,369
                                                                   -------------    -------------
    Total deposits                                                   203,025,112      183,116,534
  Short-term borrowings                                                  752,298        1,813,317
  Long-term debt                                                      48,170,000       48,650,000
  Accrued expenses and other liabilities                               3,353,520        2,790,981
                                                                   -------------    -------------

    Total liabilities                                                255,300,930      236,370,832
                                                                   -------------    -------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
  issued 759,778 and 756,805 shares, respectively                          7,598            7,568
Additional paid in capital                                             7,716,906        7,545,590
Retained earnings                                                     18,817,615       17,678,367
Accumulated other comprehensive income                                   493,691          555,513
Unearned ESOP shares                                                    (163,045)        (200,580)
                                                                   -------------    -------------

Total stockholders' equity                                            26,872,765       25,586,458
                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 282,173,695    $ 261,957,290
                                                                   =============    =============

See notes to consolidated financial statements

                        TRI-COUNTY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                      2002           2001           2000
                                                                      ----           ----           ----
INTEREST INCOME:
   Interest and fees on loans                                      $ 14,221,247   $ 15,223,463   $ 13,950,200
   Taxable interest and dividends on investment securites             2,436,361      3,215,164      4,237,326
   Interest on deposits with banks                                      104,646         76,049        102,036
                                                                   ------------   ------------   ------------
        Total interest income                                        16,762,254     18,514,676     18,289,562
                                                                   ------------   ------------   ------------
INTEREST EXPENSE:
   Interest on deposits                                               3,453,443      5,935,478      6,314,871
   Interest on short term borrowings                                      7,634        259,558      1,418,146
   Interest on long term debt                                         2,507,551      2,562,775      1,694,473
                                                                   ------------   ------------   ------------
        Total interest expenses                                       5,968,628      8,757,811      9,427,490
                                                                   ------------   ------------   ------------

NET INTEREST INCOME                                                  10,793,626      9,756,865      8,862,072

PROVISION FOR LOAN LOSSES                                               160,000        360,000        360,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  10,633,626      9,396,865      8,502,072
                                                                   ------------   ------------   ------------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                    179,006        226,641         76,326
   Net gain on sale of loans held for sale                              499,304        187,304         85,716
   Net gain on sales of investment securities                                --             --        184,704
   Service charges                                                    1,041,662        953,496        996,884
   Other                                                                127,089         34,079         29,358
                                                                   ------------   ------------   ------------
        Total noninterest income                                      1,847,061      1,401,520      1,372,988
                                                                   ------------   ------------   ------------
NONINTEREST EXPENSE:
   Salary and employee benefits                                       4,222,006      3,821,330      3,643,865
   Occupancy expense                                                    831,148        689,575        615,809
   Advertising                                                          338,216        301,975        246,619
   Data processing expense                                              568,095        291,399        255,792
   Loss on disposal of obsolete equipment                                65,104             --             --
   Depreciation of furniture, fixtures, and equipment                   339,184        263,535        241,714
   Telephone communications                                             345,559        127,958        109,537
   Valuation allowance on foreclosed real estate                        972,889             --             --
   ATM expenses                                                         312,200        254,175        340,532
   Office supplies                                                      290,636        253,545        156,260
   Office equipment expenses                                            247,171        211,316        185,262
   Other                                                                913,658        779,692        536,474
                                                                   ------------   ------------   ------------
        Total noninterest expenses                                    9,445,866      6,994,500      6,331,864
                                                                   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                                            3,034,821      3,803,885      3,543,196
Income tax expense                                                    1,067,000      1,318,350      1,207,000
                                                                   ------------   ------------   ------------
NET INCOME                                                         $  1,967,821   $  2,485,535   $  2,336,196
                                                                   ============   ============   ============
INCOME PER COMMON SHARE
   Basic                                                                  $2.58          $3.24          $2.98
   Diluted                                                                 2.45           3.11           2.85

See notes to consolidated financial statements

                        TRI-COUNTY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                  Accumulated
                                                                                     Other        Unearned
                                         Common      Paid-in       Retained      Comprehensive      ESOP
                                          Stock      Capital       Earnings      Income (Loss)     Shares          Total
                                         ------      -------       --------      -------------    ---------        -----
BALANCES, JANUARY 1, 2000                 $ 7,882   $ 7,447,240    $ 14,555,324      $ (718,498)   $(176,565)   $ 21,115,383
  Comprehensive income:
    Net Income                                 --            --       2,336,196              --           --       2,336,196
    Unrealized gains on investment
      securities net of tax of $310,083                                                 603,569                      603,569
                                                                                                                ------------
      Total comprehensive income                                                                                   2,939,765
Cash dividend  $0.30 per share                 --            --        (236,595)             --           --        (236,595)
Excess of fair market value over cost
  of leveraged ESOP shares released            --        12,964              --              --           --          12,964
Exercise of stock options                      50        40,661              --              --           --          40,711
Repurchase of common stock                   (173)           --        (479,217)             --           --        (479,390)
Net change in unearned ESOP shares             18            --              --              --       36,966          36,984
                                          -------   -----------    ------------       ---------    ---------    ------------
BALANCES, DECEMBER 31, 2000                 7,777     7,500,865      16,175,708        (114,929)    (139,599)     23,429,822
  Comprehensive income:
    Net Income                                 --            --       2,485,535              --           --       2,485,535
    Unrealized gains on investment
      securities net of tax of $343,599        --            --              --         670,442           --         670,442
                                                                                                                ------------
      Total comprehensive income                                                                                   3,155,977
Cash dividend  $0.40 per share                 --            --        (309,204)             --           --        (309,204)
Excess of fair market value over cost
  of leveraged ESOP shares released            --        12,964              --              --           --          12,964
Exercise of stock options                      56        31,761              --              --           --          31,817
Repurchase of common stock                   (248)           --        (673,672)             --           --        (673,920)
Net change in unearned ESOP shares            (17)           --              --              --      (60,981)        (60,998)
                                          -------   -----------    ------------       ---------    ---------    ------------
BALANCES, DECEMBER 31, 2001                 7,568     7,545,590      17,678,367         555,513     (200,580)     25,586,458
  Comprehensive income:
    Net Income                                 --            --       1,967,821              --           --       1,967,821
    Unrealized gains on investment
      securities net of tax of $24,455         --            --              --         (61,822)          --         (61,822)
                                                                                                                ------------
      Total comprehensive income                                                                                   1,905,999
Cash dividend  $0.50 per share                 --            --        (385,129)             --           --        (385,129)
Excess of fair market value over cost
  of leveraged ESOP shares released            --        10,445              --              --           --          10,445
Exercise of stock options                     133       160,871              --              --           --         161,004
Repurchase of common stock                   (123)           --        (443,444)                                    (443,567)
Net change in unearned ESOP shares             20            --              --              --       37,535          37,555
                                          -------   -----------    ------------       ---------    ---------    ------------
BALANCES, DECEMBER 31, 2002               $ 7,598   $ 7,716,906    $ 18,817,615       $ 493,691    $(163,045)   $ 26,872,765
                                          =======   ===========    ============       =========    =========    ============

See notes to consolidated financial statements

                        TRI-COUNTY FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECMBER 31, 2002, 2001, AND 2000

                                                                                2002           2001           2000
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 1,967,821    $ 2,485,535    $ 2,336,196
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Valuation allowance on foreclosed real estate                             972,889             --             --
      Provision for loan losses                                                 160,000        360,000        360,000
      Depreciation and amortization                                             445,558        396,400        348,110
      Net amortization of premium/discount on
      mortgage backed securities and investments                                 48,426         66,146        (86,909)
      Deferred income tax benefit                                              (399,000)      (205,000)      (118,000)
      Decrease (increase) in accrued interest receivable                          6,948        304,257       (207,138)
      Decrease in deferred loan fees                                            (90,291)       (18,131)       (31,732)
      Increase in accrued expenses and other liabilities                        562,539        638,249        911,013
      Decrease (increase) in other assets                                      (319,625)    (1,006,157)       323,234
      Loss (gain) on disposal of premises and equipment                          76,315         (8,386)            --
      Gain on sale of investment securities                                          --             --       (184,704)
      Origination of loans held for sale                                    (23,376,262)    (9,752,097)    (1,966,774)
      Proceeds from sale of loans held for sale                              24,967,214     11,938,716      2,470,589
      Gain on sales of loans held for sale                                     (499,304)      (187,304)       (85,716)
                                                                           ------------   ------------   ------------
      Net cash provided by operating activities                               4,523,228      5,012,228      4,068,169
                                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits with banks                       (7,501,693)    (1,702,844)    (2,912,035)
  Purchase of investment securities available for sale                      (30,740,615)    (2,246,225)    (6,023,907)
  Proceeds from sale, redemption or principal payments
    of investment securities available for sale                              24,692,742     23,423,736      6,927,513
  Purchase of investment securities held to maturity                         (2,375,053)    (1,345,703)      (893,649)
  Proceeds from maturities or principal payments
    of investment securities held to maturity                                 1,822,600        770,717      1,128,333
  Net redemption (purchase) of FHLB and Federal Reserve stock                   298,800             --       (747,850)
  Loans originated or acquired                                              (86,078,892)   (96,149,353)   (70,415,720)
  Principal collected on loans                                               82,009,912     70,448,931     44,707,731
  Purchase of premises and equipment                                         (1,106,504)    (1,334,396)      (327,155)
  Proceeds from disposal of premises and equipment                              281,084          8,963             --
  Sale (acquisition) of foreclosed real estate                                  333,484     (1,623,943)            --
                                                                           ------------   ------------   ------------
      Net cash used in investing activities                                 (18,364,135)    (9,750,117)   (28,556,739)
                                                                           ------------   ------------   ------------

                        TRI-COUNTY FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECMBER 31, 2002, 2001, AND 2000

                                                                            2002          2001           2000
                                                                            ----          ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              $ 19,908,578  $ 15,310,535   $ 12,064,199
  Net (decrease) increase in short-term borrowings                        (1,061,019)  (11,737,586)       152,525
  Dividends paid                                                            (385,129)     (309,204)      (236,595)
  Exercise of stock options                                                  161,004        31,817         40,711
  Net change in unearned ESOP shares                                          47,999       (48,033)        49,948
  Repurchase of common stock                                                (443,568)     (673,920)      (479,391)
  Proceeds from long-term borrowings                                         920,000    12,250,000     30,000,000
  Payments of long-term borrowings                                        (1,400,000)   (5,000,000)   (20,000,000)
                                                                        ------------  ------------   ------------

  Net cash provided by financing activities                               17,747,865     9,823,609     21,591,397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,906,958     5,085,720     (2,897,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             6,449,974     1,364,254      4,261,427
                                                                        ------------  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 10,356,932  $  6,449,974   $  1,364,254
                                                                        ============  ============   ============

Supplementary cash flow information:
  Cash paid during the year for:
    Interest                                                            $  6,225,058  $  9,015,483   $  8,737,746
    Income taxes                                                           2,110,500     1,431,000        925,000

Noncash transfer from loans to foreclosed real estate                             --     1,276,070             --

See notes to consolidated financial statements.

                        TRI-COUNTY FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Consolidation
          ---------------------------------------

               The consolidated financial statements include the accounts of Tri-County Financial Corporation and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") and the Bank's wholly owned subsidiaries, Tri-County Investment Corporation and Community Mortgage Corporation of Tri-County (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2002.

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

          Allowance for Loan Losses
          -------------------------

               The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

               The allowance for loan loss consists of a specific component and a nonspecific component. The components of allowance for loan losses represent an estimation done pursuant to either SFAS No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The specific component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

               The nonspecific portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the specific component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

               A loan is evaluated for impairment when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are reviewed on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

                    Buildings and improvements   15-50 years
                    Furniture and equipment       3-15 years
                    Automobiles                      5 years


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

          New Accounting Standards
          ------------------------

               Accounting for Stock-Based Compensation: In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APB") 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company has not elected to change its method of accounting for stock based compensation so the provisions of SFAS 148 had no effect on the results of operations.

               Accounting for Long-lived Assets: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002, and did not have a material impact on results of operations, financial position, or liquidity.

2.   INVESTMENT SECURITIES

     The amortized cost and estimated fair values of securities with gross unrealized losses and gains are:

                                                                          December 31, 2002
                                                         -----------------------------------------------------------
                                                                            Gross        Gross
                                                           Amortized      Unrealized   Unrealized    Estimated Fair
                                                             Cost            Gains       Losses         Values
                                                             ----            -----       ------         ------
Asset-backed securities issued by:
     GSE's                                               $ 28,597,630     $ 601,972    $     --      $ 29,199,602
     Other                                                  7,826,724       104,014         919         7,929,819
                                                         ------------     ---------    --------      ------------
Total debt securities available for sale                   36,424,354       705,986         919        37,129,421
Corporate equity securities                                   509,010       244,971      20,000           733,981
Mutual Funds                                                3,962,711            --          --         3,962,711
                                                         ------------     ---------    --------      ------------
Total securities available for sale                      $ 40,896,075     $ 950,957    $ 20,919      $ 41,826,113
                                                         ============     =========    ========      ============

Securities held-to-maturity
U.S. Government obligations                              $    300,000     $      --    $  1,760      $    298,240
Other investments                                           2,541,807        16,269          --         2,558,076
                                                         ------------     ---------    --------      ------------
Total securities held-to-maturity                        $  2,841,807     $  16,269    $  1,760      $  2,856,316
                                                         ============     =========    ========      ============
                                                                          December 31, 2001
                                                         -----------------------------------------------------------
                                                                            Gross        Gross
                                                           Amortized      Unrealized   Unrealized    Estimated Fair
                                                             Cost            Gains       Losses         Values
                                                             ----            -----       ------         ------
Asset-backed securities issued by:
     GSE's                                               $ 25,603,305     $ 564,133    $ 82,495      $ 26,084,943
     Other                                                  8,846,200       147,777         516         8,993,461
                                                         ------------     ---------    --------      ------------
Total debt securities available for sale                   34,449,505       711,910      83,011        35,078,404
Corporate equity securities                                   509,010       218,212          --           727,222
Mutual Funds                                                  111,581            --          --           111,581
                                                         ------------     ---------    --------      ------------
Total securities available for sale                      $ 35,070,096     $ 930,122    $ 83,011      $ 35,917,207
                                                         ============     =========    ========      ============
Securities held-to-maturity
U.S. Government obligations                              $    300,000     $      --    $    500      $    299,500
Other investments                                           1,989,354            --          --         1,989,354
                                                         ------------     ---------    --------      ------------
Total securities held-to-maturity                        $  2,289,354     $      --    $    500      $  2,288,854
                                                         ============     =========    ========      ============


Mutual Funds investments detailed above consist of short duration mutual funds whose market value approximated amortized cost. Other investments consist of certain CD strip instruments whose market value is estimated based on market returns on similar risk and maturity instruments because no active market exists for these instruments. At December 31, 2002 and 2001, U.S. Government obligations with a carrying value of $300,000 were pledged to secure public unit deposits and for other purposes required or permitted by law. In addition, at December 31, 2002 and 2001, certain other securities with a carrying value of $5,047,000 and $3,413,300, respectively were pledged to secure certain deposits. At December

31, 2002, securities with a carrying value of $38,200,000 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

     The scheduled maturities of securities at December 31, 2002 are as follows:

                                                            Available for Sale                       Held to Maturity
                                                    --------------------------------          -----------------------------
                                                     Amortized               Fair                Amortized           Fair
                                                        Cost                Value                  Cost              Value
                                                    --------------------------------          -----------------------------
Within one year                                     $ 3,962,711          $ 3,962,711           $  300,000        $  298,240
Over one year through five years                             --                   --            2,541,807         2,558,076
Over five years through ten years                            --                   --                   --                --
                                                    --------------------------------          -----------------------------
                                                      3,962,711            3,962,711           $2,841,807        $2,856,316
Mortgage-backed securities                           36,424,354           37,129,421                   --                --
                                                    --------------------------------          -----------------------------
                                                    $40,387,065          $41,092,132           $2,841,807        $2,856,316
                                                    ================================          =============================

     Proceeds from the sales of investment securities available for sale during 2002, 2001, and 2000 were $0, $0, and $186,900, respectively. Gross gains in the years ending December 31, 2002, 2001, and 2000 were $0, $0, and $184,704 respectively. Gross losses for the years ending December 31, 2002, 2001, and 2000 were $-0-, $0, and $0, respectively. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits. In certain cases, the Bank will purchase securities of a single private issuer, defined as an issuer which is not a government or government sponsored entity, in total amounts in excess of 10% of stockholders' equity. The Bank only does so when satisfied that such concentrations pose no threat to the Bank's safety or soundness. The Bank had no holdings of private issuers in excess of 10% of capital at December 31, 2002.

3.   LOANS RECEIVABLE

     Loans receivable at December 31, 2002 and 2001 consist of the following:

                                               2002                  2001
                                               ----                  ----
Commercial real estate                    $  74,291,593         $  65,616,917
Residential first mortgages                  48,975,989            61,429,647
Residential construction                     14,578,702            18,136,008
Second mortgage loans                        19,007,265            18,580,099
Commercial lines of credit                   29,947,326            18,539,209
Consumer loans                               13,630,086            14,187,608
                                          -------------         -------------
                                            200,430,961           196,489,488
                                          -------------         -------------

Less:
  Deferred loan fees                            667,605               757,896
  Allowance for loan loss                     2,314,074             2,281,581
                                          -------------         -------------
                                              2,981,679             3,039,477
                                          -------------         -------------
                                          $ 197,449,282         $ 193,450,011
                                          =============         =============

     The following table sets forth the activity in the allowance for loan losses:

                                             2002          2001          2000
                                             ----          ----          ----
Balance January 1,                        $2,281,581    $1,929,531    $1,653,290

Add:
  Provision charged to operations            160,000       360,000       360,000
  Recoveries                                   2,795        31,417        12,034
Less:
  Charge-offs                                130,302        39,367        95,793
                                          ----------    ----------    ----------
Balance, December 31                      $2,314,074    $2,281,581    $1,929,531
                                          ==========    ==========    ==========

     No loans included within the scope of SFAS No. 114 were identified as being impaired at December 31, 2002 or 2001 and for the years then ended.

     Loans on which the recognition of interest has been discontinued, which were not included within the scope of SFAS No. 114, amounted to approximately $597,000, $207,000, and $7,000 at December 31, 2002, 2001, and 2000,
respectively. If interest income had been recognized on nonaccrual loans at their stated rates during 2002, 2001, and 2000, interest income would have been increased by approximately $33,033, $10,480, and $913, respectively. Interest income of $33,320, $12,914 and $8,912 was recognized for these loans in 2002, 2001 and 2000.

     Included in loans receivable at December 31, 2002 and 2001, is $1,022,846 and $1,223,840 due from officers and directors of the Bank. These loans are made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. Activity in loans outstanding to officers and directors is summarized as follows:

                                                     2002               2001
                                                     ----               ----
Balance, beginning of year                       $ 1,223,840        $   536,005
New loans made during year                            60,001          1,150,460
Repayments made during year                         (260,995)          (462,625)
                                                 -----------        -----------
Balance, end of year                             $ 1,022,846        $ 1,223,840
                                                 ===========        ===========


4.   LOAN SERVICING

     Loans serviced for others and not reflected in the balance sheets are $73,205,838 and $68,287,344 at December 31, 2002 and 2001, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights capitalized during 2002, 2001, and 2000 totaled $298,096, $182,119, and $45,365, respectively.

     Amortization of mortgage servicing rights totaled $48,000, $144,000, and $144,000, respectively. Net servicing rights assets totaled $780,408, $525,075, and $486,956 at December 31, 2002, 2001, and 2000, respectively.

5.   FORECLOSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows:

                                                        Years ended December 31,
                                                  -----------------------------------
                                                    2002          2001         2000
                                                    ----          ----         ----
Balance at beginning of year                      $     --       $   --       $    --
Provision for losses                               972,899           --            --
Charge-offs
Recoveries                                              --           --            --
                                                  --------       ------       -------
Balance at end of year                            $972,899       $   --       $    --
                                                  ========       ======       =======

Expenses applicable to foreclosed assets include the following:

                                                    Years ended December 31,
                                             ------------------------------------
                                                  2002         2001        2000
                                                  ----         ----        ----
Net gain on sale of foreclosed real estate      (64,755)        --          --
Provision for losses                            972,889         --          --
Operating expenses                               12,176        6,253       5,728
                                              ---------      -------     -------
                                              $ 920,310      $ 6,253     $ 5,728
                                              =========      =======     =======

6.   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2002 and 2001 is as follows:

                                                              2002                2001
                                                              ----                ----
Land                                                      $ 1,399,311          $ 1,731,941
Building and improvements                                   4,322,963            3,642,101
Furniture and equipment                                     2,367,380            2,824,015
Automobiles                                                   111,881              103,144
                                                          -----------          -----------
Total cost                                                  8,201,535            8,301,201
Less accumulated depreciation                               2,465,141            2,868,353
                                                          -----------          -----------
Premises and equipment, net                               $ 5,736,394          $ 5,432,848
                                                          ===========          ===========


     Certain bank facilities are leased under various operating leases. Rent expense was $211,200, $242,387, and $168,921 in 2002, 2001 and 2000,
respectively. Future minimum rental commitments under noncancellable operating leases are as follows:

       2003                                                 $181,812
       2004                                                  181,362
       2005                                                  180,912
       2006                                                  180,462
       2007                                                  179,562
       Thereafter                                            322,224
                                                          ----------
           Total                                          $1,226,334
                                                          ==========

7.   DEPOSITS

     Deposits outstanding at December 31 consist of:

                                                     2002                2001
                                                     ----                ----
Noninterest-bearing demand                      $ 33,045,310        $ 17,738,165
Interest-bearing:
  Demand                                          22,440,453          20,842,088
  Money market deposits                           39,781,718          53,807,885
  Savings                                         30,675,167          20,367,634
  Certificates of deposit                         77,082,464          70,360,762
                                                ------------        ------------
Total interest-bearing                           169,979,802         165,378,369
                                                ------------        ------------
Total deposits                                  $203,025,112        $183,116,534
                                                ============        ============

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 were $18,790,000 and $17,018,000, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows (in 000's):

                        2003                            $49,031
                        2004                             12,688
                        2005                              4,867
                        2006                             10,496
                                                        -------
                                                        $77,082
                                                        =======

8.   SHORT TERM BORROWINGS AND LONG-TERM DEBT

     The Bank's long-term debt consists of advances from the Federal Home Loan Bank of Atlanta. The Bank classifies debt based upon original maturity, and does not reclassify debt to short term status during its life. These include fixed rate, adjustable rate, and convertible advances. Rates and maturities on these advances are as follows:

                                       Fixed              Adjustable           Fixed Rate
                                       Rate                  Rate             Convertible
                                       -----                 ----             -----------
    2002
Highest Rate                           5.43%                2.49%                6.25%
Lowest Rate                            1.00%                2.49%                4.62%
Weighted Average Rate                  4.69%                2.49%                5.42%
Matures through                         2022                 2005                 2011

    2002
Highest Rate                           5.43%                5.79%                6.25%
Lowest Rate                            1.13%                5.31%                4.62%
Weighted Average Rate                  4.69%                5.69%                5.42%
Matures through                         2022                 2002                 2011

     The Bank's fixed rate debt generally consists of advances with monthly interest payments and principal due at maturity. The Bank's adjustable rate long-term debt adjusts quarterly based upon a margin over the three month London Interbank Offered Rate ("LIBOR"). The margin is set at 80 basis points. The debt has a minimum interest of .80% and a maximum rate of 5.30%. The Bank's fixed rate, convertible, long-term debt is callable by the issuer, after an initial period ranging from six months to five years. These advances become callable on dates ranging from 2002 to 2005. Depending on the specific instrument, the instrument is callable either continuously after the initial period (Bermuda option) or only at the date ending the initial period (European). The contractual maturities of long-term debt are as follows:

                                                   December 31,
                                                         2002                                           2001
                            ---------------------------------------------------------------          -----------
                               Fixed         Adjustable       Fixed Rate
                                Rate            Rate          Covertible           Total                Total
                                ----            ----          ----------           -----                -----
Due in 2002                 $       --       $       --       $        --       $        --          $ 6,400,000
Due in 2003                     88,000               --                --            88,000           10,088,000
Due in 2004                     88,000               --                --            88,000               88,000
Due in 2005                     74,000        5,000,000        10,000,000        15,074,000               74,000
Due in 2006                  7,000,000               --                --         7,000,000            7,000,000
Due in 2007                         --               --                --                --                   --
Thereafter                     920,000               --        25,000,000        25,920,000           25,000,000
                            ----------       ----------       -----------       -----------          -----------
                            $8,170,000       $5,000,000       $35,000,000       $48,170,000          $48,650,000
                            ==========       ==========       ===========       ===========          ===========

     From time to time, the Bank also has daily advances outstanding, which are classified as short-term debt. These advances are repayable at the Bank's option at any time and reprice daily. These advances totaled $0 and $1,000,000 at December 31, 2002 and 2001, respectively. The rate on the short term debt at December 31, 2001 was 1.83%.

     Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the "Agreement"), the Company maintains eligible collateral consisting of 1 - 4 unit residential first mortgage loans, discounted at 75% of the unpaid principal balance, equal to 100% at December 31, 2001, of its total outstanding long and short term Federal Home Loan Bank advances. During 2001, the Bank entered into an addendum to the Agreement that expanded the types of eligible collateral under the Agreement to include certain commercial real estate and second mortgage loans. These loans are subject to eligibility rules, and collateral values are discounted at 50% of the unpaid loan principal balance. In addition, only 50% of total collateral for Federal Home Loan Bank advances may consist of commercial real estate loans. In addition the Bank has pledged its Federal Home Loan Bank stock of $2,662,500 and securities with a carrying value of $38,500,000 as additional collateral for its advances. Based upon our understanding of current borrowing rules at the Federal Home Loan Bank of Atlanta, the Bank is limited to total advances of up to 40% of assets or $113 million. The Bank had sufficient collateral to borrow this amount.

     Other short-term debt consists of notes payable to the U.S. Treasury, which are Federal treasury tax and loan deposits accepted by the Bank and remitted on demand to the Federal Reserve Bank. At December 31, 2002 and 2001, such borrowings were $752,298 and $813,317, respectively. The Bank pays interest on these balances at a slight discount to the federal funds rate. The notes are secured by investment securities with an amortized cost of approximately $786,700 and $786,700 at December 31, 2002 and 2001, respectively.

9.   INCOME TAXES

     Income tax was as follows:

                                               2002            2001             2000
                                               ----            ----             ----
Current
  Federal                                  $1,312,000       $1,409,350       $1,307,000
  State                                       154,000          114,000           18,000
                                           ----------       ----------       ----------
                                            1,466,000        1,523,350        1,325,000
                                           ----------       ----------       ----------
Deferred
  Federal                                    (327,000)        (168,000)         (97,000)
  State                                       (72,000)         (37,000)         (21,000)
                                           ----------       ----------       ----------
                                             (399,000)        (205,000)        (118,000)
                                           ----------       ----------       ----------
Total Income Tax Expense                   $1,067,000       $1,318,350       $1,207,000
                                           ==========       ==========       ==========

     Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                              2002                          2001                          2000
                                   --------------------------   ----------------------------    ---------------------------
                                                   Percent of                     Percent of                     Percent of
                                                   Pre Tax                         Pre Tax                        Pre Tax
                                      Amount        Income          Amount         Income         Amount          Income
                                   --------------------------   ----------------------------    ---------------------------
Expected income tax expense at
  federal tax rate                 $ 1,031,839       34.0%       $ 1,293,321        34.0%       $ 1,205,000        34.0%
State taxes net of federal benefit      61,666        2.0%            77,000         2.0%                 -         0.0%
Nondeductible expenses                  20,908        0.7%             5,233         0.1%            14,000         0.4%
Other                                  (47,413)      -1.6%           (57,204)       -1.4%           (12,000)       -0.3%
                                   -----------       ----        -----------        ----        -----------        ----
                                   $ 1,067,000       35.1%       $ 1,318,350        34.7%       $ 1,207,000        34.1%
                                   ===========       ====        ===========        ====        ===========        ====

     The net deferred tax assets in the accompanying balance sheets include the following components:

                                                                   2002             2001
                                                                   ----             ----
Deferred tax assets:
  Deferred fees                                                $   22,147          $ 44,566
  Allowance for loan losses                                       795,953           768,525
  Deferred compensation                                           118,709           102,568
  Valuation allowance on foreclosed real estate                   375,730                --
                                                               ----------         ---------
                                                                1,312,539           915,659
                                                               ----------         ---------
Deferred tax liabilities:
  FHLB stock dividends                                            152,896           153,866
  Depreciation                                                     97,505            98,328
  Unrealized gain on investment
    securities available for sale                                 267,144           291,599
                                                               ----------         ---------
                                                                  517,545           543,793
                                                               ----------         ---------
                                                               $  794,994         $ 371,866
                                                               ==========         =========

     Retained earnings at December 31, 2002, include approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the "base year tax reserve") for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $458,000 at December 31, 2002.

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

10.  COMMITMENTS AND CONTINGENCIES

     The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. These instruments may, but do not necessarily, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet loans receivable.

     As of December 31, 2002 and 2001, in addition to the undisbursed portion of loans receivable of approximately $3,996,000 and $6,031,000, respectively, the Bank had outstanding loan commitments approximating $3,783,900 and $1,926,500, respectively.

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $9,322,655 and $5,698,000 at December 31, 2002 and 2001,
respectively. In addition to the commitments noted above, customers had approximately $23,090,000 and $10,123,000 available under lines of credit at December 31, 2002 and 2001, respectively.

11.  STOCK OPTION AND INCENTIVE PLAN

     The Company has a stock option and incentive plan to attract and retain personnel and provide incentive to employees to promote the success of the business. In addition, the Company has a stock option plan for its directors. At December 31, 2001, 61,081 shares of stock have been authorized and are available for grants of options under the plans. The exercise price for options granted is set at the discretion of the Board, but is not less than the market value of the shares as of the date of grant. An option's maximum term is ten years and the options generally vest immediately upon issuance.

     The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based upon fair values at the grant dates for awards under the plan consistent with the method prescribed by SFAS Nos. 123 and 148, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                       2002          2001          2000
                                                                       ----          ----          ----
Net income, as reported                                            $ 1,967,821   $ 2,485,535   $ 2,336,119
Less pro forma stock-based compensation expense determined
  under the fair value method, net of related tax effects             (217,187)     (226,251)      (66,040)
                                                                   -----------   -----------   -----------
Pro forma net income                                               $ 1,750,634   $ 2,259,284   $ 2,270,079
                                                                   ===========   ===========   ===========
Earnings per share as reported
  Basic                                                                 $ 2.58        $ 3.24        $ 2.98
  Diluted                                                                 2.45          3.11          2.85

Pro forma earnings per share
  Basic                                                                   2.30          2.95          2.89
  Diluted                                                                 2.18          2.83          2.76

     For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

                                                                         2001          2001          2000
                                                                         ----          ----          ----

Dividend Yield                                                           1.41%         1.30%         0.75%
Expected volatility                                                     35.00%        15.00%        15.00%
Risk - free interest rate                                                4.82%         4.91%         5.85%
Expected lives (in years)                                                   10            10            10
Weighted average fair value                                            $ 17.24       $ 11.06       $ 12.28

The following tables summarize activity in the plan:

                                              2002                     2001                      2000
                                      ---------------------     --------------------      -------------------
                                                  Weighted                 Weighted                  Weighted
                                                  Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                       Shares      Price        Shares      Price         Shares      Price
                                      ---------------------     --------------------      -------------------

Outstanding at beginning of year       99,679       $18.99      91,036      $16.89        91,184      $12.61
Granted                                12,595        31.67      20,448       26.57         9,179       26.66
Exercised                             (14,078)       12.92      (7,105)      10.28        (7,790)      14.61
Forfeitures                              (595)       26.26      (4,700)      24.41        (1,537)      25.25
                                      -------                  -------                   -------
Outstanding at end of year             97,601       $21.46      99,679      $18.99        91,036      $16.89
                                      =======       ======     =======      ======       =======      ======

Options outstanding are all currently exercisable and are summarized as follows:

                             Weighted
                              Average             Weighted
                Number       Remaining            Average
             Outstanding    Contractual           Exercise
              12/31/2002       Life                 Price
             -----------    -----------           --------

                31,645      3 years                $10.28
                20,647      6 years                 24.24
                 7,665      7 years                 26.60
                17,732      8 years                 26.64
                14,950      9 years                 26.71
                 4,962     10 years                 39.00
                ------
                97,601                             $21.46
                ======


12.  EMPLOYEE BENEFIT PLANS

     The Bank has an Employee Stock Ownership Plan (ESOP) which covers substantially all of the Bank's employees. The ESOP acquires stock of the Bank's parent corporation, Tri-County Financial Corporation. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share. Dividends on ESOP shares are recorded as a reduction of retained earnings. The ESOP may acquire in the open market up to 195,700 shares. At December 31, 2002, the Plan owns 55,195 shares.

     The Company also has a 401(k) plan. The Bank matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. Currently one-half of an employee's first 6% deferral is matched. As of January 1, 2003, the Company will match one-half of the employee's 8% deferral. All employees who have completed one year of service and have reached the age of 21 are covered under this defined contribution plan. Contributions are determined at the discretion of management and the Board of Directors. For the years ended December 31, 2002, 2001, and 2000, the Company charged $108,000, $93,000, and $90,000, against earnings to fund the Plans.

     In addition, the Bank has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of Tri County. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after 2 years of service. Expense recorded for this plan was $11,034, $7,071, and $19,042 for the years ending December 31, 2002, 2001, and 2000 respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios for 2002 and 2001 are presented in the tables below:

                                                                                                    To be considered well
                                                                          Required for capital     capitalized under prompt
                                                      Actual               adequacy purposes          corrective action
                                                      ------              ---------------------    ------------------------
At December 31, 2002
  Total capital (to risk weighted assets)
    The Company                                $ 28,769      13.77%        $ 16,715       8.00%
    The Bank                                   $ 26,966      12.96%        $ 16,647       8.00%       $ 20,809      10.00%

  Tier 1capital (to risk weighted assets)
    The Company                                $ 26,379      12.63%        $  8,357       4.00%
    The Bank                                   $ 24,576      11.81%        $  5,324       4.00%       $ 12,485       6.00%

  Tier 1capital (to average assets)
    The Company                                $ 26,379       9.53%        $ 11,069       4.00%
    The Bank                                   $ 24,576       8.96%        $ 10,966       4.00%       $ 13,708       5.00%

At December 31, 2001
  Total capital (to risk weighted assets)
    The Company                                $ 27,314      14.08%        $ 15,511       8.00%
    The Bank                                   $ 25,799      13.26%        $ 15,570       8.00%       $ 19,462      10.00%

  Tier 1capital (to risk weighted assets)
    The Company                                $ 24,841      12.81%        $  7,756       4.00%
    The Bank                                   $ 23,517      12.08%        $  7,785       4.00%       $ 11,677       6.00%

  Tier 1capital (to average assets)
    The Company                                $ 24,841       9.64%        $ 10,311       4.00%
    The Bank                                   $ 23,517       9.46%        $  9,944       4.00%       $ 12,430       5.00%

14.  EARNINGS PER SHARE

     The calculations of basic and diluted earnings per share are as follows:

                                                      2002            2001           2000
                                                   ----------      ----------     ----------
Basic earnings per share
  Net income                                       $1,967,821      $2,485,535     $2,336,196
  Average common shares outstanding                   761,417         766,927        784,605
  Net income per common share - basic              $     2.58      $     3.24     $     2.98

Diluted earnings per share
  Net income                                       $1,967,821      $2,485,535     $2,336,196
  Average common shares outstanding                   761,417         766,927        784,605
  Stock option adjustment                              42,705          31,860         36,534
  Average common shares outstanding - diluted         804,122         798,787        821,139
  Net income per common share - diluted            $     2.45      $     3.11     $     2.85

For the year ended December 31, 2002 options for 4,962 shares of common stock were excluded from computing diluted earnings per share because their effects were antidilutive. No antidilutive options were outstanding at December 31, 2001 or 2000.

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

                                                 December 31, 2002                December 31, 2001
                                               ------------------------         --------------------------
                                                              Estimated                        Estimated
                                                Carrying        Fair             Carrying        Fair
                                                 Amount         Value             Amount         Value
                                                 ------         -----             -------        -----
Assets:
  Cash and cash equivalents                    $10,356,932   $10,356,932        $ 6,449,974    $ 6,449,974
  Interest bearing deposits with banks          15,179,851    15,179,851          7,678,158      7,678,158
  Investment securities and stock in FHLB
    and FRB                                     47,404,670    47,419,179         41,242,111     41,242,111
  Loans receivable, net                        197,449,282   200,839,805        193,450,011    199,325,377
  Loans held for sale                            1,262,667     1,287,920          2,354,315      2,354,315

Liabilities:
  Savings, NOW, and money market accounts      125,942,648   125,942,648        112,755,772    112,755,862
  Time certificates                             77,082,464    78,811,495         70,360,762     71,827,020
  Long-term debt and other borrowed funds       48,922,298    53,801,600         50,463,317     52,340,500


     At December 31, 2002 and 2001, the Company had outstanding loan commitments and standby letters of credit of $13.1 million and $7.6 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

               The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

16.  CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

Financial information pertaining only to Tri-County Financial Corporation is as follows:

Balance Sheets

                        ASSETS
                                                                                 2002                2001
                                                                                 ----                ----
Cash -noninterest bearing                                                   $    301,927        $     25,000
Cash -interest bearing                                                           838,142             925,521
Other assets                                                                     884,984             691,208
Investment securities available for sale                                          32,436             111,582
Investment in wholly owned subsidiary                                         25,069,624          24,073,273
                                                                            ------------        ------------
                            TOTAL ASSETS                                    $ 27,127,113        $ 25,826,584
                                                                            ============        ============

Current liabilities                                                         $    254,348        $    240,126

Stockholders' equity
  Common stock                                                                     7,598               7,568
  Surplus                                                                      7,716,906           7,545,590
  Retained earnings                                                           18,817,615          17,678,367
  Unearned ESOP shares                                                          (163,045)           (200,580)
  Accumulated other comprehensive income                                         493,691             555,513
                                                                            ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                   $ 27,127,113        $ 25,826,584
                                                                            ============        ============

Condensed Statements of Income:

                                                                   Year Ended December 31,
                                                            -------------------------------------------
                                                                2002            2001            2000
                                                                ----            ----            ----
Dividends from subsidiary                                   $ 1,000,000     $ 2,250,000       $ 500,000
Interest income                                                  18,644          26,929          27,510
Miscellaneous expenses                                         (154,995)       (167,787)        (90,391)

Income before income taxes and equity in                        863,649       2,109,142         437,119
  undistributed net income of subsidiary
Federal and state income tax benefit                             46,000          40,650              --

Equity in undistributed net income of subsidiary              1,058,172         335,743       1,899,077
                                                            -----------     -----------     -----------
NET INCOME                                                  $ 1,967,821     $ 2,485,535     $ 2,336,196
                                                            ===========     ===========     ===========

Condensed Statements Cash Flows:

                                                                              2002             2001             2000
                                                                              ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 1,967,821      $ 2,485,535      $ 2,336,196
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed earnings of subsidiary                         (1,058,172)        (335,743)      (1,899,077)
    Increase in current assets                                               (193,776)        (611,564)         (39,398)
    Increase in current liabilities                                            14,222            3,600               --

      Net cash provided by operating activities                               730,095        1,541,828          397,721
                                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits                         87,379         (645,521)         439,068
  Purchase of investment securities available for sale                             --          (76,903)          (6,677)
  Maturity or redemption of investment securities
    available for sale                                                         79,146               --               --
                                                                          -----------      -----------      -----------
      Net cash provided (used) by investing activities                        166,525         (722,424)         432,391
                                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                             (385,129)        (309,204)        (236,595)
  Exercise of stock options                                                   161,004           31,817           53,676
  Net change in ESOP loan                                                      48,000          (48,034)          36,984
  Redemption of common stock                                                 (443,568)        (673,920)        (479,391)
                                                                          -----------      -----------      -----------
      Net cash used in financing activities                                  (619,693)        (999,341)        (625,326)
                                                                          -----------      -----------      -----------
INCREASE (DECREASE) IN CASH                                                   276,927         (179,937)         204,786

CASH AT BEGINNING OF YEAR                                                      25,000          204,937              151
                                                                          -----------      -----------      -----------
CASH AT END OF YEAR                                                       $   301,927      $    25,000      $   204,937
                                                                          ===========      ===========      ===========

17.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     A summary of selected consolidated quarterly financial data for the two years ended December 31, 2002 is reported as follows:

                                                             2002
                                        ---------------------------------------------------
                                          Fourth       Third        Second        First
                                         Quarter      Quarter       Quarter      Quarter
                                         -------      -------       -------      -------
Interest and dividend income            $ 4,105,575  $ 4,281,934   $ 4,207,146  $ 4,167,599
Interest expense                          1,438,465    1,484,376     1,495,799    1,549,988
                                        -----------  -----------   -----------  -----------
Net interest income                       2,667,110    2,797,558     2,711,347    2,617,611
Provision for loan loss                      30,000       30,000        30,000       70,000
                                        -----------  -----------   -----------  -----------
Net interest income after provision       2,637,110    2,767,558     2,681,347    2,547,611

Noninterest income                          664,740      386,913       398,059      397,349
Noninterest expense                       2,025,764    2,033,746     3,457,062    1,929,294

Income before income taxes                1,276,086    1,120,725      (377,656)   1,015,666
Provision for income taxes                  446,000      391,000      (134,600)     364,600
Net income                              $   830,086  $   729,725   $  (243,056) $   651,066
                                        ===========  ===========   ===========  ===========
Earnings per common share

Basic                                   $      1.09  $      0.96   $     (0.32) $      0.86
                                        ===========  ===========   ===========  ===========
Diluted                                 $      1.03  $      0.91   $     (0.32) $      0.82
                                        ===========  ===========   ===========  ===========
                                                             2001
                                         --------------------------------------------------
                                          Fourth        Third        Second       First
                                          Quarter      Quarter      Quarter      Quarter
                                          -------      -------      -------      -------
Interest and dividend income             $ 4,326,809  $ 4,630,360  $ 4,649,286  $ 4,908,221
Interest expense                           1,821,087    2,132,804    2,316,701    2,487,219
                                         -----------  -----------  -----------  -----------
Net interest income                        2,505,722    2,497,556    2,332,585    2,421,002
Provision for loan loss                       90,000       90,000       90,000       90,000
                                         -----------  -----------  -----------  -----------
Net interest income after provision        2,415,722    2,407,556    2,242,585    2,331,002

Noninterest income                           355,728      344,406      353,858      347,528
Noninterest expense                        1,840,743    1,862,904    1,609,104    1,681,749

Income before income taxes                   930,707      889,058      987,339      996,781
Provision for income taxes                   312,650      322,000      335,700      348,000
Net income                               $   618,057  $   567,058  $   651,639  $   648,781
                                         ===========  ===========  ===========  ===========
Earnings per common share

Basic                                    $      0.83  $      0.74  $      0.84  $      0.83
                                         ===========  ===========  ===========  ===========
Diluted                                  $      0.79  $      0.71  $      0.81  $      0.80
                                         ===========  ===========  ===========  ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRI-COUNTY FINANCIAL CORPORATION


Date: March 28, 2003                    By:/s/ Michael L. Middleton
                                           -------------------------------------
                                           Michael L. Middleton
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael L. Middleton                 By:/s/ William J. Pasenelli
    -----------------------------------         --------------------------------
    Michael L. Middleton                        William J. Pasenelli
    (Director, President and Chief              (Chief Financial and Accounting
    Executive Officer)                          Officer)

Date: March 28, 2003                         Date: March 28, 2003


By: /s/ C. Marie Brown                       By:/s/ Herbert N. Redmond
    -----------------------------------         --------------------------------
    C. Marie Brown                              Herbert N. Redmond, Jr.
    (Director and Chief Operating Officer)      (Director)

Date: March 28, 2003                         Date: March 28, 2003



By: /s/ H. Beaman Smith                      By:/s/ W. Edelen Gough, Jr.
    -----------------------------------         --------------------------------
    H. Beaman Smith                             W. Edelen Gough, Jr.
    (Director and Secretary/Treasurer)          (Director)

Date: March 28, 2003                         Date: March 28, 2003



By: /s/ Louis P. Jenkins, Jr.                By:/s/ A. Joseph Slater, Jr.
    -----------------------------------         --------------------------------
    Louis P. Jenkins, Jr.                       A. Joseph  Slater, Jr.
    (Director)                                  (Director)

Date: March 28, 2003                         Date: March 28, 2003

                                  CERTIFICATION

I, Michael L. Middleton, President and Chief Executive Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Tri-County Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

Date: March 28, 2003

                                          /s/ Michael L. Middleton
                                          --------------------------------------
                                          Michael L. Middleton
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                  CERTIFICATION


I, William J. Pasenelli, Chief Financial and Accounting Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Tri-County Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (f)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ William J. Pasenelli
                                        ---------------------------------------
                                        William J. Pasenelli
                                        Chief Financial and Accounting Officer
                                        (Principal Financial Officer)