Form 10-Q
period 2003-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2003-05-15
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______


                         Commission File Number 0-18279
                         ------------------------------


                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                          52-1652138
-------------------------------                           --------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 3035 Leonardtown Road, Waldorf, Maryland                             20601
-----------------------------------------                          ----------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of April 25, 2003 registrant had outstanding 766,374 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                                INDEX
                                                                         -----



PART I - FINANCIAL INFORMATION                                           PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2003
       and December 31, 2002                                              3

     Consolidated Statements of Income and Comprehensive Income -
       Three Months Ended March 31, 2003 and 2002                         4

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 2003 and 2002                                      5 - 6

     Notes to Consolidated Financial Statements                           7

Item 2- Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          8 - 13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk        14
Item 4 - Controls and Procedures                                          14

PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                      ASSETS
                                                                                 March 31, 2003    December 31, 2002
Cash and due from banks                                                           $ 11,891,241        $ 10,356,932
Interest-bearing deposits with banks                                                19,865,391          15,179,851
Investment securities available for sale - at fair value                            46,941,211          41,826,113
Investment securities held to maturity - at amortized cost                           2,448,207           2,841,807
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost                   2,736,750           2,736,750
Loans held for sale                                                                  2,683,680           1,262,667
Loans receivable - net of allowance for loan losses
of $2,319,460 and $2,314,074, respectively                                         190,961,058         197,449,282
Premises and equipment, net                                                          5,590,123           5,736,395
Foreclosed real estate                                                                 706,014             716,014
Accrued interest receivable                                                          1,058,807           1,042,453
Other assets                                                                         8,921,260           3,025,431
                                                                                 -------------       -------------

Total assets                                                                     $ 293,803,742       $ 282,173,695
                                                                                 =============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                                      $ 33,215,713        $ 33,045,310
Interest-bearing deposits                                                          177,925,346         169,979,802
                                                                                 -------------       -------------
Total deposits                                                                     211,141,059         203,025,112
Short-term borrowings                                                                  155,647             752,298
Long-term debt                                                                      53,074,408          48,170,000
Accrued expenses and other liabilities                                               2,262,780           3,353,520
                                                                                 -------------       -------------

Total liabilities                                                                  266,633,894         255,300,930
                                                                                 -------------       -------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued - 762,411 and 759,778 shares, respectively                                        7,624               7,598
Additional Paid in Capital                                                           7,787,567           7,716,906
Retained earnings                                                                   19,350,162          18,817,615
Accumulated other comprehensive income                                                 134,638             493,691
Unearned ESOP shares                                                                  (110,143)           (163,045)
                                                                                 -------------       -------------

Total stockholders' equity                                                          27,169,848          26,872,765
                                                                                 -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 293,803,742       $ 282,173,695
                                                                                 =============       =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             -----------------------------
                                                                                 2003              2002
INTEREST INCOME:
   Interest and fees on loans                                                $ 3,350,974       $ 3,489,660
   Taxable interest and dividends on investment securites                        530,773           654,697
   Interest on bank deposits                                                      36,637            23,242
                                                                             -----------       -----------
        Total interest income                                                  3,918,384         4,167,599
                                                                             -----------       -----------

INTEREST EXPENSE:
   Interest on deposits                                                          747,427           909,723
   Interest on long term debt                                                    613,101           639,905
   Interest on other borrowings                                                      766               360
                                                                             -----------       -----------
        Total interest expense                                                 1,361,294         1,549,988
                                                                             -----------       -----------

NET INTEREST INCOME                                                            2,557,090         2,617,611
PROVISION FOR LOAN LOSSES                                                          5,386            70,000
                                                                             -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            2,551,704         2,547,611
                                                                             -----------       -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                              27,396            71,788
   Net gain on sale of loans held for sale                                       127,095           102,758
   Service charges                                                               228,335           218,342
   Other income                                                                    5,128             4,461
                                                                             -----------       -----------
        Total noninterest income                                                 387,954           397,349
                                                                             -----------       -----------

NONINTEREST EXPENSE:
Salary and employee benefits                                                   1,129,326         1,062,869
Occupancy expense                                                                168,317           167,527
Advertising                                                                       63,734            72,544
Data processing expense                                                           85,305           103,523
Depreciation of furniture, fixtures, and equipment                               114,900            43,999
Telephone communications                                                          39,076            44,188
ATM expenses                                                                      58,480            50,511
Office supplies                                                                   23,465            36,221
Office equipment expense                                                          45,342            59,662
Other                                                                            220,602           288,250
                                                                             -----------       -----------
Total noninterest expense                                                      1,948,547         1,929,294
                                                                             -----------       -----------

INCOME BEFORE INCOME TAXES                                                       991,111         1,015,666
INCOME TAXES                                                                     350,000           364,600
                                                                             -----------       -----------
NET INCOME                                                                       641,111           651,066

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net unrealized holding losses arising during the period                      (359,053)         (157,648)
                                                                             -----------       -----------
COMPREHENSIVE INCOME                                                         $   282,058       $   493,418
                                                                             ===========       ===========
EARNINGS PER SHARE
   Basic                                                                     $       .84       $       .86
   Diluted                                                                           .80               .82

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ----------------------------
                                                                                   2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    641,111       $    651,066
Adjustments to reconcile net income to net
   cash used by operating activities:
   Valuation allowance on foreclosed real estate                                        --             20,000
   Provision for loan losses                                                         5,386             70,000
   Depreciation and amortization                                                   150,300            119,499
   Net amortization of premium/discount on investment securities                    55,599               (109)
   Deferred income tax benefit                                                     (29,000)                --
   Increase in accrued interest receivable                                         (16,354)           (65,391)
   Decrease in deferred loan fees                                                  (58,237)            (7,164)
   Decrease in accounts payable, accrued expenses,
      and other liabilities                                                     (1,090,740)           (82,439)
   Increase in other assets                                                     (5,678,906)          (446,895)
   Origination of loans held for sale                                           (5,980,350)        (6,376,035)
   Gain on sales of loans held for sale                                           (127,095)          (102,758)
   Proceeds from sale of loans held for sale                                     4,686,432          4,847,758
                                                                              ------------       ------------

          Net cash used by operating activities                                 (7,441,854)        (1,372,468)
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits with banks              (4,685,540)           727,010
   Purchase of investment securities available for sale                        (19,288,524)       (18,653,097)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                                 13,570,852         17,717,374
   Purchase of investment securities held to maturity                                   --         (1,201,212)
   Proceeds from maturities or principal payments
    of investment securities held to maturity                                      393,600            509,762
   Loans originated or acquired                                                (27,514,040)       (15,228,719)
   Principal collected on loans                                                 34,055,115         21,473,078
   Purchase of premises and equipment                                               (4,028)          (353,250)
   Proceeds from foreclosed real estate                                             10,000                 --
                                                                              ------------       ------------

       Net cash (used) provided in investing activities                         (3,462,565)         4,990,946
                                                                              ------------       ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -----------------------------
                                                                                   2003              2002
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                         $ 8,115,947       $(2,124,962)
   Proceeds from long-term borrowings                                            5,000,000                 -
   Payments of long-term borrowings                                                (95,592)                -
   Net decrease in other borrowed funds                                           (596,651)       (1,097,934)
   Exercise of stock options                                                        31,158            37,830
   Net change in unearned ESOP shares                                               92,459            61,452
   Redemption of common stock                                                     (108,593)          (28,500)
                                                                               -----------       -----------

      Net cash provided (used) by financing activities                          12,438,728        (3,152,114)
                                                                               -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                            1,534,309           466,364

CASH AND CASH EQUIVALENTS - JANUARY 1                                           10,356,932           693,439
                                                                               -----------       -----------

CASH AND CASH EQUIVALENTS - MARCH 31                                           $11,891,241       $ 1,159,803
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                                       $ 1,376,832       $ 1,670,605
                                                                               ===========       ===========
Income taxes                                                                   $   387,869       $   275,000
                                                                               ===========       ===========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2003 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the year ended December 31, 2002.

2.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                          2003        2002

                          Basic          758,954   758,760
                          Diluted        802,348   791,100


3.   STOCK OPTION AND INCENTIVE PLAN

     The Company has a stock option and incentive plan. During the three months ended March 31, 2003 and 2002, no awards under stock option plans were made and no options awards vested during these periods. For further information on the Company's stock based compensation plans see the Company's 2002 Annual Report and Report on Form 10-K dated December 31, 2002.

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

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this form, as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2002.

In the last several quarters, the national economy has recovered fitfully from a mild recession while our local economy has remained strong in relation to the national and statewide economy. Prospects for growth appear to be steady, and local employment remains strong. The Bank remains exposed to asset deterioration should the local economy experience a prolonged period of economic decline. In addition, any Federal Reserve action on interest rates may affect the Bank's financial performance.

Loan customers have reacted to lower interest rates by continuing to refinance higher rate loans. Because the Bank does not wish to keep low rate, long term, fixed rate residential first mortgages in its portfolio, these loans are than sold to third parties with the Bank retaining servicing. These transactions have led to a reduction in loan balances with a concomitant reduction in provision for loan losses, a continuing buildup of cash and short term investments, and a continued flow of income from selling these loans. Although the Bank continues to generate a high level of non-interest income, its net interest income has dropped from the same period in the prior year despite an increase in asset size. This is the result of the lower interest income earned on cash and short term investments compared to the same period in the prior year. Noninterest expense and income tax rates were comparable to the prior year.

SELECTED FINANCIAL DATA

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                   -----------------------------
                                                       2003              2002
Condensed Income Statement
Interest Income                                    $3,918,384         $4,167,599
Interest Expense                                    1,361,294          1,549,988
Net Interest Income                                 2,557,090          2,617,611
Provision for Loan Loss                                 5,386             70,000
Noninterest Income                                    387,954            397,349
Noninterest Expense                                 1,948,547          1,929,294
Income Before Income Taxes                            991,111          1,015,666
Income Taxes                                          350,000            364,600
Net Income                                            641,111            651,066


Per Common Share
Basic Earnings                                     $     0.84         $     0.86
Diluted Earnings                                         0.80               0.82
Book Value                                              35.64              34.27

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2003 totaled $641,111 ($.84 basic and $.80 diluted earnings per share) compared with a total of $651,066 ($.86 basic and $.82 diluted earnings per share) for the same period in the prior year. This decrease of $9,955 or 1.5% was caused by a decrease in net interest income which was partially offset by a decrease in the provision for loan losses.

For the three month period ended March 31, 2003, interest income declined by $249,215 or 6.0% to $3,918,384. This decline was caused by the continued decline in interest rates particularly the declines in the Prime Rate, and one, three, and five year U.S. Treasury rates. Many loan products are priced based on these rates. This decline in interest rates was partially offset by higher average asset balances.

Interest expense also decreased to $1,361,294 in the three month period ending March 31, 2003 as compared to $1,549,988 in the same period in the prior year a decrease of $188,694 or 12.2%. This decrease was a reflection of the declining interest rate environment experienced during the last year. Interest expense also declined as a result of the Bank's increase in noninterest bearing deposit accounts. The Bank's ability to cut interest expense was inhibited by the historically low rates paid on deposits prior to the current quarter. As interest rates have continued to fall on loans and investments, the Bank was unable to reduce interest expense by the same amount as interest income fell.

Provision for loan losses declined from prior year levels to $5,386 from $70,000 for the three month period ending March 31, 2003 and 2002, respectively. The decline in provision expense was caused in part, by a reduction in the size of the Bank's loan portfolio. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income decreased slightly to $387,954 for the three month period ending March 31, 2003, a decrease of $9,395 or 2.4% under the prior year total of $397,349. Loan appraisal, credit, and miscellaneous charges decreased by $44,392 to $27,396. This decrease was offset by an increase in gains from selling loans which increased to $127,095 from $102,758, an increase of $24,337 or 23.7%. Other noninterest income items were comparable from year to year.

Noninterest expense for the three month period increased by $19,253 or 1.0% to $1,948,547 from $1,929,294 in the same period for the prior year. Salary and employee benefits increased by 6.3% to $1,129,326 from $1,062,869 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased slightly from $167,527 to $168,317, an increase of .5%. Advertising declined to

$63,734 from $72,544, a decline of $8,810 or 12.1%. Advertising declined due to a reduction in certain sales efforts. Data processing expense also declined to $85,305 from a prior year total of $103,523 a decline of $18,218 or 17.6%. In 2002, certain additional expenses were incurred related to the planned systems conversion in June 2002. Depreciation of furniture fixtures and equipment increased to $114,900 from the prior year total of $43,999 an increase of $70,901 or 161.1%. This increase was due to large investments in equipment added during the prior year, mostly related to the addition of new branches and new equipment added for the 2002 system conversion. Telephone communications declined to $39,076 from $44,188 in the prior year, a decline of $5,112 or 11.6%. This decline was caused by cost control and efficiency efforts by the Bank. The provision for valuation allowances on foreclosed real estate declined from $20,000 as of March 31, 2002 to nothing in 2003 as no further increases to the valuation allowance were considered necessarry. ATM related expenses increased by $7,969 to $58,480 for the period ending March 31, 2003, an increase of 15.8% due to higher levels of activity, more ATM's, and certain price increases by ATM service providers. Office supplies expense decreased to $23,465 from the prior year amount of $36,221, a decline of $12,756 or 35.2%. This decline was caused by delays in the ordering of some types of supplies and increased activity in the prior year due to conversion preparations. Office equipment expenses also decreased to $45,342 from 2002's level of $59,662, a decrease of $14,320 or 24.0%. This decrease was caused by the retirement of certain equipment due to the systems conversion in 2002. Other expenses declined to $220,602 from $288,250 a decline of $67,648 or 23.5%. These expenses were lower based on certain cost control measures in 2003. Income taxes decreased to $350,000 or 35.3% of pretax income in the current year compared to $364,600 or 35.9% of pretax income in the prior year. The slight decrease in the tax rate was primarily attributable to an increase in certain tax exempt interest.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2003 increased by $11,630,047 to $293,803,742 from the December 31, 2002 level of $282,173,695. Cash and due from banks increased by $1,534,309, or 14.8% from December 31, 2002's total. Interest-bearing deposits with banks increased by $4,685,540 or 30.9% during the period to $19,865,391 at March 31, 2003. Investment securities, including both the available for sale and held to maturity portfolios, increased from $44,667,920 to $49,389,418 an increase of $4,721,498 or 10.6%. Increases were primarily the result of additional purchases of investments using the proceeds of loan prepayments and the conversion of certain interest bearing deposits to investments.

The Bank's loan portfolio decreased by $6,488,224 or 3.3% during the three month period ending March 31, 2003 to $190,961,058 from December 2002's total of $197,449,282. The decrease was primarily the result of large amounts of loan prepayments on the Bank's existing residential first mortgage portfolio. The Bank did increase its portfolio of commercial real estate loans in the three month period ending March 31, 2003, but these increases were smaller than the decreases in other parts of the loan portfolio. At March 31, 2003 the Bank's allowance for loan losses totals $2,319,460 or 1.20% of loan balances as compared to $2,314,074 or 1.15% of loan balances at December 31, 2002.
Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Loans held for sale increased to $2,683,680 from $1,262,667 at December 31, 2001. Additional loan information for prior years is presented in the Form 10-k for the year ended December 31, 2002:

LOAN PORTFOLIO                                                  March 31,                          December 31,
                                                                  2003                                2002
                                                   ---------------------------          ---------------------------
                                                        Amount              %                Amount             %
Real Estate Loans
  Commercial                                        $ 77,609,375         40.03%         $ 74,291,593         37.07%
  Residential first mortgage                          41,961,436         21.64%           48,975,989         24.44%
  Construction and land development                   13,670,041          7.05%           14,578,702          7.27%
  Home equity and second mortgage                     19,245,247          9.93%           19,007,265          9.48%
Commercial loans                                      36,902,643         19.03%           38,953,965         19.44%
Consumer loans                                         4,501,144          2.32%            4,623,447          2.31%
                                                    ------------        ------          ------------        ------
    Total loans                                      193,889,886        100.00%          200,430,961        100.00%
  Less:  Deferred loan fees                              609,368          0.31%              667,605          0.33%
         Allowance for loan losses                     2,319,460          1.20%            2,314,074          1.15%
                                                    ------------        ------          ------------        ------
    Loans receivable net                            $190,961,058                        $197,449,282
                                                    ------------                        ------------

LOAN LOSS ALLOWANCE
                                                   3 Months Ended                      3 Months Ended
                                                   March 31, 2003                      March 31, 2002
                                                   --------------                      --------------
Beginning Balance                                    $ 2,314,074                         $ 2,281,581
Charge Offs                                                   --                             (24,922)
Recoveries                                                    --                                 600
                                                     -----------                         -----------
Net Charge offs                                               --                             (24,322)
Additions charged to operations                            5,386                              70,000
                                                     -----------                         -----------
Balance at end of period                             $ 2,319,460                         $ 2,327,259
                                                     ===========                         ===========

Ratio of net charge-offs during the period to
loans                                                      0.00%                               0.01%
                                                           ====                                ====

                                                          Balances as of         Balances as of
                                                          March 31, 2003        December 31, 2002
Restructured Loans                                          $      --               $      --
                                                            ---------               ---------

Accruing loans which are contracturally
past due 90 days or more:                                   $ 573,207               $ 596,579
                                                            ---------               ---------
Loans accounted for on a nonaccrual basis                   $      --               $      --
                                                            ---------               ---------

Total non- performing loans                                 $ 573,207               $ 596,579

Non -performing loans to total loans                            0.30%                   0.30%
                                                                ====                    ====
Allowance for loan losses to non performing loans             404.65%                 387.76%
                                                              ======                  ======

Premises and equipment decreased due to depreciation in the current quarter. Foreclosed real estate declined to $706,014 at March 31, 2003 from $716,014 at December 31, 2002 due to partial settlement of one property. Other assets increased to $8,921,260 from $3,025,431 at December 31, 2002. This increase was primarily the result of the Bank investing $5,000,000 in certain life insurance instruments which will provide supplemental benefits to certain key executives and provide additional interest income to the Bank.

Liabilities

Deposit balances increased by $8,115,947 or 4.0% for the three months ended March 31, 2003. This increase was primarily in interest bearing deposits. Management believes that ongoing stock market volatility has made bank deposits more attractive to the general public. Short term borrowings remain at very low levels, $155,647. Long term debt increased to $53,074,408 at March 31 2003 from $48,170,000 at December 31, 2002. Management has increased long term borrowing because additional long term borrowing would help to stabilize interest expense if interest rates were to increase dramatically. Other liabilities decreased to $2,262,780 at March 31, 2003 from $3,353,520 at December 31, 2002, a decrease of
32.5%.

Stockholders' Equity

Stockholders' equity increased $297,083 or 1.11% to $27,169,848 at March 31, 2003 compared to $26,872,765 at December 31, 2002. This reflects the net income of $641,111 for the three month period partially offset by the $359,053 decline in accumulated other comprehensive income. Other changes in equity occurred as a result of using $108,593 to purchase shares in the open market and retire them, the exercise of stock options of $31,158, and activity related to the ESOP shares of $92,459. Book value on a per share basis, $35.64 at March 31, 2003, as compared to $35.37 at December 31, 2002, reflects a .8% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

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

The Bank may borrow up to 45% of consolidated Bank assets on a line available from the FHLB. As of March 31,2003 , the maximum available under this line would be $132 million, while current outstanding advances totaled $53 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.


REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2003, the Bank's tangible, leverage and risk-based capital ratios were 9.08%, 9.08% and 13.11%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning of income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting : (1) SFAS 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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




                                       Tri-County Financial Corporation:



Date:May 15, 2003                      By:/s/ Michael L. Middleton
                                          -------------------------------------
                                          Michael L. Middleton, President
                                          and Chairman of the Board





Date:May 15, 2003                      By:/s/ William J. Pasenelli
                                          -------------------------------------
                                          William J. Pasenelli, Executive
                                          Vice President and Chief
                                          Financial Officer

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

Date: May 15, 2003


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

Date: May 15, 2003



                            /s/ William J. Pasenelli
                            ----------------------------------------------------
                            William J. Pasenelli
                            Executive Vice President and Chief Financial Officer