Form 10-Q
period 2003-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2003-08-13
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)
( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ________


                         Commission File Number 0-18279
                         ------------------------------


                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                              52-1652138
--------                                                              ----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3035 Leonardtown Road, Waldorf, Maryland                                  20601
----------------------------------------                                  -----
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

     Indicate by checkmark  whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of July 31, 2003 registrant had outstanding 756,636 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q
INDEX
-----



PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2003
       and December 31, 2002                                                   3

     Consolidated Statements of Income and Comprehensive Income -
       Three and Six Months Ended June 30, 2003 and 2002                       4

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2003 and 2002                                        5 - 6

     Notes to Consolidated Financial Statements                                7

Item 2- Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            9-13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk            15

Item 4 - Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    15

Item 2 - Changes in Securities and Use of Proceeds                            15

Item 3 - Default Upon Senior Securities                                       15

Item 4 - Submission of Matters to a Vote of Security Holders                  15

Item 5 - Other Information                                                    15

Item 6 - Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                   ASSETS
                                                                            June 30, 2003   December 31, 2002
Cash and due from banks                                                    $   6,157,579    $  10,356,932
Interest-bearing deposits with banks                                           8,419,298       15,179,851
Investment securities available for sale - at fair value                      67,456,170       41,826,113
Investment securities held to maturity - at amortized cost                     3,190,309        2,841,807
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost             3,127,650        2,736,750
Loans held for sale                                                            1,658,000        1,262,667
Loans receivable - net of allowance for loan losses
  of $2,377,707 and $2,314,074, respectively                                 195,239,291      197,449,282
Premises and equipment, net                                                    5,539,348        5,736,395
Foreclosed real estate                                                           706,014          716,014
Accrued interest receivable                                                    1,148,681        1,042,453
Other assets                                                                   8,550,133        3,025,431
                                                                           -------------    -------------

Total assets                                                               $ 301,192,473    $ 282,173,695
                                                                           =============    =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                               $  30,507,800    $  33,045,310
Interest-bearing deposits                                                    182,732,778      169,979,802
                                                                           -------------    -------------
Total deposits                                                               213,240,578      203,025,112
Short-term borrowings                                                          5,919,120          752,298
Long-term debt                                                                53,066,740       48,170,000
Accrued expenses and other liabilities                                         2,000,253        3,353,520
                                                                           -------------    -------------

Total liabilities                                                            274,226,691      255,300,930
                                                                           -------------    -------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued - 752,054 and 759,778 shares, respectively                                  7,521            7,598
Additional Paid in Capital                                                     7,787,567        7,716,906
Retained earnings                                                             19,035,399       18,817,615
Accumulated other comprehensive income                                           245,438          493,691
Unearned ESOP shares                                                            (110,143)        (163,045)
                                                                           -------------    -------------

Total stockholders' equity                                                    26,965,782       26,872,765
                                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 301,192,473    $ 282,173,695
                                                                           =============    =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                             -------------------------    --------------------------
                                                                 2003         2002            2003          2002
INTEREST INCOME:
   Interest and fees on loans                                $ 3,303,851   $ 3,577,700    $ 6,654,825    $ 7,067,360
   Taxable interest and dividends on investment securities       604,401       603,868      1,135,174      1,258,565
   Interest on bank deposits                                      15,544        25,578         52,181         48,820
                                                             -----------   -----------    -----------    -----------
        Total interest income                                  3,923,796     4,207,146      7,842,180      8,374,745
                                                             -----------   -----------    -----------    -----------

INTEREST EXPENSE:
   Interest on deposits                                          722,708       865,181      1,470,135      1,774,904
   Interest on long-term debt                                    655,555       630,618      1,268,656      1,270,883
   Interest on other borrowings                                      481            --          1,247             --
                                                             -----------   -----------    -----------    -----------
        Total interest expense                                 1,378,744     1,495,799      2,740,038      3,045,787
                                                             -----------   -----------    -----------    -----------

NET INTEREST INCOME                                            2,545,052     2,711,347      5,102,142      5,328,958
PROVISION FOR LOAN LOSSES                                        108,941        30,000        114,327        100,000
                                                             -----------   -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            2,436,111     2,681,347      4,987,815      5,228,958
                                                             -----------   -----------    -----------    -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges             102,583        16,560        129,979         88,348
   Net gain on sale of loans held for sale                       237,595       105,224        364,690        207,982
   Service charges                                               110,489       267,027        338,824        485,369
   Other income                                                    3,126         9,248          8,254         13,709
                                                             -----------   -----------    -----------    -----------
        Total noninterest income                                 453,793       398,059        841,747        795,408
                                                             -----------   -----------    -----------    -----------

NONINTEREST EXPENSE:
     Salary and employee benefits                              1,095,727     1,035,309      2,225,053      2,098,178
     Occupancy expense                                           203,530       224,141        371,847        391,668
     Advertising                                                  71,192        90,422        134,926        162,966
     Data processing expense                                     108,728       234,933        194,033        338,456
     Depreciation of furniture, fixtures, and equipment          114,839       177,197        229,739        221,196
     Telephone communications                                     63,656       149,192        102,732        193,350
     ATM expenses                                                 67,989        73,127        126,469        123,638
     Office supplies                                              52,373        58,150         75,838         94,371
     Valuation allowance on foreclosed real estate                    --     1,044,070             --      1,044,070
     Office equipment expense                                     34,631        64,882         79,973        124,544
     Other                                                       312,829       305,639        533,431        593,919
                                                             -----------   -----------    -----------    -----------
       Total noninterest expense                               2,125,494     3,457,062      4,074,041      5,386,356
                                                             -----------   -----------    -----------    -----------


INCOME (LOSS) BEFORE INCOME TAXES                                764,410      (377,656)     1,755,521        638,010
INCOME TAX EXPENSE (BENEFIT)                                     255,215      (134,600)       605,215        230,000
                                                             -----------   -----------    -----------    -----------
NET INCOME (LOSS)                                                509,195      (243,056)     1,150,306        408,010

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Net unrealized holding gains (losses) arising
        during the period                                        110,800       135,220       (248,253)       (22,428)
                                                             -----------   -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                                  $   619,995   $  (107,836)   $   902,053    $   385,582
                                                             ===========   ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE
   Basic                                                     $      0.68   $     (0.32)   $      1.53    $      0.54
   Diluted                                                          0.65         (0.32)          1.45           0.51

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------
                                                                           2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  1,150,306    $    408,010
Adjustments to reconcile net income to net
 cash used by operating activities:
  Valuation allowance on foreclosed real estate                                   --       1,044,070
  Provision for loan losses                                                  114,327         100,000
  Depreciation and amortization                                              300,600         246,092
  Loss on disposal of obsolete equipment                                          --          65,104
  Net amortization of premium/discount on investment securities              379,458           7,401
  Deferred income tax benefit                                                (29,000)        (90,000)
  Increase in accrued interest receivable                                   (106,228)       (129,818)
  (Increase) decrease in deferred loan fees                                  (20,485)         16,173
  Decrease in accounts payable, accrued expenses, and other liabilities   (1,353,267)        434,579
  Decrease (Increase) in other assets                                        345,004      (1,099,337)
  Origination of loans held for sale                                     (11,008,750)     (9,908,946)
  Gain on sales of loans held for sale                                      (364,690)       (207,982)
  Gain on disposal of premises and equipment                                      --          (4,458)
  Proceeds from sale of loans held for sale                               10,978,107       8,485,893
                                                                        ------------    ------------

          Net cash used by operating activities                              385,382        (633,219)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits with banks          6,760,553        (612,007)
  Purchase of investment securities available for sale                   (63,958,171)    (26,341,167)
  Proceeds from sale, redemption or principal payments
   of investment securities available for sale                            37,559,698      24,565,938
  Purchase of investment securities held to maturity                      (1,188,207)     (1,201,212)
  Proceeds from maturities or principal payments
   of investment securities held to maturity                                 839,705         839,091
  Net purchase of FHLB and FRB stock                                        (390,900)             --
  Loans originated or acquired                                           (76,227,936)    (42,594,970)
  Principal collected on loans                                            78,344,085      42,829,415
  Proceeds from disposal of premises and equipment                                --          13,000
  Purchase of Bank owned life insurance policies                          (5,700,000)
  Purchase of premises and equipment                                        (103,553)     (1,023,999)
  Proceeds from foreclosed real estate                                        10,000         309,046
                                                                        ------------    ------------

       Net cash used in investing activities                             (24,054,726)     (3,216,865)
                                                                        ------------    ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Continued)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                         2003             2002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                $ 10,215,466    $ 10,469,086
  Proceeds from long-term borrowings                    5,000,000              --
  Payments of long-term borrowings                       (103,260)     (1,400,000)
  Net decrease in other borrowed funds                  5,166,822      (1,117,424)
  Exercise of stock options                                31,158          39,629
  Net change in unearned ESOP shares                       92,459          61,452
  Dividends paid                                         (422,361)       (385,129)
  Redemption of common stock                             (510,293)        (48,327)
                                                     ------------    ------------

      Net cash provided by financing activities        19,469,991       7,619,287
                                                     ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                  (4,199,353)      3,769,203

CASH AND CASH EQUIVALENTS - JANUARY 1                  10,356,932         693,439
                                                     ------------    ------------

CASH AND CASH EQUIVALENTS - JUNE 30                  $  6,157,579    $  4,462,642
                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                             $  2,721,647    $  3,241,936
                                                     ============    ============
Income taxes                                         $  1,130,369    $  1,040,000
                                                     ============    ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2003 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the year ended December 31, 2002.

2.   NATURE OF BUSINESS

     The Company, through its bank subsidiary, provides domestic financial services primarily in southern Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3.   INCOME TAXES

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

4.   EARNINGS PER SHARE

     Earnings  per  common  share are  computed  by  dividing  net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2003 there were 7,916 shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

5.   STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the six months ended June 30, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the six months ended June 30.

                                             2003          2002
                                             ----          ----
Net Income as reported                    $1,150,306   $  408,010

Less pro forma stock based compensation
 expense determined under the fair value
 method , net of related tax effects         173,261      109,390
                                          ----------   ----------
Pro forma net income                      $  977,045   $  298,620
                                          ==========   ==========

Net income  per share
 Basic - as reported                      $     1.53   $     0.54
 Basic - pro forma                        $     1.30   $     0.39
 Diluted - as reported                    $     1.45   $     0.51
 Diluted  - pro forma                     $     1.23   $     0.38


6.   EARNINGS PER SHARE

     Basic  and  diluted  earnings  per  share,  have  been  computed  based  on
     weighted-average   common  and  common  equivalent  shares  outstanding  as
     follows:

                   THREE MONTHS ENDED            SIX MONTHS ENDED
                        JUNE 30,                     JUNE 30,
                   ------------------          -------------------
                    2003        2002            2003         2002

Basic              745,267     762,721         752,690     760,760
Diluted            786,774     762,721         795,236     792,699

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

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank's percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has also declined. Management believes that these changes will enhance the Bank's overall long-term financial performance.

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's assessment of economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this form and in the section titled "Critical Accounting Policies," as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2002.

During the second quarter of 2002, the Bank recorded a valuation allowance on certain foreclosed real estate. In addition the Bank incurred certain expenses related to its core data system conversion during the same period. These expenses did not recur in 2003,which had the effect of decreasing noninterest expense in the current year when compared to the same period in 2002.

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

Residential first mortgage loan customers have reacted to lower interest rates by continuing to refinance higher rate loans. Because the Bank does not wish to keep low rate, long term, fixed rate residential first mortgages in its portfolio, these loans are then sold to third parties with the Bank retaining servicing. These transactions have led to a reduction in residential first mortgage loan balances. The Bank continues to generate a high level of noninterest income from these transactions. Other types of loans particularly commercial real estate and commercial lines of credit have increased. The Bank continues to generate a high level of non-interest income from the sale of loans.

Although the Bank's net interest income had grown for several quarters due to increased assets and an increase in net interest margin, in the past quarter the Bank's net interest margin narrowed. This was caused by continuing decreases in short term interest rates. These decreases in short term rates were reflected in the Bank's interest rates on loans, however, because cost of funds has already approached a historical low point, the Bank was unable to reduce its cost of funds by an equal amount resulting in a lower net interest income. Income tax rates were comparable to the prior year.

It is anticipated that any further reductions in interest rates will have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

SELECTED FINANCIAL DATA

                                     SIX MONTHS ENDED
                                         JUNE 30,
                                 ------------------------
                                     2003         2002

Condensed Income Statement
Interest Income                  $7,842,180   $8,374,745
Interest Expense                  2,740,038    3,045,787
Net Interest Income               5,102,142    5,328,958
Provision for Loan Loss             114,327      100,000
Noninterest Income                  841,747      795,408
Noninterest Expense               4,074,041    5,386,356
Income Before Income Taxes        1,755,521      638,010
Income Taxes                        605,215      230,000
Net Income                        1,150,306      408,010


Per Common Share
Basic Earnings                   $     1.53   $     0.54
Diluted Earnings                       1.45         0.51
Book Value                            35.86        33.62

RESULTS OF OPERATIONS

Net income for the six month period ended June 30, 2003 totaled $1,150,306 ($1.53 basic and $1.45 diluted earnings per share) compared with a total of $408,010 ($.54 basic and $.51 diluted earnings per share) for the same period in the prior year. This increase of $742,296 or 181.9% was caused primarily by the reduction in noninterest expense and increases in noninterest income, these positive changes were partially offset by the decrease in net interest income and an increase in provision for loan losses.

For the six month period ended June 30, 2003, interest income declined by $532,565 or 6.4% to $7,842,180. This decline was caused by the continued decline in interest rates particularly the declines in the Prime Rate, and one, three, and five year U.S. Treasury rates. Many loan products are priced based on these rates. This decline in interest rates was partially offset by higher average asset balances.

Interest expense also decreased to $2,740,038 in the six month period ending June 30, 2003 as compared to $3,045,787 in the same period in the prior year a decrease of $305,749 or 10.0%. This decrease was a reflection of the declining interest rate environment experienced during the last year. Interest expense also declined as a result of the Bank's increase in the average balances of noninterest bearing deposit accounts in the current period compared to the prior year. The Bank's ability to cut interest expense was inhibited by the historically low rates paid on deposits prior to the current quarter. As interest rates have continued to fall on loans and investments, the Bank was unable to reduce interest expense by the same amount as interest income fell.

Provision for loan losses increased from prior year levels to $114,327 from $100,000 for the six month period ending June 30, 2003 and 2002, respectively. The increase in provision expense was caused by a continuing concentration of the Bank's loan portfolio in commercial loan categories that have higher levels of risk than residential mortgages, which more than offset a slight decline in total loan balances. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $841,747 for the six month period ending June 30, 2003, an increase of $46,339 or 5.8% over the prior year total of $795,408. Loan appraisal, credit, and miscellaneous charges increased by $41,631 to $129,979. Net gain on sale of loans also increased to $364,690 from the prior year total of $207,982, an increase of $156,708 or 75.4%. These increases were caused by the high volume of loan originations, caused by lower mortgage interest rates. Income from service charges declined from the prior year to $338,824 from the prior year total of $485,369 a decline of $146,545 or 30.2%. This decline was caused by a write off of certain originated mortgage servicing rights and by an increased rate of amortization of these rights in the current year. The write off and higher rate of amortization were the result of the effect of lower mortgage loan interest rates on our originated mortgage servicing right ("OMSR") balances. The lower rates had the effect of shortening the projected lives of the servicing assets, reducing their fair value. This reduction in fair value was recognized through a $95,000 reduction in OMSR balances and a corresponding reduction in mortgage servicing income. In addition average lives for all OMSR's were reduced resulting in higher amortization expense related to these rights. The higher amortization is reflected in a lower servicing income. Other noninterest income was comparable from year to year.

Noninterest expense for the six month period decreased by $1,312,315 or 24.4% to $4,074,041 from $5,386,356 in the same period for the prior year. Salary and employee benefits expense increased by 6.1% or 126,875, to $2,225,053 from $2,098,178 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense decreased slightly from $391,668, to $371,847, a decrease of 5.1% attributable to certain nonrecurring expenses in 2002. Advertising declined to $134,926 from $162,966, a decline of $28,040 or 17.2%. Advertising declined due to a reduction in certain sales efforts in anticipation of being increased in the third and fourth quarters. Data processing expense also declined to $194,033 from a prior year total of $338,456 a decline of $144,423 or 42.7%. In 2002, additional expenses were incurred related to the systems conversion in May 2002. Depreciation of furniture fixtures and equipment increased to $229,739 from the prior year total of $221,196 an increase of $8,543 or 3.9%. This increase was due to large investments in equipment added during the prior year, mostly related to the addition of new branches and new equipment added for the 2002 system conversion. Telephone communications expense declined to $102,732 from $193,380 in the prior year, a decline of $90,648 or 46.9%. In 2002, extensive testing of the systems for conversion required the use of phone lines increasing costs. Also in 2003 cost control and efficiency efforts by the Bank helped to reduce costs. Office supplies expense decreased to $75,838 from the prior year amount of $94,371, a decline of $18,533 or 19.6%. This decline was caused by additional supplies expenses incurred in 2002 related to the systems conversion. The provision for valuation allowances on foreclosed real estate declined from $1,044,070 as of June 30, 2003 to zero in 2003 as no further increases to the valuation allowance were necessary. ATM related expenses increased by $2,831 to $126,469 for the period ending June 30, 2003, an increase of 2.3% due to higher levels of activity and additional offsite machines. Office equipment expenses decreased to $79,973 from 2002's level of $124,544, a decrease of $44,571 or 35.8%. This decrease was caused by the retirement of certain equipment due to the systems conversion in 2002. Other expenses declined to $533,431 from $593,919 a decline of $60,488 or 10.2%. These expenses were lower based on certain cost control measures in 2003. Income taxes increased to $605,215 or 34.5% of pretax income in the current year compared to $230,000 or 42.7% of pretax income in the prior year. The decrease in the tax rate was primarily attributable to an increase in certain tax exempt interest.

RESULTS OF OPERATIONS - SECOND QUARTER

The Company recorded net income for the second quarter of 2003 of $509,195 compared to a net loss for the same period in 2003 of $243,656. The increase was the result of the factors noted above especially the provision for valuation allowance in the prior year as well as certain data processing conversion costs in the prior year. In addition, noninterest income increased to $453,793 in 2003 an increase of $55,734 or 14.0% from the prior year total of $398,059. These items were partially offset by a decrease in net interest income to $2,545,052 in 2003, from $2,711,347, a decrease of $245,236 or 9.2%, and an increase in provision for loan losses to $108,941 from $30,000 an increase of 263.1%.

Net interest income declined by 6.1% to $2,545,052 in 2003 from $2,711,347 as a result of the continued decline in interest rates noted above. The provision for loan losses increased by 263.1% to $108,941 in 2003 from $30,000 in 2002 primarily because of the continued concentration of lending in higher credit risk products. Loan appraisal, credit and miscellaneous charges and net gain on sale of loans held for sale increased by 519.5% and 125.8%, to $102,583 and $237,595 respectively as a result of the lower interest rate environment noted earlier. Service charges declined to $110,489 from $267,027, a decline of $156,538 or 58.6%, as a result of the write off and higher amortization related to the lower interest rates and shorter lives of the servicing assets as noted above. Other income amounts were comparable.

Salary and employee expense increased to $1,095,727 from $1,035,309, an increase of $60,418 or 5.8% due to an increased average salary per employee and a slightly higher number of employees. Occupancy expense declined by $20,611 to $203,530 from the prior year's total of $224,141 a decline of 9.2% due to the nonrecurring costs of 2002 noted above. Advertising expenses also declined by $19,230 or 21.3% to $71,192, this decline was the result of delaying certain advertising expenses in 2003. Data processing expense decreased to $108,728, a decrease of $126,205 or 53.7% over the prior year total of $234,933. This decrease reflects conversion and other expenses in the prior year. Depreciation of furniture, fixtures and equipment also declined as many equipment items were written off in the prior year. These expenses decreased by $63,358 or 35.2%. Telephone communications also decreased to $63,656 or by 57.3% under the prior year total of $149,192 due to expenses in testing and installing the core data system in 2002. ATM expenses decreased by $5,138 or 7.0% to $67,989 in the current year due changes in ATM operations. Office supplies expense decreased to $52,331 from $58,150 a decrease of $5,777 or 9.9% as prior year expenses were increased by the need to change some supplies prior to conversion. As noted above, in 2002 the Bank established a valuation allowance on foreclosed real estate, no provision for this allowance was recorded in 2003. Office equipment expense was similarly reduced by the absence of conversion related items in 2003. Other expense amounts were comparable.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2003 increased by $19,018,778 to $301,192,473 from the December 31, 2002 level of $282,173,695. Cash and due from banks decreased by $4,199,353, or 40.6% from December 31, 2002's total.

Interest-bearing deposits with banks decreased by $6,760,553 or 44.5% during the period to $8,419,298 at June 30, 2003. Investment securities, including both the available for sale and held to maturity portfolios, increased from $44,667,920 to $70,646,479 an increase of $25,978,559 or 58.2%. Increases were primarily the result of additional purchases of investments using the proceeds of loan prepayments, additional short and long term borrowings, and the conversion of interest bearing deposits to investments.

Loans held for sale increased to $1,658,000 from $1,262,667 at December 31, 2001. Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2002. The Bank's loan portfolio decreased by $2,209,991 or 1.1% during the six month period ending June 30, 2003 to $195,239,291 from December 2002's total of $197,449,282. The decrease was primarily the result of large amounts of loan prepayments on the Bank's existing residential first mortgage portfolio. The Bank did increase its portfolio of commercial real estate loans in the six month period ending June 30, 2003, but these increases were smaller than the decreases in other parts of the loan portfolio. At June 30, 2003 the Bank's allowance for loan losses totals $2,377,707 or 1.19% of loan balances as compared to $2,314,074 or 1.15% of loan balances at December 31, 2002. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Premises and equipment decreased due to depreciation in the current quarter. Foreclosed real estate declined to $706,014 at June 30, 2003 from $716,014 at December 31, 2002 due to partial settlement of one property. Other assets increased to $8,550,133 from $3,025,431 at December 31, 2002. This increase was primarily the result of the Bank investing $5,000,000 in certain life insurance instruments which will provide supplemental benefits to certain key executives and provide additional interest income to the Bank.

Liabilities

Deposit balances increased by $10,215,466 or 5.0% for the six months ended June 30, 2003. This increase was primarily in interest bearing deposits. Management believes that ongoing stock market volatility has made bank deposits more attractive to the general public. Short term borrowings increased to $5,919,120, an increase of $5,166,822, while long term borrowings increased by $4,896,740. Proceeds of these borrowings were used to purchase investment securities.

Stockholders' Equity

Stockholders' equity increased $93,017 or .35% to $26,965,782 at June 30, 2003 compared to $26,872,765 at December 31, 2002. This reflects the net income of $1,150,305 for the six month period partially offset by the $248,253 decline in accumulated other comprehensive income, and $422,361 in cash dividends. Other changes in equity occurred as a result of using $510,293 for the purchase and retirement of shares, the exercise of stock options of $31,158, and activity related to the ESOP shares of $92,459. Book value on a per share basis, $35.86 at June 30, 2003, as compared to $35.37 at December 31, 2002, reflects a .8% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

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

The Bank may borrow up to 45% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2003, the maximum available under this line would be $136 million, while current outstanding advances totaled $53 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.


REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2003, the Bank's tangible, leverage and risk-based capital ratios were 8.49%, 8.48% and 12.84%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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

ITEM 3 Quantitative and qualitative Disclosure about Market Risk

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, the Company held its Annual Meeting of Shareholders. The only matter voted on was the election of two directors. Set forth below are the results of the voting in the election of directors.

  Nominee                          For                             Against
  -------                          ---                             -------
  Herbert N. Redmond             504,046                           27,704
  Joseph Slater                  524,761                            6,989

There were no broker non-votes. The terms of directors Michael L. Middleton, C. Marie Brown, Louis P. Jenkins, Jr. and H. Beaman Smith continued after the meeting.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits- The following exhibits are being filed with this Form 10-Q
   Exhibit 31  Certifications pursuant to Rule 13a-14(a) of the
                  Exchange Act
   Exhibit 32  Certifications pursuant to Section 1350

B. During the quarter for which this Form 10-Q is being filed, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRI-COUNTY FINANCIAL CORPORATION:



Date:  August 12, 2003                  By:/s/ Michael L. Middleton
                                           -------------------------------------
                                           Michael L. Middleton, President
                                           and Chairman of the Board





Date:  August 12, 2003                 By: /s/ William J. Pasenelli
                                           -------------------------------------
                                           William J. Pasenelli, Executive
                                           Vice President and Chief
                                           Financial Officer