Form 10-Q
period 2003-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2003-11-12
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            -----------    ------------

                         Commission File Number 0-18279
                        --------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes No x --- ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of October 10, 2003 registrant had outstanding 756,460 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q
INDEX
-----


PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

   Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2003
       (Unaudited) and December 31, 2002                                 3

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 2003
       (Unaudited) and 2002                                              4-5

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 2003
       (Unaudited) and 2002 (Unaudited)                                  6-7

     Notes to Consolidated Financial Statements                          8-10

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10-17

Item 3 - Quantitative and Qualitative Disclosure about Market Risk       18

Item 4 - Controls and Procedures                                         18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                               19
Item 2 - Change in Securities and Use of Proceeds                        19
Item 3 - Default upon Senior Securities                                  19
Item 4 - Submission of Matters to a Vote of Security Holders             19
Item 5 - Other Information                                               19
Item 6 - Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                               20

ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                  ASSETS
                                                                     September 30, 2003           December 31, 2002

Cash and due from banks                                              $     11,213,506             $   10,356,932
Interest-bearing deposits with banks                                        6,646,826                 15,179,851
Investment securities available for sale - at fair value                   45,420,912                 41,826,113
Investment securities held to maturity - at amortized cost                 45,929,159                  2,841,807
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost          4,602,250                  2,736,750
Loans held for sale                                                           616,250                  1,262,667
Loans receivable - net of allowance for loan losses
of $2,408,910 and $2,314,074, respectively                                206,123,174                197,449,282
Premises and equipment, net                                                 5,498,501                  5,736,395
Foreclosed real estate                                                        706,764                    716,014
Accrued interest receivable                                                 1,325,120                  1,042,453
Bank owned life insurance                                                   5,847,696                         --
Other assets                                                                9,074,507                  3,025,431
                                                                      ---------------              -------------
Total assets                                                          $   337,156,969              $ 282,173,695
                                                                      ===============              =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                          $    29,754,430              $  33,045,310
Interest-bearing deposits                                                 187,427,155                169,979,802
                                                                      ---------------              -------------
Total deposits                                                            217,181,585                203,025,112
Short-term borrowings                                                      27,671,430                    752,298
Long-term debt                                                             63,058,996                 48,170,000
Accrued expenses and other liabilities                                      2,162,065                  3,353,520
                                                                      ---------------              -------------
Total liabilities                                                         310,074,076                255,300,930
                                                                      ---------------              -------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
 issued - 752,240 and 759,778 shares, respectively                              7,522                      7,598
Additional paid in capital                                                  7,810,776                  7,716,906
Retained earnings                                                          19,604,356                 18,817,615
Accumulated other comprehensive (loss) income                                (229,618)                   493,691
Unearned ESOP shares                                                         (110,143)                  (163,045)
                                                                      ---------------              -------------
Total stockholders' equity                                                 27,082,893                 26,872,765
                                                                      ---------------              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   337,156,969              $ 282,173,695
                                                                      ===============              =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                           -----------------------          ----------------------
                                                             2003          2002             2003            2002
INTEREST INCOME:
   Interest and fees on loans                              $3,361,521    $3,604,299      $10,016,346    $10,671,659
   Taxable interest and dividends on
    investment securities                                     843,200       662,707        1,978,374      1,921,272
   Interest on bank deposits                                    5,903        14,928           58,084         63,748
                                                           ----------    ----------      -----------    -----------
        Total interest income                               4,210,624     4,281,934       12,052,804     12,656,679
                                                           ----------    ----------      -----------    -----------

INTEREST EXPENSE:
   Interest on deposits                                       696,914       865,583        2,167,049      2,640,487
   Interest on long term debt                                 725,273       617,390        1,993,929      1,884,127
   Interest on short term debt and
    other borrowings                                            9,637         1,403           10,884          5,549
                                                           ----------    ----------      -----------    -----------
        Total interest expense                              1,431,824     1,484,376        4,171,862      4,530,163
                                                           ----------    ----------      -----------    -----------

NET INTEREST INCOME                                         2,778,800     2,797,558        7,880,942      8,126,516
PROVISION FOR LOAN LOSSES                                      31,013        30,000          145,340        130,000
                                                           ----------    ----------      -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                                2,747,787     2,767,558        7,735,602      7,996,516
                                                           ----------    ----------      -----------    -----------

NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges           76,151        57,921          206,130        146,269
   Net gain on sale of loans held for sale                    135,036        81,557          499,726        289,539
   Service charges                                            120,756       242,534          459,580        727,903
   Other income                                                   819         4,901            9,073         18,610
                                                           ----------    ----------      -----------    -----------

        Total noninterest income                              332,762       386,913        1,174,509      1,182,321
                                                           ----------    ----------      -----------    -----------

NONINTEREST EXPENSE:
  Salary and employee benefits                              1,305,584     1,031,744        3,530,637      3,129,922
  Occupancy expense                                           175,459       200,914          547,306        592,582
  Advertising                                                  89,140        91,675          224,066        254,641
  Loss on disposal of obsolete equipment                           --            --               --         65,104
  Data processing expense                                     103,042        94,102          297,075        432,558
  Depreciation of furniture, fixtures, and equipment          132,022        58,380          361,761        279,576
  Telephone communications                                     33,407        74,794          136,139        268,174
  ATM expenses                                                 71,153        51,686          197,622        123,638
  Office supplies                                              28,582        32,572          104,420        136,292
  Valuation allowance on foreclosed real estate                    --            --               --      1,044,070
  Office equipment expense                                     29,629        34,537          109,602        114,510
  Other expenses                                              222,146       363,342          755,577        979,035
                                                           ----------    ----------      -----------    -----------
      Total noninterest expense                             2,190,164     2,033,746        6,264,205      7,420,102
                                                           ----------    ----------      -----------    -----------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONTINUED)


INCOME BEFORE INCOME TAXES                                    890,385     1,120,725       2,645,906       1,758,735
INCOME TAX EXPENSE                                            293,550       391,000         898,765         621,000
                                                           ----------    ----------      ----------     -----------
NET INCOME                                                    596,835       729,725       1,747,141       1,137,735

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Net unrealized holding gains (losses) arising
   during the period                                         (475,055)      (10,628)       (723,309)        (33,056)
                                                           ----------    ----------      ----------     -----------
COMPREHENSIVE INCOME                                       $  121,780    $  719,097      $1,023,832     $ 1,104,679
                                                           ==========    ==========      ==========     ===========

EARNINGS PER SHARE
   Basic                                                   $     0.79    $     0.96      $     2.32     $      1.49
   Diluted                                                       0.75          0.91            2.20            1.41

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                        -----------------------------------
                                                                                2003                 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 1,747,141            $  1,137,735
Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
  Valuation allowance on foreclosed real estate                                 --               1,044,070
  Provision for loan losses                                                145,340                 130,000
  Depreciation and amortization                                            474,900                 339,392
  Loss on disposal of obsolete equipment                                        --                  65,104
  Net amortization of premium/discount on investment securities            367,646                  21,869
  Deferred income tax benefit                                              (29,000)               (477,000)
  Increase in accrued interest receivable                                 (282,667)                (82,492)
  Increase in deferred loan fees                                           (43,588)                (41,248)
  Increase in accounts payable, accrued expenses, and other
   liabilities                                                          (1,191,455)              1,856,145
  Decrease (Increase) in other assets                                      213,052              (1,220,565)
  Gain on disposal of premises and equipment                                    --                  (4,458)
  Origination of loans held for sale                                   (16,246,950)            (13,860,196)
  Gain on sales of loans held for sale                                    (499,725)               (289,540)
  Proceeds from sale of loans held for sale                             17,393,092              12,518,971
                                                                      ------------            ------------
            Net cash provided by operating activities                    2,047,786               1,137,787
                                                                      ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with banks                   8,533,025               4,619,965
  Purchase of investment securities available for sale                 (63,963,745)            (43,041,197)
  Proceeds from sale, redemption or principal payments
    of investment securities available for sale                         58,892,560              36,394,570
  Purchase of investment securities held to maturity                   (45,833,440)             (1,201,212)
  Proceeds from maturities or principal payments
    of investment securities held to maturity                            2,746,088               1,201,946
  Net purchase of FHLB and FRB stock                                    (1,865,500)                     --
  Loans originated or acquired                                        (132,967,284)            (67,672,186)
  Principal collected on loans                                         124,191,640              66,716,172
  Proceeds from disposal of premises and equipment                              --                  13,000
  Purchase of bank owned life insurance policies                        (5,847,696)                     --
  Purchase of foreclosed real estate                                            --                 (29,562)
  Purchase of premises and equipment                                      (237,006)             (1,142,287)
  Proceeds from foreclosed real estate                                       9,250                 309,046
                                                                     -------------            ------------

         Net cash used in investing activities                         (56,342,108)             (3,831,745)
                                                                     -------------            ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(CONTINUED)

                                                                            NINE MONTHS ENDED
                                                                                SEPTEMBER
                                                                                   30,
                                                                ---------------------------------------
                                                                     2003                      2002
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      $14,156,473                 $9,262,695
  Proceeds from long-term borrowings                             15,000,000                         --
  Payments of long-term borrowings                                 (111,004)                (1,400,000)
  Net increase (decrease) in other borrowed funds                26,919,132                 (1,078,569)
  Exercise of stock options                                          54,375                    141,906
  Net change in unearned ESOP shares                                 92,459                     47,999
  Dividends paid                                                   (422,361)                  (385,129)
  Redemption of common stock                                       (538,178)                  (280,090)
                                                                -----------                 ----------

        Net cash provided by financing activities                55,150,896                  6,308,812
                                                                -----------                 ----------

INCREASE IN CASH AND CASH EQUIVALENTS                               856,574                  3,614,854

CASH AND CASH EQUIVALENTS - JANUARY 1                            10,356,932                    693,439

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                        $11,213,506                 $4,308,293
                                                                ===========                 ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest                                                        $ 2,697,029                 $4,773,641
                                                                ===========                 ==========
Income taxes                                                    $ 1,422,869                 $1,130,000
                                                                ===========                 ==========
Noncash transfers from loans to other assets                    $        --                 $1,040,000
                                                                ===========                 ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2003 presentation.

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


4.   EARNINGS PER SHARE

     Earnings  per  common  share are  computed  by  dividing  net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2003, 7,916 shares were excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


               THREE MONTHS ENDED         NINE MONTHS ENDED
                 SEPTEMBER 30,              SEPTEMBER 30,
            -------------------------  ------------------------
                2003        2002           2003       2002

Basic         751,633     763,084        752,334     761,563

Diluted       793,649     806,291        794,556     804,971

5.   STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the nine months ended September 30, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the nine months ended September 30.


                                                2003                    2002
                                                ----                    ----
     Net Income as reported                  $1,747,141              $1,137,735

     Less pro forma stock based compensation
      expense determined under the
      fair value method, net of tax effects.
                                                173,261                 109,390
                                             ----------              ----------
      Pro forma net income                   $1,573,880              $1,028,345
                                             ==========              ==========

      Net income per share
      Basic - as reported                    $     2.32              $     1.49
      Basic - pro forma                      $     2.09              $     1.35
      Diluted - as reported                  $     2.20              $     1.41
      Diluted - pro forma                    $     1.98              $     1.28


6.   NEW ACCOUNTING STANDARDS

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Beginning in 2003, Interpretation No. 45 requires recognition of liabilities as their fair value for newly issued guarantees. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and required disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148. The Company has not changed to the fair value-based method of accounting for stock-based compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Company holds no significant variable interest entities that would require disclosure or consolidation.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Company does not believe that SFAS No. 149 will have a material impact on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company's earnings, financial condition or equity.

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

The Bank serves the southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Bank expects to open an additional branch in Calvert County in 2004. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits, and originates loans to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems. The Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance coverage up to applicable limits. In the fourth quarter of 2003, the Bank expects to offer Internet banking to its commercial and consumer customers. Management believes that the introduction of an internet banking capability will enable it to compete for a larger share of customers in its market area.

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

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's assessment of economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses reflects the losses inherent in the loan portfolio as of the balance sheet date. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this form and in the section titled "Critical Accounting Policies," as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2002.

During the second quarter of 2002, the Bank recorded a valuation allowance on certain foreclosed real estate. In addition the Bank incurred certain expenses related to its core data system conversion during the same period. These expenses did not recur in 2003, which had the effect of decreasing noninterest expense in the current year to date period, when compared to the same period in 2002.

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

In order to offset the effects of the narrowing interest rate spread, the Bank increased its assets in the third quarter of 2003 by increasing its holdings of certain held to maturity investments. This increase was primarily funded by increases in short and long term borrowings in 2003. The effect of these transactions was to increase the size of the Bank's assets, as well as increasing its net interest income. The transactions decreased the Bank's capital ratios. The Bank remains well capitalized under all applicable regulations.

It is anticipated that any further reductions in interest rates will have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.


SELECTED FINANCIAL DATA

                                                                                   NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          ---------------------------------
                                                                                2003               2002
                                                                          ---------------      ------------
Condensed Income Statement
Interest Income                                                             $12,052,804        $12,656,679
Interest Expense                                                              4,171,862          4,530,163
Net Interest Income                                                           7,880,942          8,126,516
Provision for Loan Loss                                                         145,340            130,000
Noninterest Income                                                            1,174,509          1,182,321
Noninterest Expense                                                           6,264,205          7,420,102
Income Before Income Taxes                                                    2,645,906          1,758,735
Income Taxes                                                                    898,765            621,000
Net Income                                                                  $ 1,747,141        $ 1,137,735


Per Common Share
Basic Earnings                                                              $      2.32        $      1.49
Diluted Earnings                                                                   2.20               1.41
Book Value                                                                  $     36.00        $     33.62



RESULTS OF OPERATIONS

Net income for the nine month period ended September 30, 2003 totaled $1,747,141 ($2.32 basic and $2.20 diluted earnings per share) compared with a total of $1,137,735 ($1.49 basic and $1.41 diluted earnings per share) for the same period in the prior year. This increase of $609,406 or 53.6% was caused primarily by the reduction in noninterest expense, this reduction was partially offset by the decrease in net interest and noninterest income and an increase in provision for loan losses.

For the nine month period ended September 30, 2003, interest income declined by $603,875 or 4.8% to $12,052,804. This decline was caused by the continued decline in interest rates particularly the declines in the Prime Rate, and one, three, and five year U.S. Treasury rates. Many loan products are priced based on these rates. This decline in interest rates was partially offset by higher average asset balances, including the increase in investments noted above.

Interest expense also decreased to $4,171,862 in the nine month period ending September 30, 2003 as compared to $4,530,163 in the same period in the prior year a decrease of $358,301 or 7.9%. This decrease was a reflection of the declining interest rate environment experienced during the last year. These lower interest rates more than offset the increases in liabilities including the increased borrowing noted above. Interest expense also declined as a result of the Bank's increase in the average balances of noninterest bearing deposit accounts in the current period compared to the prior year. Net interest income declined due to the Bank's inability to cut interest expense due to the historically low rates paid on deposits prior to the current quarter. As interest rates have continued to fall on loans and investments, the Bank was unable to reduce interest expense by the same amount as interest income fell.

Provision for loan losses increased from prior year levels to $145,340 from $130,000 for the nine month period ending September 30, 2003 and 2002, respectively. The increase in provision expense was caused by a continuing concentration of the Bank's loan portfolio in commercial loan categories that have higher levels of risk than residential mortgages. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income decreased to $1,174,509 for the nine month period ending September 30, 2003, a decrease of $7,812 or .7% over the prior year total of $1,182,321. Loan appraisal, credit, and miscellaneous charges increased by $59,861 to $206,130. Net gain on sale of loans also increased to $499,726 from the prior year total of $289,539, an increase of $210,187 or 72.6%. These increases were caused by the high volume of loan originations, caused by lower mortgage interest rates. Income from service charges declined from the prior year to $459,580 from the prior year total of $727,903 a decline of $268,323 or 36.9%. This decline was caused by a write off of certain originated mortgage servicing rights ("OMSR") and by an increased rate of amortization of these OMSR's in the current year. The write off and higher rate of amortization were the result of the effect of lower mortgage loan interest rates on our OMSR balances. The lower rates had the effect of shortening the projected lives of the servicing assets, reducing their fair value. This reduction in fair value was recognized through $195,000 in reductions in OMSR balances and a corresponding reduction in mortgage servicing income. In addition average lives for all OMSR's were shortened resulting in higher amortization expense related to these rights. The higher amortization is reflected in a lower servicing income. Other noninterest income decreased due to reductions in rental and other noninterest income.

Noninterest expense for the six month period decreased by $1,155,897 or 15.6% to $6,264,205 from $7,420,102 in the same period for the prior year. Salary and employee benefits expense increased by 12.8% or 400,715, to $3,530,637 from $3,129,922 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense decreased slightly from $592,582, to $547,306, a decrease of 7.6% attributable to certain nonrecurring expenses in 2002. Advertising declined to $224,066 from $254,641, a decline of $30,575 or 12.0%. Advertising declined due to a reduction in certain sales efforts in anticipation of being increased in the fourth quarter. In 2002, the Bank recorded a nonrecurring loss on certain obsolete equipment of $65,104. Data processing expense also declined to $297,075 from a prior year total of $432,558 a decline of $135,483 or 31.3%. In 2002, additional expenses were incurred related to the systems conversion in May 2002. Depreciation of furniture fixtures and equipment increased to $361,761 from the prior year total of $279,576 an increase of $82,185 or 29.4%. This increase was due to large investments in equipment added during the prior year, mostly related to the addition of new branches and new equipment added for the 2002 system conversion. Telephone communications expense declined to $136,139 from $268,174 in the prior year, a decline of $132,035 or 49.2%. In 2002, extensive testing of the systems for conversion required the use of phone lines increasing costs. Also in 2003 cost control and efficiency efforts by the Bank helped to reduce costs. ATM expenses increased to $197,622 from $123,638, an increase of $73,984 or 59.8%. This increase was the result of additional branches and ATM activity in 2003. Office supplies expense decreased to $104,420 from the prior year amount of $136,292, a decline of $31,872 or 23.4%. This decline was caused by additional supplies expenses incurred in 2002 related to the systems conversion. The provision for valuation allowances on foreclosed real estate declined from $1,044,070 as of September 30, 2003 to zero in 2003 as no further increases to the valuation allowance were necessary. Office equipment expenses decreased to $109,602 from 2002's level of $114,510, a decrease of $4,908 or 4.3%. This decrease was caused by the retirement of certain equipment due to the systems conversion in 2002. Other expenses declined to $755,577 from $979,035 a decline of $223,458 or 22.8%. These expenses were lower based on certain cost control measures in 2003. Income taxes increased to $898,765 or 34.0% of pretax income in the current year compared to $621,000 or 35.3% of pretax income in the prior year. The decrease in the tax rate was primarily attributable to an increase in certain tax exempt interest.

RESULTS OF OPERATIONS - THIRD QUARTER

The Company recorded net income for the third quarter of 2003 of $596,835 compared to $729,725 for the same period in 2002. The decrease was the result of a decline in net interest and noninterest income combined with an increase in noninterest expense compared to the same period in 2002.

Net interest income declined by 0.7% to $2,778,800 in 2003 from $2,797,558 as a result of the continued decline in interest rates noted above. The provision for loan losses increased by 3.4% to $31,013 in 2003 from $30,000 in 2002 primarily because of the continued concentration of lending in higher credit risk products. Loan appraisal, credit and miscellaneous charges and net gain on sale of loans held for sale increased by 31.5% and 65.6%, to 76,151 and $53,479 respectively as a result of the lower interest rate environment noted earlier. Service charges declined to $120,756 from $242,534, a decline of $121,778 or 50.2%, as a result of the write off and higher amortization related to the lower interest rates and shorter lives of the servicing assets as discussed earlier. Other income amounts declined due to a decline in rental income.

Salary and employee expense increased to $1,305,584 from $1,031,744, an increase of $273,840 or 26.5% due to an increased average salary per employee and a slightly higher number of employees. Occupancy expense declined by $25,455 to $175,459 from the prior year's total of $200,914 a decline of 12.7% due to the nonrecurring costs of 2002 noted above. Advertising expenses also declined by $2,535 or 2.8% to $89,140, this decline was the result of delaying certain advertising expenses in 2003. Data processing expense increased to $103,042, an increase of $8,940 or 9.5% over the prior year total of $94,102. The increase reflects the addition of certain capabilities such as internet banking in the current quarter. Depreciation of furniture, fixtures and equipment also increased due to the large amounts of equipment purchased in the prior year. These expenses increased by $73,642 or 126.1%. Telephone communications also decreased to $33,407 or by 55.3% under the prior year total of $74,794 due to expenses in testing and installing the core data system in 2002. ATM expenses increased by $19,467 or 37.7% to $71,153 in the current year due to changes in ATM operations. Office supplies expense decreased to $28,582 from $32,572 a decrease of $3,990 or 12.3% as prior year expenses were increased by the need to change some supplies prior to conversion. Office equipment and other expense was similarly reduced by the absence of conversion related items in 2003.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2003 increased by $54,983,274 to $337,156,969 from the December 31, 2002 level of $282,173,695. Cash and due from banks increased by $856,574, or 8.3% from December 31, 2002's total. Interest-bearing deposits with banks decreased by $8,533,025 or 56.2% during the period to $6,646,826 at September 30, 2003. Investment securities, including both the available for sale and held to maturity portfolios, increased from $44,667,920 to $91,350,071 an increase of $46,682,151 or 104.5%. Increases were primarily the result of additional purchases of investments using the proceeds of loan prepayments, additional short and long term borrowings, and the conversion of interest bearing deposits to investments. Stock in the Federal Home Loan and Federal Reserve Banks increased due to additional borrowings related to the leverage strategy mentioned above.

Loans held for sale decreased to $616,250 from $1,262,667 at December 31, 2002. The Bank's loan portfolio increased by $8,673,892 or 4.4% during the nine month period ending September 30, 2003 to $206,123,174 from December 2002's total of $197,449,282. The increase was primarily the result of increases in the Bank's portfolio of commercial real estate loans in the nine month period ending September 30, 2003, these increases were partially offset by decreases in other parts of the loan portfolio. At September 30, 2003 the Bank's allowance for loan losses totals $2,408,910 or 1.15% of loan balances as compared to $2,314,074 or 1.15% of loan balances at December 31, 2002.

Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Loan information for the current quarter is presented below. Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2002.

LOAN PORTFOLIO                                          September 30,                       December 31,
                                                            2003                                2002
                                            -------------------------------------- -------------------------------
                                            Amount                     %           Amount              %
                                            ------                     -           ------              -
Real Estate Loans
  Commercial                              $ 86,562,279               41.39%      $ 74,291,593        37.07%
  Residential first mortgage                41,854,081               20.01%        48,975,989        24.44%
  Construction and land development         15,474,655                7.40%        14,578,702         7.27%
  Home equity and second mortgage           18,520,426                8.85%        19,007,265         9.48%
Commercial loans                            42,195,561               20.17%        38,953,965        19.44%
Consumer loans                               4,549,099                2.17%         4,623,447         2.31%
                                          ------------              ------       ------------       ------
    Total loans                            209,156,101              100.00%       200,430,961       100.00%
  Less:  Deferred loan fees                    624,017                0.30%           667,605         0.33%
        Allowance for loan losses            2,408,910                1.15%         2,314,074         1.15%
                                          ------------              ------       ------------       ------
    Loans receivable net                   206,123,174                            197,449,282
                                          ------------                           ------------


Loan Loss Allowance
                                                   9 Months Ended                     9 Months Ended
                                                September 30, 2003                  September 30, 2002
                                                ------------------                  ------------------
Beginning Balance                                  $ 2,314,074                         $ 2,281,581
Charge Offs                                            (51,233)                           (119,188)
Recoveries                                                 729                               2,795
                                                   -----------                         -----------
Net Charge offs                                        (50,504)                           (116,393)
Additions charged to operations                        145,340                             130,000
                                                   -----------                         -----------
Balance at end of period                           $ 2,408,910                         $ 2,295,188
                                                   ===========                         ===========

Ratio of net charge-offs during
 the period to loans                                      0.02%                               0.05%
                                                         =====                               =====




                                                    Balances as of              Balances as of
                                                  September 30, 2003          December 31, 2002
                                                ---------------------         ------------------

Restructured Loans                              $                  --         $               --
                                                ---------------------         ------------------

Accruing loans which are contracturally
 past due 90 days or more:                      $                  --         $          596,579
                                                ---------------------         ------------------

Loans accounted for on a nonaccrual basis       $             479,559         $               --
                                                ---------------------         ------------------

Total non- performing loans                     $             479,559         $          596,579

Non -performing loans to total loans                             0.23%                      0.30%
                                                              =======                    =======

Allowance for loan losses to non performing
loans                                                          502.32%                    381.91%
                                                              =======                    =======


Premises and equipment decreased due to depreciation in the current period. Foreclosed real estate declined to $706,014 at September 30, 2003 from $706,764 at December 31, 2002 due to partial settlement of one property. Other assets increased to $3,226,811 from $3,025,431 at December 31, 2002. This increase was primarily in deferred tax benefits relating to the investment portfolio. The Bank invested $5,700,000 in certain life insurance instruments which will provide supplemental benefits to certain key executives and provide additional noninterest income to the Bank.

Liabilities

Deposit balances increased by $14,156,473 or 7.0% compared to December 31, 2002 balances of $203,025,112. This increase was primarily in interest bearing deposits. The increase in interest bearing deposit accounts offset a decline in noninterest bearing deposits. Management believes that ongoing stock market volatility has made bank deposits more attractive to the general public. Short term borrowings increased to $27,671,430, an increase of $26,919,132, while long term borrowings increased by $14,888,996. Proceeds of these borrowings were used to purchase investment securities.

Stockholders' Equity

Stockholders' equity increased $210,128 or .8% to $27,082,893 at September 30, 2003 compared to $26,872,765 at December 31, 2002. This reflects the net income of $1,747,141 for the nine month period partially offset by the $723,309 decline in accumulated other comprehensive income, and $422,361 in cash dividends. Other changes in equity occurred as a result of using $538,178 for the purchase and retirement of shares, the exercise of stock options of $54,375, and activity related to the ESOP shares of $92,459. Book value on a per share basis, $36.00 at September 30, 2003, as compared to $35.37 at December 31, 2002, reflects a 1.8% increase, with a decrease in outstanding shares combined with the gains noted previously.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2003, the maximum available under this line would be $118 million, while current outstanding advances totaled $91 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.


REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2003, the Bank's tangible, leverage and risk-based capital ratios were 7.70%, 7.69% and 11.85%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning of income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors used. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

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

Controls and Procedures.

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

                        TRI-COUNTY FINANCIAL CORPORATION
                        --------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1 - Legal Proceedings -- None

Item 2 - Change in Securities and Use of Proceeds -- None

Item 3 - Default Upon Senior Securities -- None

Item 4 - Submission of Matters to a Vote of Security Holders -- None

Item 5 - Other Information -- None

Item 6 - Exhibits and Reports on Form 8-K


    (a)   Exhibits - The following exhibits are being filed with this Form 10-Q:

          Exhibit 31 - Rule 13a-14(a) Certifications

          Exhibit 32 - Section 1350 Certifications

     (b) During the quarter for which this Form 10-Q is being filed, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Tri-County Financial Corporation:



Date: November 12, 2003                By:/s/ Michael L. Middleton
                                          -------------------------------------
                                          Michael L. Middleton, President
                                          and Chairman of the Board





Date: November 12, 2003                By:/s/ William J. Pasenelli
                                          -------------------------------------
                                          William J. Pasenelli, Executive
                                          Vice President and Chief
                                          Financial Officer