Form 10-K
period 2003-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2004-03-26
CIK 855874

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                           Commission File No. 0-18279
                                               -------

                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Maryland                                    52-1652138
------------------------------------                   ------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification no.)

3035 Leonardtown Road, Waldorf, Maryland                   20601
----------------------------------------                  -------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                         ---    ---

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23 million based on the closing price at which the common stock, $0.01 par value, was sold on the last business day of the
Company's most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

Number of shares of Common Stock outstanding as of March 3, 2004: 756,737

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003. (Part II)
2.   Portions of Proxy Statement for 2004 Annual Meeting of Stockholders.  (Part
     III)
================================================================================

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

     The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary's, (the "Tri-County area") through its main office and seven branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and Lexington Park, Maryland. The Bank also expects to open an office in Prince Frederick, Maryland in 2004. The Bank also operates sixteen Automated Teller Machines ("ATMs") including seven stand-alone locations in the Tri-County area. The Bank also offers bank by phone and began offering internet banking in 2003. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems and its deposits are insured up to applicable limits by Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The  Company's  executive  offices  are located at 3035  Leonardtown  Road,
Waldorf, Maryland. Its telephone number is (301) 645-5601. The Bank also maintains a website at www.cbtc.com.
                       ------------

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

     Rapid growth in our market area has been constrained by certain government policies, as all three counties have attempted to limit growth in certain areas. These policies have created some uncertainty about zoning and land use regulations. In some cases, real estate development work has been delayed or cancelled as a result of these policies. Recently, Charles County introduced a user fee system which would involve upfront payments in real estate development, but would remove subsequent regulatory delays. This system has not had an appreciable effect on the pace of residential development. Future regulatory events may adversely affect the Bank's loan growth.

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

     The Bank's previous savings and loan charter restricted its ability to hold certain loan types in its portfolio. As a result, prior to its conversion to a state-chartered commercial bank, the Bank's loan portfolio was primarily comprised of residential mortgage loans. Since conversion, the Bank has moved to diversify its lending by adding a larger portion of commercial real estate, commercial, and consumer loans to its portfolio. Management believes that this diversification of the loan portfolio will increase the Bank's overall long-term financial performance. Management recognizes that these new loan types may increase the Bank's risk of losses due to loan default, although the Bank is taking measures to monitor and control the increased risk of these loan types.

     RESIDENTIAL FIRST MORTGAGE LOANS. Prior to its conversion to a commercial bank on March 29, 1997, residential first mortgages made up the majority of the Bank's loan portfolio. Since that date, residential first mortgage loans have represented a progressively smaller portion of the Bank's loan portfolio. Since December 31, 1997, residential first mortgage loans have decreased in dollar amount to $43.0 million from $62.2 million, while falling as a percentage of the loan portfolio to 19% from 50%.

     Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed and adjustable-rate residential first mortgages.

     The Bank offers fixed rate residential first mortgages on a variety of terms including loan periods from 10 to 30 years, and biweekly payment loans. Total fixed rate loan products in our residential first mortgage amount to $30 million as of December 31, 2003. Fixed-rate loans may also be packaged and sold in the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage correspondents, the Federal National Mortgage Association ("FNMA") and the Mortgage Partnership Finance program of the FHLB of Atlanta. The Bank may also add these loans to its portfolio. Depending on market conditions the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage, (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2003, the Bank serviced $54.7 million in residential mortgage loans for various organizations.

     The Bank also offers mortgages which are adjustable on a one, three, and five-year basis generally with limitations on upward adjustments of two percentage points per year and six percentage points over the life of the loan. The Bank markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 2003, the Bank had $13 million in residential mortgage loans using a U.S. Treasury bill index. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the negative effects of increases in interest rates on the Bank's net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is foreseeable that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, depending on market conditions, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

     The Bank makes residential first mortgage loans of up to 97% of appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one to four family loans and loans secured by other than residential real estate are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank's exposure to approximately 80% of the value of the property. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

     All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank's indebtedness in full.

     COMMERCIAL REAL ESTATE AND OTHER NON-RESIDENTIAL REAL ESTATE LOANS. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including, to a limited extent, office buildings, as well as churches and other special purpose projects. As a result, commercial real estate loans increased to $93.8 million or 42% of the loan portfolio during 2003. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank's capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of appraised value and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank's commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank's primary market area.

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

     CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank offers construction loans to individuals and building contractors primarily for the construction of one to four family dwellings. Loans to individuals primarily consist of construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The construction/permanent loans provide for disbursement of loan funds based on draw requests submitted by the builder during construction and site inspections by independent inspectors. The Bank will also make a construction loan if the borrower has a commitment from another lender for a permanent loan at the completion of the construction. These loans typically have terms of six months. The application process includes the same items which are required for other mortgage loans and also requires the borrower to submit to the Bank accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property.

     The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will lend up to 80% of the appraised value.

     The Bank also offers builders lines of credit, which are revolving notes generally secured by real property. Outstanding builders lines of credit amounted to approximately $11.2 million at December 31, 2003. The Bank offers a builder's master note program in which the builder receives a revolving line of credit at a market rate and the Bank obtains security in the form of a first lien on home sites under construction.

     In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $5.8 million at December 31, 2003. Bank policy requires that zoning and permits must be in place prior to making development loans.

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

     Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank's risk of loss is dependent on the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. As these projects may take an extended period of time to complete, market, economic, and regulatory conditions may change during the construction or development period.

     HOME EQUITY AND SECOND MORTGAGE LOANS. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $15 million at December 31, 2003, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $4 million at December 31, 2003 are fixed and variable-rate loans which have original terms between 5 and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

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

                                                                          (Dollars In Thousands)

                                                                              At December 31,
                                       ---------------------------------------------------------------------------------------------
                                               2003                2002              2001                 2000              1999
                                               ----                ----              ----                 ----              ----
                                          Amount     %       Amount      %     Amount      %         Amount      %      Amount    %
                                          ------    ---      ------     ---    ------     ---        ------     ---     ------   ---

Real Estate Loans
  Commercial                            $  93,825   42.46%  $ 74,292  37.07%  $ 65,617   33.39%  $ 42,226    24.16% $ 29,947  20.08%
  Residential first mortgage               42,971   19.45%    48,976  24.44%    61,430   31.26%    67,975    38.89%   66,263  44.42%
  Construction and land development        19,599    8.87%    14,579   7.27%    18,136    9.23%    17,301     9.90%   17,142  11.49%
  Home equity and second mortgage          19,562    8.85%    19,007   9.48%    18,580    9.46%    18,637    10.66%   16,691  11.19%
Commercial loans                           30,436   13.77%    29,947  14.94%    18,539    9.44%    15,047     8.61%   10,025   6.72%
Consumer loans                              4,097    1.85%     4,623   2.31%     5,092    2.59%     5,512     3.15%    4,193   2.81%
Commercial equipment                       10,473    4.75%     9,007   4.49%    9,095     4.63%     8,098     4.63%    4,909   3.29%
                                          -------  -------   ------- -------   -------  -------   -------   -------  -------   -----
         Total loans                    $ 220,963  100.00%  $200,431 100.00%  $196,489  100.00%  $174,796   100.00% $149,170 100.00%
                                                   =======           =======            =======             =======          =======

   Less:  Deferred loan fees                  650                668               757                776                808
              Loan loss reserve             2,573              2,314             2,282              1,930              1,653
                                        ---------           --------          --------           --------           --------
        Loans receivable, net           $ 217,740           $197,449          $193,450           $172,090           $146,710
                                        ==========          =========         =========          =========          ========

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

     Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as FNMA or FHLMC. During the year 2003, the Bank sold $17 million of mortgage loans which were originated during the year generating $505 thousand in income. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, whole loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

     LOANS TO ONE BORROWER. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $4.0 million to any one borrower at December 31, 2003. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.6 million to any one borrower at December 31, 2003. At December 31, 2003, the largest amount outstanding to any one borrower and their related interests was $3.4 million.

     LOAN COMMITMENTS. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank's outstanding commitments to originate loans at December 31, 2003, was approximately $2.9 million, excluding undisbursed portions of loans in process. It has been the Bank's experience that few commitments expire unfunded.

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                             (Dollars in Thousands)

                                                               Due after 1
                                                                 through
                                            Due within 1       5 years from     Due more than
                                             year after         December 31,     5 years from
                                         December 31, 2003         2003        December 31, 2003    Total
                                         -----------------         ----        -----------------    -----
Real Estate Loans

  Commercial                                 $ 7,717              $16,763          $ 69,346       $ 93,825
  Residential first mortgage                   2,244                9,248            31,479         42,971
  Construction                                 8,678                7,994             2,927         19,599
  Home equity and second mortgage             16,085                1,770             1,707         19,562
Commercial loans                              29,904                  532                --         30,436
Consumer loans                                 1,333                2,763                --          4,096
Commercial equipment                           2,257                7,886               330         10,473
                                             -------              -------          --------       --------
         Total loans                         $68,217              $46,956          $105,789       $220,963
                                             =======              =======          ========       ========

The following table sets forth the dollar amount of all loans due after one year from December 31, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     (Dollars in Thousands)

                                                         Floating or
                                      Fixed Rates     Adjustable Rates         Total
                                      -----------     ----------------        -------
Real Estate Loans
  Commercial                           $ 7,672            $ 78,436           $ 86,108
  Residential first mortgage            27,742              12,986             40,727
  Construction                           3,257               7,664             10,921
  Home equity and second mortgage        3,477                  --              3,477
Commercial loans                            --                 532                532
Consumer loans                           2,763                  --              2,763
Commercial equipment                     7,446                 770              8,216
                                       -------            --------           --------
                                       $52,357            $100,388           $152,745
                                       =======            ========           ========

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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a fair market value of approximately $706 thousand at December 31, 2003.

FORECLOSED REAL ESTATE

     Foreclosed real estate is recorded net of a valuation allowance. The allowance is adjusted as circumstances require. These adjustments in the allowance include changes in the value of the property as well as the sale or disposal of the foreclosed property. The largest portion of the foreclosed real estate, $476 thousand, is related to one development project. This project was acquired in July 2001 by deed in lieu of foreclosure. The project is being developed in two phases. Preliminary approvals have been obtained for phase 1 and this portion of the project was sold in 2002. Phase 2 is under contract to sell and will be sold when preliminary approval from the county is granted. Total sales price for Phase 2 would be $1.7 million. Under the terms of the agreement, the buyer is responsible for all development costs associated with both phases. The sales agreement provides for a minimal ($25 thousand) payment to the Bank should the buyer decide to not complete its purchase of Phase 2. The Bank did not provide financing for the sales agreement or subsequent development work. Based upon these facts and circumstances the Bank recognized the sale of Phase 1 for accounting purposes. The Bank determined that no sales recognition on the agreement to sell Phase 2 is appropriate at this time. The amount of the remaining allowance and total carrying value of Phase 2 is periodically evaluated for possible impairment. Other properties in the foreclosed real estate section of the balance sheet consist of various properties currently being marketed by the Bank.

DELINQUENT AND NONACCRUAL LOANS

     The following table sets forth information with respect to the Bank's non-performing loans for the dates indicated. At the dates shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

                                                                         At December 31,
                                                 ------------------------------------------------------------
                                                 2003         2002       2001        2000       1999
                                                 ----         ----       ----        ----       ----
                                                                     (Dollars in Thousands)


Restructured Loans                             $   --       $   --     $   --    $    --      $   --
                                               ------       ------     ------    -------      ------

Accruing loans which are contractually
 past past due 90days or more:

Real Estate Loans
  Commercial                                       --           --          --         --         --
  Residential first mortgage                       --           --          --         --         --
  Construction and land development                --           --          --         --         --
  Home equity and second mortgage                  --           --          25        102        171
Commercial loans                                   --           --          --         --         --
Consumer loans                                     --           --          --         --         --
Commercial equipment                               --           --          --         --         --
                                               ------       ------     -------   --------     ------
     Total                                         --           --          25        102        171
                                               ------       ------     -------   --------     ------

Loans accounted for on a nonaccrual basis:

Real Estate Loans
  Commercial                                       --           --          --         --         --
  Residential first mortgage                      275          278         134         --         20
  Construction and land development                --           --          --         --         --
  Home equity and second mortgage                  --           49          --         --         --
Commercial loans                                  103          269          --         --         --
Consumer loans                                      1            1          70          7        198
Commercial equipment                               --           --          --         --         --
                                                   --           --          --         --         --
     Total                                        379          597         204          7        218
                                               ------       ------     -------   --------     ------

Total non-performing loans                       $379         $597        $229       $109       $389
                                               ======       ======     =======   ========     ======
Non-performing loans to total loans              0.17%        0.30%       0.12%      0.06%      0.26%
                                               ======       ======     =======   ========     ======
Allowance for loan losses to
 non-performing loans                          678.33%      387.60%     996.51%  1,770.64%    424.94%
                                               ======       ======     =======   ========     ======

     For a detailed discussion of foreclosed real estate at December 31, 2003 see the "Foreclosed Real Estate" section discussed previously. During the year ended December 31, 2003, gross interest income of $41 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During the year 2003, the Company recognized $12 thousand in interest on these loans.

     At December 31, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     The following table sets forth an analysis of activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                   2003         2002         2001        2000       1999
                                                   ----         ----         ----        ----       ----
                                                                     (Dollars in Thousands)

Balance at beginning of period                    $2,314        $2,282       $1,930     $1,653      $1,540
                                                  ======        ======       ======     ======      ======

Charge-offs:

Real Estate Loans

  Commercial

  Residential first mortgage                          --            --           --         56          --

  Construction and land development                   --            36           --         --          --

  Home equity and second mortgage                     --            21           --         --          --

Commercial loans                                      35            59           --         33         102

Consumer loans                                         2            15           39          6          32

Commercial equipment                                  24            --           --         --          --
                                                  ------        ------       ------     ------      ------

    Total Charge-offs:                                61           131           39         95         134
                                                  ------        ------       ------     ------      ------

Recoveries:

Real Estate Loans

  Commercial                                          --            --           --         --          --

  Residential first mortgage                          --            --           --         --          --

  Construction and land development                   --            --           --         --          --

  Home equity and second mortgage                     --            --           --         --          --

Commercial loans                                      --            --           --         --          --

Consumer loans                                        --             3           31         --          --

Commercial equipment                                   2            --           --         12           7
                                                  ------        ------       ------     ------      ------

     Total Recoveries                                  2             3           31         12           7
                                                  ------        ------       ------     ------      ------

     Net charge-offs                                  58           128            8         83         127


Provision for Possible Loan Losses                   317           160          360        360         240
                                                  ------        ------       ------     ------      ------

Balance at End of Period                          $2,573        $2,314       $2,282     $1,930      $1,653
                                                  ======        ======       ======     ======      ======

Ratio of net charge-offs to average loans
outstanding during the year                         0.03%         0.06%        0.00%      0.05%       0.09%
                                                  ======        ======       ======     ======      ======


     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                            (Dollars in Thousands)
                                                                At December 31,
                                  -------------------------------------------------------------------------
                                            2003                    2002                      2001
                                  ----------------------  -------------------------  ----------------------
                                              Percent                  Percent of               Percent of
                                              of Loans                  Loans in                 Loans in
                                              in Each                     Each                     Each
                                              Category                  Category                 Category
                                              to Total                  to Total                 to Total
                                     Amount     Loans       Amount        Loans       Amount       Loans
                                     ------   ---------     ------     ----------     ------     ---------
Real Estate Loans:

  Commercial                          $1,409      42.46%      $1,077         37.07%     $  923       33.39%
  Residential first mortgage              64      19.45%         118         24.44%        160       31.26%
  Construction and land development      281       8.87%         211          7.27%        355        9.23%
  Home equity and second mortgage        244       8.85%         276          9.48%        373        9.46%
Commercial loans                         381      13.77%         434         14.94%        186        9.44%
Consumer loans                            63       1.85%          68          2.31%        102        2.59%
Commercial equipment                     131       4.74%         130          4.49%        183        4.63%
                                      ------     ------       ------        ------      ------      ------
  Total  allowance for loan losses    $2,573     100.00%      $2,314        100.00%     $2,282      100.00%
                                      ======     ======       ======        ======      ======      ======
                                                (Dollars in Thousands)
                                                    At December 31,
                                    ------------------------------------------------
                                             2000                    1999
                                    ----------------------   ----------------------
                                                Percent                  Percent of
                                               of Loans                  Loans in
                                                in Each                     Each
                                                Category                  Category
                                                to Total                  to Total
                                       Amount     Loans       Amount        Loans
                                       ------   ---------     ------     ----------
Real Estate Loans:
  Commercial                         $  645       24.16%      $  399         20.08%
  Residential first mortgage            192       38.89%         632         44.42%
  Construction and land development     285        9.90%         164         11.49%
  Home equity and second mortgage       394       10.66%         159         11.19%

Commercial loans                        138        8.61%         178          6.72%
Consumer loans                          111        3.15%          55          2.81%
Commercial equipment                    165        4.63%          66          3.29%
                                     ------      ------       ------        ------
  Total  allowance for loan
   losses                            $1,930      100.00%      $1,653        100.00%
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

INVESTMENT ACTIVITIES

     The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. Government-sponsored enterprises ("GSEs") including FHLMC and FNMA. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB Systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta, respectively.

     The following table sets forth the carrying value of the Company's investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2003, their market value was $104 million.

                                                                      At December 31,
                                               -------------------------------------------------------------
                                                    2003                 2002                   2001
                                                    ----                 ----                   ----
                                                                      (In thousands)
Asset-backed securities:

     FHLMC and FNMA                              $ 84,764               $ 29,200            $ 26,084
     Other                                          7,284                  7,930               8,993
                                                 --------               --------            --------
          Total asset-backed securities            92,048                 37,130              35,077


FHLMC and FNMA Stock                                  756                    734                 727
Bond mutual funds                                   2,838                  3,962                  --
U.S. Treasury bills                                   300                    300                 300
Other Investments                                   3,954                  2,542               1,989
                                                 --------               --------            --------
     Total investment securities                   99,895                 44,668              38,093
          FHLB and Federal Reserve Bank stock       4,777                  2,737               3,036
                                                 --------               --------            --------
     Total investment securities and FHLB and
        Federal Reserve Bank stock               $104,672               $ 47,405            $ 41,129
                                                 ========               ========            ========

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2003 are shown below.

                                                                   After One           After Five
                                          One Year or Less     Through Five Years   Through Ten Years     After Ten Years
                                         ------------------    ------------------  ------------------  ------------------
                                         Carrying   Average    Carrying   Average  Carrying   Average  Carrying   Average
                                          Value      Yield      Value      Yield     Value     Yield     Value     Yield
                                          -----      -----      -----      -----     -----     -----     -----     -----
                                                                   (Dollars in thousands)
Investment securities available for sale:
     Corporate equity securities          $  546     5.01%     $   --        --    $    --        --     $    --       --

     Asset-backed securities               9,295     4.41%     15,731      4.38%     5,389      4.31%      4,488     4.38%
     Mutual Funds                          2,846     2.19%         --        --         --        --          --       --
                                          ------    -----     -------     -----    -------      ----     -------     ----
       Total investment securities
        available for sale               $12,687     3.94%    $15,731      4.38%   $ 5,389      4.31%    $ 4,488     4.38%
                                         =======    =====     =======     =====    =======      ====     =======     ====


Investment securities held-to- maturity:

     Asset-backed securities             $ 5,231     4.37%    $17,727      4.37%   $14,938      4.35%    $19,456     4.37%
     Treasury bills                          300     1.22%         --        --         --        --          --       --
     Other investments                        34     6.57%      1,153      4.49%     2,766      3.13%         --       --
                                         -------    -----     -------     -----    -------      ----     -------     ----
      Total investment securities
         held-to-maturity                $ 5,565     4.21%    $18,880      4.38%   $17,704      4.16%    $19,456     4.37%
                                         =======    =====     =======     =====    =======      ====     =======     ====

     The Bank's investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management's intent is to hold securities reported at amortized cost to maturity. Certain of the Company's securities are issued by private issuers (defined as an issuer which is not a government or a government sponsored entity). The Company has no investment in any one issuer that is greater than a 10% equity interest as of December 31, 2003. For further information regarding the Company's investment securities, see
Note 2 of Notes to Consolidated Financial Statements.

DEPOSITS AND OTHER SOURCES OF FUNDS

     GENERAL. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in the southern Maryland area. Consolidated total deposits were $228 million as of December 31, 2003. The Bank uses borrowings from the FHLB of Atlanta and other sources to supplement funding from deposits.

     DEPOSITS. The Bank's deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At year end 2003, no brokered deposits were held.

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                   2003                       2002                        2001
                                          ------------------------    ----------------------      ----------------------
                                            Average     Average        Average     Average         Average     Average
                                            Balance       Rate         Balance      Rate           Balance      Rate
                                            -------     -------        -------     -------         -------     -------
                                                                     (Dollars in thousands)
Savings                                      $ 32,772       0.21%       $ 23,334      0.86%         $ 19,723      2.01%
Interest-bearing demand and money
  market accounts                              67,346       0.66%         73,668      0.47%           72,052      2.35%
Certificates of deposit                        82,248       2.75%         70,885      4.10%           70,453      5.45%
                                          -----------       -----        -------      -----          -------      -----
  Total interest-bearing deposits             182,366       1.57%        167,887      2.06%          162,228      3.65%
Noninterest-bearing demand deposits            30,277                     21,631                      13,691
                                          -----------                    -------                     -------
                                             $212,643       1.35%       $189,518      1.82%         $175,919      3.37%
                                          ===========       =====       ========      =====         ========      =====

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2003.

                                                               Certificates
                Maturity Period                                 of Deposit
                ---------------                                ------------
                                                              (In thousands)

    Three months or less....................................   $     4,402
    Three through six months................................         1,112
    Six through twelve months...............................        14,493
    Over twelve months......................................         6,862
                                                               -----------
           Total............................................   $    26,869
                                                               ===========

     BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB, a portion of the Bank's residential mortgage loans and its eligible investments. Generally the Bank's ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 35% of assets. Other short-term debt consists of notes payable to the U.S. Treasury on Treasury, Tax and Loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances and convertible advances. Information about borrowings for the years indicated (which consisted almost entirely of FHLB advances) is as follows:

                                                                                  At or for the
                                                                              Year Ended December 31,
                                                                          ------------------------------
                                                                            2003        2002       2001
                                                                           ------      ------     ------
                                                                              (Dollars in thousands)
Long term amounts outstanding at end of period                             $63,051    $48,170   $48,650
Weighted average rate on outstanding long-term                               4.55%      4.99%     5.41%
Short-term borrowing outstanding at end of period                           31,191        752     1,813
Weighted average rate on outstanding short-term                              1.15%      0.89%     1.83%
Maximum outstanding short-term debt at any month end                        40,000      6,500    15,725
Average outstanding short-term debt                                          7,568        680     6,213
Approximate average rate paid on short term debt                             1.26%      1.04%     5.75%

     For more information regarding the Bank's borrowings, see Note 8 of Notes to Consolidated Financial Statements.

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

COMPETITION

     The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 15 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked sixth in deposit market share in the Tri-County area as of June 30, 2002, the latest date for which such data is available. The Bank faces additional significant competition for investors' funds from mutual funds, brokerage firms, and other financial institutions.

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

                           SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

     GENERAL. The Company is a public company registered with the Securities and Exchange Commission (the "SEC") and, as the sole shareholder of the Bank, it is a bank holding company and registered as such with the Board of Governors of the Federal Reserve System (the "FRB"). Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. As a public company the Company is required to file annual, quarterly and current reports with the SEC, and as a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

     The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation, except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days' prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

     DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB pursuant to FDICIA ("Federal Deposit Insurance Corporation Improvement Act"), the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

     STOCK REPURCHASES. Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

     CAPITAL REQUIREMENTS. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2003, the Company's levels of consolidated regulatory capital exceeded the FRB's minimum requirements.

     SARBANES-OXLEY ACT OF 2002 AND RELATED REGULATIONS. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law. SOX contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the "Act") and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit. Any non-audit services (subject to a 5% de minimis exception) being provided to an audit client require pre-approval by the Company's audit committee members. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such terms is defined by the SEC rules) and if not, why not.

     Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

REGULATION OF THE BANK

     GENERAL. The Bank is a Maryland commercial bank and its deposit accounts are insured by the SAIF of the FDIC. The Bank is a member of the Federal Reserve and FHLB Systems. The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the "Commissioner") and the FRB and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices. The Bank is required to file reports with the Commissioner and the FRB concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

     As an institution with federally insured deposits, the Bank is subject to various regulations promulgated by the FRB, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation P (Privacy), Regulation W (Transactions Between Member Banks and Their Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

     The FRB has issued regulations which classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2003, the Bank was well capitalized as defined by the FRB's regulations.

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

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All SAIF-insured banks, however, are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

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

     U.S.A. PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

PERSONNEL

     As of  December  31,  2003,  the Bank  had 94  full-time  employees  and 14
part-time  employees.   The  employees  are  not  represented  by  a  collective
bargaining agreement. The Bank believes its employee relations are good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     MICHAEL L. MIDDLETON (56 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. Since January 1996, Mr. Middleton has served on the Board of Directors of the Federal Home Loan Bank of Atlanta, and currently serves as its Chairman, and also serves as its Board Representative to the Council of Federal Home Loan Banks. Mr. Middleton also serves on the board of the Baltimore Branch of the Federal Reserve Bank of Richmond.

     C. MARIE BROWN (61 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, of Zonta and serves on various administrative committees of the Hughesville Baptist Church and the board of the Charles County Chapter of the American Red Cross.

     H. BEAMAN SMITH (58 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Prior to that time, Mr. Smith was a majority owner of the Smith's Family Honey Company in Bryans Road, Maryland. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C., a Trustee of the Ferguson Foundation, a member of the Bryans Road Sports Council and the Treasurer of the Moyaone Association.

     GREGORY C. COCKERHAM (49 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 22 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

     WILLIAM J. PASENELLI (45 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale,

Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

ITEM 2.   PROPERTY
------------------

     The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 2003.

                                    Year
                                  Facility           Leased          Approximate
 Office                          Commenced             or              Square
Location                         Operation           Owned             Footage
---------                        ---------           ------          -----------
MAIN OFFICE
3035 Leonardtown Road               1974             Owned                16,500
Waldorf, Maryland

BRANCH OFFICES
22730 Three Notch Road              1992             Owned                 2,500
Lexington Park, Maryland

25395 Point Lookout Rd.             1961             Owned                 2,500
Leonardtown, Maryland

101 Drury Drive                     2001             Owned                 2,645
La Plata, Maryland

10321 Southern Md. Blvd.            1991             Leased                1,400
Dunkirk, Maryland

8010 Matthews Road                  1996             Owned                 2,500
Bryans Road, Maryland

20 St. Patrick's Drive              1998             Leased (Land)         2,840
Waldorf, Maryland                                    Owned (Building)

30165 Three Notch Road              2001             Leased (Land)         2,500
Charlotte Hall, Maryland                             Owned (Building)

----------------

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Neither the Company, the Bank, nor company and any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS SMALL BUSINESS
--------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained under the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition" of the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Not applicable since the registrant qualified as a small business issuer.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The  Consolidated  Financial  Statements,  Notes to Consolidated  Financial
Statements  and   Independent   Auditors'   Report  in  the  Annual  Report  are
incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Company's directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1 - Business - Executive Officers" under Part I of this Annual Report, which is incorporated herein by reference.

     For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and Controller, as well as all of its officer directors and employees, which is included herewith as Exhibit 14.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The  information  contained  under the  section  captioned  "Proposal  I --
Election  of   Directors   --  Executive   Compensation,   and  "--   Directors'
Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN OWNERS

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  CHANGES IN CONTROL

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (d)  EQUITY COMPENSATION PLANS

     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants including the Company's 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors. The Bank's Executive Incentive Compensation Plan provides for grants of options under the 1995 Stock Option and Incentive Plan if certain performance criteria are met. The following table sets forth certain information with respect to the Company's Equity Compensation Plans as of December 31, 2003.

                                       (a)                              (b)                             (c)
                                                                                             Number of securities
                                                                                             remaining  available
                                                                                             for future issuance
                             Number of securities to be      Weighted-average exercise    under equity compensation
                             issued  upon exercise             price of outstanding       plans (excluding securities
Plan Category                options, warrants, and rights   options, warrants and rights  reflected in column (a)
-------------                -----------------------------   ----------------------------  --------------------------
Equity compensation
 plans approved by
 security holders                        92,396                   $           25.18                      30,024

Equity compensation plans
  not approved by security
  holders (1)                            10,400                   $           25.49                       6,642
                                        -------                   -----------------                      ------
Total                                   102,796                   $           25.21                      36,666 (2)
                                        =======                   =================                      ======

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions with the Company and the Bank" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Relationship with Independent Auditors" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements.  The following  consolidated financial statements
         ---------------------
are incorporated by reference from Item 7 hereof:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31,
          2003, 2002 and 2001
         Consolidated Statements of Changes in Stockholders' Equity for the
          Years Ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2003, 2002 and 2001
         Notes to Consolidated Financial Statements

     (2) Financial  Statement  Schedules.  All schedules for which  provision is
         ---------------------------------
made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  Exhibits.  The  following is a list of exhibits  filed as part of this
          ---------
Annual Report on Form 10-K and is also the Exhibit Index.

     No.         Description
     ---         -----------

     3.1    Articles of Incorporation of Tri-County Financial Corporation*
     3.2    Amended and Restated Bylaws of Tri-County Financial Corporation ****
     10.1 + Tri-County  Financial  Corporation  1995 Stock Option and  Incentive
            Plan, as amended **
     10.2 + Tri-County  Financial   Corporation  1995  Stock  Option  Plan  for
             Non-Employee Directors, as amended ***
     10.3 + Employment  Agreements with C. Marie Brown, as amended,  and Gregory
            C. Cockerham ****
     10.4 + Restated Employment Agreement with Michael L. Middleton.
     10.5 + Guaranty  Agreements with Michael L.  Middleton,  C. Marie Brown and
            Gregory C. Cockerham **
     10.6 + Executive Incentive Compensation Plan **
     10.7 + Executive Compensation Plan 2003 Amendment
     10.8 + Employment Agreement with William J. Pasenelli **
     10.9 + Retirement Plan for Directors **
     10.10+ Split  Dollar  Agreements  with  Michael L.  Middleton  and C. Marie
            Brown **
     10.11+ Guaranty Agreement with William J. Pasenelli *****
     10.12+ Split Dollar Agreement with William J. Pasenelli *****
     10.13+ Salary Continuation Agreement with Michael L. Middleton
     10.14+ Salary Continuation Agreement with C. Marie Brown
     10.15+ Salary Continuation Agreement with Gregory C. Cockerham
     10.16+ Salary Continuation Agreement with William J. Pasenelli
     13     Annual Report to Stockholders for fiscal year ended December 31,
             2003
     14     Code of Ethics
     21     Subsidiaries of the Registrant
     23     Consent of Stegman & Company
     31.1   Rule 13a-14a Certification of Chief Executive Officer
     31.2   Rule 13a-14a Certification of Chief Financial Officer
     32     Certification pursuant to 18 U.S.C. Section 1350

     -------------------

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

          (c)  EXHIBITS. The exhibits required by Item 601 of Regulation S-K are
               ---------
               either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

          (d)  FINANCIAL  STATEMENTS AND SCHEDULES  EXCLUDED FROM ANNUAL REPORT.
               -----------------------------------------------------------------
               There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRI-COUNTY FINANCIAL CORPORATION


Date: March 22, 2004              By: /s/ Michael L. Middleton
                                      ------------------------------------------
                                      Michael L. Middleton
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael L. Middleton                    By: /s/ William J. Pasenelli
    -------------------------------------           ----------------------------
    Michael L. Middleton                            William J. Pasenelli
    (Director, President and Chief                  (Chief Financial and
    Executive Officer)                               Accounting Officer)

Date: March 22, 2004                            Date: March 22, 2004


By: /s/ C. Marie Brown                          By:  /s/ Herbert N. Redmond, Jr.
    -------------------------------------            ---------------------------
    C. Marie Brown                                   Herbert N. Redmond, Jr.
    (Director and Chief Operating Officer)           (Director)

Date: March 22, 2004                            Date: March 22, 2004


By: /s/ H. Beaman Smith                         By:  /s/ A. Joseph Slater
    -------------------------------------            ---------------------------
    H. Beaman Smith                                  A. Joseph Slater
    (Director and Secretary/Treasurer)               (Director)

Date: March 22, 2004                            Date: March 22, 2004


By: /s/ Louis P. Jenkins, Jr.                   By: /s/ James R. Shepard
    -------------------------------------           ----------------------------
    Louis P. Jenkins, Jr.                           James R. Shepard
    (Director)                                      (Director)

Date: March 22, 2004                            Date: March 22, 2004