Form 10-K/A
period 2003-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2004-04-26
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                           Commission File No. 0-18279

                        TRI-COUNTY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Maryland                                   52-1652138
----------------------------------                    ------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification no.)

    3035 Leonardtown Road, Waldorf, Maryland               20601
--------------------------------------------              -------
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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _ No X

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

                                    PART III

     Item 11 to the Annual Report on Form 10-K of Tri-County Financial Corporation (the "Company") for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2004 is hereby amended and restated in its entirety as set forth below. The Company is amending and restating this Item because the number of unexercised options at fiscal year end reported for the named executive officers of the Company was incorrect as previously filed.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The Company qualifies as a "small business issuer" as defined by Item 10(a)(1) of Regulation S-B and is in compliance with Item 402 of Regulation S-K if it provides solely the information required by Subsection (a)(1)(i) of this Item.

-------------------------------------------------------------------------------
                             EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation awarded to or earned in the last three years by the chief executive officer of the Company and each other executive officer who earned in excess of $100,000 in salary and bonus in 2003 (the "Named Executive Officers").


                                                                                LONG-TERM
                                                 ANNUAL COMPENSATION       COMPENSATION AWARDS
  NAME AND PRINCIPAL                           ------------------------      --  SECURITIES           ALL OTHER
       POSITION                     YEAR        SALARY        BONUS (1)    UNDERLYING OPTIONS       COMPENSATION
----------------------------        ----      ----------      ---------    ------------------       ------------
Michael L. Middleton                2003    $  188,000        $  99,674            4,691           $   36,281  (2)
  President and Chief               2002       175,236           86,249            2,975               30,183
  Executive Officer                 2001       162,429           91,968            2,079               31,215

C. Marie Brown                      2003    $  135,000         $  57,644            2,545           $   32,284  (3)
  Executive Vice President          2002       125,067           49,880            2,197               27,559
  and Chief Operating Officer       2001       124,080           48,852            1,201               28,772

Gregory C. Cockerham                2003    $  125,000        $  53,272            2,282           $   19,036  (4)
  Executive Vice President          2002       115,581           46,097            1,720               15,967
  and Chief Lending Officer         2001       109,177           44,819            1,110               18,582

William J. Pasenelli                2003    $  120,000        $  48,415            2,362           $   11,974  (5)
  Executive Vice President          2002       105,043           31,420            1,395               12,130
  and Chief Financial Officer       2001       102,091           18,908              754                5,811

-------------------
(1) Represents bonuses paid pursuant to the Bank's Executive Incentive Compensation Plan (the "Incentive Plan"). For each year in which the Incentive Plan is in effect, the Bank establishes a bonus pool equal to 10% of net income after taxes (but before deduction of bonuses payable under the Incentive Plan) multiplied by the "Multiplier," as determined in accordance with the Incentive Plan. For fiscal 2003, the Multiplier was the average of (i) the percentage obtained when the Company's return on equity ("ROE") is divided by the median ROE of a peer group comprised of commercial banks in the fifth Federal Reserve district, plus (ii) the percentage obtained when the median percentage of noncurrent to gross loans of the peer group is divided by the percentage of the Bank's noncurrent to gross loans; provided that the Multiplier shall not exceed 1.0. The bonus pool is allocated among officers in proportion to the ratio a designated percentage of their base salary (the "Allocation Base") bears to the total Allocation Bases of all participating officers. In addition, stock options whose value as measured by the Black-Scholes method is equal to 50% of cash compensation will be awarded. Measures of performance may be adjusted at the discretion of the Board of Directors. For fiscal 2004 and thereafter, the Incentive Plan was amended on December 23, 2003, in two respects. First, a third component was added to the Multiplier formula, with the result  that  all  three  components  will be  averaged  to  determine  the
     Multiplier. The new component is the percentage obtained when the percentage increase in the Company's earnings-per-share from the previous year ("EPS Increase") is divided by the targeted EPS Increase for the year established by the Board. In no event will this third component exceed 150%, and it will be deemed to be 0% if the percentage, as so computed, is less than 50%. The second aspect of the amendment relates to the manner in which the number of each participant's stock option shares will be determined. The number of stock option shares will be determined such that
     the value of the participant's stock option, as measured by the Company for purposes of compliance with the reporting requirements of FASB Statement No. 123, is equal to 50% of the bonus to which the participant is entitled under the Incentive Plan.
(2) Consists of $10,425 in directors' fees, the value of the shares at year end, ($17,766) allocated to the participant's account in the ESOP, $7000 in matching contributions under the 401(k) Plan, and split-dollar life insurance premiums of $1,090.
(3) Consists of $10,425 in directors' fees, the value of the shares at year end ($13,944) allocated to the participant's account in the ESOP, $6,000 in matching contributions under the 401(k) Plan, and split-dollar life insurance premiums of $915.
(4) Consists of the value of the shares ($12,726) allocated to the participant's account in the ESOP, $6,000 in matching contributions under the 401(k) Plan, and split-dollar life insurance premiums of $310.
(5) Consists of the value of the shares at year end ($5,754) allocated to the participant's account in the ESOP, $6,000 in matching contributions under the 401(k) Plan and split-dollar life insurance premiums of $220.

     OPTION GRANTS IN FISCAL YEAR 2003. The following table contains information concerning the grants of stock options during the year ended December 31, 2003 to the Named Executive Officers. All such options were granted under the 1995 Stock Option and Incentive Plan and were fully vested at the date of grant. No stock appreciation rights ("SARs") were granted to the Named Executive Officers during fiscal year 2003.


                                             PERCENT
                                            OF TOTAL
                             NUMBER OF       OPTIONS
                            SECURITIES      GRANTS TO
                            UNDERLYING      EMPLOYEES
                              OPTIONS       IN FISCAL      EXERCISE         EXPIRATION
NAME                          GRANTED         YEAR          PRICE              DATE
--------------------        ----------      ---------      --------         ----------
Michael L. Middleton              458           2.72%       $39.00           12/31/12
                                4,233          25.17         42.00           12/31/13
C. Marie Brown                    113            .67         39.00           12/31/12
                                2,432          14.46         42.00           12/31/13
Gregory C. Cockerham               30            .18         39.00           12/31/12
                                2,252          13.39         42.00           12/31/13
William J. Pasenelli              200           1.19         39.00           12/31/12
                                2,162          12.86         42.00           12/31/13




     AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2003 AND YEAR-END OPTION VALUES. The following table sets forth information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2003, as well as the value of options held by such persons at the end of the fiscal year. No SARs have been granted to any of the Named Executive Officers.


                                                                    NUMBER OF                 VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED        VALUE          AT FISCAL YEAR-END             AT FISCAL YEAR-END (1)
NAME                      ON EXERCISE      REALIZED (1)  (ALL IMMEDIATELY EXERCISABLE)   (ALL IMMEDIATELY EXERCISABLE)
----                      -----------      ------------  -----------------------------   -----------------------------
Michael L. Middleton        3,100           $89,032               33,858                               $691,300
C. Marie Brown              1,680            52,030               15,334                                250,283
Gregory C. Cockerham        1,698            52,587               14,311                                238,686
William J. Pasenelli            0                 0                5,837                                 46,153

----------
(1) Based on the difference between the exercise price and the fair market value of the underlying securities on the date of exercise or at fiscal year-end, as the case may be.

     EMPLOYMENT AGREEMENTS. The Bank maintains an employment agreement with Michael L. Middleton which was last amended and restated effective September 6, 2003. The employment agreement currently provides for an annual salary of $188,000. The agreement provides for Mr. Middleton's employment for a period of five years, subject to annual one-year extensions. The agreement provides for termination for cause or upon certain events specified in the agreement. The agreement is also terminable by the Bank without cause, in which case Mr.

Middleton would be entitled to compensation as in effect on the date of termination up to the expiration date of the agreement payable in a lump sum or in periodic payments (at the option of Mr. Middleton), plus full life, health, disability and other benefits as in effect on the date of termination up to the expiration date of the agreement. If following a change in control of the Company or the Bank, as defined in the agreement (i) Mr. Middleton voluntarily terminates his employment for any reason within the 30 day period beginning on the date of a change of control, (ii) Mr. Middleton voluntarily terminates employment within 90 days of an event that occurs during the period which begins on the date six months before a change of control and ends on the later of the second anniversary of the change of control or the expiration of the employment agreement, and which event constitutes good reason, as defined in the employment agreement, or (iii) the Bank terminates Mr. Middleton's employment for any reason other than for just cause, as defined in the agreement, then Mr. Middleton shall be entitled to receive an amount equal to 2.99 times the average annual compensation payable by the Bank and includable in Mr. Middleton's gross income for the most recent five taxable years. In addition, Mr. Middleton would be entitled to be reimbursed for excise taxes imposed on any "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, made under the employment agreement and under any other plans, programs or agreements (such as the Salary Continuation Agreement described below), as well as any additional excise and income taxes imposed as a result of such reimbursement. A change of control refers to certain enumerated events, including the acquisition of ownership of 25% or more of the Bank's or Company's Common Stock by any person or group. The agreement provides, among other things, for annual review of compensation, for participation in an equitable manner in any stock option plan or incentive plan to the extent authorized by the Bank's Board of Directors for its key management employees and for participation in pension, group life insurance, medical coverage and in other employee benefits applicable to executive personnel.

     The Bank maintains similar employment agreements with C. Marie Brown, Executive Vice President and Chief Operating Officer, Gregory C. Cockerham, Executive Vice President and Chief Lending Officer, and William J. Pasenelli, Executive Vice President and Chief Financial Officer, respectively, except that those agreements do not include any provision for an excess parachute payment tax reimbursement. Ms. Brown's agreement provides for a current annual salary of $135,000, Mr. Cockerham's agreement provides for a current annual salary of $125,000 and Mr. Pasenelli's provides for a current annual salary of $120,000. Each agreement has a three-year term with provision for extension for an additional year annually if determined by the Board. Each agreement provides for a change in control payment equal to 2.00 times the officer's five-year average annual compensation in circumstances similar to those in which Mr. Middleton would receive a change in control payment. The aggregate payments that would be made to Mr. Middleton, Ms. Brown, Mr. Cockerham and Mr. Pasenelli assuming the termination of their employment under the foregoing circumstances at December 31, 2003 would have been approximately $776,707, $333,675, $304,877 and
$246,308, respectively.

     SALARY CONTINUATION AGREEMENTS. The Bank and Mr. Middleton entered into a Salary Continuation Agreement effective as of September 6, 2003. The Bank is presently funding it's obligations to Mr. Middleton pursuant to the Salary Continuation Agreement through a life insurance policy on his life which the Bank owns and with respect to which it is the sole death beneficiary. Pursuant to his Salary Continuation Agreement, if Mr. Middleton terminates employment with the Bank on or after his 62nd birthday, or within 24 months subsequent to a change in control (as defined in his Employment Agreement), or terminates employment on account of disability, he will be entitled to receive a pension from the Bank in the amount of $10,671 per month for 180 months commencing on the his 65th birthday (or his termination of employment, if later). If Mr. Middleton's employment is terminated for reasons other than disability prior to his 62nd birthday, the monthly amount payable to him for 180 months commencing on his 65th birthday will be $10,671 multiplied by a fraction, the numerator of which is the number of years of service completed by Mr. Middleton at the time of his termination of employment, and the denominator of which is the number of years of service he would have completed had he remained employed with the Bank until his 62nd birthday. Mr. Middleton may elect that his pension shall commence immediately following termination of employment prior to his 65th birthday, provided that he make such election at least 13 months prior to his termination of employment. If Mr. Middleton makes such election, his pension will be reduced on the basis of an interest factor equal to the five-year Treasury Constant Maturity Rate (but not greater than 6% annually). If Mr. Middleton dies while an employee of the Bank, or after termination of employment, but before the date on which his pension would have become payable, his designated beneficiary shall receive a survivor's pension of $10,671 per month for 180 months commencing as of the first day of the month following the date of death. If Mr. Middleton dies after payment of his pension has commenced, his designated beneficiary shall receive the balance of the 180 monthly payments. Mr. Middleton shall forfeit his entitlement to all benefits under the Salary Continuation

Agreement if his employment with the Bank is terminated for cause as specified in his Employment Agreement described above. In addition, Mr. Middleton would be entitled to be reimbursed for excise taxes imposed on any "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, made under the Salary Continuation Agreement and under any other plans, programs or agreements (such as the Employment Agreement described above), as well as any additional excise and income taxes imposed as a result of such reimbursement.

     The Bank entered into similar Salary Continuation Agreements with C. Marie Brown, Gregory C. Cockerham, and William J. Pasenelli as of September 6, 2003. Their Salary Continuation Agreements are identical to Mr. Middleton's Salary Continuation Agreement, except (i) the full monthly benefit for C. Marie Brown, Gregory C. Cockerham and William J. Pasenelli is $3,627, $6,020 and $6,176, respectively; (ii) the full monthly benefit is payable if termination of employment occurs on or after age 65, on account of disability, or within 12 months subsequent to a change in control; and (iii) they do not include any provision for an excess parachute payment tax reimbursement.

     The Company has entered into Guaranty Agreements with each of Mr. Middleton, Ms. Brown, Mr. Cockerham and Mr. Pasenelli pursuant to which it has agreed to be jointly and severally liable for amounts payable under their employment agreements.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (3)  Exhibits.  The  following is a list of exhibits  filed as part of this
          ---------
Amendment No. 1 to the Annual Report on Form 10-K and is also the Exhibit Index.

          NO.         DESCRIPTION
         -----        ------------
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

                               TRI-COUNTY FINANCIAL CORPORATION


Date:  April 26, 2004        By:/s/ Michael L. Middleton
                                -----------------------------------------
                                Michael L. Middleton
                                President and Chief Executive Officer
                                (Duly Authorized Representative)