Form 10-Q
period 2004-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2004-05-14
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

                                   (Mark One)
      ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______


                         Commission File Number 0-18279
                                                -------

                        Tri-County Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Maryland                 52-1652138
              ------------------------------   ----------------
             (State of other jurisdiction of   (I.R.S. Employer
             incorporation or organization)    Identification No.)

                 3035 Leonardtown Road, Waldorf, Maryland 20601
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 843-0854
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
                      --------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

As of April 28, 2004, registrant had outstanding 771,946 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q                                                               INDEX
                                                                        -----


PART I - FINANCIAL INFORMATION                                          Page

   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2004
       and December 31, 2003 (Audited)                                 3

     Consolidated Statements of Income and Comprehensive Income -
       Three Months Ended March 31, 2004 and 2003                      4

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 2004 and 2003                                   5 - 6

     Notes to Consolidated Financial Statements                        7 - 8

Item 2- Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       9 - 13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk     14
Item 4 - Controls and Procedures                                       14

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Changes in Securities, Use of Proceeds
         and Issuer Purchases of Equity Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of
         Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K                              14 - 15


SIGNATURES                                                             16

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2004 AND DECEMBER 31, 2003

                             ASSETS
                                                                    March 31, 2004   December 31, 2003
                                                                    --------------   -----------------
                                                                     (Unaudited)         (Audited)
Cash and due from banks                                            $   2,738,727     $    2,319,300
Interest-bearing deposits with banks                                   6,913,642          8,912,332
Federal Funds sold                                                       228,166            938,166
Investment securities available for sale - at fair value              36,791,090         38,290,074
Investment securities held to maturity - at amortized cost            65,646,806         61,605,175
Stock in Federal Home Loan Bank and Federal Reserve
 Bank - at cost                                                        5,097,050          4,776,850
Loans held for sale                                                           --            474,880
Loans receivable - net of allowance for loan losses
of $2,650,924 and $2,572,799, respectively                           237,508,100        217,740,153
Premises and equipment, net                                            5,657,023          5,580,189
Foreclosed real estate                                                   567,937            706,764
Accrued interest receivable                                            1,337,871          1,318,318
Investment in bank owned life insurance                                5,939,427          5,921,544
Other assets                                                           2,839,812          3,146,247
                                                                   -------------     --------------

   TOTAL ASSETS                                                    $ 371,265,651     $  351,729,992
                                                                   =============     ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                       $  32,504,104     $   29,270,007
Interest-bearing deposits                                            207,587,722        198,284,561
                                                                   -------------     --------------
Total deposits                                                       240,091,826        227,554,568
Short-term borrowings                                                 27,620,302         31,191,285
Long-term debt                                                        72,955,278         63,051,176
Accrued expenses and other liabilities                                 1,612,378          2,021,053
                                                                   -------------     --------------
   Total liabilities                                                 342,279,784        323,818,082
                                                                   -------------     --------------
STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000
 shares; issued 769,332 and 753,278 shares, respectively                   7,693              7,533
Additional paid in capital                                             8,200,682          7,975,036
Retained earnings                                                     20,808,307         20,071,630
Accumulated other comprehensive income (loss)                             63,021             (3,130)
Unearned ESOP shares                                                     (93,836)          (139,159)
                                                                   -------------     --------------
           Total stockholders' equity                                 28,985,867         27,911,910
                                                                   -------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 371,265,651     $  351,729,992
                                                                   =============     ==============


See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                             2004                2003
                                                                             ----                ----
INTEREST INCOME:
   Interest and fees on loans                                            $3,546,545          $ 3,350,974
   Taxable interest and dividends on investment securities                1,042,650              530,773
   Interest on deposits with banks                                            4,616               36,637
                                                                         ----------          -----------
        Total interest income                                             4,593,811            3,918,384
                                                                         ----------          -----------

INTEREST EXPENSE:
   Interest on deposits                                                     700,170              747,427
   Interest on short term borrowings                                         78,622                  766
   Interest on long term debt                                               785,497              613,101
                                                                         ----------          -----------
        Total interest expenses                                           1,564,289            1,361,294
                                                                         ----------          -----------

NET INTEREST INCOME                                                       3,029,522            2,557,090

PROVISION FOR LOAN LOSSES                                                    70,202                5,386
                                                                         ----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       2,959,320            2,551,704
                                                                         ----------          -----------

NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges                            66,204               27,396
Net gain on sale of loans held for sale                                      21,404              127,095
Income from bank owned life insurance                                        73,848                   --
Service charges                                                             234,772              228,335
Other                                                                            --                5,128
                                                                         ----------          -----------
        Total noninterest income                                            396,228              387,954
                                                                         ----------          -----------

NONINTEREST EXPENSE:
 Salary and employee benefits                                             1,298,380            1,129,326
 Occupancy expense                                                          181,873              168,317
 Advertising                                                                142,539               63,734
 Data processing expense                                                    151,998               85,305
 Depreciation of furniture, fixtures, and equipment                          87,200              114,900
 Telephone communications                                                    37,975               39,076
 Valuation allowance on foreclosed real estate                              113,827                   --
 ATM expenses                                                                80,098               68,513
 Office supplies                                                             39,419               23,465
 Office equipment expenses                                                   26,391               35,309
 Other                                                                      236,023              220,602
                                                                         ----------          -----------
        Total noninterest expenses                                        2,395,723            1,948,547
                                                                         ----------          -----------

INCOME BEFORE INCOME TAXES                                                  959,825              991,111
Income tax expense                                                           70,627              350,000
                                                                         ----------          -----------
NET INCOME                                                                  889,198              641,111

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains (losses) arising during period.                 66,152             (359,053)
                                                                         ----------          -----------
COMPREHENSIVE INCOME                                                     $  955,350          $   282,058
                                                                         ==========          ===========

INCOME PER COMMON SHARE
   Basic                                                                      $1.18                $0.84
   Diluted                                                                     1.12                 0.80

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                               2004              2003
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 889,198       $   641,111
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Provision for loan losses                                                   70,202             5,386
   Depreciation and amortization                                              143,049           150,300
   Net amortization of premium/discount on investment securities               19,478            55,599
   Decrease (Increase) in federal funds sold                                  710,000          (664,813)
   Deferred income tax benefit                                                     --           (29,000)
   Increase in accrued interest receivable                                    (19,553)          (16,354)
   Decrease in deferred loan fees                                             (36,970)          (58,237)
   Decrease in accounts payable, accrued expenses, other liabilities         (408,674)       (1,090,740)
   Decrease in other assets                                                   254,476            21,094
   Origination of loans held for sale                                              --        (5,980,350)
   Gain on sales of loans held for sale                                       (21,404)         (127,095)
   Proceeds from sale of loans held for sale                                  496,284         4,686,432
                                                                            ---------       -----------

          Net cash provided (used) by operating activities                  2,196,086        (2,406,667)
                                                                            ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net  decrease (increase) in interest-bearing deposits with banks         1,998,690        (4,685,540)
   Purchase of investment securities available for sale                    (7,503,838)      (19,288,524)
   Proceeds from sale, redemption or principal payments
    of investment securities available for sale                             8,857,505        13,570,852
   Purchase of investment securities held to maturity                      (7,969,601)               --
   Proceeds from maturities or principal payments
    of investment securities held to maturity                               4,054,035           393,600
   Net purchase of FHLB and federal Reserve stock                            (320,200)               --
   Loans originated or acquired                                           (44,183,877)      (27,514,040)
   Principal collected on loans                                            24,382,698        34,055,115
   Purchase of premises and equipment                                        (219,883)           (4,028)
   Purchase of Bank owned life insurance                                           --        (5,700,000)
   Valuation allowance on foreclosed real estate                              113,827                --
Proceeds from foreclosed real estate                                           25,000            10,000
                                                                          -----------       -----------

          Net cash used in investing activities                           (20,765,644)       (9,162,565)
                                                                          -----------       -----------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                   2004              2003

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     12,537,258          8,115,947
   Proceeds from long-term borrowings                                           20,000,000          5,000,000
   Payments of long-term borrowings                                            (10,095,898)           (95,592)
   Net decrease in short term borrowings                                        (3,570,983)          (596,651)
   Exercise of stock options                                                       197,155             31,158
   Net change in unearned ESOP shares                                               74,011             92,459
   Redemption of common stock                                                     (152,558)          (108,593)
                                                                              ------------        -----------

      Net cash provided by financing activities                                 18,988,985         12,438,728
                                                                              ------------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                              419,427            869,496

CASH AND CASH EQUIVALENTS - JANUARY 1                                            2,319,300          9,993,426
                                                                              ------------        -----------
CASH AND CASH EQUIVALENTS - MARCH 31                                             2,738,727         10,862,922
                                                                              ============        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest                                                                      $  1,669,753        $ 1,376,832
                                                                              ============        ===========
Income taxes                                                                            --            387,869
                                                                              ============        ===========



See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2003 have been derived from audited financial statements. There have been no significant changes to the Company's accounting policies as disclosed in the 2003 Annual Report. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2004 presentation.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the year ended December 31, 2003.

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

4.   EARNINGS PER SHARE

     Earnings  per  common  share are  computed  by  dividing  net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2004, there were no shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:


                                            Three Months Ended
                                                 March 31,
                                         --------------------------
                                             2004         2003

      Basic                                 756,378      758,954
      Diluted                               794,664      802,348

5.   STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three months ended March 31, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three months ended March 31.


                                                                        2004                   2003
                                                                        ----                   ----
           Net Income as reported                                    $ 889,198            $ 641,111

           Less pro forma stock based compensation expense
            determined under the fair value method, net of tax
            effects.                                                    60,000                    0
                                                                     ---------            ---------
           Pro forma net income                                      $ 829,198            $ 641,111
                                                                     =========            =========

           Net income per share

            Basic - as reported                                        $ 1.18                $  .84

            Basic - pro forma                                          $ 1.10                $  .84

            Diluted - as reported                                      $ 1.12                $  .80

            Diluted - pro forma                                        $ 1.04                $  .80


6.   NEW ACCOUNTING STANDARDS

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

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this form, as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2003.

In the last several quarters, the national economy has recovered fitfully from a mild recession while our local economy has remained strong in relation to the national and statewide economy. In the current quarter, this recovery is gaining strength and appears to be solidly under way. Locally, the housing market has appreciated strongly in the last several months in reaction to continued lower interest rates and a strong local job market. National job markets also appear to be strengthening. The improvement in the economy has led to some concerns about interest rates. In the last several months rates have increased, particularly mid and long term rates. The Federal Reserve has not moved the discount rate but has signaled a possibility of an increase. A sustained period of sharply higher interest rates would have an adverse effect on the Company's performance. This effect would be exacerbated if the increased rates substantially affected the housing market.

During the last two years, loan customers have reacted to lower interest rates by continuing to refinance higher rate loans. This refinance activity has decreased the interest rates earned on loans. In the last quarter longer term rates have increased slightly. These increases will have the effect of decreasing refinance activity. If rates continue to rise, the Bank may also see an increase in the popularity of adjustable rate mortgages in the residential housing market. Loan growth in the current quarter continues to be concentrated in the commercial real estate and commercial areas. The increase in our loan portfolio was reflected in higher provision expense in the current period. Higher rates will also decrease prepayments from our investment portfolio. The Bank has been able to increase net interest income from the prior year through growth in its balance sheet which offset a lower interest margin. Noninterest income increased slightly during the period, primarily through income from Bank Owned Life Insurance. Noninterest expenses also increased primarily from increases in the Bank's size. An increase in the valuation allowance on foreclosed real estate also increased expenses. Finally, the effective tax rate paid by the Company decreased due to the donation of certain foreclosed property.

SELECTED FINANCIAL DATA

                                                                               Three Months Ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                              2004            2003
                                                                              ----            ----
Condensed Income Statement
Interest Income                                                           $  4,593,811    $  3,918,384
Interest Expense                                                             1,564,289       1,361,294
Net Interest Income                                                          3,029,522       2,557,090
Provision for Loan Loss                                                         70,202           5,386
Noninterest Income                                                             396,228         387,954
Noninterest Expense                                                          2,395,723       1,948,547
Income Before Income Taxes                                                     959,825         991,111
Income Taxes                                                                    70,627         350,000
Net Income                                                                     889,198         641,111

Per Common Share
Basic Earnings                                                                $   1.18         $  0.84
Diluted Earnings                                                                  1.12            0.80
Book Value                                                                       37.68           37.05

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2004 totaled $889,198 ($1.18 basic and $1.12 diluted earnings per share) compared with a total of $641,111 ($.84 basic and $.80 diluted earnings per share) for the same period in the prior year. This increase of $248,087 or 38.7% was caused by an increase in net interest income, and a reduction in income tax expense, both of which was partially offset by an increase in the provision for loan losses. For the three month period ended March 31, 2004, interest income increased by $675,427 or 17.2% to $4,593,811. The increase was due to higher average interest earning asset balances, including investments and loans which was partially offset by lower average rates on loans. Interest expense also increased to $1,564,289 in the three month period ending March 31, 2004 as compared to $1,361,294 in the same period in the prior year an increase of $202,995 or 14.9%. The increase was the result of higher average balances which more than offset lower average rates paid on advances and deposits. The changes in interest income and expense reflected the declining interest rate environment experienced during the last year.

Provision for loan losses increased from prior year levels to $70,202 from $5,386 for the three month period ending March 31, 2004 and 2003, respectively. The increase in provision expense was caused by a continuing concentration of the Bank's loan portfolio in commercial loan categories that have higher levels of risk than residential mortgages. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $396,228 for the three month period ending March 31, 2004, an increase of $8,274 or 2.1% over the prior year total of $387,954. Loan appraisal, credit, and miscellaneous charges increased by $38,808 to $66,204. This increase was offset by a decrease in gains from selling loans which decreased to $21,404 from $127,095, a decrease of $105,691 or 83.2%. This change reflects the Bank's preference to keep a higher proportion of loans in its portfolio. The Bank also recorded $73,848 in income from Bank Owned Life Insurance during the period due to the purchase of Bank Owned Life Insurance at the end of the first quarter of 2003. Other noninterest income items were comparable from year to year.

Noninterest expense for the three month period increased by $447,176 or 22.9% to $2,395,723 from $1,948,547 in the same period for the prior year. Salary and employee benefits increased by 15% to $1,298,380 from $1,129,326 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased from $168,317 to $181,873, an increase of 8.1% due to additional locations and increased costs at certain locations. Advertising increased to $142,539 from $63,734, an increase of $78,805 or 123.6%. Advertising increased due to an increase in certain sales efforts. Data processing expense increased to $151,998 from a prior year total of $85,305 an increase of $66,693 or 78.2%. This increase was due to certain nonrecurring expenses. Depreciation of furniture fixtures and equipment decreased to $87,200 from the prior year total of $114,900 a decrease of $27,700 or 24.1%. This decrease was the result of certain assets being fully depreciated at the end of 2003. Telephone communications declined slightly to $37,975 from $39,076 in the prior year, a decline of $1,101 or 2.8%. This decline reflected a change in service providers which offset higher usage. The provision for valuation allowances on foreclosed real estate increased to $113,827 as of March 31, 2004 from nothing in 2003 as further increases to the valuation allowance were considered necessary. ATM related expenses increased by $11,585 to $80,098 for the period ending March 31, 2004, an increase of 16.91% due to higher levels of activity, more ATM's, and certain price increases by ATM service providers. Office supplies expense increased to $39,419 from the prior year amount of $23,465, an increase of $15,954 or 68%. These expenses related to increased marketing efforts in the current year. Office equipment expenses decreased to $26,391 from 2003's level of $35,309, a decrease of $8,918 or 25.3%. This decrease was caused by the retirement of certain equipment. Other expenses increased to $236,023 from $220,602 an increase of $15,421 or 7.0%, reflecting larger asset size and increased activity. Income taxes decreased to $70,627 or 7.36% of pretax income in the current year compared to $350,000 or 35.3% of pretax income in the prior year. The decrease in the tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization which generated a current income tax deduction.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2004 increased by $19,535,659 to $371,265,651 from the December 31, 2003 level of $351,729,992. Cash and due from banks increased by $419,427 or 18.1% from December 31, 2003's total. Interest-bearing deposits with banks decreased by $1,998,690 or 22.4% during the period to $6,913,642 at March 31, 2004. Investment securities, including both the available for sale and held to maturity portfolios, increased from $99,895,249 to $102,437,896 an increase of $2,542,647 or 2.5%. Increases were primarily the result of additional purchases of investments and the conversion of interest bearing deposits to investments.

The Bank's loan portfolio increased by $19,767,947 or 9.1% during the three months period ending March 31, 2004 to $237,508,100 from December 2003's total of $217,740,153. The increase was primarily the result of an increase in its portfolio of commercial real estate loans. The increase in commercial real estate lending is a reflection of the strong local economy and continuing sales efforts by the Bank in this area. At March 31, 2004 the Bank's allowance for loan losses totals $2,650,924 or 1.10% of loan balances as compared to $2,572,799 or 1.16% of loan balances at December 31, 2003. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience;
current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Loans held for sale decreased to zero from $474,880 at December 31, 2003. Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2003:

LOAN PORTFOLIO                                          March 31,                                 December 31,
                                                           2004                                       2003
                                           -------------------------------------       --------------------------------
                                                     Amount               %                   Amount            %
                                                     ------              ---                  ------           ---
Real Estate Loans
 Commercial                                      $104,551,947            43.42%           $  94,425,451        42.5%

 Residential first mortgage                        45,987,010            19.10%              43,445,956        19.6%

 Construction and land evelopment                  20,908,895             8.68%              19,601,874         8.8%

 Home equity and second mortgage                   21,080,568             8.76%              19,561,772         8.8%

Commercial loans                                   44,128,332            18.33%              40,901,589        18.4%

Consumer loans                                      4,115,058             1.71%               4,094,234         1.8%
                                                 ------------           ------             ------------      ------
Total loans                                       240,771,810           100.00%             222,030,876      100.00%
 Less:  Deferred loan fees                            612,787             0.25%                 649,756         0.3%
   Allowance for loan losses                        2,650,924             1.10%               2,572,799        1.16%
                                                 ------------           ------             ------------      ------
  Loans receivable net                           $237,508,099                              $218,808,321
                                                 ------------                              ------------


LOAN LOSS ALLOWANCE
                                                3 Months Ended                3 Months Ended
                                                March 31, 2004                March 31, 2003
                                                --------------                --------------
Beginning Balance                               $    2,572,799               $      2,314,074
Charge Offs                                                 --                             --
Recoveries                                               7,923                             --
                                                --------------               ----------------
Net Charge offs                                          7,923                             --
Additions charged to operations                         70,202                          5,386
                                                --------------               ----------------
Balance at end of period                        $    2,650,924               $      2,319,460
                                                ==============               ================

Ratio of net charge-offs during the period to
loans                                                     0.00%                          0.00%
                                                ==============               ================


                                                 Balances as of         Balances as of
                                                 March 31, 2004        December 31, 2003

Restructured Loans                               $         --          $         --
                                                 ------------          ------------


Accruing loans which are contractually
past due 90 days or more:                        $         --          $         --
                                                 ------------          ------------

Loans accounted for on a nonaccrual basis        $    517,601          $    379,544
                                                 ------------          ------------

Total non-performing loans                       $    517,601          $    379,544

Non-performing loans to total loans                      0.22%                 0.17%
                                                 ============          ============

Allowance for loan losses to non-performing
loans                                                  512.16%               677.87%
                                                 ============          ============


Premises and equipment increased due to the renovation of parts of the home office building these improvements were partially offset by depreciation. Foreclosed real estate declined to $567,937 at March 31, 2004 from $706,764 at December 31, 2003 due to the donation of one property and an increase in the valuation allowance. Other assets decreased to $3,079,239 from $3,146,247 at December 31, 2003.

Liabilities

Deposit balances increased by $12,537,258 or 5.51% for the three months ended March 31, 2004. This increase was primarily in interest bearing deposits. Management believes that ongoing stock market volatility combined with questions about certain Mutual Fund operations has made bank deposits more attractive to the general public. The Bank has also increased marketing efforts for all deposit products in the current quarter. Short term borrowings decreased to $27,620,302, a decrease of $3,570,983, in part due to the Bank's decision to convert certain short term borrowings into longer term liabilities. Long term debt increased to $72,955,278 at March 31, 2004, from $63,051,176 at December 31, 2003, due to the extension of certain short term borrowings as noted above. Management has increased long term borrowing because additional long term borrowing would help to stabilize interest expense if interest rates were to increase dramatically. Other liabilities decreased to $1,612,378 at March 31, 2004, from $2,021,053 at December 31, 2003, a decrease of 20.2%.

Stockholders' Equity

Stockholders' equity increased $1,073,957 or 3.85% to $28,985,867 at March 31, 2004 compared to $27,911,910 at December 31, 2003. This reflects the net income of $889,198 for the three months period. Other changes in equity occurred as a result of using $152,558 to purchase shares in the open market and retire them, the exercise of stock options of $197,155, and activity related to the ESOP shares of $74,011. Book value on a per share basis, $37.68 at March 31, 2004, as compared to $37.05 at December 31, 2003, reflects a 1.7% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2004, the maximum available under this line would be $129 million, while current outstanding advances totaled $101 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2004, the Bank's tangible, leverage and risk-based capital ratios were 7.55%, 10.19% and 11.17%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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

Not applicable. The Company qualifies as a "small business issuer."

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings -- None

Item 2 - Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) Not applicable

     (e) The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2004.

                                                                            (c)
                                                                        Total Number
                                                                         of Shares              (d)
                                                                         Purchased            Maximum
                                       (a)                               as Part of       Number of Shares
                                      Total               (b)             Publicly        that May Yet Be
                                    Number of           Average       Announced Plans     Purchased Under
                                      Shares           Price Paid            or             the Plans or
              Period                Purchased          per Share          Programs            Programs
              ------                ---------          ----------         --------            --------
   January 2004
   Beginning Date: January 4
   Ending Date: January 20             883             $ 42.74               883                8,584

   February 2004
   Beginning Date: February 11
   Ending Date: February 26          2,672               41.98             2,672                5,912

   March 2004
   Beginning Date: March 25
   Ending Date: March 25                63               42.00                63                5,849
                                     -----             -------             -----                -----

   Total                             3,618             $ 42.17             3,618                5,849
                                     =====             =======             ======               =====


In an 8-K dated July 25, 2002, and in a press release dated July 23, 2002; the Company announced a plan to buy up to 38,000 shares of its stock through open market purchases. This offer was contingent upon market conditions and had no time limit. There were 8,236 shares purchased under this plan in 2002 and 20,297 in 2003. The Company intends to continue to purchase shares under this plan.

Item 3 - Default Upon Senior Securities -- None

Item 4  Submission of Matters to a Vote of Security Holders -- None

Item 5 - Other Information -- None

Item 6 - Exhibits and Reports on Form 8-K


     (a)Exhibits - The following exhibits are being filed with this Form 10-Q:

           Exhibit 31.1  Rule 13a-14(a) Certification of Chief Executive Officer

           Exhibit 31.2  Rule 13a-14(a) Certification of Chief Financial Officer

           Exhibit 32    Section 1350 Certifications

     (b)The registrant filed a report on Form 8-K with the SEC on February 25, 2004 announcing an annual cash dividend.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRI-COUNTY FINANCIAL CORPORATION:



Date: May 12, 2004                      By: /s/ Michael L. Middleton
                                            ----------------------------------
                                            Michael L. Middleton, President
                                            and Chairman of the Board





Date: May 12, 2004                      By: /s/ William J. Pasenelli
                                            ----------------------------------
                                            William J. Pasenelli, Executive
                                            Vice President and Chief
                                             Financial Officer