Form 10-Q
period 2004-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2004-08-13
CIK 855874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

(Mark  One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to ______


                         Commission File Number 0-18279
                                                -------

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


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) . Yes     No  X
                                                 ---    ---

As of July 30, 2004, the registrant had outstanding 773,762 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q
INDEX
-----


PART I - FINANCIAL INFORMATION                                                                                 Page
   Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2004
       and December 31, 2003                                                                                    3

     Consolidated Statements of Income and Comprehensive Income -
       Three and Six Months Ended June 30, 2004 and 2003                                                        4-5

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2004 and 2003                                                                             6 -7

     Notes to Consolidated Financial Statements                                                                 8 -9

Item 2- Management's Discussion and Analysis of Financial Condition                                          10-17
       and Results of Operations
Item 3 - Quantitative and Qualitative Disclosure about Market Risk                                             17
Item 4 - Controls and Procedures                                                                               17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                     17
Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                      17
Item 3 - Defaults Upon Senior Securities                                                                       18
Item 4 - Submission of Matters to a Vote of Security Holders                                                   18
Item 5 - Other Information                                                                                     19
Item 6 - Exhibits and Reports on Form 8-K                                                                      19


SIGNATURES                                                                                                     20


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2004  AND DECEMBER 31, 2003 (Unaudited)

                                                   ASSETS
                                                                            June 30, 2004  December 31, 2003
                                                                            -------------  -----------------
Cash and due from banks                                                    $   5,509,244    $   2,319,300
Interest-bearing deposits with banks                                           8,875,581        8,912,332
Federal Funds sold                                                               517,127          938,166
Investment securities available for sale - at fair value                      25,284,673       38,290,074
Investment securities held to maturity - at amortized cost                    76,626,553       61,605,175
Stock in Federal Home Loan Bank and Federal Reserve Bank - at cost             5,562,400        4,776,850
Loans held for sale                                                                   --          474,880
Loans receivable - net of allowance for loan losses
 of $2,665,110 and $2,572,799 respectively                                   256,172,187      217,740,153
Premises and equipment, net                                                    5,698,799        5,580,189
Foreclosed real estate                                                           534,561          706,764
Accrued interest receivable                                                    1,401,183        1,318,318
Investment in bank owned life insurance                                        6,069,240        5,921,544
Other assets                                                                   3,018,848        3,146,247
                                                                           -------------    -------------
Total assets                                                               $ 395,270,396    $ 351,729,992
                                                                           =============    =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                                               $  34,857,530    $  29,270,007
Interest-bearing deposits                                                    220,189,887      198,284,561
                                                                           -------------    -------------
Total deposits                                                               255,047,417      227,554,568
Short-term borrowings                                                         36,812,298       31,191,285
Long-term debt                                                                72,947,302       63,051,176
Accrued expenses and other liabilities                                         1,818,542        2,021,053
                                                                           -------------    -------------
Total liabilities                                                            366,625,559      323,818,082
                                                                           -------------    -------------

STOCKHOLDERS' EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares;
issued - 768,556 and 753,278 shares, respectively                                  7,685            7,533
Additional Paid in Capital                                                     8,210,710        7,975,036
Retained earnings                                                             21,021,934       20,071,630
Accumulated other comprehensive loss                                            (501,656)          (3,130)
Unearned ESOP shares                                                             (93,836)        (139,159)
                                                                           -------------    -------------
Total stockholders' equity                                                    28,644,837       27,911,910
                                                                           -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 395,270,396    $ 351,729,992
                                                                           =============    =============

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                  --------------------------    --------------------------
                                                                      2004          2003         2004          2003
INTEREST INCOME:
   Interest and fees on loans                                     $ 3,819,949    $ 3,303,851    $ 7,366,494   $ 6,654,825
   Taxable interest and dividends on investment securites             824,510        604,401      1,867,160     1,135,174
   Interest on bank deposits                                            4,159         15,544          8,775        52,181
                                                                  -----------    -----------    -----------   -----------
        Total interest income                                       4,648,618      3,923,796      9,242,429     7,842,180
                                                                  -----------    -----------    -----------   -----------
INTEREST EXPENSE:
   Interest on deposits                                               747,742        722,708      1,447,912     1,470,135
   Interest on long term debt                                         753,674        655,555      1,539,171     1,268,656
   Interest on short term borrowings                                  100,619            481        179,241         1,247
                                                                  -----------    -----------    -----------   -----------
        Total interest expense                                      1,602,035      1,378,744      3,166,324     2,740,038
                                                                  -----------    -----------    -----------   -----------
NET INTEREST INCOME                                                 3,046,583      2,545,052      6,076,105     5,102,142
PROVISION FOR LOAN LOSSES                                              13,772        108,941         83,974       114,327
                                                                  -----------    -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 3,032,811      2,436,111      5,992,131     4,987,815
                                                                  -----------    -----------    -----------   -----------
NONINTEREST INCOME:
   Loan appraisal, credit, and miscellaneous charges                   81,748        102,583        147,952       129,979
   Net gain on sale of loans held for sale                                 --        237,595         21,404       364,690
   Income from bank owned life insurance                               73,848         53,247        147,696       127,095
   Service charges                                                    305,933         57,242        540,705       211,729
   Loss on the sale of available for sale investment securities       (27,504)                      (27,504)
   Other income                                                            --          3,126             --         8,254
                                                                  -----------    -----------    -----------   -----------
        Total noninterest income                                      434,025        453,793        830,253       841,747
                                                                  -----------    -----------    -----------   -----------

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 continued

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                      ------------------         ----------------------
                                                                      2004          2003         2004           2003
NONINTEREST EXPENSE:
    Salary and employee benefits                                  1,317,544      1,095,727     2,615,924      2,225,053
    Occupancy expense                                               208,267        203,530       390,140        371,847
    Advertising                                                      97,691         71,192       240,230        134,926
    Data processing expense                                         137,222        108,728       289,220        194,033
    Depreciation of furniture, fixtures, and equipment               93,000        114,839       180,200        229,739
    Telephone communications                                         19,480         63,656        57,455        102,732
    ATM expenses                                                     83,775         67,989       163,873        126,469
    Office supplies                                                  22,346         52,373        61,765         75,838
    Valuation allowance on foreclosed real estate                    33,376             --       147,203             --
    Office equipment expense                                         19,294         34,631        45,685         79,973
    Other                                                           285,516        312,829       521,539        533,431
                                                                -----------    -----------   -----------    -----------
     Total noninterest expense                                    2,317,511      2,125,494     4,713,234      4,074,041
                                                                -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                                        1,149,325        764,410     2,109,150      1,755,521
INCOME TAXES                                                        345,749        255,215       416,376        605,215
                                                                -----------    -----------   -----------    -----------
NET INCOME                                                          803,576        509,195     1,692,774      1,150,306
OTHER COMPREHENSIVE INCOME, NET OF TAX
     Net unrealized holding gains (losses) arising during the
      period                                                       (564,678)       110,800      (501,656)      (248,253)
                                                                -----------    -----------   -----------    -----------
COMPREHENSIVE INCOME                                            $   238,898    $   619,995   $ 1,191,118    $   902,053
                                                                ===========    ===========   ===========    ===========
EARNINGS PER SHARE
   Basic                                                        $      1.05    $      0.68   $      2.22    $      1.53
   Diluted                                                             1.01           0.65          2.12           1.45


See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 --------------------------
                                                                   2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       1,692,772       1,150,306
Adjustments to reconcile net income to net
  cash used by operating activities:
  Provision for loan losses                                         83,974         114,327
  Depreciation and amortization                                    293,898         300,600
  Net amortization of premium/discount on investment
   securities                                                      459,221         379,458
  Decrease in federal funds sold                                   421,039              --
  Deferred income tax benefit                                     (135,000)        (29,000)
  Increase in accrued interest receivable                          (82,865)       (106,228)
  Increase (decrease) in deferred loan fees                         28,617         (20,485)
  Decrease in accounts payable, accrued expenses, and other
   liabilities                                                    (202,511)     (1,353,267)
  Increase in other assets                                         371,520         345,004
  Origination of loans held for sale                                    --     (11,008,750)
  Gain on sales of loans held for sale                             (21,404)       (364,690)
  Valuation allowance on foreclosed real estate                    147,203        (103,553)
  Proceeds from sale of loans held for sale                        496,284      10,978,107
                                                              ------------    ------------
          Net cash provided by operating activities              3,552,748         281,829
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with banks              36,751       6,760,553
  Purchase of investment securities available for sale         (23,764,267)    (63,958,171)
  Proceeds from sale, redemption or principal payments
    of investment securities available for sale                 35,625,436      37,559,698
  Purchase of investment securities held to maturity           (31,876,050)     (1,188,207)
  Gain/loss on investments                                          27,507              --
  Proceeds from maturities or principal payments
    of investment securities held to maturity                   16,756,831         839,705
  Net purchase of FHLB and FRB stock                              (785,550)       (390,900)
  Loans originated or acquired                                (100,578,289)    (76,227,936)
  Principal collected on loans                                  62,033,664      78,344,085
  Purchase of Bank owned life insurance policies                                (5,700,000)
  Purchase of premises and equipment                              (412,508)             --
  Proceeds from foreclosed real estate                              25,000          10,000
                                                              ------------    ------------
      Net cash (used) provided in investing activities         (42,911,475)    (23,951,173)
                                                              ------------    ------------

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
continued

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                   --------
                                                             2004           2003
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                27,492,849     10,215,466
  Proceeds from long-term borrowings                      20,000,000      5,000,000
  Payments of long-term borrowings                       (10,103,874)      (103,260)
  Net increase in other borrowed funds                     5,621,013      5,166,822
  Exercise of stock options                                  207,186         31,158
  Net change in unearned ESOP shares                          74,011         92,459
  Dividends paid                                            (541,633)      (422,361)
  Redemption of common stock                                (200,881)      (510,293)
                                                         -----------    -----------
      Net cash provided (used) by financing activities    42,548,671     19,469,991
                                                         -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,189,944     (4,199,353)
CASH AND CASH EQUIVALENTS - JANUARY 1                      2,319,300     10,356,932
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS - JUNE 30                        5,509,244      6,157,579
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest                                                   3,282,864      2,721,647
                                                         ===========    ===========
Income taxes                                                 367,500      1,130,369
                                                         ===========    ===========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   BASIS OF PRESENTATION

     General - The consolidated financial statements of Tri-County Financial Corporation (the "Company") and its wholly owned subsidiary, Community Bank of Tri-County (the "Bank") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2003 have been derived from audited financial statements. There have been no significant changes to the Company's accounting policies as disclosed in the 2003 Annual Report. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2004 presentation.

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


4.   EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2004, there were 6,300 shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                            --------------------------    ------------------------
                                                 2004         2003             2004        2003
       Basic                                   768,807        745,267        762,593      752,690
       Diluted                                 797,996        786,774        797,455      795,236

5.   STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to stock options was recorded during the three and six months ended June 30, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the its stock option plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and six months ended June 30.

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                             --------------------------         -------------------------
                                                                2004            2003                2004           2003
                                                                ----            ----                ----           ----
      Net Income as reported                                 $ 803,576        $509,195          $1,692,774     $1,150,306

      Less pro forma stock based compensation
      Expense determined under the fair
      value method, net of tax effects.                         163,579         173,261             223,579        173,261
                                                              ---------        --------         -----------      ---------
      Pro forma net income                                    $ 639,997        $335,934         $ 1,469,195      $ 977,045
                                                              =========        ========         ===========      ========
      Net Income per share
           Basic - as reported                                 $  1.05          $ 0.68             $  2.22         $ 1.53
           Basic - pro forma                                   $  0.83          $ 0.45             $  1.91         $ 1.30
           Diluted - as reported                               $  1.01          $ 0.65             $  2.12         $ 1.45
           Diluted - pro forma                                 $  0.80          $ 0.43             $  1.84         $ 1.23

6.   NEW ACCOUNTING STANDARDS


     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. As noted in its discussion of operations and financial conditions, the Company completed an offering of trust preferred securities on July 22, 2004. This offering would fall under the provisions of this interpretation. The Company is evaluating its accounting treatment for this entity.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

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

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank serves the Southern Maryland area through its main office and seven branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Bank accepts demand and time deposits, and originates loans to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit, construction, and commercial mortgage loans. The Bank makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank ("FHLB") Systems. The Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance coverage up to applicable limits.

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

Management recognizes that the shift in composition of the Bank's loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management's expectations as to future economic conditions in the Southern Maryland area as well as individual borrower's circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank's allowance for loan losses see the discussion in the financial condition section of this 10-Q, as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2003.

In the last several quarters, the national economy has recovered fitfully from a mild recession. Our local economy has remained strong in relation to the national and statewide economy. In the current quarter, this recovery is gaining strength and appears to be solidly under way. Locally, the housing market has appreciated strongly in the last several quarters in reaction to continued lower interest rates and a strong local job market. National job markets also appear to be strengthening. These economic factors have led to an overall consensus that the recovery is now solid and that the Federal Reserve will likely raise rates again during the next several quarters. The Federal Reserve raised the discount rate on June 30, 2004 and this change was reflected in a change to the prime rate in July of 2004. A series of sharp rate increases could negatively impact the Bank's financial performance. This would be particularly true if these rate increases were more rapid and sustained than the corresponding increases in the Bank's yield on assets. Other negative effects of a sharply higher interest rate environment could include a drop in real estate values. A large sustained drop in real estate values would negatively impact the Bank's collateral on many of our loans and could lead to asset quality problems.

During the last two years, loan customers have reacted to lower interest rates by continuing to refinance higher rate loans. This refinance activity has decreased the interest rates earned on loans. In the last quarter longer term rates have increased slightly. These increases will have the effect of decreasing refinance activity. If rates continue to rise, the Bank may also see an increase in the popularity of adjustable rate mortgages in the residential housing market. Higher rates will also decrease prepayments from our investment portfolio. The Bank has been able to increase net interest income from the prior year through growth in its balance sheet which offset a lower interest margin. Noninterest income decreased slightly during the period, lower gains on the sale of loans and losses on the sale of investments were mostly offset by higher service charge, loan fee, and Bank Owned Life Insurance income. Noninterest expense increased primarily from increases in the Bank's size. An increase in the valuation allowance on foreclosed real estate also increased expenses. Finally, the effective tax rate paid by the Company decreased due to the donation of certain foreclosed property.

SELECTED FINANCIAL DATA
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           -----------------------------
                                                               2004              2003
                                                               ----              ----
Condensed Income Statement
Interest Income                                            $ 9,242,429       $ 7,842,180
Interest Expense                                             3,166,324         2,740,038
Net Interest Income                                          6,076,105         5,102,142
Provision for Loan Loss                                         83,974           114,327
Noninterest Income                                             830,253           841,747
Noninterest Expense                                          4,713,234         4,074,041
Income Before Income Taxes                                   2,109,150         1,755,521
Income Taxes                                                   416,376           605,215
Net Income                                                   1,692,774         1,150,306


Per Common Share
Basic Earnings                                               $    2.22         $    1.53
Diluted Earnings                                                  2.12              1.45
Book Value                                                       37.27             35.86

RESULTS OF OPERATIONS - YEAR TO DATE

Net income for the six month period ended June 30, 2004 totaled $1,692,774 ($2.22 basic and $2.12 diluted earnings per share) compared with net income of $1,150,306 ($1.53 basic and $1.45 diluted earnings per share) for the same period in the prior year. This increase of $542,468 or 47.2% was caused by an increase in net interest income, a reduction in provision for loan losses, and a reduction in income tax expense, which was partially offset by an increase in noninterest expenses and a slight decrease in noninterest income. For the six month period ended June 30, 2004, interest income increased by $1,400,249 or 17.9% to $9,242,429. The increase was due to higher average interest earning asset balances, including investments and loans which was partially offset by lower average rates on loans. Interest expense also increased to $3,166,324 in the six month period ending June 30, 2004 as compared to $2,740,038 in the same period in the prior year an increase of $426,286 or 15.6%. The increase was the result of higher average balances which more than offset lower average rates paid on advances. Rates on deposits increased slightly from the prior period. The changes in average interest rates reflected several factors including a slight increase in short term interest rates, changes in the composition of borrowings, and continued growth in certain loan products.

Provision for loan losses decreased from prior year levels to $83,974 from $114,327 for the six month period ending June 30, 2004 and 2003, respectively. The decrease was caused in by the Bank's continued low levels of delinquency and charge offs which lowered the Bank's estimate of average losses per dollar of loan. These decreases in loss estimates were partially offset by higher ending loan balances. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income decreased slightly to $830,253 for the six month period ending June 30, 2004, a decrease of $11,494 or 1.4% from the prior year total of $841,747. Loan appraisal, credit, and miscellaneous charges increased by $17,973 to $147,952. This increase was offset by a decrease in gains from selling loans which decreased to $21,404 from $364,690, a decrease of $343,286 or 94.1%. This change reflects the Bank's preference to keep a higher proportion of loans in its portfolio because the Bnak felt that the immediate profits from selling loans did not sufficiently offset the loss of future interest income caused by the sale. The Bank also recorded $147,696 in income from Bank Owned Life Insurance ("BOLI"), compared to $127,095 in 2003, an increase of $20,601 or 16.2%. This increase was the result of a BOLI purchase at the end of the first quarter of 2003. Service charges increased by $328,976 or 155.4% form the prior year amount. The increase was due to strong increases in deposits as well as increases in sales of nondeposit products. In the prior year, service charges were also reduced by a write-down of OMSR's. A loss of $27,504 on the sale of certain short term securities was recorded in the current year. In the prior year, other income resulted from the rental of certain properties, in the current year no property was rented to others.

Noninterest expense for the six month period ended June 30, 2004 increased by $639,193 or 15.7% to $4,713,234 from $4,074,041 in the same period for the prior year. Salary and employee benefits increased by 17.6% to $2,615,924 from $2,225,053 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Benefits costs also increased due to increases in insurance costs as well as the addition of certain benefits. Occupancy expense increased from $371,847 to $390,140, an increase of 4.9% due to additional locations and increased costs at certain locations. Advertising increased to $240,230 from $134,926, an increase of $105,304 or 78.1%. Advertising increased due to an increase in certain sales efforts. Data processing expense increased to $289,220 from a prior year total of $194,033 an increase of $95,187 or 49.1%. This increase was due to certain nonrecurring expenses to further improve data processing capability. Depreciation of furniture fixtures and equipment decreased to $180,200 from the prior year total of $229,739 a decrease of $49,539 or 21.6%. This decrease was the result of certain assets being fully depreciated at the end of 2003. Telephone communications declined to $57,455 from $102,732 in the prior year, a decline of $45,277 or 44.1%. This decline reflected a change in service providers which was offset by higher usage. ATM related expenses increased by $37,404 to $163,873 for the period ending June 30, 2004, an increase of 29.6% due to higher levels of activity, more ATM's, and certain price increases by ATM service providers. Office supplies expense decreased to $61,765 from the prior year amount of $75,838, a decrease of $14,073 or 18.6%. Prior year totals were increased by several initiatives in the second quarter of 2003. The provision for valuation allowances on foreclosed real estate increased to $147,203 as of June 30, 2004 from none in 2003. The increase in 2004 was due to an adverse zoning restriction placed on a foreclosed property. This zoning changed the value of the property. The Bank is appealing this decision, however the Bank has increased the valuation allowance pending this appeal. Office equipment expenses decreased to $45,685 from 2003's level of $79,973, a decrease of $34,288 or 42.9%. This decrease was caused by the retirement of certain equipment. Other expenses decreased to $521,539 from $533,431 a decrease of $11,892 or 2.2%, reflecting some small cost reductions. Income taxes decreased to $416,376 or 19.7% of pretax income in the current year compared to $605,215 or 34.5% of pretax income in the prior year. The decrease in the tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization which generated a current income tax deduction.

RESULTS OF OPERATIONS - SECOND QUARTER

The Company recorded net income for the second quarter of 2004 of $803,576 compared to $509,195 for the same period in 2003. The increase was the result of an increase in net interest and noninterest income partially offset by an increase in noninterest expense compared to the same period in 2003. Net interest income increased by 19.7% to $3,046,583 in 2003 from $2,545,052 as a result of increased asset size offset by a slightly lower net interest margin. The provision for loan losses decreased by 87.4% to $13,772 in 2004 from $108,941 in 2003 due to continued low loan write-offs which lowered the estimate of loan losses present in our portfolio. Loan appraisal, credit and miscellaneous charges decreased by $20,835 or 20.3% to $81,748 due to a continued trend in the market toward low or no fee loans. Gain on the sale of mortgage loans decreased from $237,595 to nothing because the Bank has not sold loans in the current quarter. Service charges in 2003 were lower than in 2004, due to write-offs of originated mortgage servicing rights in 2003. Other income amounts declined due to a decline in rental income.

Salary and employee expense increased to $1,317,544 from $1,095,727, an increase of $221,817 or 20.2% due to an increased average salary per employee, higher number of employees, and the addition of certain benefits. Occupancy expense was comparable to the prior year. Advertising expenses increased by $26,499 or 37.2% to $97,691, this increase was the result of delaying of certain advertising efforts in 2003. Data processing expense increased to $137,222, an increase of $28,494 or 26.2% over the prior year total of $108,728. The increase reflects the addition of certain capabilities such as internet banking in the past year. Depreciation of furniture, fixtures and equipment declined due to the write down of large amounts of equipment in the prior year. These expenses decreased by $21,839 or 19.0%. Telephone communications also decreased to $19,480 or by 69.4% from $63,656 due to changes in phone service providers. ATM expenses increased by $15,786 or 23.2% to $83,775 in the current year due to changes in ATM operations. Office supplies expense decreased to $22,346 from $52,373 a decrease of $30,027 or 57.3% as prior year expenses were increased by the need to change some supplies in connection with the introduction of internet banking. Office equipment and other expense was similarly reduced by the retirement of certain equipment. The provision for valuation allowance on foreclosed real estate increased to $33,376 in 2004 based on the write down of certain property in 2004. Other expenses declined by 8.7% The income tax rate was 30.1% compared to 33.4% for the same period in the prior year. This was caused by an increase in nontaxable income.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2004 increased by $43,540,404 to $395,270,396 from the December 31, 2003 level of $351,729,992. Cash and due from banks increased by $3,189,944 or 137.5% from December 31, 2003's total. Interest-bearing deposits with banks decreased by $36,751 or .4% during the period to $8,875,581 at June 30, 2004. Federal funds sold declined to $517,127 or by $421,039 from the December 31, 2003 total of $938,166. Investment securities, including both the available for sale and held to maturity portfolios, increased from $99,895,249 to $101,911,226 an increase of $2,015,977 or 2.0%. Increases were primarily the result of additional purchases of investments and the conversion of Fed funds sold and interest bearing deposits to investments. Stock in the Federal Home Loan Bank and Federal Reserve Banks increased due to increased borrowing from the Federal Home Loan Bank system. Loans held for sale declined to nothing from $474,880 at December 31, 2003. This decline was caused by the

Bank's decision to keep most of its current loan production in its portfolio. The Bank's loan portfolio increased by $38,432,034 or 17.7% during the six month period ending June 30, 2004 to $256,172,187 from December 2003's total of $217,740,153. The increase was primarily the result of an increase in its portfolio of commercial real estate loans. The increase in commercial real estate lending is a reflection of the strong local economy and continuing sales efforts by the Bank in this area. At June 30, 2004 the Bank's allowance for loan losses totals $2,665,110 or 1.03% of loan balances as compared to $2,572,799 or 1.16% of loan balances at December 31, 2003. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2003. The following tables set forth the composition of the Bank's loan portfolio, the activity in the Bank's allowance for loan losses, and information about the Bank's nonperforming loans for the periods indicated:

Loan Portfolio                                     June 30,                   December 31,
                                                     2004                         2003
                                          -------------------------   --------------------------
                                              Amount             %        Amount             %
                                              ------            ---       ------            ---
Real Estate Loans
  Commercial                              $ 113,141,635        43.60% $  93,824,812       42.46%
  Residential first mortgage                 51,394,409        19.80%    42,971,076       19.45%
  Construction and land development          21,422,608         8.25%    19,598,992        8.87%
  Home equity and second mortgage            22,265,518         8.58%    19,561,771        8.85%
Commercial loans                             47,391,119        18.26%    40,909,132       18.51%
Consumer loans                                3,900,381         1.50%     4,096,926        1.85%
                                          -------------       ------  -------------      ------
    Total loans                             259,515,670       100.00%   220,962,709      100.00%
  Less:  Deferred loan fees                     678,373         0.26%       649,756        0.29%
        Allowance for loan losses             2,665,110         1.03%     2,572,799        1.16%
                                          -------------       ------  -------------      ------
    Loans receivable net                  $ 256,172,187               $ 217,740,154
                                          -------------               -------------


Loan Loss Allowance
                                                         6 Months Ended                6 Months Ended
                                                          June 30, 2004                 June 30, 2003
                                                         --------------                --------------
Beginning Balance                                         $   2,572,799                $   2,314,074
Charge Offs                                                      (1,040)                     (51,233)
Recoveries                                                        9,377                          539
                                                          -------------                -------------
Net Charge offs                                                   8,337                      (50,694)
Additions charged to operations                                  83,974                      114,327
                                                                                       -------------
Balance at end of period                                  $   2,665,110                $   2,377,707
                                                          =============                =============

Ratio of net charge-offs during the period to
loans                                                            0.0004%                      0.0474%
                                                          =============                =============

                                                      Balances as of        Balances as of
                                                      June 30, 2004        December 31, 2003
                                                      --------------       -----------------
Restructured Loans                                      $      --              $      --
                                                        ---------              ---------


Accruing loans which are contractually
past due 90 days or more:                               $      --              $      --
                                                        ---------              ---------

Loans accounted for on a nonaccrual basis               $ 524,619              $ 379,544
                                                        ---------              ---------

Total non-performing loans                              $ 524,619              $ 379,544

Non-performing loans to total loans                         0.20%                  0.17%
                                                            ====                   ====

Allowance for loan losses to non-performing
loans                                                     508.01%                626.46%
                                                          ======                 ======

Premises and equipment increased due to the renovation of parts of the home office building. These improvements were partially offset by depreciation. Foreclosed real estate declined to $534,561 at June 30, 2004 from $706,764 at December 31, 2003 due to the donation of one property and an increase in the valuation allowance.


Liabilities

Deposit balances increased by $27,492,849 or 12.1% for the six months ended June 30, 2004. This increase was primarily in interest bearing deposits including several types of interest bearing checking accounts. Management believes that ongoing stock market volatility combined with questions about certain Mutual Fund operations has made bank deposits more attractive to the general public. The Bank has also increased marketing efforts for all deposit products in the current year. Short term borrowings increased to $36,812,298, an increase of $5,621,013, primarily to serve as a funding for loan growth. Long term debt increased to $72,947,302 at June 30, 2004, from $63,051,176 at December 31,
2003, to fund loan growth as noted above.

Stockholders' Equity

Stockholders' equity increased $732,927 or 2.6% to $28,644,837 at June 30, 2004 compared to $27,911,910 at December 31, 2003. This reflects the net income of $1,692,774 and the exercise of stock options of $207,185 for the six month period. These increases in equity were offset by a cash dividend of $541,633, using $200,882 to purchase shares in the open market and retire them, an increase in the accumulated other comprehensive loss of $501,656, and activity related to the ESOP shares of $74,011. Book value on a per share basis, $37.27 at June 30, 2004, as compared to $37.05 at December 31, 2003, reflects a .2% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

LIQUIDITY AND CAPITAL RESOURCES

On July 22, 2004, the Company completed its offering of trust preferred securities. The securities were issued by a special purpose business trust formed by the Company and sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Interest rate on the trust preferred securities is variable and adjustable quarterly at 2.60% over LIBOR with an initial rate of 4.29%. These securities are callable at par at the Company's option after 5 years. The Company intends to use the proceeds of the offering for general corporate purposes, to fund dividends to shareholders and for contribution to the capital of Community Bank of Tri County.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments other than dividend payments on the trust preferred securuties. The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities, short and long term wholesale borrowings, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

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

The Bank may borrow up to 35% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2004, the maximum available under this line would be $138 million, while current outstanding advances totaled $110 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2004, the Bank's tangible, leverage and risk-based capital ratios were 7.53%, 9.75% and 10.67%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

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

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable. The Company qualifies as a "small business issuer."

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 - LEGAL PROCEEDINGS - The Company is not involved in any legal proceedings, other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2 - CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) Not applicable

The following table sets forth information regarding the Company's repurchases of its Common Stock during the three months ended June 30, 2004:

                                                                            (c)
                                                                       TOTAL NUMBER
                                                                         OF SHARES              (d)
                                                                         PURCHASED            MAXIMUM
                                       (a)                              AS PART OF       NUMBER OF SHARES
                                      TOTAL               (b)             PUBLICLY         THAT MAY YET BE
                                    NUMBER OF           AVERAGE       ANNOUNCED PLANS     PURCHASED UNDER
                                      SHARES          PRICE PAID            OR              THE PLANS OR
              PERIOD                PURCHASED          PER SHARE         PROGRAMS             PROGRAMS
              ------                ---------         ----------      ---------------    -----------------
   April 2004
   Beginning Date: April 1
   Ending Date: April 30               553            $ 42.36              553                5,296

   May 2004
   Beginning Date: May 1
   Ending Date: May 31                 309              44.82              309                4,987

   June 2004
   Beginning Date: June 1
   Ending Date: June 30                250              44.20              250                4,737
                                     -----                               -----
   Total                             4,730            $ 42.47            4,730
                                     =====                               =====


In an 8-K dated July 25, 2002, and in a press release dated July 23, 2002; the Company announced a plan to buy up to 38,000 shares of its stock through open market purchases. This offer was contingent upon market conditions and will continue until it is completed or terminated by the Board of Directors. There were 8,236 shares purchased under this plan in 2002 and 20,297 in 2003. The Company intends to continue to purchase shares under this plan.

ITEM 3. - DEFAULT UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on May 5, 2004. The results of the vote were as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                                     VOTES FOR                  VOTES WITHHELD
                                                     ---------                  --------------
                  C. Marie Brown                      533,639                     4,443

                  Louis P. Jenkins, Jr.               533,639                     4,443

                  Michael L. Middleton                533,496                     4,586

          The following individual was elected as a director for a one-year term:

                                                     VOTES FOR                  VOTES WITHHELD
                                                     ---------                  --------------
                  James R. Shepard                    527,205                     10,877

ITEM 5. - OTHER INFORMATION -- None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


     (a)Exhibits - The following exhibits are being filed with this Form 10-Q:

          Exhibit 3.1 Articles of Incorporation of Tri-County Financial Corporation*
          Exhibit 3.2 Amended and Restated Bylaws of Tri-County Financial Corporation*
          Exhibit 31.1  Rule 13a-14(a) Certification of Chief Executive Officer
          Exhibit 31.2  Rule 13a-14(a) Certification of Chief Financial Officer
          Exhibit 32    Rule 1350 Certifications

     (b)Reports on Form 8-K - Not applicable

        -----------

        * Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 33-31287).

        ** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 TRI-COUNTY FINANCIAL CORPORATION:



Date: August 12, 2004               By: /s/Michael L. Middleton
                                    -------------------------------------
                                    Michael L. Middleton, President,
                                    CEO, and Chairman of the Board





Date: August 12, 2004               By: /s/ William J. Pasenelli
                                    -------------------------------------
                                    William J. Pasenelli, Executive
                                    Vice President and Chief
                                    Financial Officer