Form 10-Q
period 2004-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2004-11-15
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-18279

Tri-County Financial Corporation

(Exact name of registrant as specified in its charter)

Maryland (State of other jurisdiction of incorporation or organization)	52-1652138 (I.R.S. Employer Identification No.)

3035 Leonardtown Road, Waldorf, Maryland (Address of principal executive offices)	20601 (Zip Code)

(301) 843-0854
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   (X)     No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  )    No (X)

As of October 29, 2004 registrant had outstanding 767,859 shares of Common Stock.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q	INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$2,103,232	$2,319,300
Interest-bearing deposits with banks	10,509,814	8,912,332
Fed Funds sold	173,699	938,166
Investment securities available for sale — at fair value	17,245,476	38,290,074
Investment securities held to maturity — at amortized cost	168,168,533	61,605,175
Stock in Federal Home Loan Bank and Federal Reserve Bank — at cost	6,112,000	4,776,850
Loans held for sale	—	474,880
Loans receivable — net of allowance for loan losses of $2,931,216 and $2,572,799 respectively	275,441,175	217,740,153
Premises and equipment, net	5,823,631	5,580,189
Foreclosed real estate	534,561	706,764
Accrued interest receivable	1,787,170	1,318,318
Investment in bank owned life insurance	6,143,088	5,921,544
Other assets	2,281,542	3,146,247

Total assets	$496,323,921	$351,729,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$32,303,034	$29,270,007
Interest-bearing deposits	224,269,917	198,284,561

Total deposits	256,572,951	227,554,568
Short-term borrowings	122,699,813	31,191,285
Long-term debt	77,939,247	63,051,176
Guaranteed preferred beneficial interest in junior Subordinated Debentures	7,000,000	—
Accrued expenses and other liabilities	2,055,982	2,021,053

Total liabilities	466,267,993	323,818,082

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized - 15,000,000 shares; issued - 1,147,190 and 1,129,917 shares, respectively	11,472	11,300
Additional Paid in Capital	8,223,167	7,971,269
Retained earnings	21,895,341	20,071,630
Accumulated other comprehensive loss	41,264	(3,130)
Unearned ESOP shares	(115,316)	(139,159)

Total stockholders’ equity	30,055,928	27,911,910

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,323,921	$351,729,992

See notes to consolidated financial statements

*Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on October 22, 2004 as if it had occurred January 1, 2003

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$4,210,202	$3,361,521	$11,549,192	$10,016,346
Taxable interest and dividends on investment securities	1,725,835	639,236	3,592,995	1,824,636
Interest on bank deposits	7,321	5,903	16,096	58,084

Total interest income	5,943,358	4,006,660	15,158,283	11,899,066

INTEREST EXPENSE:
Interest on deposits	842,329	696,914	2,290,241	2,167,049
Interest on long term debt	928,546	725,273	2,467,717	1,993,929
Interest on other borrowings	315,333	9,637	494,574	10,884

Total interest expense	2,086,208	1,431,824	5,252,532	4,171,862

NET INTEREST INCOME	3,857,150	2,574,836	9,905,751	7,727,204
PROVISION FOR LOAN LOSSES	232,996	31,013	316,970	145,340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,624,154	2,543,823	9,588,781	7,581,864

NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	67,071	76,151	215,023	206,130
Net gain on sale of loans held for sale	—	135,036	21,404	499,726
Income from bank owned life insurance	73,848	76,869	221,544	153,738
Service charges	280,078	247,851	820,783	459,580
Loss on the sale of available for sale investment securities			(126,875)	(126,875)
Other income	8,250	819	8,250	9,073

Total noninterest income	302,372	536,726	1,160,129	1,328,247

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NONINTEREST EXPENSE:
Salary and employee benefits	1,305,832	1,305,584	3,921,756	3,530,637
Occupancy expense	185,484	175,459	575,624	547,306
Advertising	128,084	89,140	368,314	224,066
Data processing expense	122,348	103,042	411,568	297,075
Depreciation of furniture, fixtures, and equipment	107,700	132,022	287,900	361,761
Telephone communications	26,961	33,407	84,416	136,139
ATM expenses	87,345	71,153	251,218	197,622
Office supplies	43,572	28,582	105,337	104,420
Valuation allowance on foreclosed real estate	—	—	147,203	—
Office equipment expense	23,120	29,629	68,805	109,602
Other	277,116	222,146	798,655	755,577

Total noninterest expense	2,307,562	2,190,164	7,020,796	6,264,205

INCOME BEFORE INCOME TAXES	1,618,964	890,385	3,728,114	2,645,906
INCOME TAXES	537,658	293,550	954,034	898,765

NET INCOME	1,081,306	596,835	2,774,080	1,747,141
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized holding gains (losses) arising during the period	542,920	(475,055)	44,394	(723,309)

COMPREHENSIVE INCOME	$1,624,226	$121,780	$2,818,474	$1,023,832

EARNINGS PER SHARE
Basic	$0.94	$0.53	$2.42	$1.55
Diluted	0.90	0.50	2.32	1.47
DIVIDENDS PAID PER SHARE	—	—	.47	.36

*	Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on October 22, 2004 as if it had occurred January 1, 2003

See notes to consolidated financial statements.

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,774,080	$1,747,141
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	316,970	145,340
Loss on investment securities	126,875	—
Depreciation and amortization	450,764	474,900
Valuation allowance on foreclosed real estate	147,203	—
Net amortization of premium/discount on investment securities	189,666	367,646
Gain on sales of loans held for sale	(21,404)	(499,725)
Decrease in federal funds sold	764,467	—
Deferred income tax benefit	(37,788)	(29,000)
Increase in accrued interest receivable	(468,852)	(282,667)
Increase (decrease) in deferred loan fees	65,278	(43,588)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	72,716	(1,191,455)
Increase in other assets	620,292	213,052
Origination of loans held for sale	—	(16,246,950)
Proceeds from sale of loans held for sale	496,284	17,393,092

Net cash provided by operating activities	5,496,551	2,047,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits with banks	(1,597,482)	8,533,025
Purchase of investment securities available for sale	(27,914,392)	(63,963,745)
Proceeds from sale, redemption or principal payments of investment securities available for sale	48,498,352	58,892,560
Purchase of investment securities held to maturity	(132,068,945)	(45,833,440)
Proceeds from maturities or principal payments of investment securities held to maturity	25,716,946	2,746,088
Net purchase of FHLB and FRB stock	(1,335,150)	(1,865,500)
Loans originated or acquired	(148,832,804)	(132,967,284)
Principal collected on loans	90,749,534	124,191,640
Purchase of Bank owned life insurance policies	—	(5,847,696)
Purchase of premises and equipment	(685,956)	(237,006)
Proceeds from sale of assets	(8,250)	—
Proceeds from foreclosed real estate	25,000	9,250

Net cash used in investing activities	(147,453,147)	(56,342,108)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 continued

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$29,018,383	$14,156,473
Proceeds from long-term borrowings	25,000,000	15,000,000
Payments of long-term borrowings	(10,111,929)	(111,004)
Net increase in other borrowed funds	91,508,528	26,919,132
Exercise of stock options	223,474	54,375
Net change in unearned ESOP shares	52,532	92,459
Dividends paid	(541,633)	(422,361)
Redemption of common stock	(408,827)	(538,178)
Trust Preferred Debentures	7,000,000	—

Net cash provided by financing activities	141,740,528	55,150,896

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(216,068)	856,574
CASH AND CASH EQUIVALENTS — JANUARY 1	2,319,300	10,356,932

CASH AND CASH EQUIVALENTS — SEPTEMBER 30	$2,103,232	$11,213,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$5,305,519	$4,128,853

Income taxes	$437,500	$1,422,869

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiaries, Community Bank of Tri-County (the “Bank”) and Tri-County Capital Trust I (“Capital Trust I”) , included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2003 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2003 Annual Report. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain previously reported amounts have been restated to conform to the 2004 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2003.

2.	NATURE OF BUSINESS

The Company, through its bank subsidiary, provides domestic financial services primarily in southern Maryland. The primary financial services include real estate, commercial and consumer lending, as well as demand deposits and savings products.

3.	INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

4.	EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2004, there were no shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares after giving effect to the three-for-two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2003. Outstanding shares were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic	1,150,308	1,127,450	1,146,044	1,128,501
Diluted	1,200,576	1,190,474	1,197,512	1,191,834

5.	STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” which encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and nine months ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income as reported	$1,081,306	$596,835	$2,774,080	$1,747,141
Less pro forma stock based compensation expense determined under the fair value method, net of tax effects	60,000	—	308,579	173,261

Pro forma net income	$1,021,306	$596,835	$2,465,501	$1,573,880

Net Income per share
Basic — as reported	$0.94	$0.53	$2.42	$1.55
Basic — pro forma	$0.89	$0.53	$2.15	$1.39
Diluted — as reported	$0.90	$0.50	$2.32	$1.47
Diluted — pro forma	$0.85	$0.50	$2.06	$1.32

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares after giving effect to the three-for-two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2003.

6. Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On July 22, 2004, Tri County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of variable-rate capital securities with an interest rate of 4.22% in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This document contains forward-looking statements, which it intends to be covered under the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Such forward looking statements include discussions of Tri-County Financial Corporation’s (the “Company’s”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank and Tri County Capital Trust I (“Capital Trust I”). The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits, and originates loans to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, construction, home equity lines of credit, commercial mortgages and consumer and commercial business loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (“FHLB”) Systems. The Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending and investment securities has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has also declined. Management believes that these changes will enhance the Bank’s overall long-term financial performance.

Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank has continued to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the financial condition section of this form, as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2003.

In July 2004, the Company formed a subsidiary that sold $7,000,000 in variable rate capital securities in a private pooled transaction. The proceeds of the sale were invested in the Bank. The Bank leveraged these additional funds by buying securities that it funded primarily with reverse repurchase agreements. These assets provided additional net interest income to the Company that increased net income in the third quarter. The Company recognizes that the purchase of securities in this manner may increase its exposure to a decrease in net interest income should there be a series of interest rate increases. The Company feels that these risks have been considered and that the Company is well positioned to continue this program. It is the Company’s intention to gradually replace the investments and wholesale funding with loans and deposits as the Bank grows.

In the third quarter, the Federal Reserve increased the Federal Funds rate, but the economy continues to grow at a slower pace than anticipated by many economic observers. Locally, the economy is strong and Should Say the recovery appears to be getting stronger the housing market has appreciated in reaction to continued low interest rates and a strong local job market. National job markets also appear to be strengthening. These economic factors have led to an overall consensus that the recovery is now solid and that the Federal Reserve will likely raise rates for the next several quarters. A series of sharp rate increases could negatively impact the Bank’s financial performance. This would be particularly true if these rate increases were more rapid and sustained than the corresponding increases in the Bank’s yield on assets. Other negative effects of a sharply higher interest rate environment could include a drop in real estate values. A large sustained drop in real estate values would negatively impact the Bank’s collateral on many of our loans and could lead to asset quality problems.

During the last two years, loan customers have reacted to lower interest rates by continuing to refinance higher rate loans. This refinance activity has decreased the interest rates earned on loans. In the last few quarters longer term rates have increased slightly. These increases will have the effect of decreasing refinance activity. If rates continue to rise, the Bank may also see an increase in the popularity of adjustable rate mortgages in the residential housing market. Higher rates will also decrease prepayments from our investment portfolio. The Bank has been able to increase net interest income from the prior year through growth in its balance sheet, which offset a lower interest margin. Noninterest income decreased primarily due to a reduction in the gain on the sale of loans, offset by an increase in service charges. Noninterest expenses also increased primarily from increases in the Bank’s size. An increase in the valuation allowance on foreclosed real estate also increased expenses. Finally, the effective tax rate paid by the Company decreased due to the donation of certain foreclosed property.

SELECTED FINANCIAL DATA

	Nine Months Ended
	September 30,
	2004	2003
Condensed Income Statement
Interest Income	$15,158,283	$11,899,066
Interest Expense	5,252,532	4,171,862
Net Interest Income	9,905,751	7,727,204
Provision for Loan Loss	316,970	145,340
Noninterest Income	1,160,129	1,328,247
Noninterest Expense	7,020,796	6,264,205
Income Before Income Taxes	3,728,114	2,645,906
Income Taxes	954,034	898,765
Net Income	$2,774,080	$1,747,141
Per Common Share *
Basic Earnings	$2.42	$1.55
Diluted Earnings	2.32	1.47
Book Value	$26.20	$24.70

*All per share amounts have been computed based on weighted-average common and common equivalent shares after giving effect to the three-for-two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2003.

RESULTS OF OPERATIONS

As noted above, all per share amounts have been computed based on weighted-average common and common equivalent shares after giving effect to the three-for-two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2003. Net income for the nine month period ended September 30, 2004 totaled $2,774,080 ($2.42 basic and $2.32 diluted earnings per share) compared with a total of $1,747,141 ($1.55 basic and $1.47 diluted earnings per share) for the same period in the prior year. This increase of $1,026,939 or 58.8% was caused by an increase in net interest income, which was partially offset by an increase in provision for loan losses, a decrease in noninterest income, an increase in income tax expense, and an increase in noninterest expenses. For the nine month period ended September 30, 2004, interest income increased by $3,259,217 or 27.4% to $15,158,283. The increase was due to higher average interest earning asset balances, including investments and loans, which were partially offset by lower average rates on loans. Interest expense also increased to $5,252,532 in the nine month period ending September 30, 2004 as compared to $4,171,862 in the same period in the prior year an increase of $1,080,670 or 25.9%. The increase was the result of higher average balances, which more than offset lower average rates paid on advances and deposits. The changes in average interest rates reflected several factors including an increase in short term interest rates, changes in the composition of borrowings, continued growth in certain deposit products, and continued growth in certain loan products.

Provision for loan losses increased from prior year levels to $316,970 from $145,340 for the nine month period ending

September 30, 2004 and 2003, respectively. The increase was caused by the growth of the Bank’s loan portfolio, and by the establishment of a specific allowance in the current quarter of $113,000 to provide for estimated losses on certain consumer loans. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income decreased to $1,160,129 for the nine month period ending September 30, 2004, a decrease of $168,118 or 12.7% over the prior year total of $1,328,247. Loan appraisal, credit, and miscellaneous charges increased by $8,893 to $215,023. The Bank also recorded $221,544 in income from Bank Owned Life Insurance (“BOLI”), compared to $153,738 in 2003, an increase of $67,806 or 44.1%. This increase was the result of a BOLI purchase at the end of the first quarter of 2003. Service charges increased by $361,203 or 78.6% from the prior year amount. The increase was due to strong increases in deposits, increases in the sale of nondeposit products, and charges recorded in the prior year against originated mortgage servicing rights. These increases were offset by a decrease in gains from selling loans, which decreased to $21,404 from $499,726, a decrease of $478,322 or 95.7%. This change reflects the Bank’s preference to keep a higher proportion of loans in its portfolio. Finally the Company recorded a loss on the sale of certain investment securities available for sale, which reflected recognition of a loss in value of certain equity securities and some losses related to selling mutual funds.

Noninterest expense for the nine month period increased by $756,591 or 12.1% to $7,020,796 from $6,264,205 for the same Whyperiod of the prior year. Salary and employee benefits increased by 11.1% to $3,921,756 from $3,530,637 for the same period of the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Benefits costs also increased due to increases in insurance costs as well as the addition of certain benefits. Occupancy expense increased to $575,624 from $547,306 an increase of 5.2% due to additional locations and increased costs at certain locations. Advertising increased to $368,314 from $224,066, an increase of $144,248 or 64.4%. Advertising increased due to an increase in certain sales efforts. Data processing expense increased to $411,568 from a prior year total of $297,075 an increase of $114,493 or 38.5%. This increase was due to certain nonrecurring expenses. Depreciation of furniture fixtures and equipment decreased to $287,900 from the prior year total of $361,761 a decrease of $73,861 or 20.4%. This decrease was the result of certain assets being fully depreciated at the end of 2003. Telephone communications declined to $84,416 from $136,139 in the prior year, a decline of $51,723 or 38.0%. This decline reflected a change in service providers, which offset higher usage. ATM related expenses increased by $53,596 to $251,218 for the period ending September 30, 2004, an increase of 27.1% due to higher levels of activity, more ATM’s, and certain price increases by ATM service providers. Office supplies increased to $105,337 from the prior year amount of $104,420, an increase of $917 or .88%. The provision for valuation allowances on foreclosed real estate increased to $147,203 as of September 30, 2004 from zero in 2003 as further increases to the valuation allowance were considered necessary. Office equipment expenses decreased to $68,805 from 2003’s level of $109,602, a decrease of $40,797 or 37.2%. This decrease was caused by the retirement of certain equipment. Other expenses increased to $798,655 from $755,577 an increase of $43,078 or 5.7%, reflecting general increases in activity. Income taxes increased to $954,034 or 25.6% of pretax income in the current year compared to $898,765 or 34.0% of pretax income in the prior year. The decrease in the effective tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization, which generated a current income tax deduction.

RESULTS OF OPERATIONS – THIRD QUARTER

The Company recorded net income for the third quarter of 2004 of $1,081,306 compared to $596,835 for the same period in 2003. The increase was the result of an increase in net interest income partially offset by a decrease in noninterest income and an increase in noninterest expense compared to the same period in 2003. Net interest income increased by 49.8% to $3,857,150 in 2004 from $2,574,836 as a result of increased asset size offset by a slightly lower net interest margin. The provision for loan losses increased by 651.3% to $232,996 in 2004 from $31,013 in 2003. The increase was due to a provision of $113,000 for a group of consumer loans in the quarter and continued strong loan growth. Loan appraisal, credit and miscellaneous charges decreased by $9,080 or 11.9% to $67,071 due to market conditions. Gain on the sale of mortgage loans decreased from $135,036 to zero because the Bank has not sold loans in the current quarter. Service charges in 2004 were higher by $32,227 due to higher levels of deposit activity. As noted in the discussion above, the Bank wrote down certain equity securities available for sale and sold at a loss certain mutual funds in the quarter, these activities were recorded as loss on the sale of securities.

Salary and employee expense was comparable from period to period. Occupancy expense was up by 5.7% compared to the prior year due to higher costs at certain branches. Advertising expenses increased by $38,944 or 43.7% to $128,084, this increase was the result of increased marketing in 2004. Data processing expense increased to $122,348, an increase of $19,306 or 18.7% over the prior year total of $103,042. The increase reflects the addition of certain capabilities such as internet banking in the past year. Depreciation of furniture, fixtures and equipment declined due to the write down of large amounts of equipment in the prior year. These expenses decreased by $24,322 or 18.4%. Telephone communications also decreased to $26,961 or by 19.3% under the prior year total of $33,407 due to changes in phone service providers. ATM expenses increased by $16,192 or 22.8% to $87,345 in the current year due to changes in ATM operations. Office supplies expense increased to $43,572 from $28,582 an increase of $14,990 or 52.5% over the prior year. These increases were due to increased supplies expense for marketing purposes. Office equipment and other expense were reduced by the retirement of certain equipment. Other expenses increased by 24.7% due to higher levels of activity. The income tax rate of 33.2% for 2004 was comparable to 2003’s rate of 33.0%.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2004 increased by $144,593,929 or 41.1% to $496,323,921 from the December 31, 2003 level of $351,729,992. Cash and due from banks decreased by $216,068 or 9.3% from December 31, 2003’s total. Interest-bearing deposits with banks increased by $1,597,482 or 17.9% during the period to $10,509,814 at September 30, 2004. Fed funds sold declined to $173,699 or by $764,467 from the December 31, 2003 total of $938,166. Investment securities, including both the available for sale and held to maturity portfolios, increased from $99,895,249 to $185,414,009 an increase of $85,518,760 or 85.6%. These increases were the result of a leverage program to increase Bank investments using wholesale funding. The equity needed for these additional investments was provided by the sale of the variable rate capital securities (“trust preferred securities”) as well as by additional earnings. Stock in the Federal Home Loan Bank and Federal Reserve Banks increased due to increased borrowing from the Federal Home Loan Bank system. Loans held for sale declined to zero from $474,880 at December 31, 2003. This decline was caused by the Bank’s decision to keep most of its current loan production in its portfolio. The Bank’s loan portfolio increased by $57,701,022 or 26.5% during the nine month period ending September 30, 2004 to $275,441,175 from December 2003’s total of $217,740,153. The increase was primarily the result of an increase in its portfolio of commercial real estate loans. The increase in commercial real estate lending is a reflection of the strong local economy and continuing sales efforts by the Bank in this area. At September 30, 2004 the Bank’s allowance for loan losses totals $2,931,216 or 1.05% of loan balances as compared to $2,572,799 or 1.16% of loan balances at December 31, 2003. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Form 10-K for the year ended December 31, 2003:

Loan Portfolio

	September 30,		December 31,
	2004		2003
	Amount	%	Amount	%
Real Estate Loans
Commercial	$133,475,275	47.83%	$93,824,812	42.46%
Residential first mortgage	54,265,939	19.44%	42,971,076	19.45%
Construction and land development	15,119,374	5.42%	19,598,992	8.87%
Home equity and second mortgage	23,276,558	8.34%	19,561,771	8.85%
Commercial loans	49,179,428	17.62%	40,909,132	18.51%
Consumer loans	3,770,850	1.35%	4,096,926	1.86%

Total loans	279,087,424	100.00	220,962,709	100.00
Less: Deferred loan fees	715,034	0.26%	649,757	0.29%
Allowance for loan losses	2,931,216	1.05%	2,572,799	1.16%

Loans receivable net	$275,441,175		$217,740,153

Activity in the Allowance for Loan Losses

	9 Months Ended	9 Months Ended
	September 30, 2004	September 30, 2003
Beginning Balance	$2,572,799	$2,314,074
Charge Offs	(1,040)	(51,233)
Recoveries	42,487	729

Net Recoveries (Charge offs)	41,447	(50,504)
Additions charged to operations	316,970	145,340

Balance at end of period	$2,931,216	$2,408,910

Ratio of net (recoveries) charge-offs during the period to Total loans	-0.02%	0.02%

	Balances as of	Balances as of
	September 30, 2004	December 31, 2003
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a nonaccrual basis	$517,601	$379,544

Total non- performing loans	$517,601	$379,544
Non -performing loans to total loans	0.22%	0.17%

Allowance for loan losses to non performing loans	512.16%	626.46%

Premises and equipment increased due to the renovation of parts of the home office building, partially offset by depreciation. Foreclosed real estate declined to $534,561 at September 30, 2004 from $706,764 at December 31, 2003 due to the donation of one property and an increase in the valuation allowance. Other assets decreased to $2,281,542 from $3,146,247 at December 31, 2003.

Liabilities

Deposit balances increased by $29,018,383 or 12.8%No for the nine months ended September 30, 2004. This increase was primarily in interest bearing deposits. Management believes that ongoing stock market volatility combined with questions about certain Mutual Fund operations has made bank deposits more attractive to the general public. The Bank has also increased marketing efforts for all deposit products in the current year. Short-term borrowings increased to $122,699,813, an increase of $91,508,528, primarily to serve as a funding for loan and investment growth. Long-term debt increased to $77,939,247 at September 30, 2004, from $63,051,176 at December 31, 2003, to fund loan and investment growth. As noted above, the Company sold $7,000,000 of trust-preferred securities to increase regulatory capital at both the Bank and parent company. Other liabilities increased to $2,055,982 at September 30, 2004, from $2,021,053 at December 31, 2003, an increase of 1.7%.

Stockholders’ Equity

Stockholders’ equity increased $2,144,019 or 7.7% to $30,055,928 at September 30, 2004 compared to $27,911,910 at December 31, 2003. This reflects the net income of $2,774,080 for the nine month period. Other changes in equity occurred as a result of a cash dividend of $541,633, using $408,828 to purchase shares in the open market and retire them, the exercise of stock options of $223,473, and activity related to the ESOP shares of $52,532. Book value calculated on a per share basis after giving effect to the 3 for 2 stock split announced on October 22, 2004 as if it occurred on January 1, 2003 was $26.20 at September 30, 2004, as compared to $24.70 at December 31, 2003, reflects a 6.07% increase, with a slight increase in outstanding shares, partially offsetting the gains noted previously.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently engages in no significant business other than that of the Bank and does not currently have any material funding commitments. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities, proceeds from maturing investment securities, reverse repurchase agreements and other borrowings. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the

Bank’s lending and investment activities.

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2004, the maximum available under this line would be $199 million, while current outstanding advances totaled $113 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2004, the Bank’s tangible, leverage and risk-based capital ratios were 9.32%, 10.79% and 11.65%, respectively. These levels are well in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning of income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) SFAS 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance. The establishment of allowance factors is a continuing exercise, based on management’s continuing assessment of the global factors such as delinquencies, loss history, trends in the volume and term of loans, national and local economic trends, concentration of credit, loan classification, and other factors. Changes in allowance factors will have a direct impact on the amount of the provision and a corresponding effect on income before taxes. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or chargeoffs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable. The Company qualifies as a “small business issuer.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings – The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operation of the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(e)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended September 30, 2004.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 2004 1st - 31st	1,510	46.73	1,510	3,227
August 2004 1st - 31st	2,923	47.00	2,923	304
September 2004 1st - 30th	—	—	—	304
Total	4,433	46.91	4,433	304

In an 8-K dated July 25, 2002, and in a press release dated July 23, 2002, the Company announced a plan to buy up to 38,000 shares of its stock through open market purchases. This offer was contingent upon market conditions and had no time limit. On October 25, 2004 the company filed an 8-K announcing plans to repurchase a further 38,000 shares (57,000 after giving effect to the stock split announced on the same date) beginning after the third quarter 10-Q is filed.

Item 3 — Default Upon Senior Securities — None

Item 4   Submission of Matters to a Vote of Security Holders —None

Item 5 — Other Information — None

Item 6 — Exhibits

Exhibit 31 Rule 13a-14(a)/15d- 14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:
Date: November 15, 2004	By:	/s/ Michael L. Middleton
Michael L. Middleton, President
and Chairman of the Board

Date: November 15, 2004	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive
Vice President and Chief Financial Officer