Form 10-K
period 2004-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2005-03-30
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-18279

TRI-COUNTY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1652138

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 645-5601

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $28 million based on the closing price at which the common stock, $0.01 par value, was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

Number of shares of Common Stock outstanding as of March 25, 2005: 1,163,336

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004. (Part II)

2.	Portions of Proxy Statement for 2005 Annual Meeting of Stockholders. (Part III)

PART I

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Tri-County Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Tri-County Financial Corporation operates, as well as nationwide, Tri-County Financial Corporation’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Tri-County Financial Corporation assumes no obligation to update any forward-looking statements.

Item 1. Business

Tri-County Financial Corporation (the “Company”) is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Bank was originally organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted its current corporate title. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and seven branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and Lexington Park, Maryland. The Bank expects to open an office in Prince Frederick, Maryland in 2005. The Prince Frederick location is currently under construction. The Bank operates fifteen Automated Teller Machines (“ATMs”) including seven stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (“FHLB”) Systems and its deposits are insured up to applicable limits by Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

The Company’s executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on its website, www.cbtc.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information on our website should not be considered a part of this Form 10-K.

Market Area

The Bank considers its principal lending and deposit market area to consist of the southern Maryland counties of Charles, Calvert and St. Mary’s. These counties have experienced significant population growth during the past decade due to their proximity to the rapidly growing Washington, D.C. and Baltimore metropolitan areas. Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs. In addition, the area has experienced rapid growth in businesses and federal facilities located in the area. Major federal facilities include the Patuxent Naval Air Station in St. Mary’s County. The Patuxent Naval Air

Station has undergone significant expansion in the last several years and is projected to continue to expand for several more years.

Rapid growth in our market area has been constrained by certain government policies, as all three counties have attempted to limit growth in certain areas. These policies have created some uncertainty about zoning and land use regulations. In some cases, real estate development work has been delayed or cancelled as a result of these policies. Recently, Charles County introduced a user fee system which would involve upfront payments in real estate development, but would remove subsequent regulatory delays. This system has not had an appreciable effect on the pace of residential development. Future regulatory events may adversely affect the Bank’s loan growth.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 15 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked fourth in deposit market share in the Tri-County area as of June 30, 2004, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations, and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, safe deposit boxes, and miscellaneous services. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high quality service.

Lending Activities

General. The Bank offers a wide variety of consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, and commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in the southern Maryland area. The Bank’s primary market for commercial loans consists of small and medium sized businesses located in southern Maryland. The Bank believes that this market is responsive to the Bank’s ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility, and competitive pricing, as well as by leveraging other banking relationships such as soliciting deposit customers for loans.

Residential First Mortgage Loans. Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed and adjustable-rate residential first mortgages.

The Bank offers fixed rate residential first mortgages on a variety of terms including loan periods from 10 to 30 years, and biweekly payment loans. Total fixed rate loan products in our residential first mortgage portfolio amounted to $43.7 million as of December 31, 2004. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2004, the Bank serviced $43 million in residential mortgage loans for others.

The Bank also offers mortgages which are adjustable on a one, three, and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury bill index. As of December 31, 2004, the Bank had $15.4 million in adjustable rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

The Bank makes residential first mortgage loans of up to 97% of appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one to four family loans and loans secured by other than residential real estate are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings. As a result, commercial real estate loans increased to $136.3 million or 46.5% of the loan portfolio at December 31, 2004. The primary security on a commercial real estate loan is the real property and the leases which produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank’s primary market area. At December 31, 2004, the largest outstanding commercial real estate loan was a $5.0 million participation loan, $3.3 million of which was owned by the Bank. This loan is secured by land and commercial office buildings. This loan was performing according to its terms at December 31, 2004.

Loans secured by commercial real estate are larger and involve greater risks than one to four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. Environmental surveys are generally required for commercial real estate loans over $250,000.

Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one to four family dwellings and commercial buildings. Loans to individuals primarily consist of construction/permanent loans which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will lend up to the lower of 80% of the appraised value or purchase price.

In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $12.4 million at December 31, 2004. Bank policy requires that zoning and permits must be in place prior to making development loans.

The Bank’s ability to originate all types of construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. In the event the demand for new houses in the Bank’s market areas were to decline, the Bank may be forced to shift a portion of its lending emphasis. There can be no assurance of the Bank’s ability to continue growth and profitability in its construction lending activities in the event of such a decline.

Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is dependent on the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $19.3 million at December 31, 2004, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $4.6 million at December 31, 2004 are fixed and variable-rate loans which have original terms between 5 and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.

Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan services including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed and adjustable loans under these product lines. This portion of our portfolio is growing rapidly in the last several years, growing from $15.0 million and 8.6% of the portfolio in 2000 to $39.1 million and 13.4% of the overall loan portfolio at December 31, 2004. When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flow of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines which will provide for over collateralization of the loans. At December 31, 2004, the largest outstanding commercial loan was $3.0 million, secured by land. This loan was performing according to its terms at December 31, 2004.

Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon direct loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

Commercial Equipment Loans The Bank has also grown its commercial equipment financing. These loans consist primarily of fixed rate short term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to repay the loans from income. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These however entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines which will provide for over collateralization of the loans.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	(Dollars In Thousands)
	At December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans
Commercial	$136,342	46.51%	$93,825	42.46%	$74,292	37.07%	$65,617	33.39%	$42,226	24.16%
Residential first mortgage	59,087	20.16%	42,971	19.45%	48,976	24.44%	61,430	31.26%	67,975	38.89%
Construction and land development	17,598	6.00%	19,599	8.87%	14,579	7.27%	18,136	9.23%	17,301	9.90%
Home equity and second mortgage	23,925	8.16%	19,562	8.85%	19,007	9.48%	18,580	9.46%	18,637	10.66%
Commercial loans	39,137	13.35%	30,436	13.77%	29,947	14.94%	18,539	9.44%	15,047	8.61%
Consumer loans	3,462	1.18%	4,097	1.85%	4,623	2.31%	5,092	2.59%	5,512	3.15%
Commercial equipment	13,596	4.64%	10,473	4.74%	9,007	4.49%	9,095	4.63%	8,098	4.63%

Total loans	293,147	100.00%	220,963	100.00%	200,431	100.00%	196,489	100.00%	174,796	100.00%

Less: Deferred loan fees	764		650		668		757		776
Loan loss reserve	3,058		2,573		2,314		2,282		1,930

Loans receivable, net	$289,325		$217,740		$197,449		$193,450		$172,090

Loan Originations, Purchases and Sales. The Bank solicits loan applications through its branch network, directly through referrals from customers and through marketing by commercial and residential mortgage loan officers. Loans are processed and approved according to guidelines deemed appropriate for each product type. Loan requirements such as income verification, collateral appraisal and credit reports vary by loan type. Loan processing functions are generally centralized except for small consumer loans.

Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $750,000, Senior Vice Presidents up to $400,000, and Business Development officers up to $150,000. Authorities may be combined up to $1,000,000. For residential mortgage loans, the residential loan underwriter may approve loans up to the conforming loan limit of $307,000. Selected branch personnel may approve secured loans up to $75,000, and unsecured loans up to $50,000. A loan committee consisting of the President and two members of the Board ratify all commercial real estate loans and approve all loans in excess of $1,000,000. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance, pay property taxes, and other conditions.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. During 2004, the Bank sold $496 thousand of mortgage loans generating $21 thousand in income. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. The Bank purchased $14.4 million in participations in 2004. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.

Loans to One Borrower. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.9 million to any one borrower at December 31, 2004. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $6.1 million to any one borrower at December 31, 2004. At December 31, 2004, the largest amount outstanding to any one borrower and their related interests was $6.0 million.

Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank’s outstanding commitments to originate loans at December 31, 2004 was approximately $578 thousand, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	(Dollars in Thousands)
	Due within 1	Due after 1 through	Due more than
	year after	5 years from	5 years from
	December 31, 2004	December 31, 2004	December 31, 2004
Real Estate Loans
Commercial	$32,787	$18,148	$85,407
Residential first mortgage	3,022	11,647	44,418
Construction and land development	6,330	11,268	—
Home equity and second mortgage	19,792	1,819	2,314
Commercial loans	16,330	22,807	—
Consumer loans	405	2,552	505
Commercial equipment	209	10,791	2,596

Total loans	$78,875	$79,032	$135,240

The following table sets forth the dollar amount of all loans due after one year from December 31, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

	(Dollars in Thousands)
		Floating or
	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$10,112	$93,443	$103,555
Residential first mortgage	41,333	14,732	56,065
Construction and land development	—	11,268	11,268
Home equity and second mortgage	3,886	247	4,133
Commercial loans	—	22,807	22,807
Consumer loans	2,945	112	3,057
Commercial equipment	13,387	—	13,387

	$71,663	$142,609	$214,272

Delinquencies. The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes more than 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due or when the loan’s condition puts the timely repayment of principal and interest in doubt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of the loan.

Foreclosed Real Estate

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $476 thousand at December 31, 2004.

Foreclosed real estate is recorded net of a valuation allowance. The allowance is adjusted as circumstances require. These adjustments in the allowance include changes in the value of the property as well as the sale or disposal of the foreclosed property. There is currently one property in foreclosed real estate. This property, with a carrying value of $476 thousand at December 31, 2004, is related to a development project. This project was acquired in July 2001 by deed in lieu of foreclosure. The project is being developed in two phases. Preliminary approvals have been obtained for phase 1 and this portion of the project was sold in 2002. Phase 2 is under contract to sell and will be sold when preliminary approval from Charles County is granted. Total sales price for Phase 2 is expected to be $1.7 million. Under the terms of the agreement, the buyer is responsible for all development costs associated with both phases. The sales agreement provides for a minimal ($25 thousand) payment to the Bank should the buyer decide to not complete its purchase of Phase 2. The Bank did not provide financing for the sales agreement or subsequent development work. Based upon these facts and circumstances the Bank recognized the sale of Phase 1 for accounting purposes. The Bank determined that no sales recognition on the agreement to sell Phase 2 is appropriate at this time. The amount of the remaining allowance and total carrying value of Phase 2 is periodically evaluated for possible impairment. Other properties in the foreclosed real estate section of the balance sheet consist of various properties currently being marketed by the Bank.

Delinquent and Nonaccrual Loans

The following table sets forth information with respect to the Bank’s non-performing loans for the dates indicated. At the dates shown, the Bank had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

	(Dollars in Thousands)
	At December 31,
	2004	2003	2002	2001	2000
Restructured Loans	$—	$—	$—	$—	$—

Accruing loans which are contractually past past due 90 days or more:
Real Estate Loans
Commercial	—	—	—	—	—
Residential first mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	—	25	102
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial equipment	—	—	—	—	—

Total	—	—	—	25	102

Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	—	—	—	—	—
Residential first mortgage	273	275	278	134	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	49	—	—
Commercial loans	393	103	269	—	—
Consumer loans	9	1	1	70	7
Commercial equipment	—	—	—	—	—

Total	675	379	597	204	7

Total non-performing loans	$675	$379	$597	$229	$109

For a detailed discussion of foreclosed real estate at December 31, 2004 see the “Foreclosed Real Estate” section discussed previously. During the year ended December 31, 2004 gross interest income of $44 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2004, the Company recognized $22 thousand in interest on these loans.

At December 31, 2004, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	(Dollars in Thousands)
	At December 31,
	2004	2003	2002	2001	2000
Balance at beginning of period	$2,573	$2,314	$2,282	$1,930	$1,653

Charge-offs:
Real Estate Loans
Commercial	—	—	—	—	—
Residential first mortgage	—	—	—	—	56
Construction and land development	—	—	36	—	—
Home equity and second mortgage	—	—	21	—	—
Commercial loans	1	35	59	—	33
Consumer loans	3	2	15	39	6
Commercial equipment	13	24	—	—	—

Total Charge-offs:	17	61	131	39	95

Recoveries:
Real Estate Loans
Commercial	—	—	—	—	—
Residential first mortgage	33	—	—	—	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	9	—	3	31	—
Commercial equipment	7	2	—	—	12

Total Recoveries	49	2	3	31	12

Net charge-offs	(32)	58	128	8	83

Provision for Possible Loan Losses	453	317	160	360	360

Balance at End of Period	$3,058	$2,573	$2,314	$2,282	$1,930

Ratio of net charge-offs to average loans outstanding during the year	-0.01%	0.03%	0.06%	0.00%	0.05%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Real Estate Loans
Commercial	$1,909	46.51%	$1,409	42.46%	$1,077	37.07%
Residential first mortgage	59	20.16%	64	19.45%	118	24.44%
Construction and land development	132	6.00%	281	8.87%	211	7.27%
Home equity and second mortgage	120	8.16%	244	8.85%	276	9.48%
Commercial loans	530	13.35%	381	13.77%	434	14.94%
Consumer loans	138	1.18%	63	1.85%	68	2.31%
Commercial equipment	170	4.64%	131	4.74%	130	4.49%

Total allowance for loan losses	$3,058	100.00%	$2,573	100.00%	$2,314	100.00%

	At December 31,
	2001		2000
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Real Estate Loans
Commercial	$923	33.39%	$645	24.16%
Residential first mortgage	160	31.26%	192	38.89%
Construction and land development	355	9.23%	285	9.90%
Home equity and second mortgage	373	9.46%	394	10.66%
Commercial loans	186	9.44%	138	8.61%
Consumer loans	102	2.59%	111	3.15%
Commercial equipment	183	4.63%	165	4.63%

Total allowance for loan losses	$2,282	100.00%	$1,930	100.00%

The Bank closely monitors the loan payment activity of all its loans. A loan loss provision is provided by a regular accrual. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank’s historical loss experience, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the sectioned captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2004 Annual Report to Shareholders.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. Government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB Systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta, respectively. During 2004, the Company sold $7 million of guaranteed subordinated debentures to outside investors and invested the proceeds in the Bank as additional capital. The Bank in turn used the proceeds along with additional borrowings to purchase investment securities.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2004, their market value was $181 million.

	(Dollars in thousands)
	At December 31,
	2004	2003	2002
Asset-backed securities:
Freddie Mac and Fannie Mae	$155,678	$84,764	$29,200
Other	16,535	7,284	7,930

Total asset-backed securities	172,213	92,048	37,130

Freddie Mac and Fannie Mae stock	766	756	734
Bond mutual funds	630	2,838	3,962
Treasury bills	300	300	300
Other Investments	1,781	3,954	2,542

Total investment securities	175,690	99,895	44,668
FHLB and Federal Reserve Bank stock	6,144	4,777	2,737

Total investment securities and FHLB and Federal Reserve Bank stock	$181,834	$104,672	$47,405

The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2004 are shown below.

	(Dollars in thousands)
			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Investment securities available for sale:
Corporate equity securities	$766	4.13%	$—		$—		$—
Asset-backed securities	5,664	4.90%	3,435	5.25%	1,576	4.80%	878	4.56%
Mutual funds	630	2.23%	—	—	—	—	—	—

Total investment securities available for sale	$7,060	3.75%	$3,435	5.25%	$1,576	4.80%	$878	4.56%

Investment securities held-to- maturity:
Asset-backed securities	$26,788	3.80%	$97,134	4.50%	$27,509	4.48%	$9,229	4.50%
Treasury bills	300	1.22%	—		—		—
Other investments	1,177	4.50%	604	3.81%	—	—	—	—

Total investment securities held-to-maturity	$28,265	3.17%	$97,738	4.16%	$27,509	4.48%	$9,229	4.50%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s securities are issued by private issuers (defined as an issuer which is not a government or a government sponsored entity). Listed below are the Company’s investments in certain of these issuers which aggregate to more than 10% of the Company’s equity. All of these investments are in CMO’s which are rated AAA by Moodys. For further information regarding the Company’s investment securities, see Note 3 of Notes to Consolidated Financial Statements.

Issuer	Book Value	Rating
Wells Fargo	$10,477,241	AAA
Morgan Stanley	$8,650,074	AAA
Bear Stearns	$4,154,003	AAA
Master Alternative Loans Trust	$5,989,742	AAA
First Horizon	$3,955,335	AAA
Credit Suisse First Boston	$3,354,075	AAA
Citigroup	$5,830,774	AAA
Countrywide	$5,515,513	AAA

Deposits and Other Sources of Funds

General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in the southern Maryland area. Total deposits were $266.8 million as of December 31, 2004. The Bank uses borrowings from the FHLB of Atlanta, reverse repurchase agreements, and other sources to supplement funding from deposits.

Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2004, no brokered deposits were held.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	(Dollars in thousands)
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$37,776	0.81%	$32,772	0.21%	$23,334	0.86%
Interest-bearing demand and money market accounts	85,212	0.89%	67,346	0.66%	73,668	0.47%
Certificates of deposit	93,267	2.46%	82,248	2.75%	70,885	4.10%

Total interest-bearing deposits	216,255	1.49%	182,366	1.57%	167,887	2.06%
Noninterest-bearing demand deposits	32,909		30,277		21,631

	$249,164	1.29%	$212,643	1.35%	$189,518	1.82%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2004.

(Dollars in thousands)
Certificates
Maturity Period	of Deposit
Three months or less	$9,486
Three through six months	1,943
Six through twelve months	9,995
Over twelve months	10,844

$32,268

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s residential mortgage loans and its eligible investments. Generally the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of

40% of assets. In addition to advances the Bank uses reverse repurchase agreements to enhance its funding. Other short-term debt consists of notes payable to the U.S. Treasury on Treasury, Tax and Loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances and convertible advances. Information about borrowings for the years indicated is as follows:

	(Dollars in thousands)
	At or for the
	Year Ended December 31,
	2004	2003	2002
Long-term debt outstanding at end of period	$82,931	$63,051	$48,170
Weighted average rate on outstanding long-term debt	4.20%	4.55%	4.99%
Short-term debt outstanding at end of period	115,304	31,191	752
Weighted average rate on outstanding short-term debt	2.53%	1.15%	0.89%
Maximum outstanding short-term debt at any month end	122,693	40,000	6,500
Average outstanding short-term debt	64,736	7,568	680
Approximate average rate paid on short term debt	1.80%	1.26%	1.04%

For more information regarding the Bank’s borrowings, see Note 9 of Notes to Consolidated Financial Statements.

Subsidiary Activities

Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property which was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank’s investment portfolio.

The Company has one subsidiary other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. Tri-County Capital Trust issued $7.0 million of trust preferred securities on July 22, 2004.

SUPERVISION AND REGULATION

Regulation of the Company

General. The Company is a public company registered with the Securities and Exchange Commission (the “SEC”) and, as the sole shareholder of the Bank, it is a bank holding company and registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the FRB. As a public company the Company is required to file annual, quarterly and current reports with the SEC, and as a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The following discussion summarizes certain of the regulations applicable to the Company but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

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

Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the “Riegle-Neal Act”) authorized the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.

Additionally, the federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the FRB to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.

The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial

Regulation, except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days’ prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB pursuant to FDICIA (“Federal Deposit Insurance Corporation Improvement Act”), the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.

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

Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2004, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.

Sarbanes-Oxley Act of 2002 and Related Regulations. The Sarbanes-Oxley Act of 2002 (“SOX”) contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the “Act”) and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit. Any non-audit services (subject to a 5% de minimis exception) being provided to an audit client require pre-approval by the Company’s audit committee members. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such terms is defined by the SEC rules) and if not, why not.

Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

Currently the Company estimates that compliance with the provisions of the Act and the related rules will cost between $200 thousand and $300 thousand on a pretax basis. This is only an estimate and may increase as initial SOX compliance activities are completed.

Regulation of the Bank

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the SAIF of the FDIC. The Bank is a member of the Federal Reserve and FHLB Systems. The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the FRB and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices. The FDIC, as deposit insurer, has certain secondary examination and supervisory authority. The Bank is required to file reports with the Commissioner and the FRB concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company. The following discussion summarizes certain of the regulations applicable to the Banks but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Capital Adequacy. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

The regulations of the FRB require bank holding companies and state member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 4%. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the FRB require bank holding companies and state member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain servicing assets, purchased credit card relationships, deferred tax assets and credit enhancing interest-only strips. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on available for sale equity securities with readily determinable market values.

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

The FRB has issued regulations which classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2004, the Bank was well capitalized as defined by the FRB’s regulations.

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

Deposit Insurance. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Savings Association Insurance Fund (“SAIF”). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF. In the event that the SAIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for SAIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years.

Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups — “well capitalized, adequately capitalized or undercapitalized.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All SAIF-insured banks, however, are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

Transactions with Affiliates. A state member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state member bank is any company or entity which controls or is under common control with the state member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

Loans to Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus or any loans aggregates $500,000 or more must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

U.S.A. Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Personnel

As of December 31, 2004, the Bank had 98 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Michael L. Middleton (57 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, and served as Chairman from 2003 to 2004. Mr. Middleton also served as Federal Home Loan Bank of Atlanta representative to the Council of Federal Home Loan Banks. Mr. Middleton currently serves on the board of the Baltimore Branch of the Federal Reserve Bank of Richmond.

C. Marie Brown (62 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, a member of the Zonta Club of Charles County and serves on various administrative committees of the Hughesville Baptist Church.

H. Beaman Smith (59 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C and a director of the Maryland 4-H Foundation.

Gregory C. Cockerham (50 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 28 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

William J. Pasenelli (46 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

Item 2. Properties

The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2004.

	Year
	Facility	Leased	Approximate
Office	Commenced	or	Square
Location	Operation	Owned	Footage
Main Office
3035 Leonardtown Road	1974	Owned	16,500
Waldorf, Maryland

Branch Offices
22730 Three Notch Rd.	1992	Owned	2,500
Lexington Park, Maryland

25395 Point Lookout Rd.	1961	Owned	2,500
Leonardtown, Maryland

101 Drury Drive	2001	Owned	2,645
La Plata, Maryland

10321 Southern Md. Blvd.	1991	Leased	1,400
Dunkirk, Maryland

8010 Matthews Road	1996	Owned	2,500
Bryans Road, Maryland

20 St. Patrick’s Drive	1998	Leased (Land)	2,840
Waldorf, Maryland		Owned (Building)

30165 Three Notch Road	2001	Leased (Land)	2,500
Charlotte Hall, Maryland		Owned (Building)

Item 3. Legal Proceedings

Neither the Company, the Bank, or any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for the Registrant’s Common Stock, and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

The information contained under the section captioned “Selected Financial Data” of the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition” of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable since the registrant qualified as a small business issuer.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm in the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information concerning the Company’s directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers” under Part I of this Annual Report, which is incorporated herein by reference.

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and Controller, as well as all of its officer directors and employees, which is included herewith as Exhibit 14.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation, and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a) Security Ownership of Certain Owners

     The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

     (b) Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement.

     (c) Changes in Control

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (d) Equity Compensation Plan Information

     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants including the Company’s 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for. Non-Employee Directors. The Bank’s Executive Incentive Compensation Plan provides for grants of options under the 1995 Stock Option and Incentive Plan if certain performance criteria are met. The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2004.

			(c)
			Number of securities
	(a)		remaining available
	Number of securities to be	(b)	for future issuance
	issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants, and rights	options, warrants, and rights	reflected in column (a)
Equity compensation plans approved by security holders	144,881	$23.55	—

Equity compensation plans not approved by security holders (1)	34,400	$26.55	—

Total	179,281	$24.12	—

(1)	Consists of the 1995 Stock Option Plan for Non-Employee Directors which provides grants of non-incentive options to directors who are not employees of the Company or its subsidiaries. Options are granted under the plan at an exercise price equal to their fair market value at the date of grant and have a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.

(2)	The 1995 Stock Option and Incentive Plan and 1995 Stock Option Plan for Non-Employee Directors each provide for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification, recapitalization or similar event.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with the Company and the Bank” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) List of Documents Filed as Part of this Report

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Tri-County Financial Corporation (1)
3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)
10.1	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (3)
10.2	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (4)
10.3	Employment Agreements with C. Marie Brown, as amended, and Gregory C. Cockerham (2)
10.4	Restated Employment Agreement with Michael L. Middleton (5)
10.5	Guaranty Agreements with Michael L. Middleton, C. Marie Brown and Gregory C. Cockerham (3)
10.6	Executive Incentive Compensation Plan (3)
10.7	Executive Compensation Plan 2003 Amendment (5)
10.8	Employment Agreement with William J. Pasenelli (3)
10.9	Retirement Plan for Directors (3)
10.10	Split Dollar Agreements with Michael L. Middleton and C. Marie Brown (3)
10.11	Guaranty Agreement with William J. Pasenelli (2)
10.12	Split Dollar Agreement with William J. Pasenelli (2)
10.13	Salary Continuation Agreement with Michael L. Middleton (5)
10.14	Salary Continuation Agreement with C. Marie Brown (5)
10.15	Salary Continuation Agreement with Gregory C. Cockerham (5)
10.16	Salary Continuation Agreement with William J. Pasenelli (5)
13	Annual Report to Stockholders for fiscal year ended December 31, 2004
14	Code of Ethics (6)
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Rule 13a-14a Certification of Chief Executive Officer
31.2	Rule 13a-14a Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(3)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-70800).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: March 29, 2005	By:	/s/ Michael L. Middleton

Michael L. Middleton
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli

	Michael L. Middleton		William J. Pasenelli
	(Director, President and Chief		(Chief Financial and Accounting Officer)
Executive Officer)

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.

	C. Marie Brown		Herbert N. Redmond, Jr.
	(Director and Chief Operating Officer)		(Director)

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ H. Beaman Smith	By:	/s/ A. Joseph Slater

	H. Beaman Smith		A. Joseph Slater
	(Director and Secretary/Treasurer)		(Director)

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd

	Louis P. Jenkins, Jr.		James R. Shepherd
	(Director)		(Director)

Date: March 29, 2005		Date: March 29, 2005