Form 10-Q
period 2005-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2005-05-13
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-18279

Tri-County Financial Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1652138
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of principal executive offices)	(Zip Code)

(301) 843-0854

(Registrant’s telephone number, including area code)

Not applicable

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
Yes ☐ No ☑

As of April 26, 2005, the registrant had 1,163,336 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q	INDEX

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$3,685,193	$6,018,096
Federal Funds sold	297,526	777,519
Interest-bearing deposits with banks	11,899,569	10,920,164
Securities available for sale – at fair value	10,716,985	12,948,971
Securities held to maturity — at amortized cost	171,539,879	162,741,155
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	7,461,500	6,144,300
Loans receivable — net of allowance for loan losses of $3,120,585 and $3,057,558, respectively	316,947,399	289,325,051
Premises and equipment, net	6,535,118	6,011,913
Foreclosed real estate	475,561	475,561
Accrued interest receivable	2,086,200	1,870,135
Investment in bank-owned life insurance	6,244,084	6,182,955
Other assets	2,111,663	2,351,303

TOTAL ASSETS	$540,000,677	$505,767,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$39,257,084	$35,552,503
Interest-bearing deposits	241,306,544	231,202,001

Total deposits	280,563,628	266,754,504
Short-term borrowings	125,064,912	115,304,210
Long-term debt	92,848,897	82,931,113
Guaranteed preferred beneficial interest in junior subordinated debentures	7,000,000	7,000,000
Accrued expenses and other liabilities	2,501,187	2,653,721

Total liabilities	507,978,624	474,643,548

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized - 15,000,000 shares; issued 1,158,320 and 1,146,864 shares	11,583	11,469
Additional paid in capital	8,435,572	8,252,152
Retained earnings	23,815,705	22,833,112
Accumulated other comprehensive(loss) income	(113,526)	186,140
Unearned ESOP shares	(127,281)	(159,298)

Total stockholders’ equity	32,022,053	31,123,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$540,000,677	$505,767,123

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
INTEREST INCOME:
Interest and fees on loans	$4,811,653	$3,546,545
Taxable interest and dividends on investment securities	1,739,523	1,042,650
Interest on deposits with banks	13,692	4,616

Total interest income	6,564,868	4,593,811

INTEREST EXPENSE:
Interest on deposits	1,011,619	700,170
Interest on short-term borrowings	800,303	78,622
Interest on long-term debt	997,158	785,497

Total interest expense	2,809,080	1,564,289

NET INTEREST INCOME	3,755,788	3,029,522

PROVISION FOR LOAN LOSSES	63,027	70,202

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,692,761	2,959,320

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	62,907	66,204
Net gain on sale of loans held for sale	—	21,404
Net gain on the sale of foreclosed property	36,000	—
Income from bank-owned life insurance	61,129	73,848
Loss on sale of investment securities	(14,581)	—
Service charges	255,874	234,772

Total noninterest income	401,329	396,228

NONINTEREST EXPENSE:
Salary and employee benefits	1,463,962	1,298,380
Occupancy	231,873	181,873
Advertising	87,412	142,539
Data processing	160,824	151,998
Legal and professional fees	119,445	38,155
Depreciation of furniture, fixtures and equipment	87,100	87,200
Telephone communications	29,194	37,975
Valuation allowance on foreclosed real estate	—	113,827
ATM expenses	69,794	80,098
Office supplies	30,364	39,419
Office equipment	9,702	26,391
Other	259,044	197,868

Total noninterest expenses	2,548,714	2,395,723

INCOME BEFORE INCOME TAXES	1,545,376	959,825
Income tax expense	521,015	70,627

NET INCOME	1,024,361	889,198

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding (losses) gains arising during period	(299,666)	66,152

COMPREHENSIVE INCOME	$724,695	$955,350

INCOME PER COMMON SHARE
Basic	$0.89	$0.79
Diluted	0.84	0.75

Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,024,361	$889,198
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on foreclosed real estate	—	113,827
Provision for loan losses	63,027	70,202
Gain on sale of foreclosed property	(36,000)	—
Loss on sales of investment securities	14,581	—
Depreciation and amortization	170,100	143,049
Net amortization of premium/discount on investment securities	58,139	119,478
Increase in cash surrender of bank-owned life insurance	(61,129)	(17,883)
Deferred income tax benefit	51,110	—
Increase in accrued interest receivable	(216,065)	(19,553)
Decrease in deferred loan fees	(121,043)	(36,970)
Decrease in accrued expenses and other liabilities	(152,534)	(408,674)
Decrease in other assets	342,902	272,359
Gain on sales of loans held for sale	—	(21,404)
Proceeds from sale of loans held for sale	—	496,284

Net cash provided by operating activities	1,137,449	1,599,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(3,653)	(7,503,838)
Proceeds from sale, redemption or principal payments of investment securities available for sale	1,759,327	8,857,505
Purchase of investment securities held to maturity	(25,049,248)	(7,969,601)
Proceeds from maturities or principal payments of investment securities held to maturity	16,200,076	4,054,035
Net purchase of FHLB and Federal Reserve Bank stock	(1,317,200)	(320,200)
Loans originated or acquired	(69,587,499)	(44,183,877)
Principal collected on loans	42,023,167	24,382,698
Purchase of premises and equipment	(693,305)	(219,883)
Proceeds from foreclosed real estate	36,000	25,000

Net cash used in investing activities	(36,632,335)	(22,878,161)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,809,124	12,537,258
Proceeds from long-term borrowings	10,000,000	20,000,000
Payments of long-term borrowings	(82,214)	(10,095,898)
Net increase (decrease) in short-term borrowings	9,760,702	(3,570,983)
Exercise of stock options	155,168	197,155
Net change in unearned ESOP shares	60,395	74,011
Repurchase of common stock	(41,780)	(152,558)

Net cash provided by financing activities	33,661,394	18,988,985

DECREASE IN CASH AND CASH EQUIVALENTS	(1,833,491)	(2,289,263)

CASH AND CASH EQUIVALENTS — JANUARY 1	17,715,779	12,169,798

CASH AND CASH EQUIVALENTS — MARCH 31	$15,882,288	$9,880,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$2,763,742	$1,669,753

Income taxes	$—	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2004 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2004 Annual Report. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2005 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2004.

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

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2005, there were no shares excluded from the diluted net income per share computation because the average market price exceeded the exercise price of all outstanding options. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic	1,151,932	1,134,567
Diluted	1,223,417	1,191,996

     Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

5.	STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the non-vested awards will be based on the fair value of the awards. The Company does not expect the impact of utilizing the “modified prospective application” to adopt SFAS No. 123R to be materially different from the pro-forma information shown below.

No options were awarded during the three-month period ended March 31, 2005, and all options outstanding as of December 31, 2004 were vested; therefore, no awards of options or vesting of previously awarded options have been recognized for pro-forma disclosure purposes during the quarter ended March 31, 2005.

If the Company had elected to recognize stock-based compensation cost based on fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro-forma amounts shown below for the three-month periods ended March 31, 2005 and 2004.

	2005	2004
Net Income as reported	$1,024,361	$889,198

Less pro-forma stock-based compensation expense determined under the fair value method, net of tax effects.	—	60,000

Pro-forma net income	$1,024,361	$829,198

Net income per share
Basic — as reported	$0.89	$0.79
Basic – pro-forma	$0.89	$0.73
Diluted — as reported	$0.84	$0.75
Diluted – pro-forma	$0.84	$0.69

Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

6.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SAFS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” This statement amends the principal that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In March 2004, FASB Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of the impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-01 were initially effective for periods beginning after June 15, 2004. In September 2004, however, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, results of operations, or liquidity.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt from the seller for those-individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchase’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company’s financial condition, result of operations, or liquidity.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt, and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the Southern Maryland area through its main office and seven branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined. Management believes that these changes will enhance the Bank’s overall long-term financial performance.

Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and annual report for the year ended December 31, 2004.

For several quarters until the fourth quarter of 2004, the economy was recovering from a mild recession. In the last several quarters, the Federal Reserve has signaled through rate increases its belief that the economy’s greatest danger appears to be inflation rather than recession. Accordingly the Federal Funds rate has increased from its recent low of 1.00% in June 2004 to 2.75% in March of 2005. While we believe that we are positioned to perform well in a moderate rate increase environment, substantially higher interest rates could effect our future financial performance particularly if key interest rates increased funding costs faster than they increased yields on earning assets. Our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers and might lead to an increase in loan delinquency caused by the borrowers’ inability to pay these higher costs in some cases.

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2005	2004
Condensed Income Statement
Interest Income	$6,564,868	$4,593,811
Interest Expense	2,809,080	1,564,289

Net Interest Income	3,755,788	3,029,522
Provision for Loan Loss	63,027	70,202
Noninterest Income	401,329	396,228
Noninterest Expense	2,548,714	2,395,723

Income Before Income Taxes	1,545,376	959,825
Income Taxes	521,015	70,627

Net Income	$1,024,361	$889,198

Per Common Share
Basic Earnings	$0.89	$0.79
Diluted Earnings	$0.84	$0.75
Book Value	$27.65	$25.12

Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2005 totaled $1,024,361 ($0.89 basic and $0.84 diluted earnings per share) compared with a total of $889,198 ($0.79 basic and $0.75 diluted earnings per share) for the same period in the prior year. This increase of $135,163 or 15.20% was caused by an increase in net interest income combined with a slight decline in provision for loan loss, a small increase in non-interest income, which offset higher non-interest expense and higher tax expense. For the three-month period ended March 31, 2005, interest income increased by $1,971,057 or 42.91% to $6,564,868. The increase was due to higher average balances of earning assets which offset slightly lower yields. The Bank earned slightly lower yields as the percentage of its assets invested in securities increased and the percentage of assets invested in loans decreased. Interest expense also increased to $2,809,080 in the three-month period ending March 31, 2005 as compared to $1,564,289 in the same period in the prior year, an increase of $1,244,791 or 79.58%. The increase was the result of higher average balances and slightly higher rates. The average rate paid on liabilities increased as the Bank made greater use of non-retail deposit funding sources. The changes in interest income and expense reflect the effects of the changing interest rate environment, increased size of the balance sheet, and changes in balance sheet composition that have taken place in the last year.

Provision for loan losses decreased slightly from prior year levels to $63,027 for the three months ended March 31, 2005 from $70,202 for the three month period ended March 31, 2004. The decrease in provision expense was caused by the Bank’s continued success in controlling delinquency and write-offs in its loan portfolio. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

Noninterest income increased to $401,329 for the three-month period ending March 31, 2005, an increase of $5,101 or 1.29% over the prior year total of $396,228. In 2005, the Bank sold certain foreclosed property which had previously been written off. The gain of $36,000 was recognized in 2005, while no similar gain was recognized in 2004. Loan appraisal, credit, and miscellaneous charges decreased by $3,297 to $62,907. These charges are highly variable and collection of them is often dependent on specific local market conditions. The Bank reported a net gain on selling mortgage loans of $21,404 in 2004. No gains from selling loans were earned in 2005. The Bank recorded a decline in income from bank-owned life insurance based on a decline in yield in 2005. The Bank also recorded a loss of $14,581 in

2005 on the sale of certain short-term securities compared to no loss in 2004. Finally, service charges increased to $255,874 in 2005 from the prior year amount of $234,772, an increase of $21,102 or 8.99% due to higher amounts of activity in certain demand deposit accounts.

Noninterest expense for the three-month period increased by $152,991 or 6.39% to $2,548,714 from $2,395,723 in the same period for the prior year. Salary and employee benefits increased by 12.75% to $1,463,962 from $1,298,380 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased from $181,873 to $231,873, an increase of 27.49%, due to additional locations. Advertising expenses decreased to $87,412 from $142,539, a decrease of $55,127 or 38.68%. The reduction in expenses was attributable to the internalization of the marketing function as well as the realignment of expenses to coincide with objectives. Data processing expense increased to $160,824 from a prior year total of $151,998, an increase of $8,826 or 5.81%. This increase was due to increases in the Bank’s size and customer base. Legal and professional fees increased to $119,445 from $38,155, an increase of $81,290 or 213.05%. This increase in expense included increased expenses relating to preparing the Company to meet the additional requirements of Sarbanes–Oxley compliance including increases in outsourced accounting, legal, and other professional services. Telephone communications declined to $29,194 from $37,975 in the prior year, a decline of $8,781 or 23.12%. This decline reflected a change in service providers which offset higher usage. The provision for valuation allowances on foreclosed real estate decreased to $0 in 2005 from $113,827 for the three months ended March 31, 2004 as no further increases to the valuation allowance were considered necessary. ATM related expenses decreased by $10,304 to $69,794 for the period ending March 31, 2005, a decrease of 12.86% due to price concessions by our ATM service providers. Office supplies expense decreased to $30,364 from the prior year amount of $39,419, a decrease of $9,055 or 22.97%. These expenses related to increased marketing efforts in the prior year. Office equipment expenses decreased to $9,702 in 2005 from $26,391 in 2004, a decrease of $16,689 or 63.24%. This decrease was caused by the retirement of certain equipment. Other expenses increased to $259,044 from $197,868 an increase of $61,176 or 30.92%, reflecting larger asset size and increased overall business activity.

Income tax expense increased to $521,015 or 33.71% of pretax income in the current year, from $70,627 or 7.36% of pretax income in the prior year. The prior year’s low income tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization which generated a large income tax deduction, effectively reducing the overall rate.

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2005 increased by $34,233,554 or 6.77% to $540,000,677 from the December 31, 2004 level of $505,767,123. Cash and due from banks decreased by $2,332,903 or 38.76% from December 31, 2004’s total. Federal funds sold decreased to $297,526 from $777,519, a decline of $479,993 or 61.73%. Interest-bearing deposits with banks increased by $979,405 or 8.97% during the period to $11,899,569 at March 31, 2005. Changes in the amounts of these cash equivalents reflect short-term cash changes to fund loans and investments. Investment securities, including both the available for sale and held to maturity portfolios, increased from $175,690,126 to $182,256,864, an increase of $6,566,738 or 3.74%. Increases were primarily the result of additional purchases of investments, primarily floating rate longer-term securities which adjust to a margin over LIBOR.

The Bank’s loan portfolio increased by $27,622,348 or 9.55% during the three-month period ended March 31, 2005 to $316,947,399 from $289,325,051 at December 31, 2004. The increase was primarily the result of increases in the Bank’s portfolio of commercial real estate loans, residential construction loans, and commercial lines of credit. The increase in commercial real estate lending was a reflection of the strong local economy and continuing sales efforts by the Bank in this area. Residential construction has increased as local builders continue to develop land. The increase in commercial lines of credit reflect the Bank’s continued effort to build its commercial lending business. At March 31, 2005 the Bank’s allowance for loan losses totals $3,120,585 or 0.95% of loan balances as compared to $3,057,558 or 1.04% of loan balances at December 31, 2004. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2004.

The following table sets forth information concerning the Bank’s aggregate loans by type at the dates indicated.

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
Real Estate Loans
Commercial	$146,295,636	45.62%	$136,341,597	46.51%
Residential first mortgages	62,396,013	19.46%	59,087,000	20.16%
Residential construction	24,044,973	7.50%	17,597,911	6.00%
Second mortgage loans	24,804,287	7.73%	23,925,108	8.16%
Commercial lines of credit	44,264,377	13.80%	39,136,778	13.35%
Consumer loans	3,509,695	1.09%	3,462,613	1.18%
Commercial equipment	15,396,335	4.80%	13,595,978	4.64%

Total	320,711,316	100.00%	293,146,983	100.00%

Less:
Deferred loan fees	643,332	0.20%	764,374	0.26%
Allowance for loan losses	3,120,585	0.97%	3,057,558	1.04%

Total	$316,947,399		$289,325,051

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	3 Months Ended	3 Months Ended
	March 31, 2005	March 31, 2004
Beginning Balance	$3,057,558	$2,572,799
Charge-Offs	—	—
Recoveries	—	7,923

Net Charge-Offs	—	(7,923)
Additions Charged to Operations	63,027	70,202

Balance at the end of the Period	$3,120,585	$2,650,924

The following table provides information with respect to our non-performing assets at the dates indicated.

	Balances as of	Balances as of
	March 31, 2005	December 31, 2004
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non-accrual basis	$679,980	$674,961

Total non-performing loans	$679,980	$674,961
Non-performing loans to total loans	0.21%	0.22%

Allowance for loan losses to non-performing loans	458.92%	453.00%

Premises and equipment increased due to the renovation of parts of the home office building and the construction of the Prince Frederick Branch. These improvements were partially offset by depreciation. Accrued interest receivable increased by $216,155 due to increases in asset size. Investment in bank-owned life insurance increased due to income accruals. Other assets decreased to $2,111,663 from $2,351,303 at December 31, 2004.

Liabilities

Deposit balances increased by $13,809,124 or 5.18% for the three months ended March 31, 2005. This increase was primarily in interest bearing deposits. Management believes that ongoing stock market volatility combined with questions about certain mutual fund operations has made bank deposits more attractive to the general public. The Bank has also increased marketing efforts for all deposit products in the last year. Short-term borrowings increased to $125,064,912, an increase of $9,760,702 or 8.47% while long term-debt also increased to $92,848,897, an increase of $9,917,784, or 11.96%. These funds were used to fund loans and purchase investments. Accrued expenses decreased slightly to $2,501,187. The decline was caused by the timing of certain tax payments.

Stockholders’ Equity

Stockholders’ equity increased $898,478 or 2.89% to $32,022,053 at March 31, 2005 compared to $31,123,575 at December 31, 2004. This reflects the net income of $1,024,361 for the three months period. Other changes in equity occurred as a result of using $41,780 to purchase 1,198 shares, the exercise of stock options of $155,168, and activity related to the ESOP shares of $60,395. Book value on a per share basis was $27.65 at March 31, 2004, as compared to $27.14 at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments, other than the payment of dividends, the payment of dividends and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2005, the maximum available under this line would be $216 million, while outstanding advances totaled $141 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At March 31, 2005, the Bank had pledged collateral sufficient to draw $164 million under the line.

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

Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2005 totaled $15,882,288, a decrease of $1,833,491 or 10.35% from the December 31, 2004 total of $17,715,779. This decrease was due to the Bank’s increase in loans and investment securities.

The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first quarter in 2005, all financing activities provided $33,661,394 in cash compared to $18,988,985 for the first quarter of 2004. The increase in cash flows from financing activities during the most recent period was principally due to an increase in borrowing activity in 2005. Short-term borrowing provided a net increase in cash of $9,760,702 in 2005, compared to a use of cash of $3,570,983 in 2004. During the first quarter of 2005, net deposit growth was $13,809,124 compared to $12,537,258 in 2004. The Bank also receives cash from its operating activities, which provided $1,137,449 in the first quarter of 2005 compared to $1,599,913 during the first quarter of 2004. The decrease in operating cash flows during 2005 was primarily due to a decrease in proceeds from sale of loans held for sale.

The Bank’s principal use of cash has been in investing activities including its investments in loans for portfolio, investment securities and other assets. During the quarter ended March 31, 2005, the Bank invested a total of $36,632,446 compared to $22,878,161 in 2004. The principal reason for the increase in cash used in investing activities was an increase in the purchase of investments.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2005, the Bank’s tangible, leverage and risk-based capital ratios were 7.21%, 9.52% and 10.27%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.

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

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) SFAS 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the non-specific allowance. The establishment of allowance factors is a continuing exercise, based on management’s continuing assessment of the global factors such as delinquencies, loss history, trends in the volume and term of loans, national and local economic trends, concentration of credit, loan classification, and other factors. Changes in allowance factors will have a direct impact on the amount of the provision and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge offs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable. The Company qualifies as a “small business issuer.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal and executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings – The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

Item 2 — Unregistered sales of equity securities and use of proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended March 31, 2005.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares
	(a)		as Part of	that May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced Plans	Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 2005	1,106	$34.63	1,106	55,894

February 2005	92	38.00	92	55,802

March 2005	—	—	—	55,802

Total	1,198	$34.89	1,198	55,802

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 57,000 shares of its common stock. The program will continue until it is completed or terminated by the Board of Directors.

Item 3 — Default Upon Senior Securities — None

Item 4 — Submission of Matters to a Vote of Security Holders —None

Item 5 — Other Information — None

Item 6 — Exhibits

Exhibit 31 Rule 13a-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:

Date:	May 12, 2005	By:	/s/ Michael L. Middleton

Michael L. Middleton, President
and Chairman of the Board

Date:	May 12, 2005	By:	/s/ William J. Pasenelli

William J. Pasenelli, Executive
Vice President and Chief
Financial Officer