Form 10-Q
period 2005-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2005-08-12
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
As of July 25, 2005, the registrant had 1,160,942 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q	INDEX

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED)

ASSETS

	June 30, 2005	December 31, 2004

Cash and due from banks	$4,963,869	$6,018,096
Federal Funds sold	152,811	777,519
Interest-bearing deposits with banks	14,263,072	10,920,164
Securities available for sale — at fair value	9,632,508	12,948,971
Securities held to maturity — at amortized cost	150,531,067	162,741,155
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,111,100	6,144,300
Loans receivable — net of allowance for loan losses of $3,243,481 and $3,057,558, respectively	339,241,609	289,325,051
Premises and equipment, net	6,841,735	6,011,913
Foreclosed real estate	475,561	475,561
Accrued interest receivable	2,268,885	1,870,135
Investment in bank owned life insurance	6,306,285	6,182,955
Other assets	2,566,410	2,351,303

TOTAL ASSETS	$543,354,912	$505,767,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$41,846,744	$35,552,503
Interest-bearing deposits	276,547,419	231,202,001

Total deposits	318,394,163	266,754,504
Short-term borrowings	79,884,310	115,304,210
Long-term debt	97,840,600	82,931,113
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	7,000,000
Accrued expenses and other liabilities	3,027,528	2,653,721

Total liabilities	511,146,601	474,643,548

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued 1,155,925 and 1,146,864 shares, respectively	11,559	11,469
Additional paid in capital	8,447,202	8,252,152
Retained earnings	23,773,761	22,833,112
Accumulated other comprehensive income	103,070	186,140
Unearned ESOP shares	(127,281)	(159,298)

Total stockholders’ equity	32,208,311	31,123,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,354,912	$505,767,123

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,504,666	$3,819,949	$10,316,319	$7,366,494
Taxable interest and dividends on investment securities	1,763,829	824,510	3,503,352	1,867,160
Interest on deposits with banks	15,544	4,159	29,236	8,775

Total interest income	7,284,039	4,648,618	13,848,907	9,242,429

INTEREST EXPENSE:
Interest on deposits	1,488,801	747,742	2,500,420	1,447,912
Interest on short term borrowings	838,994	100,619	1,639,297	179,241
Interest on long term debt	1,041,661	753,674	2,038,819	1,539,171

Total interest expenses	3,369,456	1,602,035	6,178,536	3,166,324

NET INTEREST INCOME	3,914,583	3,046,583	7,670,371	6,076,105

PROVISION FOR LOAN LOSSES	126,097	13,772	189,124	83,974

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,788,486	3,032,811	7,481,247	5,992,131

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$61,973	$81,748	$124,880	$147,952
Net gain on sale of loans held for sale	—	—	—	21,404
Net gain on the sale of foreclosed property	3,756	—	39,756	—
Income from bank owned life insurance	62,201	73,848	123,330	147,696
Loss on sale of investment securities	—	(27,504)	(14,581)	(27,504)
Service charges	305,876	305,933	561,750	540,705

Total noninterest income	433,806	434,025	835,135	830,253

NONINTEREST EXPENSE:
Salary and employee benefits	1,358,491	1,317,544	2,822,453	2,615,924
Occupancy	293,585	208,267	525,458	390,140
Advertising	118,158	97,691	205,570	240,230
Data processing	162,538	137,222	323,362	289,220
Legal and professional fees	129,723	37,117	249,168	75,272
Depreciation of furniture, fixtures, and equipment	109,250	93,000	196,350	180,200
Telephone communications	24,208	19,480	53,402	57,455
Valuation allowance on foreclosed real estate	—	33,376	—	147,203
ATM expenses	80,087	83,775	149,881	163,873
Office supplies	37,587	22,346	67,951	61,765
Office equipment	19,974	19,294	29,676	45,685
Other	256,314	248,399	515,358	446,267

Total noninterest expenses	2,589,915	2,317,511	5,138,629	4,713,234

INCOME BEFORE INCOME TAXES	1,632,377	1,149,325	3,177,753	2,109,150
Income tax expense	553,288	345,749	1,074,303	416,376

NET INCOME	1,079,089	803,576	2,103,450	1,692,774

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains (losses)	216,596	(564,678)	(83,070)	(501,656)

COMPREHENSIVE INCOME	$1,295,685	$238,898	$2,020,380	$1,191,118

INCOME PER COMMON SHARE
Basic	$0.93	$0.70	$1.82	$1.48
Diluted	0.88	0.67	1.71	1.41

DIVIDENDS DECLARED PER SHARE	$0.00	$0.00	$0.80	$0.47
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,103,450	$1,692,774
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on foreclosed real estate	—	147,203
Provision for loan losses	189,124	83,974
Loss on sales of investment securities	14,581	27,504
Depreciation and amortization	373,650	293,898
Net amortization of premium/discount on investment securities	180,582	459,221
Increase in cash surrender of bank owned life insurance	(123,330)	(147,696)
Deferred income tax benefit	(100,498)	(135,000)
Increase in accrued interest receivable	(398,750)	(82,865)
(Decrease) increase in deferred loan fees	(160,602)	28,617
Increase (decrease) in accounts payable, accrued expenses, other liabilities	373,807	(202,511)
(Increase) decrease in other assets	(111,572)	519,216
Gain on sales of loans held for sale	—	(21,404)
Proceeds from sale of loans held for sale	—	496,284

Net cash provided by operating activities	2,340,442	3,159,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(7,316)	(23,764,267)
Proceeds from sale, redemption or principal payments of investment securities available for sale	3,171,871	35,625,436
Purchase of investment securities held to maturity	(25,249,248)	(31,876,050)
Proceeds from maturities or principal payments of investment securities held to maturity	37,290,218	16,756,831
Net sale (purchase) of FHLB and federal Reserve stock	33,200	(785,550)
Loans originated or acquired	(131,435,265)	(100,578,289)
Principal collected on loans	81,490,185	62,033,664
Purchase of premises and equipment	(1,203,473)	(412,508)
Proceeds from foreclosed real estate	39,756	25,000

Net cash used in investing activities	(35,870,072)	(42,975,733)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$51,639,659	$27,492,849
Proceeds from long-term borrowings	20,000,000	20,000,000
Payments of long-term borrowings	(5,090,513)	(10,103,874)
Trust Preferred Debentures	5,000,000	—
Net (decrease) increase in short term borrowings	(35,419,900)	5,621,013
Exercise of stock options	166,815	207,186
Net change in unearned ESOP shares	60,395	74,011
Dividends Paid	(930,669)	(541,633)
Redemption of common stock	(232,185)	(200,881)

Net cash provided by financing activities	35,193,602	42,548,671

INCREASE IN CASH AND CASH EQUIVALENTS	1,663,973	2,732,151

CASH AND CASH EQUIVALENTS — JANUARY 1	17,715,779	12,169,798

CASH AND CASH EQUIVALENTS — JUNE 30	$19,379,752	$14,901,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$6,105,531	$3,282,864

Income taxes	$1,002,500	$367,500

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2004 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2004 Annual Report. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2005 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2004 Annual Report.

2.	NATURE OF BUSINESS

The Company, through its bank subsidiary, provides financial services primarily in southern Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

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

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2005, there were no shares excluded from the diluted net income per share computation because the average market price exceeded the exercise price of all outstanding options. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic	1,156,255	1,153,211	1,154,237	1,143,890
Diluted	1,231,517	1,196,994	1,230,250	1,196,183
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

Under the terms of the incentive stock plan, management will be compensated for performance based upon a percentage of net income after tax but before incentive accrual. This percentage will be determined by the Board of Directors annually. For 2005, the total incentive payout in both cash and stock based compensation will be based upon 14% of net income. Total cash incentive compensation will be capped at approximately $300,000. Remaining amounts due under the incentive compensation plan will be awarded in the form of stock options. For plan purposes these options will be valued using the Black-Scholes method. Actual option awards will be made at year end.

If the Company had elected to recognize stock-based compensation cost based on fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro-forma amounts shown below for the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income as reported	$1,079,089	$803,576	$2,103,450	$1,692,774

Less pro forma stock based compensation:
Expense determined under the fair value method, net of tax effects.	193,614	163,579	193,614	223,579

Pro forma net income	$885,475	$639,997	$1,909,836	$1,469,195

Net Income per share
Basic — as reported	$0.93	$0.70	$1.82	$1.48
Basic — pro forma	$0.77	$0.55	$1.65	$1.27
Diluted — as reported	$0.88	$0.67	$1.71	$1.41
Diluted — pro forma	$0.72	$0.53	$1.55	$1.23
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

6.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities with an interest rate of 5.07% in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

7.	NEW ACCOUNTING STANDARDS

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt from the seller for those-individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchase’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on the Company’s financial condition, result of operations, or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles and guidelines, demand for loan products, deposit flows and various other matters. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt, and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Prince Frederick, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Prince Frederick location in Calvert county opened in the past quarter. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Company’s report on Form 10-K for the year ended December 31, 2004.
For several quarters until the fourth quarter of 2004, the economy was recovering from a mild recession. In the last couple of quarters, the Federal Reserve has indicated through rate increases and statements, its belief that the economy’s greatest danger appears to be inflation rather than recession. Accordingly, the Federal Funds rate has increased from its recent low of 1.00% in June 2004 to 3.25% in June 2005. While we believe that we are positioned to perform well in a moderate rate increase environment, substantially higher interest rates could affect our future financial performance. Additionally, continued flattening of the yield curve, whereby short-term market interest rates (which we use as a guide to price our deposits) increase while longer-term market interest rates (which we use as a guide to price our loans) may negatively impact our profitability. Further, our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers and might lead to an increase in loan delinquency caused by the borrowers’ inability to pay these higher costs in some cases.
SELECTED FINANCIAL DATA — UNAUDITED

	Six Months Ended
	June 30,
	2005	2004

Condensed Income Statement
Interest Income	$13,848,907	$9,242,429
Interest Expense	6,178,536	3,166,324
Net Interest Income	7,670,371	6,076,105
Provision for Loan Loss	189,124	83,974
Noninterest Income	835,135	830,253
Noninterest Expense	5,138,629	4,713,234
Income Before Income Taxes	3,177,753	2,109,150
Income Taxes	1,074,303	416,376
Net Income	2,103,450	1,692,774

Per Common Share
Basic Earnings	$1.82	$1.48
Diluted Earnings	$1.71	$1.41
Book Value	$27.86	$24.85
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.
RESULTS OF OPERATIONS — YEAR TO DATE
Net income for the six-month period ended June 30, 2005 totaled $2,103,450 ($1.82 basic and $1.71 diluted earnings per share) compared with a total of $1,692,774 ($1.48 basic and $1.41 diluted earnings per share) for the same period in the prior year. This increase of $410,676 or 24.26%, was caused by an increase in net interest income combined with a small increase in non-interest income, partially offset by higher non-interest and tax expenses and a higher provision for loan losses.
For the six-month period ended June 30, 2005, interest income increased by $4,606,478, or 49.84%, to $13,848,907. The increase was due to higher average balances of earning assets combined with higher yields on these assets. The Bank earned higher yields in both investments and loans reflecting the changes in the interest rate environment. Interest expense also increased to $6,178,536 in the six-month period ending June 30, 2005 as compared to $3,166,324 in the same period in the prior year, an increase of $3,012,212 or 95.13%. The increase was the result of higher average balances and higher rates. The average rate paid on liabilities increased as the Bank made greater use of non-retail deposit funding sources including brokered deposits and Federal Home Loan Bank advances. Deposit costs also increased based upon the increase in short term interest rates. The changes in interest income and expense reflect the effects of the changing interest rate environment, increased size of the balance sheet, and changes in balance sheet composition that have taken place in the last year.
Provision for loan losses increased from prior year levels to $189,124 for the six months ended June 30, 2005 from $83,974 for the six month period ended June 30, 2004. The increase in provision expense was caused by the Bank’s continued growth in lending, particularly in non-residential loans, which carry a higher risk of default. The Bank has had a strong record in controlling delinquency and write-offs in the current year, which has tended to moderate the increase in the provision for loan losses. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall loan portfolio.

Noninterest income increased to $835,135 for the six-month period ending June 30, 2005, an increase of $4,882 or 0.59% over the noninterest total of $830,253 during the same period in 2004. In 2005, the Bank sold certain foreclosed property which had previously been written off. The gain of $39,756 was recognized in 2005, while no similar gain was recognized in 2004. Loan appraisal, credit, and miscellaneous charges decreased by $23,072 to $124,880. These charges are highly variable and collection of them is often dependent on specific local market conditions, which currently do not favor them. The Bank reported a net gain on selling mortgage loans of $21,404 in 2004. No gains from selling loans were earned in 2005. The Bank recorded a $24,366 or 16.5% decline in income from bank-owned life insurance based on a decline in yield in 2005. The Bank also recorded a loss of $14,581 in 2005 on the sale of certain short-term securities compared to a loss of $27,504 in 2004. Finally, service charges for the six months ended June 30, increased to $561,750 in 2005 from the prior year amount of $540,705, an increase of $21,045, or 3.89%, due to higher amounts of activity in certain demand deposit accounts. The increase in fees due to increases in demand deposit account balances and number of accounts was partially offset by an increase in fees waived due to customers meeting minimum balance and other requirements.
Noninterest expense for the six-month period increased by $425,395, or 9.03%, to $5,138,629 from $4,713,234 in the same period for the prior year. Salary and employee benefits increased by 7.90% or $206,529 to $2,822,453 from $2,615,924 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased from $390,140 to $525,458, an increase of 34.68%, due to the opening of the Prince Frederick branch in the current period as well as by increased costs at other existing locations. Advertising expenses decreased to $205,570 from $240,230, a decrease of $34,660 or 14.43%. The reduction in expenses was attributable to the internalization of the marketing. Data processing expense for the six months ended June 30, 2005 increased to $323,362 from $289,220 in the prior year period, an increase of $34,142 or 11.80%. This increase was due to increases in the Bank’s size and customer base. Legal and professional fees increased to $249,168 from $75,272, an increase of $173,896 or 231.02%. This increase in expense included increased expenses relating to preparing the Company to meet the additional requirements of Sarbanes–Oxley compliance, including increases in outsourced accounting, legal, and other professional services. Depreciation of furniture fixtures and equipment increased to $196,350 from $180,200 in the prior year period, an increase of $16,150 or 8.96%. This increase was caused by the addition of the Prince Frederick Branch and related equipment as well as by the continued purchase of premises and equipment in other locations. Telephone communications expense declined to $53,402 from $57,455 in the prior year period, a decline of $4,053 or 7.05%. This decline reflected a change in service providers, which offset higher usage. The provision for valuation allowances on foreclosed real estate decreased to $0 in 2005 from $147,203 for the six months ended June 30, 2004 as no further increases to the valuation allowance were considered necessary. ATM related expenses decreased by $13,992 to $149,881 for the period ending June 30, 2005, a decrease of 8.54% due to price concessions by our ATM service providers, which offset higher volumes. Office supplies expense increased to $67,951 from the prior year amount of $61,765, an increase of $6,186 or 10.02%. These expenses were related to certain marketing efforts including the opening of the Prince Frederick branch. Office equipment expenses decreased to $29,676 for the six months ended June 30, 2005 from $45,685 for the six months ended June 30, 2004, a decrease of $16,009 or 35.04%. This decrease was caused by the retirement of certain equipment. Other expenses increased to $515,358 from $446,267 an increase of $69,091 or 15.48%, reflecting larger asset size and increased overall business activity.
Income tax expense increased to $1,074,303, or 33.81% of pretax income in the current year, from $416,376 or 19.74% of pretax income in the prior year. The prior year’s low income tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization which generated a large income tax deduction, effectively reducing the overall rate.
RESULTS OF OPERATIONS — SECOND QUARTER
The Company recorded net income for the second quarter of 2005 of $1,079,089 compared to $803,576 for the same period in 2004. The increase was the result of an increase in net interest income partially offset by an increase in noninterest expense and the provision for loan losses. Net interest income increased by 28.49% to $3,914,583 in 2005 from $3,046,583 in 2004. The increase was a result of increased asset size offset by a slightly lower net interest margin. As noted above, the lower net interest margin was the result of increased amounts of wholesale funds which tended to increase the average rate paid on liabilities, and an increased proportion of investments as a portion of total assets. The provision for loan losses increased by 815.6% to $126,097 for the three months ended June 30, 2005 from $13,772 for the three months ended June 30,2004. The increase in 2005 was caused by the continued strong loan growth in the quarter.

Noninterest income decreased $219 from $434,025 for the three months ended June 30, 2005 to $433,806 for the three months ended June 30, 2004, primarily due to decreases in loan appraisal, credit and miscellaneous charges and income from bank-owned life insurance, offset by the absence of a loss on the sale of investment securities in the 2005 period. Loan appraisal, credit and miscellaneous charges decreased by $19,775 or 24.19% to $61,973 due to a continued trend in the market toward low or no fee loans. Service charges in 2005 were flat from 2004. Income from Bank owned life insurance declined as the crediting rate on Bank owned policies declined.
Noninterest expense increased $272,404, or 11.75%, from $2,317,511 for the three months ended June 30, 2004 to $2,589,915 for the three months ended June 30, 2005. Salary and employee expense increased to $1,358,491 from $1,317,544, an increase of $40,947, or 3.11%, due to an increased average salary per employee, a higher number of employees, and the addition of certain benefits. Occupancy expense increased by $85,318 or 40.97%, reflecting the costs of the new Prince Frederick branch that opened in April 2005, as well as renovations to our home office. Advertising expenses increased by $20,467, or 20.95%, to $118,158, reflecting several advertising campaigns carried out in the quarter. Data processing expense increased to $162,538, an increase of $25,316 or 18.45%, from expense in the prior year period of $137,222. These costs have increased as the Bank has grown in size and also reflect added systems. Legal and professional fees have increased by $92,606, or 249.50%, to $129,723. These costs include additional amounts spent on compliance with the provisions of Sarbanes-Oxley including additional monies spent on internal audit, accountants and other professionals. Depreciation of furniture, fixtures and equipment increased by $16,250 to $109,250. This increase was due to the purchase of additional furniture and equipment for both the Prince Frederick branch and home office renovation. Telephone communications expense increased to $24,208, or by 24.27%, from $19,480 due to increased volume of calls. ATM expenses declined by $3,688, or 4.40%, to $80,087 in the current year as lower per unit costs were partially offset by higher volumes of transactions. Office supplies expense increased to $37,587 from $22,346 an increase of $15,241 or 68.20% reflecting higher transaction volumes. The provision for valuation allowance on foreclosed real estate was $33,376 in the three months ended June 30, 2004 based on the write down of certain property in 2004. Other expenses increased by 3.19%, reflecting the Bank’s continued growth. The income tax rate was 33.89% compared to 30.08% for the same period in the prior year. This was caused by a decrease in certain nontaxable income.
FINANCIAL CONDITION
In 2004, the Company began implementing a leveraging strategy. This strategy included the sale of a trust preferred issue of $7,000,000 in July 2004 which was subsequently invested in the Bank. The Bank used the proceeds to purchase securities and fund loans. These increases in interest earning assets were also funded by increases in short and long term borrowings as well as by increases in retail deposits. In 2005, the Company sold an additional $5,000,000 of trust preferred issues. In 2005, the Company restrained the growth of its investment portfolio and focused on retail loan and deposit growth.
Total assets as of June 30, 2005 increased by $37,587,789, or 7.43%, to $543,354,912 from the December 31, 2004 level of $505,767,123. Cash and due from banks decreased by $1,054,227, or 17.52%, from December 31, 2004’s total. Federal funds sold decreased to $152,811 from $777,519, a decline of $624,708 or 80.35%. Interest-bearing deposits with banks increased by $3,342,908, or 30.61%, during the period to $14,263,072 at June 30, 2005. Changes in the amounts of these cash equivalents reflect short-term cash changes to fund loans and investments. Investment securities, including both the available for sale and held to maturity portfolios, decreased from $175,690,126 to $160,163,575, a decrease of $15,526,551 or 8.84%. Decreases were the result of principal repayments collected in the current quarter. These repayments were used to fund loan growth, as well as to pay off short-term debt.
The Bank’s loan portfolio (net of allowance for loan losses), increased by $49,916,558 or 17.25% during the six-month period ended June 30, 2005 to $339,241,609 from $289,325,051 at December 31, 2004. The increase was primarily the result of increases in the Bank’s portfolio of commercial real estate loans, residential construction loans, and commercial lines of credit. The increase in commercial real estate lending was a reflection of the strong local economy and continuing sales efforts by the Bank in this area. Residential construction has increased as local builders continue to develop land. The increase in commercial lines of credit reflect the Bank’s continued effort to build its commercial lending business.
At June 30, 2005, the Bank’s allowance for loan losses totals $3,243,481 or 0.95% of loan balances as compared to $3,057,558 or 1.04% of loan balances at December 31, 2004. Management’s determination of the adequacy of the allowance for loan loss is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance for loan loss is adequate. Additional loan information for prior years is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table sets forth information concerning the Bank’s aggregate loans by type at the dates indicated.

Loan Portfolio	June 30, 2005		December 31, 2004
	Amount	%	Amount	%

Real Estate Loans
Commercial	$155,010,876	45.19%	$136,341,597	46.51%
Residential First
Mortgages	65,333,046	19.04%	59,087,000	20.16%
Residential Construction	28,081,145	8.18%	17,597,911	6.00%
Second Mortgage Loans	26,406,928	7.70%	23,925,108	8.16%
Commercial lines of credit	49,210,114	14.34%	39,136,778	13.35%
Consumer loans	3,481,174	1.01%	3,462,611	1.18%
Commercial equipment	15,565,580	4.54%	13,595,978	4.64%

Total Loans	343,088,863	100.00%	293,146,983	100.00%
Less:
Deferred loan fees	603,773	0.18%	764,374	0.26%
Allowance for loan losses	3,243,481	0.95%	3,057,558	1.04%

Loans Receivable Net	$339,241,609		$289,325,053

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	6 Months ended	6 Months Ended
	June 30, 2005	June 30, 2004

Beginning Balance	$3,057,558	$2,572,799
Charge Offs	(3,201)	(1,040)
Recoveries	—	9,377

Net (Charge offs) Recoveries	(3,201)	8,337
Additions charged to operations	189,124	83,974

Balance at end of period	$3,243,481	$2,665,110

Ratio of net charge-offs during the period to Loans	0.00%	0.00%

The following table provides information with respect to our non-performing assets at the dates indicated.

	Balances as of	Balances as of
	June 30, 2005	December 31, 2004

Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more	—	—

Loans accounted for on a non-accrual basis	580,386	674,961

Total non-performing loans	$580,386	$674,961

Non-performing loans to total loans	0.17%	0.23%

Allowance for loan losses to non- performing loans	558.85%	453.00%

Premises and equipment increased due to the renovation of parts of the home office building and the construction of the Prince Frederick Branch. These improvements were partially offset by depreciation. Accrued interest receivable increased by $398,750 due to increases in asset size. Investment in bank-owned life insurance increased due to income accruals. Other assets increased to $2,566,410 from $2,351,303 at December 31, 2004, due to increases in certain prepaid assets.
Liabilities
Total liabilities increased $36,503,053, or 7.69% from $474,643,548 at December 31, 2004 to $511,146,601 at June 30, 2005. Deposit balances increased by $51,639,659, or 19.36%, for the six months ended June 30, 2005. This increase was primarily in interest bearing deposits. Approximately $24,000,000 of the increase was due to increases in brokered deposits. Other increases were due to increased marketing efforts on the part of the Bank. Management believes that ongoing stock market volatility combined with questions about certain mutual fund operations has made bank deposits more attractive to the general public. Short-term borrowings decreased to $79,884,310, a decrease of $35,419,900, or 30.72%, while long-term debt increased to $97,840,600, an increase of $14,909,487 or 17.98%. Generally the Bank has decreased short term borrowings by paying off the borrowings or replacing them with either long-term borrowings or deposits. Funding in excess of amounts used to repay short-term debt has been used to fund growth in the loan portfolio. The increase in liabilities was used to increase loans. On June 15, 2005, the Company completed the sale of an additional $5,000,000 in trust preferred securities. The proceeds were used to increase capital levels at the Bank. Accrued expenses increased slightly to $3,027,528. The increase was caused by increases in accrued interest expense.
Stockholders’ Equity
Stockholders’ equity increased $1,084,736, or 3.49%, to $32,208,311 at June 30, 2005 compared to $31,123,575 at December 31, 2004. Increases in equity were caused by net income of $2,103,450 for the six-month period, the exercise of options for $166,815, and a net increase in ESOP shares of $60,395 as shares were released from the suspense account upon repayment of related loans. These increases were partially offset by cash dividends of $930,669, stock repurchases of $232,185, and unrealized holding losses of $83,070. Book value on a per share basis was $27.86 at June 30, 2005, as compared to $27.14 at December 31, 2004.
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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, brokered deposits, advances from the Federal Home Loan Bank, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank has occasionally used brokered deposits as a funding source and at June 30, 2005 approximately $24,000,000 of brokered deposits had been accepted. The Bank also uses various other wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2005, the maximum amount of funds available under this line would be $217 million, while outstanding advances totaled $111 million. In order to draw on this line of credit the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At June 30, 2005, the Bank had pledged collateral sufficient to draw $161 million under the line.
The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.
At June 30, 2005, the Company had $80.9 million in loan commitments outstanding, which included $34.3 million in undisbursed construction loans, $18.7 million in unused home equity lines of credit and $27.9 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2005 totaled $77.9 million, or 51% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. The Company believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
Cash, cash equivalents, and interest-bearing deposits with banks as of June 30, 2005 totaled $19,379,752, an increase of $1,663,973, or 9.39%, from the December 31, 2004 total of $17,715,779. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first two quarters in 2005, all financing activities provided $35,193,602 in cash compared to $42,548,671 for the first two quarters of 2004. The decrease in cash flows from financing activities was due to the decrease in short-term borrowings in 2005, compared to an increase in 2004. Short-term borrowing provided a net use of cash of $35,419,900 in 2005, compared to a source of cash of $5,621,013 in 2004. This decline in net cash flows form borrowing was partially offset by an increase in cash flows from net deposits in 2005. In 2005, net deposit growth was $51,639,659 compared to $27,492,849 in 2004. The issuance of Trust Preferred Debentures of $5,000,000 in 2005 also offset the uses of cash noted above.
The Bank’s principal use of cash has been its investments in loans for portfolio, investment securities and other assets. During the period ended June 30, 2005, the Bank invested a total of $35,870,072 compared to $42,975,733 in 2004. The principal reason for the decrease in cash used in investing activities was a decrease in the use of funds for the purchase of investments. This decline was offset by a decline in principal collected in the sale, redemption, or principal payment of investments. In the six-month period ended June 30, 2005, the Bank originated or acquired $131,435,265 in loans compared to $100,578,289 in 2004. This increase in the use of cash for lending was partially offset by an increase in principal collected on loans. For the period ending June 30, 2005, the Bank collected $81,490,185 on loans compared to $62,033,664 in 2004.
REGULATORY MATTERS
The Bank and Company are subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2005, the Bank’s tangible, leverage and risk-based capital ratios were 8.04%, 11.43% and 12.32%, respectively. These levels are in excess of the 4.0%, 4.0% and 8.0% ratios required the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At June 30, 2005, the Company’s tangible, leverage and risk-based capital ratios were 7.87%, 11.20% and 12.41%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its determination of the allowance for loan losses and the valuation allowance on its foreclosed real estate to be critical accounting policies. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.
The loan loss allowance balance is an estimate based upon management’s evaluation of the loan portfolio. Generally the allowance is comprised of a specific and a general component. The specific component consists of management’s evaluation of certain loans and their underlying collateral. Loans are examined to determine the specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower, or other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Management assesses the ability of the borrower to repay the loan based upon any information available. Depending on the assessment of the borrower’s ability to pay the loan as well as the type, condition, and amount of collateral, management will establish an allowance amount specific to the loan.
In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans. Management also examines the Bank’s history of write-offs and recoveries within each loan category. The state of the local and national economy is also considered. Based upon these factors the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.
Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the general component of the allowance. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for loan losses, refer to Notes 1 and 4 to the Consolidated Financial Statements as presented in the Company’s annual report on Form 10-K.
In addition to the loan loss allowance, the Company also maintains a valuation allowance on its foreclosed real estate. As with the allowance for loan losses the valuation allowance on foreclosed real estate is based on SFAS No. 5, “Accounting for Contingencies,” as well as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.
In estimating the cash flow from the sale of foreclosed real estate, management must make significant assumptions regarding the timing and amount of cash flows. In cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development, and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved, and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling, or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable. The Company qualifies as a “small business issuer.”
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings — The Company is not involved in any legal proceedings. The Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.
Item 2 – Unregistered sales of equity securities and use of proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended June 30, 2005.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares
	(a)		as Part of	that May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced Plans	Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs

April 1-30, 2005	—	—	—	55,802
May 1-31, 2005	4,094	46.51	4,094	51,708
June 1-30, 2005	—	—	—	51,708

Total	4,094	46.51	4,094	51,708

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase approximately 5% of the outstanding shares of its stock (57,000 shares of common stock after adjusting for the three for two stock split announced at the same time). The program will continue until it is completed or terminated by the Board of Directors.
Item 3 — Default Upon Senior Securities — None
Item 4 — Submission of Matters to a Vote of Security Holders- At the annual meeting of shareholders on May 11, 2005, two matters were put to a vote of security holders. Nominees James R. Shepherd and H. Beaman Smith were elected as directors. For Mr. Shepherd, 794,141 votes were recorded for, and 2,727 were withheld. For Mr. Smith, 776,444 votes were recorded for and 20,424 were withheld. The second matter put to a vote of security holders was the approval of the Tri-County Financial Corporation 2005 Equity Compensation Plan — 654,948 votes were recorded in favor with 48,670 opposed and 19,998 abstentions.
Item 5 — Other Information — On May 11, 2005, the stockholders of the Company approved the Tri-County Financial Corporation 2005 Equity Compensation Plan (the “Plan”), under which 110,000 awards (consisting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and similar rights to purchase or acquire shares) may be issued. Directors, officers and employees of the Company and its affiliates are eligible to participate in the Plan. The terms of the Plan were previously disclosed in and a copy of the plan was contained as an appendix to the Company’s definitive proxy materials for the 2005 Annual Meeting of Stockholders with the Securities and Exchange Commission on April 11, 2005.
Item 6 – Exhibits
     Exhibit 10   Tri-County Financial Corporation 2005 Equity Compensation Plan (1)
     Exhibit 31.1   Certification of Chief Executive Officer
     Exhibit 31.2   Certification of Chief Financial Officer
     Exhibit 32   Section 1350 Certifications

(1)	Incorporated by reference to the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on April 11, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: August 12, 2005	By:	/s/ Michael L. Middleton

Michael L. Middleton President and Chairman of the Board

Date: August 12, 2005	By:	/s/ William J. Pasenelli

William J. Pasenelli, Executive Vice President and Chief Financial Officer