Form 10-Q
period 2005-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2005-11-14
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☐   No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of October 31, 2005, the registrant had 1,160,942 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (UNAUDITIED)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$4,487,454	$6,018,096
Federal funds sold	383,705	777,519
Interest-bearing deposits with banks	14,486,622	10,920,164
Securities available for sale	7,996,391	12,948,971
Securities held to maturity — at amortized cost	128,093,569	162,741,155
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,538,200	6,144,300
Loans receivable — net of allowance for loan losses of $3,258,582 and $3,057,558, respectively	348,652,999	289,325,051
Premises and equipment, net	6,675,367	6,011,913
Foreclosed real estate	475,561	475,561
Accrued interest receivable	2,191,972	1,870,135
Investment in bank owned life insurance	6,369,909	6,182,955
Other assets	2,370,749	2,351,303

TOTAL ASSETS	$528,722,498	$505,767,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$40,288,440	$35,552,503
Interest-bearing deposits	291,905,297	231,202,001

Total deposits	332,193,737	266,754,504
Short-term borrowings	50,496,120	115,304,210
Long-term debt	97,832,221	82,931,113
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	7,000,000
Accrued expenses and other liabilities	3,035,485	2,653,721

Total liabilities	495,557,563	474,643,548

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued and outstanding 1,155,925 and 1,146,864 shares, respectively	11,559	11,469
Additional paid in capital	8,447,202	8,252,152
Retained earnings	24,763,828	22,833,112
Accumulated other comprehensive income	69,627	186,140
Unearned ESOP shares	(127,281)	(159,298)

Total stockholders’ equity	33,164,935	31,123,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,722,498	$505,767,123

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,765,253	$4,182,698	$16,081,572	$11,549,192
Taxable interest and dividends on investment securities	1,644,284	1,725,835	5,147,636	3,592,995
Interest on deposits with banks	24,165	7,321	53,401	16,096

Total interest income	7,433,702	5,915,854	21,282,609	15,158,283

INTEREST EXPENSE:
Interest on deposits	1,767,789	842,329	4,268,209	2,290,241
Interest on short term borrowings	553,415	315,333	2,192,712	494,574
Interest on long term debt	1,245,426	928,546	3,284,245	2,467,717

Total interest expense	3,566,630	2,086,208	9,745,166	5,252,532

NET INTEREST INCOME	3,867,072	3,829,646	11,537,443	9,905,751

PROVISION FOR LOAN LOSSES	11,183	232,996	200,307	316,970

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,855,889	3,596,650	11,337,136	9,588,781

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$68,666	$67,071	$193,546	$215,023
Net gain on sale of loans held for sale	—	—	—	21,404
Net gain on the sale of foreclosed property	—	—	39,756	—
Income from bank owned life insurance	63,624	73,848	186,954	221,544
Loss on sale of investment securities	—	(99,371)	(14,581)	(126,875)
Service charges	334,360	280,078	896,110	820,783
Other income	—	8,250	—	8,250

Total noninterest income	466,650	329,876	1,301,785	1,160,129

NONINTEREST EXPENSE:
Salary and employee benefits	1,547,190	1,305,832	4,369,643	3,921,756
Occupancy	309,796	185,484	835,254	575,624
Advertising	112,982	128,084	318,552	368,314
Data processing	152,285	122,348	475,647	411,568
Legal and professional fees	201,260	66,220	450,428	141,492
Depreciation of furniture, fixtures, and equipment	118,161	107,700	314,511	287,900
Telephone communications	12,381	26,961	65,783	84,416
Valuation allowance on foreclosed real estate	—	—	—	147,203
ATM expenses	61,346	87,345	211,227	251,218
Office supplies	33,567	43,572	101,518	105,337
Office equipment	10,010	23,120	39,686	68,805
Other	210,586	210,896	725,944	657,163

Total noninterest expense	2,769,564	2,307,562	7,908,193	7,020,796

INCOME BEFORE INCOME TAXES	1,552,975	1,618,964	4,730,728	3,728,114
Income tax expense	562,908	537,658	1,637,211	954,034

NET INCOME	990,067	1,081,306	3,093,517	2,774,080

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding (losses) gains arising during period	(33,443)	481,926	(125,462)	(33,482)
Loss: Reclassification adjustment for losses (net of taxes of $0,$38,377,$5,631 and $48,999)	—	60,994	8,950	77,876

COMPREHENSIVE INCOME	$956,624	$1,624,226	$2,977,005	$2,818,474

EARNINGS PER COMMON SHARE
Basic	$0.86	$0.94	$2.68	$2.42
Diluted	0.80	0.90	2.51	2.32
See notes to consolidated financial statements
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,093,517	$2,774,080
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on foreclosed real estate	—	147,203
Provision for loan losses	200,307	316,970
Loss on sales of investment securities	14,581	126,875
Depreciation and amortization	594,906	450,764
Net amortization of premium/discount on investment securities	288,210	189,666
Increase in cash surrender of bank owned life insurance	(186,954)	(147,696)
Deferred income tax benefit	(111,680)	(37,788)
Increase in accrued interest receivable	(321,837)	(468,852)
(Decrease) Increase in deferred loan fees	(210,792)	65,278
Increase in accrued expenses and other liabilities	381,764	72,716
Decrease in other assets	112,499	620,292
Gain on sales of loans held for sale	—	(21,404)
Proceeds from sale of loans held for sale	—	496,284

Net cash provided by operating activities	3,854,521	4,584,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(8,439)	(27,914,392)
Proceeds from sale, redemption or principal payments of investment securities available for sale	4,754,373	48,498,352
Purchase of investment securities held to maturity	(25,749,248)	(132,068,945)
Proceeds from maturities or principal payments of investment securities held to maturity	60,124,155	25,716,946
Net purchase of FHLB and Federal Reserve stock	(393,900)	(1,335,150)
Loans originated or purchased	(157,502,581)	(148,832,804)
Principal collected on loans	98,185,118	90,749,534
Purchase of premises and equipment	(1,258,360)	(685,956)
Proceeds from foreclosed real estate	39,756	25,000

Net cash used in investing activities	(21,809,126)	(145,847,415)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$65,439,233	$29,018,383
Proceeds from long-term borrowings	20,000,000	25,000,000
Payments of long-term borrowings	(5,098,892)	(10,111,929)
Trust preferred debentures	5,000,000	7,000,000
Net (decrease) increase in short term borrowings	(64,808,090)	91,508,528
Exercise of stock options	166,815	223,474
Net change in unearned ESOP shares	60,395	52,532
Dividends paid	(930,669)	(541,633)
Redemption of common stock	(232,185)	(408,827)

Net cash provided by financing activities	19,596,607	141,740,528

INCREASE IN CASH AND CASH EQUIVALENTS	1,642,002	477,501

CASH AND CASH EQUIVALENTS — JANUARY 1	17,715,779	12,169,798

CASH AND CASH EQUIVALENTS — SEPTEMBER 30	$19,357,781	$12,647,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine months for:
Interest	$9,693,637	$5,305,519

Income taxes	$1,447,500	$437,500

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2004 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2004 Annual Report. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2005 presentation.

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

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2005, there were no shares excluded from the diluted earnings per share computation because the average market price exceeded the exercise price of all outstanding options. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic	1,155,926	1,150,308	1,154,806	1,146,044
Diluted	1,230,351	1,200,576	1,230,874	1,197,512
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

5. STOCK—BASED COMPENSATION

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

If the Company had elected to recognize stock-based compensation cost based on fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro-forma amounts shown below for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income as reported	$990,067	$1,081,306	$3,093,517	$2,774,080

Less pro forma stock based compensation expense determined under the fair value method, net of tax effect	45,979	60,000	239,592	308,579

Pro forma net income	$944,088	$1,021,306	$2,853,925	$2,465,501

Net Income per share
Basic — as reported	$0.86	$0.94	$2.68	$2.42
Basic — pro forma	$0.82	$0.89	$2.47	$2.15
Diluted — as reported	$0.80	$0.90	$2.51	$2.32
Diluted — pro forma	$0.77	$0.85	$2.32	$2.06
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.

6. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities with an interest rate of 5.07% in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SAFS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” This statement amends the principal that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard has not had a material impact on the Company’s financial condition, results of operations, or liquidity.

In March 2004, FASB Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of the impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-01 were initially effective for periods beginning after June 15, 2004. In September 2004, however, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company’s financial condition, results of operations, or liquidity.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt from the seller for those-individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchase’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank and paying the obligations of its subordinated debt. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Prince Frederick, Leonardtown, La Plata, Charlotte Hall, and California, Maryland. The Prince Frederick location in Calvert County opened on May 19, 2005. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Company’s report on Form 10-K for the year ended December 31, 2004.
For several quarters until the fourth quarter of 2004, the economy was recovering from a mild recession. Since then, the Federal Reserve has indicated through rate increases and statements, its belief that the economy’s greatest danger appears to be inflation rather than recession. Accordingly, the Federal Funds rate has increased from its recent low of 1.00% in

June 2004 to 3.75% in September 2005. While we believe that we are positioned to perform well in a moderate rate increase environment, substantially higher interest rates could affect our future financial performance. Additionally, continued flattening of the yield curve, whereby short-term market interest rates (which we use as a guide to price our deposits) increase while longer-term market interest rates (which we use as a guide to price our loans) remain at current rates, may negatively impact our profitability. Further, our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers and might lead to an increase in loan delinquency caused by the borrowers’ inability to pay these higher costs in some cases.

SELECTED FINANCIAL DATA

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Condensed Income Statement
Interest Income	$21,282,609	$15,158,283	$7,433,702	$5,915,854
Interest Expense	9,745,166	5,252,532	3,566,630	2,086,208
Net Interest Income	11,537,443	9,905,751	3,867,072	3,829,646
Provision for Loan Loss	200,307	316,970	11,183	232,996
Noninterest Income	1,301,785	1,160,129	466,650	329,876
Noninterest Expense	7,908,193	7,020,796	2,769,564	2,307,562
Income Before Income Taxes	4,730,728	3,728,114	1,552,975	1,618,964
Income Taxes	1,637,211	954,034	562,908	537,658
Net Income	3,093,517	2,774,080	990,067	1,081,306

Per Common Share
Basic Earnings	$2.68	$2.42	$0.86	$0.94
Diluted Earnings	$2.51	$2.32	$0.80	$0.90
Book Value	$28.69	$26.20	$28.69	$26.20
Share and per share data have been retroactively adjusted to effect a three for two common stock split declared on October 22, 2004 as if it had occurred on January 1, 2004.
RESULTS OF OPERATIONS— YEAR TO DATE
Net income for the nine-month period ended September 30, 2005 totaled $3,093,517 ($2.68 basic and $2.51 diluted earnings per share) compared with a total of $2,774,080 ($2.42 basic and $2.32 diluted earnings per share) for the same period in the prior year. This increase of $319,437, or 11.52%, was caused by increases in net interest income and non-interest income, combined with a decrease in provision for loan losses, partially offset by higher non-interest and tax expenses.
For the nine-month period ended September 30, 2005, interest income increased by $6,124,326, or 40.40%, to $21,282,609. The increase was due to higher average balances of earning assets combined with higher yields. The Bank earned higher yields on loans reflecting the changes in the interest rate environment. Yields on investments were unchanged as the Bank has not purchased significant amounts of investments in the current year. Interest expense increased to $9,745,166 for the nine-month period ending September 30, 2005 as compared to $5,252,532 for the same period in the prior year, an increase of $4,492,634 or 85.53%. The increase was the result of higher average balances and higher rates. The average rate paid on liabilities increased as short term interest rates have increased throughout the year. In addition, the Bank has increased its use of non-retail deposit funding sources including brokered deposits and Federal Home Loan Bank advances. The changes in interest income and expense reflect the effects of the changing interest rate environment, increased size of the balance sheet, and changes in balance sheet composition that have taken place in the last year.
The provision for loan losses decreased to $200,307 for the nine months ended September 30, 2005 from $316,970 for the nine month period ended September 30, 2004. The decrease in provision expense was the result of lower average write-offs and delinquencies in the current period as well as smaller losses indicated in our assessment of individual loans. This was partially offset by the Bank’s continued growth in lending, particularly in non-residential loans, which carry a higher risk of default. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall loan portfolio.
Noninterest income increased to $1,301,785 for the nine-month period ending September 30, 2005, an increase of $141,656, or 12.21%, compared to $1,160,129 during the same period in 2004. In the nine-month period ending September 30, 2005, the Bank’s loan appraisal, credit, and miscellaneous charges declined by $21,477, or 9.99%, to $193,546 from $215,023 for the same period in the prior year. This decline was caused by the continued decline in these fees due to market competition. In 2004, the Bank reported a net gain on selling mortgage loans of $21,404. No gains from selling loans were earned in 2005. As the Bank continues to decrease its emphasis on originating mortgage loans for sale, it does not expect to have significant loan sales in the future. In 2005, the Bank sold certain foreclosed property which had previously been written off. The gain of $39,756 was recognized in 2005, while no similar gain was recognized in 2004. The Bank recorded a $34,590, or 15.61%, decline in income from bank-owned life insurance based on a decline in yield in 2005. The Bank also recorded a loss of $14,581 in 2005 on the sale of certain short-term securities compared to a loss of $126,875 in 2004. The Bank sold very few short-term securities in 2005, reducing losses. Finally, service charges for the nine months ended September 30, 2005 increased to $896,110 from the prior year amount of $820,783, an increase of $75,327, or 9.18%, due to higher amounts of activity in certain demand deposit accounts and increases in demand deposit account balances and number of accounts.
Noninterest expense for the nine-month period increased by $887,397, or 12.64%, to $7,908,193 from $7,020,796 for the same period for the prior year. Salary and employee benefits increased by 11.42% or $447,890 to $4,369,643 from $3,921,756 for the same period in the prior year. The increase was attributable to an increase in employees and to increases in average salary costs per employee. Occupancy expense increased from $575,624 to $835,254, an increase of 45.10%, due to the opening of the Prince Frederick branch as well as by increased costs at other existing locations. Advertising expenses decreased to $318,552 from $368,314, a decrease of $49,762 or 13.51%. The reduction in expenses was attributable to the internalization of the marketing function. Data processing expense for the nine months ended September 30, 2005 increased to $475,647 from $411,568 in the prior year period, an increase of $64,079 or 15.57%. This increase was due to increases in the Bank’s size and customer base. Legal and professional fees increased to $450,428 from $141,492, an increase of $308,936 or 218.34%. This increase in expense included increased expenses relating to preparing the Company to meet the additional requirements of Sarbanes–Oxley compliance, including increases in outsourced accounting, legal, and other professional services. Depreciation of furniture fixtures and equipment increased to $314,511 from $287,900 in the prior year period, an increase of $26,611 or 9.24%. This increase was caused by the addition of the Prince Frederick Branch and related equipment as well as by the continued purchase of premises and equipment in other locations. Telephone communications expense declined to $65,783 from $84,416 in the prior year period, a decline of $18,633 or 22.07%. This decline reflected a change in service providers, which offset higher usage. The provision for valuation allowances on foreclosed real estate decreased to $0 in 2005 from $147,203 for the nine months ended September 30, 2004 as no further increases to the valuation allowance were considered necessary. ATM related expenses decreased by $39,991 to $211,227 for the period ending September 30, 2005, a decrease of 15.92% due to price concessions by our ATM service providers, which offset higher volumes. Office equipment expenses decreased to $39,686 for the nine months ended September 30, 2005 from $68,805 for the nine months ended September 30, 2004, a decrease of $29,119 or 42.32%. This decrease was caused by the retirement of certain equipment. Other expenses increased to $725,944 from $657,163 an increase of $68,781 or 10.47%, reflecting larger asset size and increased overall business activity.
Income tax expense increased to $1,637,211, or 34.61% of pretax income in the current year, from $954,034 or 25.59% of pretax income in the prior year. The prior year’s low income tax rate was primarily attributable to the contribution of a foreclosed property to an environmental organization which generated a large income tax deduction, effectively reducing the overall rate.
RESULTS OF OPERATIONS — THIRD QUARTER
The Company recorded net income for the third quarter of 2005 of $990,067 compared to $1,081,306 for the same period in 2004. The decrease was the result of an increase in non-interest expense which was partially offset by an increase in non-interest income as well as by a decrease in the provision for loan losses.
Net interest income increased by .98% to $3,867,072 for the three months ended September 30, 2005 from $3,829,646 for the three months ended September 30, 2004. The increase was a result of increased asset size offset by a lower net interest margin. As noted above, the lower net interest margin was the result of increased amounts of wholesale funds which tended to increase the average rate paid on liabilities. Interest margin was also negatively impacted by the flattening of the yield curve as discussed above. The provision for loan losses decreased by 95.2% to $11,183 for the three months ended September 30, 2005 from $232,996 for the three months ended September 30,2004. The decrease in 2005 was caused by the continued strong results in controlling delinquencies and write-offs.
Noninterest income increased $136,774 from $329,876 for the three months ended September 30, 2004 to $466,650 for the three months ended September 30, 2005, primarily due to the absence of losses on the sale of investment securities in the 2005 period, and an increase in service charges in 2005. Service charges increased as the Bank has increased balances and the number of accounts in its transaction deposits.
Noninterest expense increased $462,002, or 20.02%, from $2,307,562 for the three months ended September 30, 2004 to $2,769,564 for the three months ended September 30, 2005. Salary and employee expense increased to $1,547,190 from $1,305,832, an increase of $241,358, or 18.48%, due to an increased average salary per employee, a higher number of employees, and the addition of certain benefits. Occupancy expense increased by $124,312, or 67.02%, reflecting the costs of the new Prince Frederick branch that opened in April 2005, as well as renovations to our home office. Advertising expenses decreased by $15,102, or 11.79%, to $112,982, reflecting certain functions previously outsourced being brought in-house. Data processing expense increased to $152,285, an increase of $29,937 or 24.47%, from expense in the prior year period of $122,348. These costs have increased as the Bank has grown in size and also reflect added systems. Legal and professional fees have increased by $135,040, or 203.93%, to $201,260. These costs include additional amounts spent on compliance with the provisions of Sarbanes-Oxley including additional monies spent on internal audit, accountants and other professionals. Depreciation of furniture, fixtures and equipment increased by $10,461 to $118,161. This increase was due to the purchase of additional furniture and equipment for both the Prince Frederick branch and home office renovation. Telephone communications expense decreased to $12,381, or by 54.08%, from $26,961 due to decreased rates offset by a higher volume of calls. ATM expenses declined by $25,999, or 29.77%, to $61,346 in the current year as lower per unit costs were partially offset by higher volumes of transactions. Office supplies expense decreased to $33,567 from $43,572 a decrease of $10,005 or 22.96% reflecting the timing of certain purchases. The income tax rate was 36.25% compared to 33.21% for the same period in the prior year. This was caused by a decrease in certain nontaxable income.
FINANCIAL CONDITION
In 2004, the Company began implementing a leveraging strategy. This strategy included issuing $7,000,000 of trust preferred securities in July 2004, the proceeds of which was subsequently invested in the Bank. The Bank used the proceeds to purchase securities and fund loans. These increases in interest earning assets were also funded by increases in short and long term borrowings as well as by increases in retail deposits. In 2005, the Company issued an additional $5,000,000 of trust preferred securities. In 2005, the Company restrained the growth of its investment portfolio and focused on retail loan and deposit growth. These changes have had the effect of lowering wholesale assets such as investments and wholesale liabilities such as reverse repurchase agreements.
Total assets as of September 30, 2005 increased by $22,955,375, or 4.54%, to $528,722,498 from the December 31, 2004 level of $505,767,123. Cash and due from banks decreased by $1,530,642, or 25.43%, from December 31, 2004’s total. Federal funds sold decreased to $383,705 from $777,519, a decline of $393,814 or 50.65%. Interest-bearing deposits with banks increased by $3,566,458, or 32.66%, during the period to $14,486,622 at September 30, 2005. Changes in the amounts of these cash equivalents reflect short-term cash changes to fund loans and investments. Investment securities, including both the available for sale and held to maturity portfolios, decreased from $175,690,126 to $136,089,960, a decrease of $39,600,166 or 22.54%. Decreases were the result of principal repayments collected in the current year. These repayments were used to fund loan growth, as well as to pay off short-term debt.
The Bank’s loan portfolio (net of allowance for loan losses), increased by $59,327,948 or 20.51% during the nine-month period ended September 30, 2005 to $348,652,999 from $289,325,051 at December 31, 2004. The increase was primarily the result of increases in the Bank’s portfolio of commercial real estate loans, residential construction loans, and commercial lines of credit. The increase in commercial real estate lending was a reflection of the strong local economy and continuing sales efforts by the Bank in this area. Residential construction has increased as local builders continue to develop land. The increase in commercial lines of credit reflects the Bank’s continued effort to build its commercial lending business.
At September 30, 2005, the Bank’s allowance for loan losses totaled $3,258,582 or 0.92% of loan balances as compared to $3,057,558 or 1.04% of loan balances at December 31, 2004. Management’s determination of the adequacy of the allowance for loan loss is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance for loan loss is adequate. Additional loan information for prior years is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The following table sets forth information concerning the Bank’s aggregate loans by type at the dates indicated.

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Loan Portfolio
Real Estate Loans
Commercial	$158,953,882	45.10%	$136,341,597	46.51%
Residential First Mortgages	67,353,456	19.11%	59,087,000	20.16%
Residential Construction	31,229,856	8.86%	17,597,911	6.00%
Second Mortgage Loans	27,034,735	7.67%	23,925,108	8.16%
Commercial lines of credit	48,857,727	13.86%	39,136,778	13.35%
Consumer loans	3,357,785	0.95%	3,462,613	1.18%
Commercial equipment	15,677,722	4.45%	13,595,978	4.64%

Total Loans	352,465,163	100.00%	293,146,985	100.00%

Less:
Deferred loan fees, net	553,582	0.16%	764,374	0.26%
Allowance for loan losses	3,258,582	0.92%	3,057,558	1.04%

Loans Receivable, net	$348,652,999		$289,325,053

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	9 Months Ended	9 Months Ended
	September 30, 2005	September 30, 2004
Beginning Balance	$3,057,558	$2,572,799

Charge Offs	(4,468)	(1,040)
Recoveries	5,185	42,487

Net Recoveries	717	41,447

Additions charged to operations	200,307	316,970

Balance at end of period	$3,258,582	$2,931,216

Ratio of net recoveries during the period to loans	0.00%	0.02%

The following table provides information with respect to our non-performing assets at the dates indicated.

	Balances as of	Balances as of
	September 30, 2005	December 31, 2004
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non-accrual basis	$608,164	$674,961

Total non-performing loans	$608,164	$674,961

Non-performing loans to total loans	0.17%	0.23%

Allowance for loan losses to non-performing loans	535.81%	453.00%

Premises and equipment increased due to the renovation of parts of the home office building and the construction of the

Prince Frederick Branch. These improvements were partially offset by depreciation. Accrued interest receivable increased by $321,837 due to increases in asset size. Investment in bank-owned life insurance increased due to income accruals. Other assets increased to $2,370,749 from $2,351,303 at December 31, 2004, due to increases in certain prepaid expenses.
Liabilities
Total liabilities increased $20,914,015, or 4.41% from $474,643,548 at December 31, 2004 to $495,557,563 at September 30, 2005. Deposit balances increased by $65,439,233, or 24.53%, for the nine months ended September 30, 2005. This increase was primarily in interest bearing deposits. Approximately $24,000,000 of the increase was due to increases in brokered deposits. Retail deposits increased as the Bank continued to focus on building local market share. Short-term borrowings decreased to $50,496,120, a decrease of $64,808,090, or 56.21%, while long-term debt increased to $97,832,221, an increase of $14,901,108 or 17.97%. Generally the Bank has decreased short-term borrowings by paying off the borrowings or replacing them with either long-term borrowings or deposits. Funding in excess of amounts used to repay short-term debt has been used to fund growth in the loan portfolio. The increase in liabilities was used to fund loan growth. On June 15, 2005, the Company completed the sale of an additional $5,000,000 in trust preferred securities. The proceeds were used to increase capital levels at the Bank. Accrued expenses increased slightly to $3,035,485. The increase was caused by increases in accrued interest expense.
Stockholders’ Equity
Stockholders’ equity increased $2,041,360, or 6.56%, to $33,164,935 at September 30, 2005 compared to $31,123,575 at December 31, 2004. Increases in equity were caused by net income of $3,093,517 for the nine-month period, the exercise of options for $166,815, and a net increase in ESOP shares of $60,395 as shares were released from the suspense account upon repayment of related loans. These increases were partially offset by cash dividends of $930,669, stock repurchases of $232,185, and unrealized holding losses of $116,512. Book value on a per share basis was $28.69 at September 30, 2005, as compared to $27.14 at December 31, 2004.
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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, brokered deposits, advances from the Federal Home Loan Bank, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank has occasionally used brokered deposits as a funding source and at September 30, 2005 approximately $24,000,000 of brokered deposits had been accepted. The Bank also uses various other wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2005, the maximum amount of funds available under this line would be $211 million, while outstanding advances totaled $113 million. In order to draw on this line of credit the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At September 30, 2005, the Bank had pledged collateral sufficient to draw $156 million under the line. In addition, the Bank has identified additional collateral of $32 million which has not been pledged.
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
At September 30, 2005, the Company had $84.4 million in loan commitments outstanding, which included $35.3 million in undisbursed construction loans, $18.6 million in unused home equity lines of credit and $30.5 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2005 totaled $98.7 million, or 57% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and lines of credit. The Company believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
Cash, cash equivalents, and interest-bearing deposits with banks as of September 30, 2005 totaled $19,357,781, an increase of $1,642,002, or 9.27%, from the December 31, 2004 total of $17,715,779. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first three quarters in 2005, all financing activities provided $19,596,607 in cash compared to $141,740,528 for the first three quarters of 2004. The decrease in cash flows from financing activities was due to the decrease in short-term borrowings for the nine months ended September 30, 2005, compared to an increase for the nine months ended September 30, 2004. Short-term borrowing provided a net use of cash of $64,808,090 for the nine months ended September 30, 2005, compared to a source of cash of $91,508,528 for the nine months ended September 30, 2004. This decline in net cash flows from borrowing was partially offset by an increase in cash flows from net deposits in 2005. In 2005, net deposit growth was $65,439,233 compared to $29,018,383 in 2004. The issuance of trust preferred securities of $5,000,000 in 2005 also offset the uses of cash noted above.
The Bank’s principal use of cash has been its investments in loans for portfolio, investment securities and other assets. During the nine months ended September 30, 2005, the Bank invested a total of $21,809,126 compared to $145,847,415 in 2004. The principal reason for the decrease in cash used in investing activities was a decrease in the use of funds for the purchase of investments and an increase in principal collected in the sale, redemption, or principal payment of investments. In the nine-month period ended September 30, 2005, the Bank originated or acquired $157,502,581 in loans compared to $148,832,804 in 2004. This increase in the use of cash for lending was partially offset by an increase in principal collected on loans. For the nine months ended September 30, 2005, the Bank collected $98,185,118 on loans compared to $90,749,534 for the nine months ended September 30, 2004.
REGULATORY MATTERS
The Bank and Company are subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2005, the Bank’s tangible, leverage and risk-based capital ratios were 8.27%, 11.47% and 12.34%, respectively. These levels are in excess of the 4.0%, 4.0% and 8.0% ratios required the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At September 30, 2005, the Company’s tangible, leverage and risk-based capital ratios were 8.40%, 11.28% and 12.09%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings – The Company is not involved in any legal proceedings. The Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 2 — Unregistered sales of equity securities and use of proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2005. On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase approximately 5% of the outstanding shares of its stock (57,000 shares of common stock after adjusting for the three for two stock split announced at the same time). The program will continue until it is completed or terminated by the Board of Directors. At September 30, 2005, 51,708 shares may yet be repurchased under this program.
Item 3 — Default Upon Senior Securities — None
Item 4 — Submission of Matters to a Vote of Security Holders— None
Item 5 — Other Information —None.
Item 6 — Exhibits

Exhibit 10.1	Amendment to the Community Bank of Tri-County Employment Agreement with C. Marie Brown

Exhibit 10.2	Amendment to the Community Bank of Tri-County Employment Agreement with Gregory C. Cockerham

Exhibit 10.3	Amendment to the Community Bank of Tri-County Employment Agreement with William J. Pasenelli

Exhibit 31	Rule 13a-14(a) Certifications

Exhibit 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:

Date:	November 10, 2005	By:	/s/ Michael L. Middleton

Michael L. Middleton, President and Chairman of the Board

Date:	November 10, 2005	By:	/s/ William J. Pasenelli

William J. Pasenelli, Executive
Vice President and Chief Financial Officer