Form 10-K
period 2005-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2006-03-30
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-18279
TRI-COUNTY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1652138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (301) 645-5601
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $64 million based on the closing price at which the common stock, $0.01 par value, was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.
Number of shares of Common Stock outstanding as of March 1, 2006: 1,761,729
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2005. (Part II)

2.	Portions of Proxy Statement for 2006 Annual Meeting of Stockholders. (Part III)

i

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
The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Lexington Park and Prince Frederick, Maryland. The Bank operates fifteen Automated Teller Machines (“ATMs”) including seven stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) Systems and its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).
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
Competition
The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 14 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked fourth in deposit market share in the Tri-County area as of June 30, 2005, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations, and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, safe deposit boxes, and miscellaneous services. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high quality service.
Lending Activities
General. The Bank offers a wide variety of consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, and commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in, the southern Maryland area. The Bank’s primary market for commercial loans consists of small and medium-sized businesses located in southern Maryland. The Bank believes that this market is responsive to the Bank’s ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility, and competitive pricing, as well as by leveraging other banking relationships such as soliciting deposit customers for loans.
Residential First Mortgage Loans. Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed and adjustable-rate residential first mortgages.
The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and biweekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $57.8 million as of December 31, 2005. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2005, the Bank serviced $35 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one, three, and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2005, the Bank had $12.3 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.
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
All improved real estate which serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief, and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.
Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings. As a result, commercial real estate loans increased to $166.9 million or 44.7% of the loan portfolio at December 31, 2005. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank’s primary market area. At December 31, 2005, the largest outstanding commercial real estate loan was a $6 million loan, $3.6 million of which was owned by the Bank. This loan is secured by an apartment complex. This loan was performing according to its terms at December 31, 2005.
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
Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one to four family dwellings and commercial buildings. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will lend up to the lower of 80% of the appraised value or purchase price.
In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $10.2 million at December 31, 2005. Bank policy requires that zoning and permits must be in place prior to making development loans.
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
Home Equity and Second Mortgage Loans. The Bank has maintained a growing level of home equity and second mortgage loans in recent years. Home equity loans, which totaled $18.1 million at December 31, 2005, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans which totaled $7.7 million at December 31, 2005 are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.
These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.
Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan services including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed and adjustable loans under these product lines. This portion of our portfolio is growing rapidly in the last several years, growing from $15.0 million and 8.6% of the portfolio in 2000 to $54.7 million and 14.7% of the overall loan portfolio at December 31, 2005. When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flow of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines which provide for over collateralization of the loans. At December 31, 2005, the largest outstanding commercial loan was $4.0 million, secured by equipment and inventory. This loan was performing according to its terms at December 31, 2005.
Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon direct loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.
Commercial Equipment Loans. The Bank has also grown its commercial equipment financing. These loans consist primarily of fixed-rate short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to repay the loans from income. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans
Commercial	$166,851	44.66%	$136,342	46.51%	$93,825	42.46%	$74,292	37.07%	$65,617	33.39%
Residential first mortgage	73,628	19.71	59,087	20.16	42,971	19.45	48,976	24.44	61,430	31.26
Construction and land development	32,608	8.73	17,598	6.00	19,599	8.87	14,579	7.27	18,136	9.23
Home equity and second mortgage	25,884	6.93	23,925	8.16	19,562	8.85	19,007	9.48	18,580	9.46
Commercial loans	54,738	14.65	39,137	13.35	30,436	13.77	29,947	14.94	18,539	9.44
Consumer loans	3,128	0.84	3,462	1.18	4,097	1.85	4,623	2.31	5,092	2.59
Commercial equipment	16,742	4.48	13,596	4.64	10,473	4.74	9,007	4.49	9,095	4.63

Total loans	373,579	100.00%	293,147	100.00%	220,963	100.00%	200,431	100.00%	196,489	100.00%

Less: Deferred loan fees, net	604		764		650		668		757
Loan loss reserve	3,383		3,058		2,573		2,314		2,282

Loans receivable, net	$369,592		$289,325		$217,740		$197,449		$193,450

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
Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $1,250,000, Executive Vice Presidents up to $1,000,000, Senior Vice Presidents up to $750,000, Vice Presidents up to $300,000, and Business Development officers up to $150,000. Authorities may be combined up to $1,500,000. For residential mortgage loans, the residential loan underwriter may approve loans up to the conforming loan limit of $417,000. Selected branch personnel may approve secured loans up to $75,000, and unsecured loans up to $50,000. A loan committee consisting of the President and two members of the Board ratify all commercial real estate loans and approve all loans in excess of $1,000,000. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance, pay property taxes, and other conditions.
Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. However, no mortgage loans were sold by the Bank in 2005. In order to comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures as necessary. The Bank purchased $18.9 million in participations in 2005. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.
Loans to One Borrower. Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $4.7 million to any one borrower at December 31, 2005. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $7.3 million to any one borrower at December 31, 2005. At December 31, 2005, the largest amount outstanding to any one borrower and their related interests was $6.0 million.
Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The total amount of the Bank’s outstanding commitments to originate loans at December 31, 2005 was approximately $5.5 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		(Dollars in thousands)
	Due within one	Due after one year	Due more than
	year after	through five years from	five years from
	December 31, 2005	December 31, 2005	December 31, 2005
Real estate loans
Commercial	$25,460	$26,571	$114,820
Residential first mortgage	3,565	13,592	56,470
Construction and land development	32,608	—	—
Home equity and second mortgage	18,847	2,720	4,317
Commercial loans	53,157	223	1,358
Consumer loans	1,524	1,411	193
Commercial equipment	5,084	10,436	1,222

Total loans	$140,245	$54,953	$178,380

The following table sets forth the dollar amount of all loans due after one year from December 31, 2005, which have predetermined interest rates and have floating or adjustable interest rates.

		(Dollars in thousands)
		Floating or
	Fixed Rates	Adjustable Rates	Total
Real estate loans
Commercial	$—	$141,391	$141,391
Residential first mortgage	57,778	12,284	70,062
Construction and land development	—	—	—
Home equity and second mortgage	6,954	83	7,037
Commercial lines of credit	—	1,581	1,581
Consumer loans	1,604	—	1,604
Commercial equipment	11,467	191	11,658

Total Loans	$77,803	$155,530	$233,333

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

Foreclosed Real Estate
Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $476 thousand at December 31, 2005.
Foreclosed real estate is recorded net of a valuation allowance. The allowance is adjusted as circumstances require. These adjustments in the allowance include changes in the value of the property as well as the sale or disposal of the foreclosed property. There is currently one property in foreclosed real estate. This property, with a carrying value of $476 thousand at December 31, 2005, is related to a development project. This project was acquired in July 2001 by deed in lieu of foreclosure. The project is being developed in two phases. Preliminary approvals have been obtained for phase 1 and this portion of the project was sold in 2002. Phase 2 is under contract to sell and will be sold when preliminary approval from Charles County is granted. Approvals for building permits are generally granted within a school district as public facilities become available. Rights are generally granted to projects based upon dates of meeting certain criteria. During 2005, the county has granted numerous permits to projects within the same school district. These grants would tend to move our project up in priority. No firm date for granting approval is now known. Total sales price for Phase 2 is expected to be $1.7 million. Under the terms of the agreement, the buyer is responsible for all development costs associated with both phases. The sales agreement provides for a minimal ($25 thousand) payment to the Bank should the buyer decide to not complete its purchase of Phase 2. The Bank did not provide financing for the sales agreement or subsequent development work. Based upon these facts and circumstances, the Bank recognized the sale of Phase 1 for accounting purposes. The Bank determined that no sales recognition on the agreement to sell Phase 2 is appropriate at this time. The amount of the remaining allowance and total carrying value of Phase 2 is periodically evaluated for possible impairment.

Delinquent and Nonaccrual Loans
The following table sets forth information with respect to the Bank’s non-performing loans for the dates indicated. At the dates shown, the Bank had no troubled debt restructuring or impaired loans within the meaning of Statement of Financial Accounting Standards No. 114 and 118.

	(Dollars in thousands) At December 31,
	2005	2004	2003	2002	2001
Accruing loans which are contractually past due 90 days or more
Real estate loans
Commercial	$—	$—	$—	$—	$—
Residential first mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	25
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial equipment	—	—	—	—	—

Total	—	—	—	—	25

Loans accounted for on a nonaccrual basis
Real estate loans
Commercial	—	—	—	—	—
Residential first mortgage	273	273	275	278	134
Construction and land development	—	—	—	—	—
Home equity and second mortgage	53	—	—	49	—
Commercial loans	258	393	103	269	—
Consumer loans	7	9	1	1	70
Commercial equipment	—	—	—	—	—

Total	591	675	379	597	204

Total non-performing loans	$591	$675	$379	$597	$229

For a detailed discussion of foreclosed real estate at December 31, 2005 see the “Foreclosed Real Estate” section discussed previously. During the year ended December 31, 2005, gross interest income of $70 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2005, the Company recognized $8 thousand in interest on these loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At December 31, 2005, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.
The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	(Dollars in thousands) At December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$3,058	$2,573	$2,314	$2,282	$1,930

Charge-offs
Real estate loans
Commercial	—	—	—	—	—
Residential first mortgage	—	—	—	—	—
Construction and land development	—	—	—	36	—
Home equity and second mortgage	—	—	—	21	—
Commercial loans	3	1	35	59	—
Consumer loans	2	3	2	15	39
Commercial equipment	4	14	24	—	—

Total charge-offs	9	18	61	131	39

Recoveries
Real estate loans
Commercial	—	—	—	—	—
Residential first mortgage	—	33	—	—	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	9	—	3	31
Commercial equipment	5	8	2	—	—

Total recoveries	5	50	2	3	31

Net (recoveries) charge-offs	4	(32)	58	128	8

Provision for loan losses	329	453	317	160	360

Balance at end of period	$3,383	$3,058	$2,573	$2,314	$2,282

Ratio of net charge-offs (recoveries) to average loans outstanding during the year	0.00%	(-0.01%)	0.02%	0.06%	0.00%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	(Dollars in thousands)
	At December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Real estate loans
Commercial	$1,466	44.66%	$1,909	46.51%	$1,409	42.46%
Residential first mortgage	73	19.71	59	20.16	64	19.45
Construction and land development	502	8.73	132	6.00	281	8.87
Home equity and second mortgage	109	6.93	120	8.16	244	8.85
Commercial loans	709	14.65	530	13.35	381	13.77
Consumer loans	124	0.84	138	1.18	63	1.85
Commercial equipment	400	4.48	170	4.64	131	4.74

Total allowance for loan losses	3,383	100.00%	$3,058	100.00%	$2,573	100.00%

	(Dollars in thousands)
	At December 31,
	2002		2001
				Percent of
		Percent of		Loans in
		Loans in Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Real estate loans
Commercial	$1,077	37.07%	$923	33.39%
Residential first mortgage	118	24.44	160	31.26
Construction and land development	211	7.27	355	9.23
Home equity and second mortgage	276	9.48	373	9.46
Commercial loans	434	14.94	186	9.44
Consumer loans	68	2.31	102	2.59
Commercial equipment	130	4.49	183	4.63

Total allowance for loan losses	$2,314	100.00%	$2,282	100.00%

The Bank closely monitors the loan payment activity of all its loans. A loan loss provision is provided by a regular accrual. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank’s historical loss experience, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2005 Annual Report to Shareholders.
Investment Activities
The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB Systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta. As noted in the section “Guaranteed preferred beneficial interest in junior Subordinated Debentures” the Company used two direct subsidiaries, Tri-County Capital Trust I and Tri-County Capital Trust II to provide funds for investing activities in 2004 and 2005.
The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2005, their market value was $131 million.

	(Dollars in thousands)
	At December 31,
	2005	2004	2003
Asset-backed securities
Freddie Mac and Fannie Mae	$84,334	$155,678	$84,764
Other	37,383	16,535	7,284

Total asset-backed securities	121,717	172,213	92,048

Freddie Mac and Fannie Mae stock	719	766	756
Bond mutual funds	127	630	2,838
Treasury bills	499	300	300
Other investments	604	1,781	3,954

Total investment securities	123,666	175,690	99,895
FHLB and Federal Reserve Bank stock	7,190	6,144	4,777

Total investment securities and FHLB and Federal Reserve Bank stock	$130,856	$181,834	$104,672

The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2005 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
				(Dollars in thousands)
Investment securities available for sale
Corporate equity securities	$481	2.73%	$—	0.00%	$—	0.00%	$—	0.00%
Asset-backed securities	1,645	4.64	4,597	4.97	—	0.00	252	7.00
Mutual funds	129	2.23	—	0.00	—	0.00	—	0.00

Total investment securities available for sale	$2,255	4.09%	$4,597	4.97%	$—	0.00%	$252	7.00%

Investment securities held to maturity
Asset-backed securities	$34,486	5.02%	$76,516	4.44%	$4,382	4.42%	$—	0.00%
Treasury bills	499	3.53	—	0.00	—	0.00	—	0.00
Other investments	459	5.98	145	5.98	—	0.00	—	0.00

Total investment securities held to maturity	$35,444	5.01%	$76,661	4.44%	$4,382	4.42%	$—	0.00%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government sponsored entity). Listed below are the Company’s investments in certain of these issuers that aggregate to more than 10% of the Company’s equity. For further information regarding the Company’s investment securities, see Note 3 of Notes to Consolidated Financial Statements.

Issuer	Book Value	Rating
Wells Fargo	$8,097,588	AAA
Morgan Stanley	$6,252,271	AAA
Countrywide	$4,789,167	AAA

Deposits and Other Sources of Funds
General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and eight branches in the southern Maryland area. Total deposits were $363.4 million as of December 31, 2005. The Bank uses borrowings from the FHLB of Atlanta, reverse repurchase agreements, and other sources to supplement funding from deposits.
Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2005, brokered deposits totaled $24.7 million. No brokered deposits were held at December 31, 2004.
The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

			(Dollars in thousands)
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$36,696	0.59%	$37,776	0.47%	$32,772	0.51%
Interest-bearing demand and money market accounts	89,394	1.55%	85,212	0.89%	67,346	0.66%
Certificates of deposit	146,512	3.32%	93,267	2.46%	82,248	2.75%

Total interest-bearing deposits	272,602	2.37%	216,255	1.49%	182,366	1.57%
Noninterest-bearing demand deposits	39,855		32,909		30,277

	$312,457	2.07%	$249,164	1.29%	$212,643	1.35%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2005.

(Dollars in
thousands)
Certificates
Maturity Period	of Deposit
Three months or less	$15,751
Three through six months	6,532
Six through twelve months	27,489
Over twelve months	14,951

$64,723

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s residential mortgage loans, and its eligible investments. Generally the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 40% of assets. In addition to advances the Bank uses reverse repurchase agreements to enhance its funding. Other short-term debt consists of notes payable to the U.S. Treasury on Treasury, Tax and Loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances and convertible advances. Information about borrowings for the years indicated is as follows

	(Dollars in thousands)
		At or for the
	Year Ended December 31,
	2005	2004	2003
Long-term debt outstanding at end of period	$107,824	$82,931	$63,051
Weighted average rate on outstanding long-term debt	4.25%	4.20%	4.55%
Maximum outstanding long-term debt of any month end	107,826	82,931	74,062
Average outstanding long-term debt	93,409	73,830	60,024
Approximate average rate paid on long-term debt	4.25%	4.39%	4.56%

Short-term debt outstanding at end of period	20,075	115,304	31,191
Weighted average rate on outstanding short-term debt	4.43%	2.53%	1.15%
Maximum outstanding short-term debt at any month end	123,968	122,693	40,000
Average outstanding short-term debt	82,665	64,736	7,568
Approximate average rate paid on short-term debt	3.10%	1.80%	1.26%
For more information regarding the Bank’s borrowings, see Note 9 of Notes to Consolidated Financial Statements.
Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures
As noted below, the Company has two subsidiaries which sold capital securities to outside investors. The Company issued debentures to the Trust. The Trust than sold capital securities to outside investors. During 2004, the Company sold $7 million of these capital securities and in 2005, the Company sold an additional $5 million. The Bank used the proceeds along with additional borrowings to purchase securities and fund loans.
Subsidiary Activities
Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property that was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank’s investment portfolio.
The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005.
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
Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating such application, the FRB considers factors such as the financial condition and managerial resources of the companies involved, the convenience and needs of the communities to be served and competitive factors.
The Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the “Riegle-Neal Act”) authorized the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state, which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.
Additionally, the federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.
The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.
Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”), bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies”, which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the FRB to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.
Federal law provides that no person (broadly defined to include business entities) “directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions,” may acquire “control” of an insured bank without the approval of the appropriate federal regulator, which in the Bank’s case will be the FRB. Control is defined to mean direct or indirect ownership, control of, or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the bank’s directors or a determination by the FRB that the acquirer has or would have the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank’s stock creates a rebuttable presumption of control under certain circumstances that requires that a filing be made with the FRB unless the FRB determines that the presumption has been rebutted. Any company that seeks to acquire 25% or more of a class of a bank’s voting stock, or otherwise acquire control, must first receive the prior approval of the FRB under the Bank Holding Company Act and no existing bank holding company may acquire more than 5% of any class of a nonsubsidiary bank’s voting stock without prior FRB approval.
The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation, except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.
Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB pursuant to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
Stock Repurchases. Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. There is an exception for this approval requirement for certain well-capitalized, well-managed bank holding companies.
Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $150 million or more. As of December 31, 2005, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.

Sarbanes-Oxley Act of 2002 and Related Regulations. The Sarbanes-Oxley Act of 2002 (“SOX”) contains provisions addressing corporate and accounting fraud, which both amended the Securities Exchange Act of 1934, as amended (the “Act”) and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.
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
The FRB has issued regulations that classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2005, the Bank was well capitalized as defined by the FRB’s regulations.
Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FRB to approve interstate branching de novo by state banks, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.
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
The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.” Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (“FDIC”) based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.
The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits. The consolidation of the Bank and Savings Association Insurance Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment. At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.
Transactions with Affiliates. A state member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet specified collateral requirements. An affiliate of a state member bank is any company or entity that controls or is under common control with the state member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state member bank (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the state member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.
Loans to Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus, or any loans aggregating $500,000 or more, must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.
Enforcement. The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.
The FRB has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of capital directive or cease and desist order to removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.
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
Personnel
As of December 31, 2005, the Bank had 98 full-time employees and five part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.
Executive Officers of the Registrant
The executive officers of the Company are as follows:
Michael L. Middleton (58 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Master of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, and served as Chairman from 2003 to 2004. Mr. Middleton also served as Federal Home Loan Bank of Atlanta representative to the Council of Federal Home Loan Banks. Mr. Middleton currently serves on the board of the Baltimore Branch of the Federal Reserve Bank of Richmond.
C. Marie Brown (63 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999. Prior to her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, a member of the Zonta Club of Charles County and serves on various administrative committees of the Hughesville Baptist Church.
H. Beaman Smith (60 years old) was the Treasurer of the Company in 1998 and became Secretary-Treasurer in January 1999 and has been the president of Accoware, a computer software company, since 1989. Mr. Smith is a Vice President of Fry Plumbing Company of Washington, D.C and a director of the Maryland 4-H Foundation.
Gregory C. Cockerham (51 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Prior to his appointment as Senior Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 28 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.
William J. Pasenelli (47 years old) joined the Bank as Chief Financial Officer in April 2000. Prior to joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

Item 1A. Risk Factors
An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this offering memorandum, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
Our assets have increased $259.2 million, or 92%, from $282.1 million at December 31, 2002 to $541.3 million at December 31, 2005, primarily due to increases in loans and investment securities. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.
Certain interest rate movements may hurt our earnings.
Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fifteen times, from 1.00% to 4.75%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has resulted in our interest rate spread declining from 3.46% at December 31, 2003 to 2.93% at December 31, 2005 and net interest margin declining from 3.55% at December 31, 2003 to 3.05% at December 31, 2005. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
Our increased emphasis on commercial and construction lending may expose us to increased lending risks.
At December 31, 2005, our loan portfolio consisted of $166.9 million, or 44.66% of commercial real estate loans, $32.6 million, or 8.73% of construction and land development loans, $54.7 million, or 14.65% of commercial business loans and $16.7 million, or 4.48%, of commercial equipment loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our recent results may not be indicative of our future operating results.
We have achieved significant growth in earnings per share in recent years. For example, net earnings per share (diluted) grew from $1.09 for the year ended December 31, 2002 to $2.16 for the year ended December 31, 2005. Our strong performance during this time period was, in part, the result of an extremely favorable interest rate environment. In the future, we may not have the benefit of a favorable interest rate environment. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.
Strong competition within our market area could hurt our profits and slow growth.
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2005, we held 9.9% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the fourth largest market share of deposits out of the 14 financial institutions which held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
If we do not achieve profitability on our new branch, it may negatively impact our earnings.
We opened our Prince Frederick branch office on May 19, 2005. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch office can become profitable. During this period, operating this new branch office may negatively impact our net income.
If the value of real estate in southern Maryland were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
With most of our loans concentrated in southern Maryland, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.
Our business is subject to the success of the local economy in which we operate.
Because the majority of our borrowers and depositors are individuals and businesses located and doing business in southern Maryland, our success depends to a significant extent upon economic conditions in southern Maryland. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Maryland could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases.
Although our common stock trades on OTC Electronic Bulletin Board, it has not been regularly traded. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.
The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:
➢	actual or anticipated fluctuations in our operating results;

➢	changes in interest rates;

➢	changes in the legal or regulatory environment in which we operate;

➢	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

➢	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

➢	future sales of our common stock;

➢	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

➢	other developments affecting our competitors or us.
These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
Community Bank of Tri-County is subject to extensive regulation, supervision and examination by the Commissioner of Financial Regulation of the State of Maryland, its chartering authority, the Federal Reserve Board, as its federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Tri-County Financial Corporation is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Community Bank of Tri-County. The regulation and supervision by the Commissioner of Financial Regulation of the State of Maryland, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Tri-County Financial Corporation common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
Provisions of our articles of incorporation, bylaws and Maryland law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
Provisions in our articles of incorporation and bylaws and the corporate law of the State of Maryland could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Maryland laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board.
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2005.

	Year Facility	Leased	Approximate
Office	Commenced	or	Square
Location	Operation	Owned	Footage
Main Office
3035 Leonardtown Road	1974	Owned	16,500
Waldorf, Maryland

Branch Offices
22730 Three Notch Rd.	1992	Owned	2,500
Lexington Park, Maryland

25395 Point Lookout Rd.	1961	Owned	2,500
Leonardtown, Maryland

101 Drury Drive	2001	Owned	2,645
La Plata, Maryland

10321 Southern Md. Blvd.	1991	Leased	1,400
Dunkirk, Maryland

8010 Matthews Road	1996	Owned	2,500
Bryans Road, Maryland

20 St. Patrick’s Drive	1998	Leased (Land)	2,840
Waldorf, Maryland		Owned (Building)

30165 Three Notch Road	2001	Leased (Land)	2,500
Charlotte Hall, Maryland		Owned (Building)

200 Market Square	2005	Leased (Land)	2,800
Prince Frederick, Maryland		Owned (Building)

Item 3.  Legal Proceedings
Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.
Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Price and Dividends on Registrant’s and Related Stockholder Matters
The information contained under the section captioned “Market for the Registrant’s Common Stock, and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.
Recent Sales of Unregistered Securities
On December 30, 2005, the Company issued 15,768 shares of its common stock, par value $0.01, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder. An underwriter was not utilized in the transaction. Shares were sold to 7 persons, which consisted of officers and directors of the Company and Community Bank of Tri-County and their outside counsel. Of the 7 persons purchasing shares in the offering, 4 were accredited investors. The Company received an aggregate of $473,040 in cash for the shares that were issued. There were no underwriting discounts or commissions. The net proceeds from the offering were used for general corporate purposes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 2005	—	$—	—	62,087

November 2005	—	—	—	62,087

December 2005	1,976	30.27	1,976	62,087

Total	1,976	$30.27	1,976	62,087

Item 6.  Selected Financial Data
The information contained under the section captioned “Selected Financial Data” of the Annual Report is incorporated herein by reference.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation
The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and results of Operations” of the Annual Report is incorporated herein by reference.
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
There have been no change since the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information
Not applicable.
PART III
Item 10.  Directors and Executive Officers of the Registrant
For information concerning the Company’s directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned “Proposal I — Election of

Directors” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers” under Part I of this Annual Report on Form 10-K, which is incorporated herein by reference.
For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and Controller, as well as all of its officers, directors, and employees. The Code of Ethics is included herewith as Exhibit 14.
Item 11.  Executive Compensation
The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Security Ownership of Certain Owners
     The information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.
     (b) Security Ownership of Management
     Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.
     (c) Changes in Control
     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
     (d) Equity Compensation Plan Information
     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants. In 2005, the Company’s previous plans, which were the 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors, expired. In 2005, the shareholders approved the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2005.

			(c)
			Number of securities remaining
	(a)	(b)	available for future issuance
	Number of securities to be issued	Weighted average exercise price	under equity compensation plans
	upon exercise of outstanding	of outstanding options, warrants,	(excluding securities reflected in
Plan Category	options, warrants, and rights	and rights	column (a)
Equity plans approved by security holders	251,202	$ 20.70	105,474

Equity compensation plans not approved by security holders (1)	45,300	$ 18.63	—

Total	296,502	$ 20.38	105,474

(1)	Consists of the 1995 Stock Option Plan for Non-Employee Directors which provided grants of non-incentive options to directors who are not employees of the Company or its subsidiaries. Options were granted under the plan at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter. This plan expired in 2005.
Item 13.  Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the section captioned “Relationships and transactions with the Company and the Bank” in the Proxy Statement.
Item 14.  Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Auditors” in the Proxy Statement.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) List of Documents Filed as Part of this Report
     (1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 7 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Tri-County Financial Corporation (1)

3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (3)

10.2	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (4)

10.3	Employment Agreements with C. Marie Brown, as amended, and Gregory C. Cockerham (2)

10.4	Restated Employment Agreement with Michael L. Middleton (5)

10.5	Guaranty Agreements with Michael L. Middleton, C. Marie Brown and Gregory C. Cockerham (3)

10.6	Executive Incentive Compensation Plan (3)

10.7	Executive Compensation Plan 2003 Amendment (5)

10.8	Employment Agreement with William J. Pasenelli (3)

10.9	Retirement Plan for Directors (3)

10.10	Split Dollar Agreements with Michael L. Middleton and C. Marie Brown (3)

10.11	Guaranty Agreement with William J. Pasenelli (2)

10.12	Split Dollar Agreement with William J. Pasenelli (2)

10.13	Salary Continuation Agreement with Michael L. Middleton (5)

10.14	Salary Continuation Agreement with C. Marie Brown (5)

10.15	Salary Continuation Agreement with Gregory C. Cockerham (5)

10.16	Salary Continuation Agreement with William J. Pasenelli (5)

10.17	Amendment to the Community Bank of Tri-County Employment Agreement with C. Marie Brown (6)

10.18	Amendment to the Community Bank of Tri-County Employment Agreement with Gregory C. Cockerham (6)

10.19	Amendment to the Community Bank of Tri-County Employment Agreement with William J. Pasenelli (6)

10.20	Tri-County Financial Corporation 2005 Equity Compensation Plan (7)

13	Annual Report to Stockholders for fiscal year ended December 31, 2005

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Rule 13a-14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(3)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-70800).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(7)	Incorporated by reference to Appendix A in the definitive proxy statement (File No. 000-18279) filed with the Securities and Exchange Commission on April 11, 2005.
(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: March 29, 2006	By:	/s/ Michael L. Middleton

Michael L. Middleton
President and Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli

	Michael L. Middleton		William J. Pasenelli
	(Director, President and Chief		(Chief Financial and Accounting Officer)
Executive Officer)

Date: March 29, 2006		Date: March 29, 2006

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.

	C. Marie Brown		Herbert N. Redmond, Jr.
	(Director and Chief Operating Officer)		(Director)

Date: March 29, 2006		Date: March 29, 2006

By:	/s/ H. Beaman Smith	By:	/s/ A. Joseph Slater

	H. Beaman Smith		A. Joseph Slater
	(Director and Secretary/Treasurer)		(Director)

Date: March 29, 2006		Date: March 29, 2006

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd

	Louis P. Jenkins, Jr.		James R. Shepherd
	(Director)		(Director)

Date: March 29, 2006		Date: March 29, 2006