Form 10-Q
period 2006-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2006-05-12
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act.)
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 26, 2006, the registrant had 1,163,336 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,242,760	$7,262,547
Federal Funds sold	1,410,626	640,818
Interest-bearing deposits with banks	10,882,592	14,671,875
Securities available for sale — at fair value	6,771,806	7,178,894
Securities held to maturity — at amortized cost	114,124,302	116,486,685
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	7,069,200	7,190,300
Loans receivable — net of allowance for loan losses of $3,463,183 and $3,383,334, respectively	379,700,806	369,592,253
Premises and equipment, net	6,477,396	6,460,545
Foreclosed real estate	475,561	475,561
Accrued interest receivable	2,466,563	2,406,542
Investment in bank-owned life insurance	8,504,947	6,434,175

Other assets	2,396,185	2,487,280

TOTAL ASSETS	$546,522,744	$541,287,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$42,935,031	$44,325,083
Interest-bearing deposits	329,183,699	319,048,657

Total deposits	372,118,730	363,373,740
Short-term borrowings	15,505,588	20,074,975
Long-term debt	108,075,213	107,823,759
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000

Accrued expenses and other liabilities	3,521,073	3,436,845

Total liabilities	511,220,604	506,709,319

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued 1,761,508 and 1,760,991 shares, respectively	17,615	17,610
Additional paid in capital	9,115,101	9,057,805
Retained earnings	26,409,104	25,580,634
Accumulated other comprehensive (loss) income	(112,425)	49,362
Unearned ESOP shares	(127,255)	(127,255)

Total stockholders’ equity	35,302,140	34,578,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$546,522,744	$541,287,475

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,663,527	$4,811,653
Taxable interest and dividends on investment securities	1,591,302	1,739,523
Interest on deposits with banks	45,130	13,692

Total interest income	8,299,959	6,564,868

INTEREST EXPENSE:
Interest on deposits	2,462,742	1,011,619
Interest on short-term borrowings	228,495	800,303
Interest on long-term debt	1,354,579	997,158

Total interest expense	4,045,816	2,809,080

NET INTEREST INCOME	4,254,143	3,755,788

PROVISION FOR LOAN LOSSES	86,485	63,027

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,167,658	3,692,761

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$98,617	$62,907
Net gain on the sale of foreclosed property	—	36,000
Income from bank-owned life insurance	70,772	61,129
Loss on sale of investment securities	—	(14,581)
Service charges	308,329	255,874

Total noninterest income	477,718	401,329

NONINTEREST EXPENSE:
Salary and employee benefits	1,661,371	1,463,962
Occupancy	279,307	231,873
Advertising	145,208	87,412
Data processing	220,234	160,824
Legal and professional fees	239,014	119,445
Depreciation of furniture, fixtures and equipment	112,496	87,100
Telephone communications	22,721	29,194
ATM expenses	57,322	69,794
Office supplies	35,711	30,364
Office equipment	12,793	9,702
Other	344,378	259,044

Total noninterest expenses	3,130,555	2,548,714

INCOME BEFORE INCOME TAXES	1,514,821	1,545,376
Income tax expense	541,684	521,015

NET INCOME	973,137	1,024,361

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding losses arising during period	(161,787)	(299,666)

COMPREHENSIVE INCOME	$811,350	$724,695

INCOME PER COMMON SHARE
Basic	$0.55	$0.59
Diluted	0.52	0.56
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$973,137	$1,024,361
Adjustments to reconcile net income to net Cash (used) provided by operating activities:
Stock-based compensation	60,000	—
Provision for loan losses	86,485	63,027
Loss on sales of investment securities	—	14,581
Depreciation and amortization	213,856	170,100
Net amortization of premium/discount on investment securities	(10,502)	58,139
Increase in cash surrender of bank-owned life insurance	(70,772)	(61,129)
Deferred income tax benefit	75,883	51,110
Increase in accrued interest receivable	(60,021)	(216,065)
Decrease in deferred loan fees	(29,261)	(121,043)
Decrease in accounts payable, accrued expenses, other liabilities	24,228	(152,534)

Decrease in other assets	98,558	306,902

Net cash (used) provided by operating activities	(638,409)	1,137,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(11,694)	(3,653)
Proceeds from sale, redemption or principal payments of investment securities available for sale	163,379	1,759,327
Purchase of investment securities held to maturity	(3,500,000)	(25,049,248)
Proceeds from maturities or principal payments of investment securities held to maturity	5,883,155	16,200,076
Net sale (purchase) of FHLB and Federal Reserve Bank stock	121,100	(1,317,200)
Loans originated or acquired	(36,968,947)	(69,587,499)
Principal collected on loans	26,803,170	42,023,167
Purchase of bank owned life insurance	(2,000,000)	—
Purchase of premises and equipment	(230,707)	(693,305)
Proceeds from foreclosed real estate	—	36,000

Net cash used in investing activities	(7,740,544)	(36,632,335)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$8,744,990	$13,809,124
Proceeds from long-term borrowings	260,000	10,000,000
Payments of long-term borrowings	(8,546)	(82,215)
Net (decrease) increase in short-term borrowings	(4,569,387)	9,760,702
Exercise of stock options	57,344	155,168
Net change in unearned ESOP shares	—	60,395
Redemption of common stock	(144,710)	(41,780)

Net cash provided by financing activities	4,339,691	33,661,394

DECREASE IN CASH AND CASH EQUIVALENTS	(4,039,262)	(1,833,492)

CASH AND CASH EQUIVALENTS — JANUARY 1	22,575,240	17,715,779

CASH AND CASH EQUIVALENTS — MARCH 31	$18,535,978	$15,882,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$4,068,462	$2,763,742

Income taxes	$613,000	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2005 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2005 Annual Report. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2006 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2005.

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

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2006, there were 59,526 shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic	1,759,975	1,727,898
Diluted	1,874,549	1,835,126
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.

5.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel to promote the success of the business. These plans are described in note 12 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Prior to 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to 2006 on stock options granted to employees or directors, since all options granted under the Company’s incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-based Compensation” and superseded APB No. 25. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods. As of December 31, 2005, all outstanding options were fully vested, so no expense will be recognized for options outstanding as of this date; however, the Company has accrued for outstanding options relating to the current year. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this pronouncement resulted in compensation expense of $60,000 for the three months ended March 31, 2006.

The following table illustrates the effect on the net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net Income as reported	$1,024,361

Less pro-forma stock-based compensation expense determined under the fair value method, net of tax effects	—

Pro-forma net income	$1,024,361

Net income per share
Basic — as reported	$0.59
Basic — pro-forma	$0.59
Diluted — as reported	$0.56
Diluted — pro-forma	$0.56

A summary of the Company’s stock option plans as of March 31, 2006 and changes during the three-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years
Outstanding at December 31, 2005	296,502	$20.38
Granted	—	—
Exercised	(4,850)	11.82
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2006	291,652	$20.53	$3,928.552	6.0

Exercisable at March 31, 2006	291,652	$20.53	$3,928,552	6.0

Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.

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
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) and this Quarterly Report on Form 10-Q under “Item 1.A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of the Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt, and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2005.
For the last several quarters, the Federal Reserve has signaled a resolve to control inflation through successive increases in the targeted Federal Funds rate. These increases have pushed the Federal Funds rate from 1.0% in June 2004 to 4.75% currently. These increases have had the effect of “flattening” the yield curve as long term rates have generally not increased the same amount as short term rates. While we believe that we are positioned to perform well in a moderate rate increase environment, substantially higher or substantially lower interest rates could affect our future financial performance. This would be true if key interest rates increased funding costs faster than they increased yields on earning assets. Our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers and might lead to an increase in loan delinquency caused by borrowers’ inability to pay these higher costs. Substantially lower interest rates might lead to accelerated prepayment of our interest earning assets while many of our liabilities would remain at today’s higher rates.
SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2006	2005
Condensed Income Statement
Interest Income	$8,299,959	$6,564,868
Interest Expense	4,045,816	2,809,080

Net Interest Income	4,254,143	3,755,788
Provision for Loan Loss	86,485	63,027
Noninterest Income	477,718	401,329
Noninterest Expense	3,130,555	2,548,714

Income Before Income Taxes	1,514,821	1,545,376
Income Taxes	541,684	521,015

Net Income	$973,137	$1,024,361

	Three Months Ended
	March 31,
	2006	2005
Per Common Share
Basic Earnings	$0.55	$0.59
Diluted Earnings	$0.52	$0.56
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.
RESULTS OF OPERATIONS
Net income for the three-month period ended March 31, 2006 totaled $973,137 ($0.55 basic and $0.52 diluted earnings per share) compared to $1,024,361 ($0.59 basic and $0.56 diluted earnings per share) for the same period in the prior year. This decrease of $51,224, or 5.00%, was caused by increases in noninterest expense and provision for loan losses offset by increases in net interest income and noninterest income.
For the three-month period ended March 31, 2006, interest income increased by $1,735,091, or 26.43%, to $8,299,959. The increase was due to higher average balances of earning assets and higher rates earned on these assets. In addition, the Bank continued to increase balances of loans which tend to have higher yields and decrease balances of cash and investment securities which tend to have lower yields. Interest expense increased to $4,045,816 in the three-month period ending March 31, 2006 as compared to $2,809,080 in the same period in the prior year, an increase of $1,236,736 or 44.03%. The increase was the result of higher average balances and higher rates. Although overall rates paid on interest earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.
Provision for loan losses increased to $86,485 for the three months ended March 31, 2006 from $63,027 for the three- month period ended March 31, 2005. The increase in the provision was caused by the increases in the Bank’s loan portfolio, especially in commercial loans, which tend to have a higher risk of default than one- to four- family residential real estate loans. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$98,617	$62,907	$35,710	56.77%
Net gain on the sale of foreclosed property	—	36,000	(36,000)	(100.00%)
Income from bank-owned life insurance	70,772	61,129	9,643	15.77%
Loss on sale of investment securities	—	(14,581)	14,581
Service charges	308,329	255,874	52,455	20.50%

Total noninterest income	$477,718	$401,329	$76,389	19.03%

Loan appraisal, credit, and miscellaneous charges increased due to higher loan volumes. The decrease in gain on the sale of foreclosed property reflects that no foreclosed property was sold in the current year. Income from bank-owned life insurance reflects $2,000,000 in additional policy purchases in the current year. The absence of a loss on the sale of investment securities reflects that there were no investment sales in 2006. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$1,661,371	$1,463,962	$197,409	13.48%
Occupancy	279,307	231,873	47,434	20.46%
Advertising	145,208	87,412	57,796	66.12%
Data processing	220,234	160,824	59,410	36.94%
Legal and professional fees	239,014	119,445	119,569	100.10%
Depreciation of furniture, fixtures, and equipment	112,496	87,100	25,396	29.16%
Telephone communications	22,721	29,194	(6,473)	(22.17%)

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
ATM expenses	57,322	69,794	(12,472)	(17.87%)
Office supplies	35,711	30,364	5,347	17.61%
Office equipment	12,793	9,702	3,091	31.86%
Other	344,378	259,044	85,334	32.94%

Total noninterest expenses	$3,130,555	$2,548,714	$581,841	22.83%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank, increased benefits costs, and the expense of options awards. Employees were added to staff an additional branch and to staff some administrative and accounting positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch. Advertising expenses increased as the Bank has continued to focus on increasing market presence in southern Maryland. Data processing reflects increases in the size of the Bank and the number of accounts. It also reflects the addition of several new systems to support customer growth. Legal and professional fees reflect the additional costs of preparing the Company for Sarbanes-Oxley compliance. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. Other expenses reflect increases due to the added size of the Bank.
Income tax expense increased to $541,684, or 35.76%, of pretax income, in the current year, from $521,015, or 33.71%, of pretax income, in the prior year. The prior year’s lower income tax rate was attributable to a higher proportion of interest income receiving preferential state or federal income tax treatment.
FINANCIAL CONDITION
Assets

	March 31, 2006	December 31, 2005	$ Change	% Change
Cash and due from banks	$6,242,760	$7,262,547	$(1,019,787)	(14.04%)
Federal Funds sold	1,410,626	640,818	769,808	120.13%
Interest-bearing deposits with banks	10,882,592	14,671,875	(3,789,283)	(25.83%)
Securities available for sale	6,771,806	7,178,894	(407,088)	(5.67%)
Securities held to maturity — at amortized cost	114,124,302	116,486,685	(2,362,383)	(2.03%)
Federal Home Loan Bank and Federal Reserve Bank stock	7,069,200	7,190,300	(121,100)	(1.68%)
Loans receivable — net of allowance for loan losses of $3,463,183 and $3,383,334, respectively	379,700,806	369,592,253	10,108,553	2.74%
Premises and equipment, net	6,477,396	6,460,545	16,851	0.26%
Foreclosed real estate	475,561	475,561	—	0.00%
Accrued interest receivable	2,466,563	2,406,542	60,021	2.49%
Investment in bank-owned life insurance	8,504,947	6,434,175	2,070,772	32.18%

Other assets	2,396,185	2,487,280	(91,095)	(3.66%)

	$546,522,744	$541,287,475	$5,235,269	0.97%

Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks decreased as the funds were used to fund growth in loans. Investment securities, including both the available for sale and held to maturity portfolios, decreased because the Bank has continued to use investment repayments as a source of funds to build its loan portfolio. The loan portfolio increased as a result of increases in the Bank’s portfolio of commercial real estate loans and commercial lines of credit due to continued marketing emphasis on these loan types. Investment in bank-owned life insurance increased due to purchases of additional policies.
Details of the Bank’s loan portfolio are presented below:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Real Estate Loans
Commercial	$170,889,154	44.53%	$166,850,838	44.66%
Residential first mortgages	75,601,277	19.70%	73,627,717	19.71%
Residential construction	32,664,381	8.51%	32,608,002	8.73%

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Second mortgage loans	26,357,271	6.87%	25,884,406	6.93%
Commercial lines of credit	57,355,352	14.95%	54,737,693	14.65%
Consumer loans	3,062,181	0.80%	3,128,425	0.84%
Commercial equipment	17,808,825	4.64%	16,742,220	4.48%

	383,738,441	100.00%	373,579,301	100.00%

Less:
Deferred loan fees	574,452	0.15%	603,714	0.16%

Allowance for loan losses	3,463,183	0.90%	3,383,334	0.91%

	$379,700,806		$369,592,253

At March 31, 2006, the Bank’s allowance for loan losses totaled $3,463,183 or 0.90% of loan balances as compared to $3,383,334 or 0.91% of loan balances at December 31, 2005. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	3 Months Ended	3 Months Ended
	March 31, 2006	March 31, 2005
Beginning Balance	$3,383,334	$3,057,558
Charge Offs	6,636	—
Recoveries	—	—

Net Charge Offs	6,636	—
Provision for Loan Losses	86,485	63,027

Balance at the end of the Period	$3,463,183	$3,120,585

The following table provides information with respect to our non-performing assets at the dates indicated.

	Balances as of	Balances as of
	March 31, 2006	December 31, 2005
Restructured loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non-accrual basis	$581,398	$590,498

Total non performing loans	$581,398	$590,498

Non performing loans to total loans	0.15%	0.15%

Allowance for loan losses to non- performing loans	596.66%	572.96%

Liabilities

	March 31, 2006	December 31, 2005	$ Change	% Change
Noninterest-bearing deposits	$42,935,031	$44,325,083	$(1,390,052)	(3.14%)
Interest-bearing deposits	329,183,699	319,048,657	10,135,042	3.18%

	March 31, 2006	December 31, 2005	$ Change	% Change
Total deposits	372,118,730	363,373,740	8,744,990	2.41%
Short-term borrowings	15,505,588	20,074,975	(4,569,387)	(22.76%)
Long-term debt	108,075,213	107,823,759	251,454	0.23%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	3,521,073	3,436,845	84,228	2.45%

	$511,220,604	$506,709,319	$4,511,285	0.89%

Interest bearing deposit balances increased due to the Bank’s continuing efforts to increase our market share through advertising, branch improvements, and other marketing efforts. Noninterest-bearing deposits are harder to market in a rising rate environment, and they have declined in the current period. We will continue to make marketing efforts on all deposit types in the future. A decline in noninterest bearing deposits was offset by a large increase in interest bearing deposits. Short-term borrowings declined as the Bank continued to replace borrowings with deposits.
Stockholders’ Equity

	March 31, 2006	December 31, 2005	$ Change	% Change
Common stock	$17,615	$17,610	$5	0.03%
Additional paid in capital	9,115,101	9,057,805	57,296	0.63%
Retained earnings	26,409,104	25,580,634	828,470	3.24%
Accumulated other comprehensive income (loss)	(112,425)	49,362	(161,787)	(327.76%)
Unearned ESOP shares	(127,255)	(127,255)	—	0.00%

	$35,302,140	$34,578,156	$723,984	2.09%

Common stock and additional paid in capital increased due to exercise of options. Retained earnings increased because of earnings, offset by the repurchase of 5,858 shares at a cost of $196,000. Book value per share increased from $19.64 per share to $20.04 reflecting the total change in equity.
LIQUIDITY AND CAPITAL RESOURCES
The Company currently has no business other than holding the stock of the Bank and payment on its subordinated debentures. Its primary uses of funds are for the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2006, the maximum available under this line would be $218 million, while outstanding advances totaled $123 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At March 31, 2006, the Bank had pledged collateral sufficient to draw $157 million under the line. In addition, the Bank has identified additional collateral, sufficient to borrow an additional $57 million.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2006 totaled $18,535,978, a decrease of $4,039,262, or 17.89%, from the December 31, 2005 total of $22,575,240. This decrease was due to the use of such funds to support the increase in loans and pay down short term borrowings.

The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first quarter in 2006, all financing activities provided $4,339,691 in cash compared to $33,661,394 for the first quarter of 2005. The decrease in cash flows from financing activities during the most recent period was principally due to decreases in borrowing activities. Proceeds from long term borrowings declined to $260,000 in the first quarter of 2006 from $10,000,000 for the same period in 2005. In addition, there was a net decrease in short term borrowings in the current period of $4,569,387 compared to a $9,760,702 increase in the same period in 2005. During the first quarter of 2006, net deposit growth was $8,744,990 compared to $13,809,124 in 2005. Operating activities used cash of $638,409 in the first quarter of 2006 compared to providing cash of $1,137,449 in the first quarter of 2005. The change was caused primarily by the purchase of bank-owned life insurance in 2006.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the quarter ended March 31, 2006, the Bank invested a total of $7,740,544 compared to $36,632,335 in 2005. The principal reasons for the decrease in cash used in investing activities were a decline in the purchases of investment securities and a decline in loan originations.
REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2006, the Bank’s tangible, leverage and risk-based capital ratios were 8.22%, 10.46% and 11.30%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At March 31, 2006, the Company’s tangible, leverage and risk-based capital ratios were 8.69%, 11.05% and 11.88%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable as the registrant has not been subject to the requirements of Item 305 of Regulation S-K at a fiscal year end.
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
Item 1A. — Risk Factors – There have been no material changes with respect to the Risk Factors disclosed in the Company’s Form 10-K.
Item 2 – Unregistered sales of equity securities and use of proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended March 31, 2006.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 2006	600	$33.00	600	61,487
February 2006	3,282	33.50	3,282	58,205
March 2006	450	33.25	450	57,755

Total	4,332	33.40	4,332	57,755

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 85,000 shares of its common stock (as adjusted for the three for two stock split declared in October 2004 and December 2005). The program will continue until it is completed or terminated by the Board of Directors.
Item 3 — Default Upon Senior Securities — None
Item 4 Submission of Matters to a Vote of Security Holders —None
Item 5 — Other Information — None
Item 6 — Exhibits
Exhibit 3 Amended and Restated Bylaws
Exhibit 31 Rule 13a-14(a) Certifications
Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:

Date:	May 12, 2006	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the
Board

Date:	May 12, 2006	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer