Form 10-Q/A
period 2006-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2006-06-07
CIK 855874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                 3035 Leonardtown Road, Waldorf, Maryland 20601
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 843-0854
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No___
    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.)

    Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer  X
                                                                            ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___         No  X
                   ---

As of April 26, 2006, the registrant had 1,769,028 shares of common stock outstanding.

         Tri-County Financial Corporation (the "Registrant") hereby amends the cover page from its Quarterly Report on Form 10-Q for the period ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 12, 2006. Specifically, the Registrant provided the wrong number of outstanding shares as of April 26, 2006. No other parts of the Form 10-Q presented incorrect share information. Accordingly, the remainder of the Form 10-Q has not been refiled.

                        TRI-COUNTY FINANCIAL CORPORATION

                                   FORM 10-Q/A

                                      INDEX
                                      -----


                                                                           PAGE

PART II - OTHER INFORMATION

Item 6 -     Exhibits                                                        1

    SIGNATURES                                                               2

                           PART II - OTHER INFORMATION

Item 6 - Exhibits

           Exhibit 3       Amended and Restated Bylaws (1)

           Exhibit 31      Rule 13a-14(a) Certifications

           Exhibit 32      Section 1350 Certifications (1)
           -----------------------
           (1) Previously filed with the Quarterly Report on Form 10-Q, filed on May 12, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TRI-COUNTY FINANCIAL CORPORATION



Date: June 7, 2006                    By: /s/ Michael L. Middleton
                                          --------------------------------------
                                          Michael L. Middleton, President, Chief
                                          Executive Officer and Chairman of the
                                          Board




Date: June 7, 2006                    By: /s/ William J. Pasenelli
                                          --------------------------------------
                                          William J. Pasenelli, Executive Vice
                                          President and Chief Financial Officer

                                  CERTIFICATION


I, Michael L. Middleton, President and Chief Executive Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A of Tri-County Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 7, 2006

                                           /s/ Michael L. Middleton
                                           -------------------------------------
                                           Michael L. Middleton
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, William J. Pasenelli, Executive Vice President, Treasurer and Chief Financial Officer of Tri-County Financial Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A of Tri-County Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

       (d) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (e) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 7, 2006

                                           /s/ William J. Pasenelli
                                           -------------------------------------
                                           William J. Pasenelli
                                           Executive Vice President and
                                           Chief Financial Officer