Form 10-Q
period 2006-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2006-08-14
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 018279
Tri-County Financial Corporation
(Exact name of registrant as specified in its charter)

Maryland (State of other jurisdiction of incorporation or organization)	52-1652138 (I.R.S. Employer Identification No.)

3035 Leonardtown Road, Waldorf, Maryland (Address of principal executive offices)	20601 (Zip Code)
(301) 843–0854
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non – accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b2 of the exchange act.)
Large accelerated filer ☐    Accelerated filer ☐    Non – accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2006, the registrant had 1,766,840 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$2,869,183	$7,262,547
Federal funds sold	675,129	640,818
Interest-bearing deposits with banks	12,454,378	14,671,875
Securities available for sale	9,538,720	7,178,894
Securities held to maturity — at amortized cost	106,205,210	116,486,685
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	7,158,800	7,190,300
Loans receivable — net of allowance for loan losses of $3,549,270 and $3,383,334 respectively	404,506,928	369,592,253
Premises and equipment, net	6,546,664	6,460,545
Foreclosed real estate, net	460,884	475,561
Accrued interest receivable	2,549,593	2,406,542
Investment in bank owned life insurance	8,593,983	6,434,175

Other assets	3,020,764	2,487,280

TOTAL ASSETS	$564,580,236	$541,287,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing deposits	$41,352,192	$44,325,083

Interest-bearing deposits	346,735,839	319,048,657

Total deposits	388,088,031	363,373,740

Short-term borrowings	32,244,357	20,074,975

Long-term debt	93,065,552	107,823,759

Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000

Accrued expenses and other liabilities	3,868,623	3,436,845

Total liabilities	529,266,563	506,709,319

STOCKHOLDERS’ EQUITY:
Common stock – par value $.01; authorized - 15,000,000 shares; issued 1,761,499 and 1,760,991 shares, respectively	17,615	17,610
Additional paid in capital	9,182,554	9,057,805
Retained earnings	26,369,872	25,580,634
Accumulated other comprehensive (loss) income	(159,339)	49,362
Unearned ESOP shares	(97,029)	(127,255)

Total stockholders’ equity	35,313,673	34,578,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,580,236	$541,287,475

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$7,175,349	$5,504,666	$13,838,876	$10,316,319
Taxable interest and dividends on investment securities	1,589,901	1,763,829	3,181,203	3,503,352
Interest on deposits with banks	62,660	15,544	107,790	29,236

Total interest income	8,827,910	7,284,039	17,127,869	13,848,907

INTEREST EXPENSE:
Interest on deposits	2,766,038	1,488,801	5,228,780	2,500,420
Interest on short-term borrowings	322,673	838,994	551,168	1,639,297
Interest on long-term debt	1,385,212	1,041,661	2,739,791	2,038,819

Total interest expenses	4,473,923	3,369,456	8,519,739	6,178,536

NET INTEREST INCOME	4,353,987	3,914,583	8,608,130	7,670,371

PROVISION FOR LOAN LOSSES	86,087	126,097	172,572	189,124

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,267,900	3,788,486	8,435,558	7,481,247

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$135,172	$61,973	$233,789	$124,880

Net gain on the sale of foreclosed property	—	3,756	—	39,756
Income from bank owned life insurance	89,036	62,201	159,808	123,330
Loss on sale of investment securities				(14,581)
Service charges	281,404	305,876	589,733	561,750

Total noninterest income	505,612	433,806	983,330	835,135

NONINTEREST EXPENSE:
Salary and employee benefits	1,753,526	1,358,491	3,414,897	2,822,453
Occupancy	324,981	293,585	604,288	525,458
Advertising	100,983	118,158	246,191	205,570
Data processing	210,339	162,538	430,573	323,362
Legal and professional fees	309,153	129,723	548,167	249,168
Depreciation of furniture, fixtures, and equipment	128,931	109,250	241,427	196,350
Telephone communications	19,222	24,208	41,943	53,402
ATM expenses	58,855	80,087	116,177	149,881
Office supplies	33,239	37,587	68,950	67,951
Office equipment	11,458	19,974	24,251	29,676
Other	246,926	256,314	591,304	515,358

Total noninterest expenses	3,197,613	2,589,915	6,328,168	5,138,629

INCOME BEFORE INCOME TAXES	1,575,899	1,632,377	3,090,720	3,177,753
Income tax expense	516,964	553,288	1,058,648	1,074,303

NET INCOME	1,058,935	1,079,089	2,032,072	2,103,450

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding (losses) gains arising during period	(46,914)	216,596	(208,701)	(83,070)

COMPREHENSIVE INCOME	$1,012,021	$1,295,685	$1,823,371	$2,020,380

EARNINGS PER COMMON SHARE
Basic	$0.60	$0.62	$1.15	$1.21
Diluted	0.56	0.59	1.08	1.14
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,032,072	$2,103,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	172,572	189,124
Loss on sales of investment securities	—	14,581
Depreciation and amortization	455,017	373,650
Net amortization of premium/discount on investment securities	13,095	180,582
Increase in cash surrender value of bank owned life insurance	(159,808)	(123,330)
Deferred income tax provision (benefit)	166,844	(100,498)
Increase in accrued interest receivable	(143,051)	(398,750)
Decrease in deferred loan fees	(92,284)	(160,602)
Increase in accounts payable, accrued expenses, other liabilities	431,778	373,807
Increase in other assets	(592,814)	(111,572)

Net cash provided by operating activities	2,283,421	2,340,442

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities available for sale	(3,056,127)	(7,316)
Proceeds from sale, redemption or principal payments of investment securities available for sale	369,077	3,171,871
Purchase of investment securities held to maturity	(4,300,000)	(25,249,248)
Proceeds from maturities or principal payments of investment securities held to maturity	14,579,389	37,290,218
Net sale of FHLB and Federal Reserve Bank stock	31,500	33,200
Loans originated or acquired	(93,286,715)	(131,435,265)
Principal collected on loans	58,291,752	81,490,185
Purchase of bank owned life insurance	(2,000,000)	—
Purchase of premises and equipment	(541,136)	(1,203,473)
Proceeds from sale of foreclosed real estate	14,677	39,756

Net cash used in investing activities	(29,897,583)	(35,870,072)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$24,714,291	$51,639,659
Proceeds from long-term borrowings	260,000	20,000,000
Payments of long-term borrowings	(15,018,207)	(5,090,513)
Trust preferred debentures	—	5,000,000
Net increase (decrease) in short term borrowings	12,169,382	(35,419,900)
Exercise of stock options	81,505	166,815
Net change in unearned ESOP shares	73,554	60,395
Dividends paid	(972,966)	(930,669)
Redemption of common stock	(269,947)	(232,185)

Net cash provided by financing activities	21,037,612	35,193,602

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,576,550)	1,663,972

CASH AND CASH EQUIVALENTS JANUARY 1	22,575,240	17,715,779

CASH AND CASH EQUIVALENTS JUNE 30	$15,998,690	$19,379,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:

Interest	$8,516,751	$6,105,531

Income taxes	$1,251,000	$1,002,500

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General The consolidated financial statements of Tri — County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri — County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2005 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2005 Annual Report. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2006 presentation.

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

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred — tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

4.	EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2006, there were no shares excluded from the diluted earnings per share computation. Basic and diluted earnings per share, have been computed based on weighted — average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic	1,761,069	1,734,383	1,760,525	1,731,356
Diluted	1,890,232	1,847,276	1,876,258	1,845,375
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.

5.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2005. Prior to 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to 2006 on stock options granted to employees or directors, since all options granted under the Company’s incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share — Based Payment” (“SFAS No. 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock — based Compensation” and superseded APB No. 25. SFAS No. 123(R) requires that all stock–based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods. As of December 31, 2005, all outstanding options were fully vested, so no expense will be recognized for options outstanding as of that date; however, the Company has accrued for outstanding options relating to the current year. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.

The following table illustrates the effect on the net earnings per common share if the fair value method had been applied to all outstanding awards for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,079,089	$2,103,450

Less pro forma stock-based compensation:
Expense determined under fair value method, net tax effects	(193,614)	(193,614)

	$885,475	$1,909,836

Earnings per common share
Basic as reported	$0.62	$1.21
Basic pro forma	$0.51	$1.10
Diluted as reported	$0.59	$1.14
Diluted pro forma	$0.48	$1.03

A summary of the Company’s stock option plans as of June 30, 2006 and changes during the six — month period then ended is presented below:

		Weighted		Weighted – Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value (1)	Years
Outstanding at December 31, 2005	296,502	$20.38
Granted
Exercised	(6,279)	12.98
Expired
Forfeited	(5,156)	19.27

Outstanding at June 30, 2006	285,068	$20.57	$4,328,091	5.8

Exercisable at June 30, 2006	285,068	$20.57	$4,328,091	5.8

Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.

6.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable – rate capital securities with an interest rate of 5.07% in a private pooled transaction. The variable rate is based on the 90day LIBOR rate plus 1.70% and adjusts quarterly. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures is identical to the interest rate on the trust preferred securities. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

On July 22, 2004, Tri County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of variable — rate capital securities with an interest rate of 4.22% in a private pooled transaction. The variable rate is based on the 90day LIBOR rate plus 2.60% and adjusts quarterly. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures is identical to the interest rate on the trust preferred securities. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

7.	NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivative embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140 and SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expects to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (‘SAFS 43’) (“EITF 06–2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward — looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri — County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward – looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward — looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) under Part I, “Item 1.A. Risk Factors” and this Quarterly Report on Form 10-Q under Part II, “Item 1.A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward — looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward — looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri — County (the “Bank”), a Maryland — chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt, and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes secured and unsecured commercial and consumer loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.
Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined. Management believes that these changes will enhance the Bank’s overall long — term financial performance.
Management recognizes that the shift in composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report to Stockholders for the fiscal year ended December 31, 2005.
For the last several quarters, the Federal Reserve has signaled a resolve to control inflation through successive increases in the targeted Federal Funds rate. These increases have pushed the Federal Funds rate from 1.0% in June 2004 to 5.25% currently. These increases have had the effect of “flattening” the yield curve as long — term rates have generally not increased the same amount as short — term rates. While we believe that we are positioned to perform well in a moderate rate increase environment, substantially higher or substantially lower interest rates could affect our future financial performance. This would be true if key interest rates increased funding costs faster than they increased yields on interest — earning assets. Our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers with adjustable-rate borrowings and might lead to an increase in loan delinquency caused by borrowers’ inability to pay these higher costs. Substantially lower interest rates might lead to accelerated prepayment of our interest — earning assets while many of our liabilities would remain at today’s higher rates.
SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Condensed Income Statement
Interest Income	$8,827,910	$7,284,039	$17,127,869	$13,848,907
Interest Expense	4,473,923	3,369,456	8,519,739	6,178,536
Net Interest Income	4,353,987	3,914,583	8,608,130	7,670,371
Provision for Loan Loss	86,087	126,097	172,572	189,124
Noninterest Income	505,612	433,806	983,330	835,135
Noninterest Expense	3,197,613	2,589,915	6,328,168	5,138,629
Income Before Income Taxes	1,575,899	1,632,377	3,090,720	3,177,753
Income Taxes	516,964	553,288	1,058,648	1,074,303
Net Income	1,058,935	1,079,089	2,032,072	2,103,450

Per Common Share
Basic Earnings	$0.60	$0.62	$1.15	$1.21
Diluted Earnings	$0.56	$0.59	$1.08	$1.14
Book Value	$20.05	$18.57	$20.05	$18.57
Share and per share data have been adjusted to reflect the three for two common stock split effected on December 12, 2005 as if it had occurred on January 1, 2005.
RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2006
Net income for the six — month period ended June 30, 2006 totaled $2,032,072 ($1.15 basic and $1.08 diluted earnings per share) compared to $2,103,450 ($1.21 basic and $1.14 diluted earnings per share) for the same period in the prior year. This decrease of $71,378, or 3.39%, was caused by an increase in noninterest expense offset by increases in net interest income and noninterest income and a decrease in provision for loan losses.
For the six — month period ended June 30, 2006, interest income increased by $3,278,962, or 23.68%, to $17,127,869. The increase was due to higher average balances of interest — earning assets and higher rates earned on these assets. Higher interest rates on assets were partly the result of a higher rate environment reflecting consistent increases in the federal funds rate. In addition, the Bank continued to increase balances of commercial real estate loans and commercial lines of credit, which tend to have higher yields and decrease balances of cash and investment securities which tend to have lower yields. Interest expense increased to $8,519,739 in the six — month period ended June 30, 2006 as compared to $6,178,536 in the same period in the prior year, an increase of $2,341,203 or 37.89%. The increase was the result of higher average balances and higher rates. Although overall rates paid on interest-earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.
The provision for loan losses decreased to $172,572 for the six months ended June 30, 2006 from $189,124 for the six — month period ended June 30, 2005. The decrease in the provision was caused by continued drops in delinquencies, payoffs of certain loans and continued low level of charge — offs. These positive factors were partially offset by increases in the Bank’s loan portfolio, especially in commercial loans, which tend to have a higher risk of default than one — to four — family residential real estate loans. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
NONINTEREST INCOME
Loan appraisal, credit, and miscellaneous charges	$233,789	$124,880	$108,909	87.21%
Net gain on the sale of foreclosed property		39,756	(39,756)	(100.00%)
Income from bank owned life insurance	159,808	123,330	36,478	29.58%
Loss on sale of investment securities		(14,581)	14,581	(100.00%)
Service charges	589,733	561,750	27,983	4.98%

Total noninterest income	$983,330	$835,135	$148,195	17.75%

Loan appraisal, credit, and miscellaneous charges increased due to higher loan volumes. The decrease in gain on the sale of foreclosed property reflects that a smaller amount of foreclosed property was sold ($14,677) in the current year compared to $39,756 in 2005. The current year property sold was sold at its current book value while the property sold in 2005 had a valuation allowance which effectively had reduced its book value to zero. Income from bank owned life insurance reflects $2,000,000 in additional policy purchases in the current year. The absence of a loss on the sale of investment securities reflects that there were much smaller investment sales in 2006, $369,077, compared to $3,171,871 in 2005. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
NONINTEREST EXPENSE
Salary and employee benefits	$3,414,897	$2,822,453	$592,444	20.99%
Occupancy	604,288	525,458	78,830	15.00%
Advertising	246,191	205,570	40,621	19.76%
Data processing	430,573	323,362	107,211	33.16%
Legal and professional fees	548,167	249,168	298,999	120.00%
Depreciation of furniture, fixtures, and equipment	241,427	196,350	45,077	22.96%
Telephone communications	41,943	53,402	(11,459)	(21.46%)
ATM expenses	116,177	149,881	(33,704)	(22.49%)
Office supplies	68,950	67,951	999	1.47%
Office equipment	24,251	29,676	(5,425)	(18.28%)
Other	591,304	515,358	75,946	14.74%

Total noninterest expenses	$6,328,168	$5,138,629	$1,189,539	23.15%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank, including several senior level employees, and increased benefits costs. Employees were added to staff an additional branch and to staff some administrative and accounting positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch. Advertising expenses increased as the Bank has continued to focus on increasing market presence in southern Maryland. Data processing reflects increases in the size of the Bank and the number of accounts. It also reflects the addition of several new systems to support customer growth. Legal and professional fees reflect the additional costs of preparing the Company for Sarbanes — Oxley compliance. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. ATM expenses have declined due to changes in the rates paid based on the ATM provider contract. Other expenses reflect increases due to the added size of the Bank.

Income tax expense decreased to $1,058,648, or 34.25% of pretax income, in the current year, from $1,074,303, or 33.81% of pretax income, in the prior year. The prior year’s lower income tax rate was attributable to a higher proportion of interest income receiving preferential state or federal income tax treatment and an increase in the current year state income tax rate.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2006
Net income for the three — month period ended June 30, 2006 totaled $1,058,935 ($0.60 basic and $0.56 diluted earnings per share) compared to $1,079,089 ($0.62 basic and $0.59 diluted earnings per share) for the same period in the prior year. This decrease of $20,154 or 1.9%, was caused by an increase in noninterest expense offset by increases in net interest income and noninterest income and a decrease in the provision for loan losses.
Interest income increased in 2006 due to higher average balances of assets, a higher interest rate environment and a continued shift from investments which tend to have relatively lower rates to loans such as commercial real estate loans and commercial lines of credit, which have higher interest rates. Interest expense increased due to higher average balances and the higher overall interest rate environment during 2006. These effects were partially offset by a decline in the use of wholesale funding sources during the current year. The provision for loan losses declined as the Bank’s overall loan quality improved.

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Loan appraisal, credit, and miscellaneous charges	$135,172	$61,973	$73,199	118.11%
Net gain on the sale of foreclosed property		3,756	(3,756)	(100.00%)
Income from bank owned life insurance	89,036	62,201	26,835	43.14%
Service charges	281,404	305,876	(24,472)	(8.00%)
Total noninterest income	505,612	433,806	71,806	16.55%
Loan appraisal, credit and miscellaneous charges increased as the Bank increased loan types which allow for these charges. Income from bank owned life insurance increased due to higher balances in bank owned life insurance due to $2,000,000 in additional policy purchases in 2006.

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Salary and employee benefits	1,753,526	1,358,491	395,035	29.08%
Occupancy	324,981	293,585	31,396	10.69%
Advertising	100,983	118,158	(17,175)	(14.54%)
Data processing	210,339	162,538	47,801	29.41%
Legal and professional fees	309,153	129,723	179,430	138.32%
Depreciation of furniture, fixtures, and equipment	128,931	109,250	19,681	18.01%
Telephone communications	19,222	24,208	(4,986)	(20.60%)
ATM expenses	58,855	80,087	(21,232)	(26.51%)
Office supplies	33,239	37,587	(4,348)	(11.57%)
Office equipment	11,458	19,974	(8,516)	(42.64%)
Other	246,926	256,314	(9,388)	(3.66%)
Total noninterest expenses	3,197,613	2,589,915	607,698	23.46%
Salary and employee benefits costs increased due to additional employees and higher average employee salaries. These additional employees were needed to help manage the Bank’s increased size and complexity. Occupancy costs increased as the Bank opened an additional branch. Data processing expenses reflect the growth in the Bank as well as the addition of new products. Legal and professional fees reflect the additional costs of preparing the Company for Sarbanes — Oxley compliance. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. The decrease in ATM expenses is the result of renegotiating the ATM services contract with an outside vendor.

FINANCIAL CONDITION

Assets	June 30, 2006	December 31, 2005	$ Change	% Change
Cash and due from banks	$2,869,183	$7,262,547	$(4,393,364)	(60.49%)
Federal funds sold	675,129	640,818	34,311	5.35%
Interest — bearing deposits with banks	12,454,378	14,671,875	(2,217,497)	(15.11%)
Securities available for sale	9,538,720	7,178,894	2,359,826	32.87%
Securities held to maturity at amortized cost	106,205,210	116,486,685	(10,281,475)	(8.83%)
Federal Home Loan Bank and Federal Reserve Bank stock at cost	7,158,800	7,190,300	(31,500)	(0.44%)
Loans receivable net of allowance for loan losses of $3,549,270 and $3,383,334 respectively	404,506,928	369,592,253	34,914,675	9.45%
Premises and equipment, net	6,546,664	6,460,545	86,119	1.33%
Foreclosed real estate	460,884	475,561	(14,677)	(3.09%)
Accrued interest receivable	2,549,593	2,406,542	143,051	5.94%
Investment in bank owned life insurance	8,593,983	6,434,175	2,159,808	33.57%
Other assets	3,020,764	2,487,280	533,484	21.45%

Total Assets	$564,580,236	$541,287,475	$23,292,761	4.30%

Cash and due from banks, Federal Funds sold and interest – bearing deposits with banks decreased as the funds were used to fund growth in loans. Investment securities held to maturity decreased because the Bank has continued to use the proceeds from investment repayments and maturities as a source of funds to build its loan portfolio. The small increase in investments available for sale is the result of the Bank’s investment in a mutual fund designed to provided credit the Community Reinvestment Act. The effect of this additional investment was partially offset by continued repayments from the available-for-sale portfolio which were used to fund loan growth. The loan portfolio increased as a result of increases in the Bank’s portfolio of commercial real estate loans and commercial lines of credit due to continued marketing emphasis on these loan types. Foreclosed real estate decreased due to the sale of a portion of the foreclosed property. The Bank has received indications that a substantial portion of the remaining real estate will be sold in the third quarter. Investment in bank owned life insurance increased due to purchases of additional policies.
Details of the Bank’s loan portfolio are presented below:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Real estate loans
Commercial	$175,021,917	42.84%	$166,850,838	44.66%
Residential first mortgages	76,902,713	18.82%	73,627,717	19.71%
Residential construction	34,678,763	8.49%	32,608,002	8.73%
Second mortgage loans	26,636,264	6.52%	25,884,406	6.93%
Commercial lines of credit	74,216,583	18.17%	54,737,693	14.65%
Consumer loans	3,217,163	0.79%	3,128,425	0.84%
Commercial equipment	17,894,225	4.38%	16,742,220	4.48%

Total Loans	408,567,628	100.00%	373,579,301	100.00%

Less:
Deferred loan fees	511,430	0.13%	603,714	0.16%
Allowance for loan loss	3,549,270	0.87%	3,383,334	0.91%

	$404,506,928		$369,592,253

At June 30, 2006, the Bank’s allowance for loan losses totaled $3,549,270 or 0.87% of loan balances, as compared to $3,383,334 or 0.91% of loan balances at December 31, 2005. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2005.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	6 Months Ended	6 Months Ended
	June 30, 2006	June 30, 2005
Beginning Balance	$3,383,334	$3,057,558
Charge Offs	6,636	3,201
Recoveries

Net Charge Offs	6,636	3,201
Additions Charged to Operations	172,572	189,124

Balance at the end of the Period	$3,549,270	$3,243,481

The following table provides information with respect to our nonperforming assets at the dates indicated.

	Balances as of	Balances as of
	June 30, 2006	December 31, 2005
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non–accrual basis	$518,673	$590,498

Total nonperforming loans	$518,673	$590,498

Nonperforming loans to total loans	0.13%	0.16%

Allowance for loan losses to non– performing loans	684.30%	572.96%

Liabilities

	June 30, 2006	December 31, 2005	$ Change	% Change
Noninterest — bearing deposits	$41,352,192	$44,325,083	(2,972,891)	(6.71%)
Interest — bearing deposits	346,735,839	319,048,657	27,687,182	8.68%

Total deposits	388,088,031	363,373,740	24,714,291	6.80%
Short — term borrowings	32,244,357	20,074,975	12,169,382	60.62%
Long — term debt	93,065,552	107,823,759	(14,758,207)	(13.69%)
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000		0.00%
Accrued expenses and other liabilities	3,868,623	3,436,845	431,778	12.56%

Total Liabilities	$529,266,563	$506,709,319	22,557,244	4.45%

Interest-bearing deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Noninterest — bearing deposits are harder to market in a rising rate environment, and they have declined in the current period. We will continue to make marketing efforts on all deposit types in the future. Short — term borrowings increased as certain long-term borrowings matured or were converted into short- term debt. These maturities led to the decline in the long-term debt. The Bank will continue to attempt to replace borrowings with deposits in the future.
Stockholders’ Equity

	June 30, 2006	December 31, 2005	$ Change	% Change
Common stock	$17,615	$17,610	5	0.03%
Additional paid in capital	9,182,554	9,057,805	124,749	1.38%
Retained earnings	26,369,872	25,580,634	789,238	3.09%
Accumulated other comprehensive income (loss)	(159,339)	49,362	(208,701)	(422.80%)
Unearned ESOP shares	(97,029)	(127,255)	30,226	(23.75%)

	$35,313,673	$34,578,156	735,517	2.13%

Common stock and additional paid in capital increased due to exercise of options. Retained earnings increased because of earnings, offset by the repurchase of 7,949 shares at a cost of $269,947, and cash dividends of $0.55 per share for a total cost of $972,966. Accumulated other comprehensive income declined due to a drop in the fair value of the available for sale investment portfolio. Book value per share increased from $19.64 per share to $20.05 reflecting the total change in equity.
LIQUIDITY AND CAPITAL RESOURCES
The Company currently has no business other than holding the stock of the Bank and payment on its subordinated debentures. Its primary uses of funds are the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, wholesale funding sources including brokered deposits and Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2006, the maximum available under this line would be $218 million, while outstanding advances totaled $125 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential one- to four-family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At June 30, 2006, the Bank had pledged collateral sufficient to draw $212 million under the line.
The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, Federal Funds sold, and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated flows.
Cash and cash equivalents as of June 30, 2006 totaled $15,998,690, a decrease of $6,576,550, or 29.13%, from the December 31, 2005 total of $22,575,240. This decrease was due to the use of such funds to support the increase in loans and pay down short-term borrowings.

The Bank’s principal sources of cash flows from financing activities including deposits and borrowings. During the first six months of 2006, all financing activities provided $21,037,612 in cash compared to $35,193,602 for the first six months of 2005. The decrease in cash flows from financing activities during the most recent period was principally due to a decline in the rate of deposit growth. In the first six months of 2006, the net increase in deposits declined to $24,714,291 from $51,639,659 for the same period in 2005. In addition, the Bank also had declining cash flows from long-term borrowings in the first six months of 2006 compared to the same period in 2005 as proceeds from long-term borrowings declined to $260,000 from $20,000,000 in the same period of 2005. At the same time, the Bank used substantially more cash, $15,018,207 in the first six months of 2006 compared to $5,090,513 in the same period in 2005 to pay maturing or converted long-term borrowings. Finally in the first six months of 2005, the Bank realized $5,000,000 from the sale of trust preferred debentures with no corresponding sale of these debentures in 2006. These declines in financing cash flows were partially offset by a net increase in short-term borrowings of $12,169,382 in the first six months of 2006 compared to a net decline of $35,419,900 in the same period in 2005.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the six months ended June 30, 2006, the Bank invested a total of $29,897,583 compared to $35,870,072 in 2005. The principal reasons for the decrease in cash used in investing activities were a decline in the purchases of investment securities from $25,256,564 in 2005 to $7,356,127 in 2006 and a decline in loan originations.
REGULATORY MATTERS
The Bank is subject to Federal Reserve System capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2006, the Bank’s tangible, leverage and risk – based capital ratios were 8.22%, 10.61% and 11.44%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve System as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At June 30, 2006, the Company’s tangible, leverage and risk — based capital ratios were 8.45%, 11.03% and 11.86%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve System as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its determination of the allowance for loan losses and the valuation allowance on its foreclosed real estate to be critical accounting policies. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write — down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third — party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
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
In establishing the general component of the allowance, management analyzes non — classified and non — impaired loans in the portfolio including changes in the amount and type of loans. Management also examines the Bank’s history of write — offs and recoveries within each loan category. The state of the local and national economy is also considered. Based upon these factors the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.
Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the general component of the allowance. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge — offs. For additional information regarding the allowance for loan losses, refer to Notes 1 and 4 to the Consolidated Financial Statements as presented in the Company’s Form 10-K.
In addition to the loan loss allowance, the Company also maintains a valuation allowance on its foreclosed real estate. As with the allowance for loan losses the valuation allowance on foreclosed real estate is based on SFAS No. 5, “Accounting for Contingencies,” as well as SFAS No. 144 “Accounting for the Impairment or Disposal of Long — Lived Assets.” These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable as the registrant has not been subject to the requirements of Item 305 of Regulation SK at a fiscal year end.
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
PART II OTHER INFORMATION
Item 1— Legal Proceedings — The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.
Item 1.A — In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A — Risk Factors” in the Company’s Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2 — Unregistered sales of equity securities and use of proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended June 30, 2006.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased (I)	per Share	Programs	Programs
April 2006	2,514	34.46	2,514	55,241
May 2006	1,103	35.00	1,103	54,138
June 2006	–	–	–	54,138

Total	3,617	$34.62	3,617

(I) On October 25, 2004, Tri – County Financial Corporation announced a repurchase program under which it would repurchase 85,000 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004 and December 2005). The program will continue until it is completed or terminated by the Board of Directors.
Item 3 — Default Upon Senior Securities None
Item 4 — Submission of Matters to a Vote of Security Holders — At the annual meeting of shareholders on May 3, 2006, two matters were put to a vote of security holders. Nominees Herbert N. Redmond, Jr. and A. Joseph Slater, Jr. were elected as directors. For Mr. Redmond, 1,179,233 votes were recorded for, and 58,162 votes were withheld. For Mr. Slater, 1,226,492 votes were recorded for, and 10,903 votes were withheld. The second matter put to a vote of security holders was the ratification of the appointment of Stegman & Company as the independent auditors of the Company for the fiscal year ending December 31, 2007. The appointment of Stegman & Company as the independent auditors for the Company for the fiscal year ending December 31, 2007 was ratified by the following vote: 1,227,241 votes in favor; 0 votes against; and 10,154 abstentions.

Item 5 — Other Information None
Item 6 — Exhibits
Exhibit 3 Amended and Restated Bylaws

Exhibit 31 Rule 13a14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:
Date: August 11, 2006	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date: August 11, 2006	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer (Principal Financial and Accounting Officer)