Form 10-Q
period 2006-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2006-11-14
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐      No ☑
As of October 23, 2006, the registrant had 1,767,936 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$3,474,835	$7,262,547
Federal funds sold	567,212	640,818
Interest-bearing deposits with banks	11,926,575	14,671,875
Securities available for sale	9,702,681	7,178,894
Securities held to maturity - at amortized cost	101,382,853	116,486,685
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,573,400	7,190,300
Loans receivable - net of allowance for loan losses of $3,667,047 and $3,383,334, respectively	411,870,980	369,592,253
Premises and equipment, net	6,467,448	6,460,545
Foreclosed real estate	460,884	475,561
Accrued interest receivable	2,780,633	2,406,542
Investment in bank owned life insurance	8,678,020	6,434,175
Other assets	2,415,676	2,487,280

TOTAL ASSETS	$566,301,197	$541,287,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$43,047,897	$44,325,083
Interest-bearing deposits	357,327,992	319,048,657

Total deposits	400,375,889	363,373,740
Short-term borrowings	14,928,715	20,074,975
Long-term debt	98,055,793	107,823,759
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	4,426,258	3,436,845

Total liabilities	529,786,655	506,709,319

STOCKHOLDERS’ EQUITY:
Common stock - par value $.01; authorized - 15,000,000 shares; issued 1,759,687 and 1,760,991 shares, respectively	17,597	17,610
Additional paid in capital	9,259,317	9,057,805
Retained earnings	27,323,557	25,580,634
Accumulated other comprehensive income	11,100	49,362
Unearned ESOP shares	(97,029)	(127,255)

Total stockholders’ equity	36,514,542	34,578,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,301,197	$541,287,475

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$7,620,780	$5,765,253	$21,459,656	$16,081,572
Taxable interest and dividends on investment securities	1,529,140	1,644,284	4,710,343	5,147,636
Interest on deposits with banks	36,882	24,165	144,672	53,401

Total interest income	9,186,802	7,433,702	26,314,671	21,282,609

INTEREST EXPENSE:
Interest on deposits	3,273,112	1,767,789	8,501,892	4,268,209
Interest on short-term borrowings	276,858	553,415	828,026	2,192,712
Interest on long-term debt	1,294,107	1,245,426	4,033,898	3,284,245

Total interest expenses	4,844,077	3,566,630	13,363,816	9,745,166

NET INTEREST INCOME	4,342,725	3,867,072	12,950,855	11,537,443

PROVISION FOR LOAN LOSSES	116,563	11,183	289,135	200,307

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,226,162	3,855,889	12,661,720	11,337,136

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$72,850	$68,666	$306,639	$193,546
Net gain on the sale of foreclosed property	—	—	—	39,756
Income from bank owned life insurance	84,037	63,624	243,845	186,954
Loss on sale of investment securities	—	—	—	(14,581)
Service charges	362,565	334,360	952,298	896,110

Total noninterest income	519,452	466,650	1,502,782	1,301,785

NONINTEREST EXPENSE:
Salary and employee benefits	1,764,419	1,547,190	5,179,316	4,369,643
Occupancy	329,805	309,796	934,093	835,254
Advertising	170,553	112,982	416,744	318,552
Data processing	202,546	152,285	633,119	475,647
Legal and professional fees	(50,041)	201,260	498,126	450,428
Depreciation of furniture, fixtures, and equipment	141,931	118,161	383,358	314,511
Telephone communications	25,049	12,381	66,992	65,783
ATM expenses	64,413	61,346	180,590	211,227
Office supplies	32,671	33,567	101,621	101,518
Office equipment	10,786	10,010	35,037	39,686
Other	379,534	210,586	970,838	725,944

Total noninterest expenses	3,071,666	2,769,564	9,399,834	7,908,193

INCOME BEFORE INCOME TAXES	1,673,948	1,552,975	4,764,668	4,730,728
Income tax expense	570,895	562,908	1,629,543	1,637,211

NET INCOME	1,103,053	990,067	3,135,125	3,093,517

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains (losses) arising during period	170,439	(33,443)	(38,262)	(116,512)

COMPREHENSIVE INCOME	$1,273,492	$956,624	$3,096,863	$2,977,005

INCOME PER COMMON SHARE
Basic	$0.42	$0.38	$1.19	$1.19
Diluted	0.39	0.35	1.11	1.12
Dividends Paid Per Share	0.36	0.53	0.36	0.53
See notes to consolidated financial statements
Share and per share data have been adjusted to reflect the three for two common stock splits effected on December 12, 2005 and announced on October 25, 2006 as if they had occurred on January 1, 2005.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,135,125	$3,093,517
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	289,135	200,307
Loss on sales of investment securities	—	14,581
Depreciation and amortization	741,179	594,906
Net amortization of premium/discount on investment securities	16,587	288,210
Increase in cash surrender of bank owned life insurance	(243,845)	(186,954)
Deferred income tax benefit	(270,486)	(111,680)
Increase in accrued interest receivable	(374,091)	(321,837)
Decrease in deferred loan fees	(146,349)	(210,792)
Increase in accounts payable, accrued expenses, other liabilities	989,413	381,764
Decrease in other assets	361,802	152,255
Gain on sale of foreclosed property	—	(39,756)

Net cash provided by operating activities	4,498,470	3,854,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(3,092,176)	(8,439)
Proceeds from sale, redemption or principal payments of investment securities available for sale	498,736	4,754,373
Purchase of investment securities held to maturity	(4,300,000)	(25,749,248)
Proceeds from maturities or principal payments of investment securities held to maturity	19,398,924	60,124,155
Net sale (purchase) of FHLB and federal Reserve stock	616,900	(393,900)
Loans originated or acquired	(129,829,352)	(157,502,581)
Principal collected on loans	87,407,839	98,185,118
Purchase of bank owned life insurance	(2,000,000)	—
Purchase of premises and equipment	(748,082)	(1,258,360)
Proceeds from foreclosed real estate	14,677	39,756

Net cash used in investing activities	(32,032,534)	(21,809,126)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$37,002,149	$65,439,233
Proceeds from long-term borrowings	10,260,000	20,000,000
Payments of long-term borrowings	(20,027,966)	(5,098,892)
Trust Preferred Debentures	—	5,000,000
Net decrease in short term borrowings	(5,146,260)	(64,808,090)
Proceeds of private placement	74,550
Exercise of stock options	83,741	166,815
Net change in unearned ESOP shares	73,554	60,395
Dividends Paid	(972,966)	(930,669)
Redemption of common stock	(419,356)	(232,185)

Net cash provided by financing activities	20,927,446	19,596,607

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,606,618)	1,642,002

CASH AND CASH EQUIVALENTS - JANUARY 1	22,575,240	17,715,779

CASH AND CASH EQUIVALENTS - SEPT 30	$15,968,622	$19,357,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$13,101,351	$9,693,637

Income taxes	$1,272,400	$1,447,500

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General. The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2005 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2005 Annual Report. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2006 presentation.

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

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2006, there were no shares excluded from the diluted earnings per share computation. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic	2,639,868	2,600,834	2,640,477	2,598,314
Diluted	2,824,308	2,701,296	2,819,123	2,769,467

Share and per share data have been adjusted to reflect the three for two common stock splits effected on December 12, 2005 and announced on October 25, 2006 as if they had occurred on January 1, 2005.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-based Compensation” and superseded APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods. As of December 31, 2005, all outstanding options were fully vested, so no expense will be recognized for options outstanding as of that date. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.

The following table illustrates the effect on the net earnings per common share if the fair value method had been applied to all outstanding awards for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income as reported	$990,067	$3,093,517

Less pro forma stock based compensation:
Expense determined under fair value method, net of tax effects.	(45,979)	(239,592)

Pro forma net income	$944,088	$2,853,925

Net income per share
Basic - as reported	$0.38	$1.19
Basic - pro forma	$0.36	$1.10
Diluted - as reported	$0.35	$1.12
Diluted - pro forma	$0.34	$1.03

A summary of the Company’s stock option plans as of September 30, 2006 and changes during the nine-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years
Outstanding at December 31, 2005	444,753	$13.59
Granted at fair value	—	—
Exercised	(9,770)	8.57
Expired	—	—
Forfeited	(7,734)	12.85

Outstanding at September 30, 2006	427,250	$13.72	$4,250,754	5.5

Exercisable at September 30, 2006	427,250	$13.72	$4,250,754	5.5

Share and per share data have been adjusted to reflect the three for two common stock splits effected on December 12, 2005 and announced on October 25, 2006 as if they had occurred on January 1, 2005.
6.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities with an interest rate of 5.07% in a private pooled transaction. The variable rate is based on the 90 day LIBOR rate plus 1.70% and adjusts quarterly. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures is identical to the interest rate on the trust preferred securities. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

On July 22, 2004, Tri County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of variable-rate capital securities with an interest rate of 4.22% in a private pooled transaction. The variable rate is based on the 90 day LIBOR rate plus 2.60% and adjusts quarterly. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures is identical to the interest rate on the trust preferred securities. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 14 and SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expects to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of (“FIN”) No. 48 to have a material impact on the consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (‘SAFS 43’) (“EITF 06-2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. Management does not expect the adoption of (“EITF 06-2”) to have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) under Part I, “Item 1A. Risk Factors” and this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank is engaged in commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (“FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans, including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes secured and unsecured commercial and consumer loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to applicable limits.
Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity and consumer lending business, as well as the level of transactional deposits to levels consistent with similarly sized commercial banks. As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined. Management believes that these changes will enhance the Bank’s overall long-term financial performance.
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
For several quarters, the Federal Reserve signaled a resolve to control inflation through successive increases in the targeted Federal Funds rate. These increases pushed the Federal Funds rate from 1.0% in June 2004 to 5.25%. After an increase in June 2006, the Federal Reserve has not increased rates at the August or September 2006 meetings. The

Federal Reserve has declared that future changes in the funds rate will be “data dependent.” These increases had the effect of “flattening” the yield curve as long-term rates have generally not increased the same amount as short-term rates. We believe that we are positioned to perform well in a moderate rate increase or decrease environment; however, substantially higher or substantially lower interest rates could negatively affect our future financial performance. This would be true if key interest rates increased funding costs faster than they increased yields on interest-earning assets. Our ability to increase asset yields in a rising interest rate environment is limited by periodic and lifetime caps on interest rates embedded in many of our loans and investments. In addition, certain of our loans and investments are for fixed rates. Moreover, substantially higher interest rates would tend to increase borrowing costs for our customers with adjustable-rate borrowings and might lead to an increase in loan delinquency caused by borrowers’ inability to pay these higher costs. Substantially lower interest rates might lead to accelerated prepayment of our interest-earning assets while many of our liabilities would remain at today’s higher rates.
SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Condensed Income Statement:
Interest Income	$9,186,802	$7,433,702	$26,314,671	$21,282,609
Interest Expense	4,844,077	3,566,630	13,363,816	9,745,166
Net Interest Income	4,342,725	3,867,072	12,950,855	11,537,443
Provision for Loan Loss	116,563	11,183	289,135	200,307
Noninterest Income	519,452	466,650	1,502,782	1,301,785
Noninterest Expense	3,071,666	2,769,564	9,399,834	7,908,193
Income Before Income Taxes	1,673,948	1,552,975	4,764,668	4,730,728
Income Taxes	570,895	562,908	1,629,543	1,637,211
Net Income	1,103,053	990,067	3,135,125	3,093,517

Per Common Share: (I)
Basic Earnings	$0.42	$0.38	$1.19	$1.19
Diluted Earnings	$0.39	$0.35	$1.11	$1.12
Book Value	$13.83	$12.75	$13.83	$12.75

(I)	Share and per share data have been adjusted to reflect the three for two common stock splits effected on December 12, 2005 and announced on October 25, 2006 as if they had occurred on January 1, 2005.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2006
Net income for the nine-month period ended September 30, 2006 totaled $3,135,125 ($1.19 basic and $1.11 diluted earnings per share) compared to $3,093,517 ($1.19 basic and $1.12 diluted earnings per share) for the same period in the prior year. This increase of $41,608, or 1.35%, was caused by increases in net interest income and noninterest income partially offset by increases in noninterest expense and the provision for loan losses.
For the nine-month period ended September 30, 2006, interest income increased by $5,032,962, or 23.64%, to $26,314,671. The increase was due to higher average balances of interest-earning assets and higher rates earned on these assets. Higher interest rates on assets were partly the result of a higher rate environment reflecting consistent increases in the federal funds rate. In addition, the Bank continued to increase balances of commercial real estate loans and commercial lines of credit, which tend to have higher yields, and decrease balances of cash and investment securities, which tend to have lower yields. Interest expense increased to $13,363,816 in the nine-month period ended September 30, 2006 as compared to $9,745,166 in the same period in the prior year, an increase of $3,618,650, or 37.13%. The increase was the result of higher average balances and higher rates. Although overall rates paid on interest-earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.

The provision for loan losses increased to $289,135 for the nine months ended September 30, 2006 from $200,307 for the nine — month period ended September 30, 2005. The increase in the provision was caused by continued increases in the Bank’s loan portfolio, especially in commercial loans, which tend to have a higher risk of default than one-to four-family residential real estate loans. The increase also reflected higher charge-offs and non-accrual loans in the nine months ended September 30, 2006 compared to the same period in 2005. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
NONINTEREST INCOME
Loan appraisal, credit, and miscellaneous charges	$306,639	$193,546	$113,093	58.43%
Net gain on the sale of foreclosed property	—	39,756	(39,756)	(100.00%)
Income from bank owned life insurance	243,845	186,954	56,891	30.43%
Loss on sale of investment securities	—	(14,581)	14,581	(100.00%)
Service charges	952,298	896,110	56,188	6.27%

Total noninterest income	$1,502,782	$1,301,785	$200,997	15.44%

Loan appraisal, credit, and miscellaneous charges increased due to higher loan volumes. The decrease in gain on the sale of foreclosed property reflects that $14,677 of foreclosed property was sold in the current year compared to $39,756 in 2005, and that the property sold in the current year was sold at its current book value while the property sold in 2005 had a valuation allowance which effectively had reduced its book value to zero. Income from bank owned life insurance reflects $2,000,000 in additional policy purchases in the current year. The absence of a gain or loss on the sale of investment securities reflects that there were $0 in investment sales in 2006, compared to $1.3 million in 2005. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
NONINTEREST EXPENSE
Salary and employee benefits	$5,179,316	$4,369,643	$809,673	18.53%
Occupancy	934,093	835,254	98,839	11.83%
Advertising	416,744	318,552	98,192	30.82%
Data processing	633,119	475,647	157,472	33.11%
Legal and professional fees	498,126	450,428	47,698	10.59%
Depreciation of furniture, fixtures, and equipment	383,358	314,511	68,847	21.89%
Telephone communications	66,992	65,783	1,209	1.84%
ATM expenses	180,590	211,227	(30,637)	(14.50%)
Office supplies	101,621	101,518	103	0.10%
Office equipment	35,037	39,686	(4,649)	(11.71%)
Other	970,838	725,944	244,894	33.73%

Total noninterest expenses	$9,399,834	$7,908,193	$1,491,641	18.86%

Salary and employee benefits costs increased because of increases in the number of Bank employees including several senior level employees, and increased benefits costs. Employees were added to staff an additional branch and to staff some administrative and accounting positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch. Advertising expenses increased as the Bank has continued to focus on increasing market presence in southern Maryland. Data processing reflects increases in the size of the Bank and the number of accounts. It also reflects the addition of several new systems to support customer growth and regulatory requirements. The income shown for legal and professional fees reflect the additional costs of preparing the Company for Sarbanes — Oxley compliance. The current quarter reflects an offset credit for Sarbanes Oxley which was previously accrued but was negotiated to settle at a lower amount. Depreciation expense includes increases due to a remodeled home office, additional branch equipment, and preparing for the replacement of our Leonardtown branch. ATM expenses have declined due to changes in the rates paid based on the ATM provider contract. Other expenses reflect increases due to the added size of the Bank.
Income tax expense decreased to $1,629,543, or 34.20% of pretax income, in the current year, from $1,637,211, or 34.61% of pretax income, in the prior year.
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2006
Net income for the three-month period ended September 30, 2006 totaled $1,103,053 ($0.42 basic and $0.39 diluted earnings per share) compared to $990,067 ($0.38 basic and $0.35 diluted earnings per share) for the same period in the prior year. This increase of $112,986, or 11.41%, was caused by an increase in net interest and noninterest income partially offset by increases in the provision for loan loss and noninterest expense.
Interest income increased in 2006 due to higher average balances of assets, a higher interest rate environment and a continued shift from investments, which tend to have relatively lower interest rates, to loans such as commercial real estate loans and commercial lines of credit, which have higher interest rates. Interest expense increased due to higher average balances and the higher overall interest rate environment during 2006. These effects were partially offset by a decline in the use of wholesale funding, particularly in commercial loans which tend to have a higher risk of default. The increase in the provision also reflects an increase in charge offs and non-performing loans for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
The provision for loan losses increased as the Bank’s loan portfolio continued to grow.

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
NONINTEREST INCOME
Loan appraisal, credit, and miscellaneous charges	$72,850	$68,666	$4,184	6.09%
Income from bank owned life insurance	84,037	63,624	20,413	32.08%
Service charges	362,565	334,360	28,205	8.44%

Total noninterest income	$519,452	$466,650	$52,802	11.32%

Loan appraisal, credit and miscellaneous charges increased as the Bank increased loan types which allow for these charges. Income from bank owned life insurance increased due to higher balances in bank owned life insurance due to $2,000,000 in additional policy purchases in 2006. Service charges increased as the Bank grew in deposit and loan balances and adjusted certain fees upward.

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
NONINTEREST EXPENSE
Salary and employee benefits	$1,764,419	$1,547,190	$217,229	14.04%
Occupancy	329,805	309,796	20,009	6.46%
Advertising	170,553	112,982	57,571	50.96%
Data processing	202,546	152,285	50,261	33.00%
Legal and professional fees	(50,041)	201,260	(251,301)	(124.86%)
Depreciation of furniture, fixtures, and equipment	141,931	118,161	23,770	20.12%
Telephone communications	25,049	12,381	12,668	102.32%
ATM expenses	64,413	61,346	3,067	5.00%
Office supplies	32,671	33,567	(896)	(2.67%)
Office equipment	10,786	10,010	776	7.75%
Other	379,534	210,586	168,948	80.23%

Total noninterest expenses	$3,071,666	$2,769,564	$302,102	10.91%

Salary and employee benefits costs increased due to additional employees and higher average employee salaries. These additional employees were needed to help manage the Bank’s increased size and complexity. Occupancy costs increased as the Bank opened an additional branch. Advertising expenses increased due to the Bank’s increased efforts to attain greater market share. Data processing expenses reflect the growth in the Bank as well as the addition of new products. The income shown for legal and professional fees reflects the settlement of certain outstanding amounts and the subsequent adjustment of related accruals. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. The increase in other expenses is reflective of the Bank’s increased size and complexity.
FINANCIAL CONDITION

	September 30, 2006	December 31, 2005	$ Change	% Change
Assets

Cash and due from banks	$3,474,835	$7,262,547	$(3,787,712)	(52.15%)
Federal Funds sold	567,212	640,818	(73,606)	(11.49%)
Interest-bearing deposits with banks	11,926,575	14,671,875	(2,745,300)	(18.71%)
Securities available for sale	9,702,681	7,178,894	2,523,787	35.16%
Securities held to maturity — at amortized cost	101,382,853	116,486,685	(15,103,832)	(12.97%)
Federal Home Loan Bank and Federal Reserve Bank stock	6,573,400	7,190,300	(616,900)	(8.58%)
Loans receivable — net of allowance for loan losses of $3,667,047 and $3,383,334, respectively	411,870,980	369,592,253	42,278,727	11.44%
Premises and equipment, net	6,467,448	6,460,545	6,903	0.11%
Foreclosed real estate	460,884	475,561	(14,677)	(3.09%)
Accrued interest receivable	2,780,633	2,406,542	374,091	15.54%
Investment in bank owned life insurance	8,678,020	6,434,175	2,243,845	34.87%
Other assets	2,415,676	2,487,280	(71,604)	(2.88%)

Total Assets	$566,301,197	$541,287,475	$25,013,722	4.62%

Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks decreased as the funds were used to fund growth in loans. Securities available for sale increased due to the purchase of certain mutual fund shares designed to provide credit under the Community Reinvestment Act. The effect of this additional investment was partially offset by continued repayments from the available-for-sale portfolio which were used to fund loan growth. Securities held to maturity decreased because the Bank has continued to use the proceeds from investment repayments and maturities as a source of funds to build its loan portfolio. The loan portfolio increased as a result of increases in the Bank’s portfolio of commercial real estate loans and commercial lines of credit due to continued marketing emphasis on these loan types. Foreclosed real estate decreased due to the sale of a portion of the foreclosed property. Investment in bank owned life insurance increased due to purchases of additional policies and the retention of income earned.
Details of the Bank’s loan portfolio are presented below:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Real Estate Loans
Commercial	$173,024,531	41.59%	$166,850,838	44.66%
Residential first mortgages	78,573,247	18.89%	73,627,717	19.71%
Residential construction	39,044,884	9.39%	32,608,002	8.73%
Second mortgage loans	26,866,914	6.46%	25,884,406	6.93%
Commercial lines of credit	77,255,675	18.57%	54,737,693	14.65%
Consumer loans	3,155,803	0.76%	3,128,425	0.84%
Commercial equipment	18,074,337	4.34%	16,742,220	4.48%

	415,995,391	100.00%	373,579,301	100.00%

Less:
Deferred loan fees	457,365	0.11%	603,714	0.16%
Allowance for loan loss	3,667,047	0.88%	3,383,334	0.91%

	$411,870,979		$369,592,253

At September 30, 2006, the Bank’s allowance for loan losses totaled $3,667,047 or 0.88% of loan balances, as compared to $3,383,334 or 0.91% of loan balances at December 31, 2005. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Form 10-K.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Beginning balance	$3,383,334	$3,057,558
Charge-offs	8,181	4,468
Recoveries	2,759	5,185

Net charge-offs	5,422	(717)
Provision for loan losses	289,135	200,307

Balance at the end of the Period	$3,667,047	$3,258,582

The following table provides information with respect to our nonperforming assets at the dates indicated.

	Balances as of	Balances as of
	September 30, 2006	December 31, 2005
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non-accrual basis	$1,072,943	$590,498

Total non-performing loans	$1,072,943	$590,498

Non-performing loans to total loans	0.26%	0.16%

Allowance for loan losses to non- performing loans	341.77%	572.96%

Although overall delinquency remains low, the amount and percentage of the loan portfolio that is in non-accrual status has increased over the last several months. Management has individually reviewed the major non-accrual loans and we are satisfied that the allowance for loan losses is adequate.

	September 30, 2006	December 31, 2005	$ Change	% Change
Liabilities:
Noninterest-bearing deposits	$43,047,897	$44,325,083	$(1,277,186)	(2.88%)
Interest-bearing deposits	357,327,992	319,048,657	38,279,335	12.00%
Total deposits	400,375,889	363,373,740	37,002,149	10.18%

Short-term borrowings	14,928,715	20,074,975	(5,146,260)	(25.64%)

Long-term debt	98,055,793	107,823,759	(9,767,966)	(9.06%)
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	4,426,258	3,436,845	989,413	28.79%

Total liabilities	$529,786,655	$506,709,319	$23,077,336	4.55%

Interest-bearing deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Noninterest-bearing deposits are harder to market in a rising rate environment, and they have declined in the current period. We will continue to make marketing efforts on all deposit types in the future. Short-term borrowings decreased as deposits increased providing the funds to retire short-term borrowings. The Bank will continue to attempt to replace borrowings with deposits in the future. Long-term borrowings were also reduced as they matured using funds provided by new deposits.

	September 30, 2006	December 31, 2005	$ Change	% Change
Stockholders’ Equity:
Common stock	$17,597	$17,610	$(13)	(0.07%)
Additional paid in capital	9,259,317	9,057,805	201,512	2.22%
Retained earnings	27,323,557	25,580,634	1,742,923	6.81%
Accumulated other comprehensive income	11,100	49,362	(38,262)	(77.51%)
Unearned ESOP shares	(97,029)	(127,255)	30,226	(23.75%)

	$36,514,542	$34,578,156	$1,936,386	5.60%

Additional paid in capital increased due to the exercise of options and the proceeds of a private placement of common stock. Retained earnings increased because of net income of $3,135,125, offset by the repurchase of 12,095 shares at a cost of $419,236, and cash dividends of $0.37 per share for a total cost of $972,966. Accumulated other comprehensive income increased due to an increase in the fair value of the available-for-sale investment portfolio. Book value per share increased from $13.09 per share to $13.83 reflecting the total change in equity.
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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, wholesale funding sources including brokered deposits and Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2006, the maximum available under this line would be $226 million, while outstanding advances totaled $113 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential one- to four-family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At September 30, 2006, the Bank had pledged collateral sufficient to draw $203 million under the line.
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
Cash and cash equivalents as of September 30, 2006 totaled $15,968,622, a decrease of $6,606,618, or 29.26%, from the December 31, 2005 total of $22,575,240. This decrease was due to the use of such funds to support the increase in loans and pay down short-term borrowings.
The Bank’s principal sources of cash are its financing activities including deposits and borrowings. During the first nine months of 2006, all financing activities provided $20,927,446 in cash compared to $19,596,607 for the first nine months of 2005. The increase in cash flows from financing activities during the most recent period was principally due to a decrease in the use of cash to reduce short and long term borrowings from $69,906,982 in the first nine months of 2005 to $25,174,226 in the same period in 2006. This increase was offset by a decline in the amount of funds provided by the growth in deposits from $65,439,233 in the first nine months of 2005 to 37,002,149 in the same period in 2006. The Bank also had declining cash flows from long-term borrowings in the first nine months of 2006 compared to the same period in 2005 as proceeds from long-term borrowings declined to $10,260,000 from $20,000,000 in the same period of 2005. Finally in the first nine months of 2005, the Bank realized $5,000,000 from the sale of trust preferred debentures with no corresponding sale of these debentures in 2006.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the nine months ended September 30, 2006, the Bank invested a total of $32,032,534 compared to $21,809,126 in 2005. The principal reasons for the decrease in cash used in investing activities were a decline in the purchases of investment securities from $25,757,687 in 2005 to $7,392,176 in 2006 and a decline in loan originations to $157,502,581 in 2006 from $129,829,322 in 2005.
REGULATORY MATTERS
The Bank is subject to Federal Reserve System capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2006, the Bank’s tangible, leverage and risk-based capital ratios were 8.38%, 11.04% and 11.92%, respectively. These levels are in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve System as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At September 30, 2006, the Company’s tangible, leverage and risk-based capital ratios were 8.60%, 11.32% and 12.20%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve System as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its determination of the allowance for loan losses and the valuation allowance on its foreclosed real estate to be critical accounting policies. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings. The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.
Item 1A. Risk Factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 22, 2006 and September 13, 2006, the Company issued 3,000 and 150 shares, respectively, of its common stock, par value $0.01, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended thereunder. An underwriter was not utilized in the transaction. Shares were sold to 2 persons newly appointed directors of the Company and Community Bank of Tri-County who are required by Maryland law to own company stock. Both directors are accredited investors. The Company received an aggregate of $74,550 in cash for the shares that were issued. There were no underwriting discounts or commissions. The net proceeds from the offering were used for general corporate purposes.

The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended September 30, 2006.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased (I)	per Share	Programs	Programs
July 2006	2,630	$24.26	2,630	78,578
August 2006	2,370	24.11	2,370	76,208
September 2006	1,220	23.33	1,220	74,988

	6,219	$24.10	6,219
Share and per share data have been adjusted to reflect the three for two common stock splits effected on December 12, 2005 and announced on October 25, 2006 as if they had occurred on January 1, 2005.

(I)  On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 85,000 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004 and December 2005). The program will continue until it is completed or terminated by the Board of Directors.
Item 3. Default Upon Senior Securities. None.
Item 4. Submission of Matters to a vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits

Exhibit 10.1	Salary Continuation Agreement between Community Bank of Tri-County and Gregory C. Cockerham

Exhibit 10.2	Salary Continuation Agreement between Community Bank of Tri-County and William J. Pasenelli

Exhibit 10.3	Salary Continuation Agreement between Community Bank of Tri-County and Michael L. Middleton

Exhibit 31.1	Rule 13a14(a) Certification of CEO

Exhibit 31.2	Rule 13a14(a) Certification of CFO

Exhibit 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION:

Date: November 13, 2006	By :	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date: November 13, 2006	By:	/s/ William J. Paseneelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)