Form 10-K
period 2006-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2007-03-27
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, par value $.01 per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $49.9 million based on the closing price ($23.83 per share) at which the common stock, $0.01 par value, was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.
Number of shares of common stock outstanding as of March 15, 2007: 2,655,159
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2006. (Part II)

2.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

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
     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which Tri-County Financial Corporation operates, as well as nationwide, Tri-County Financial Corporation’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Tri-County Financial Corporation assumes no obligation to update any forward-looking statements.
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
     The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank operates fifteen automated teller machines (“ATMs”) including six stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) systems and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
     The Company’s executive offices are located at 3035 Leonardtown Road, Waldorf, Maryland. Its telephone number is (301) 645-5601.
Available Information
     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on its website, www.cbtc.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information on the website should not be considered a part of this Form 10-K.
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
     Rapid growth in our market area has been constrained by certain government policies, as all three counties have attempted to limit growth in certain areas. These policies have created some uncertainty about zoning and land use regulations. In some cases, real estate development work has been delayed or cancelled as a result of these policies. For example, Charles County introduced a user fee system, which would involve upfront payments in real estate development, but would remove subsequent regulatory delays. This system has not had an appreciable effect on the pace of residential development. Future regulatory events may adversely affect the Bank’s loan growth.
Competition
     The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 14 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked third in deposit market share in the Tri-County area as of June 30, 2006, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, safe deposit boxes and miscellaneous services. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.
Lending Activities
     General. The Bank offers a wide variety of real estate, consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, and commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in, the Tri-County area. The Bank’s primary market for commercial loans consists of small and medium-sized businesses located in southern Maryland. The Bank believes that this market is responsive to the Bank’s ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility, and competitive pricing, as well as by leveraging other banking relationships such as soliciting deposit customers for loans.
     Residential First Mortgage Loans. Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.
     The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $69.5 million as of December 31, 2006. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2006, the Bank serviced $29.3 million in residential mortgage loans for others.
     The Bank also offers mortgages that are adjustable on a one-, three-, and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2006, the Bank had $11.3 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.
     The Bank makes residential first mortgage loans of up to 97% of appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans and loans secured by something other than residential real estate are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.
     All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.
     Commercial Real Estate and Other Non-Residential Real Estate Loans. The Bank has increased its emphasis on loans for the permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings. As a result, commercial real estate loans increased to $177.9 million, or 41.7%, of the loan portfolio at December 31, 2006. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank’s primary market area. At December 31, 2006, the largest outstanding commercial real estate loan was a $3.8 million loan, which is secured by an apartment complex. This loan was performing according to its terms at December 31, 2006.
     Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Environmental surveys are generally required for commercial real estate loans over $250,000.
     Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one- to four-family dwellings and commercial buildings. Construction loans totaled $42.7 million at December 31, 2006. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed- or adjustable-rate permanent loan. The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will typically lend up to the lower of 80% of the appraised value or purchase price.
     In addition, the Bank offers loans for the purpose of acquisition and development of land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans, included in construction loans discussed above, totaled $15.2 million at December 31, 2006. Bank policy requires that zoning and permits must be in place prior to making development loans.
     The Bank’s ability to originate all types of construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. If the demand for new houses in the Bank’s market areas were to decline, the Bank may be forced to shift a portion of its lending emphasis. There can be no assurance of the Bank’s ability to continue growth and profitability in its construction lending activities in the event of such a decline.
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
     Home Equity and Second Mortgage Loans. The Bank has maintained a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $15.2 million at December 31, 2006, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $9.4 million at December 31, 2006 are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.
     These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.
     Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan services including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. This portion of our portfolio has grown rapidly in the last several years, growing from $15.0 million and 8.6% of the portfolio in 2000 to $79.6 million and 18.7% of the overall loan portfolio at December 31, 2006. When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flow of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans. At December 31, 2006, the largest outstanding commercial loan was $4.8 million to Charles County, which was unsecured. This loan was performing according to its terms at December 31, 2006.
     Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon direct loans secured by automobiles, boats, recreational vehicles, and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.
     Commercial Equipment Loans. The Bank has also grown its commercial equipment financing. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to repay the loans from income. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

     Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial	$177,924	41.69%	$166,851	44.66%	$136,342	46.51%	$93,825	42.46%	$74,292	37.07%
Residential first mortgage	80,781	18.93	73,628	19.71	59,087	20.16	42,971	19.45	48,976	24.44
Construction and land development	42,746	10.01	32,608	8.73	17,598	6.00	19,599	8.87	14,579	7.27
Home equity and second mortgage	24,572	5.76	25,884	6.93	23,925	8.16	19,562	8.85	19,007	9.48
Commercial loans	79,630	18.66	54,738	14.65	39,137	13.35	30,436	13.77	29,947	14.94
Consumer loans	2,813	0.66	3,128	0.84	3,462	1.18	4,097	1.85	4,623	2.31
Commercial equipment	18,288	4.29	16,742	4.48	13,596	4.64	10,473	4.74	9,007	4.49

Total loans	426,754	100.00%	373,579	100.00%	293,147	100.00%	220,963	100.00%	200,431	100.00%

Less: Deferred loan fees, net	490		604		764		650		668
Loan loss reserve	3,784		3,383		3,058		2,573		2,314

Loans receivable, net	$422,480		$369,592		$289,325		$217,740		$197,449

     Loan Originations, Purchases and Sales. The Bank solicits loan applications through its branch network, directly through referrals from customers, and through marketing by commercial and residential mortgage loan officers. Loans are processed and approved according to guidelines deemed appropriate for each product type. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Loan processing functions are generally centralized except for small consumer loans.
     Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $1.25 million, executive vice presidents up to $1.0 million, vice presidents up to $300,000, and business development officers up to $150,000. Authorities may be combined in an officers’ loan committee up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of at least three senior officers may unanimously approve loans up to the legal limit with a later ratification by the Board loan committee. For residential mortgage loans, the residential loan underwriter may approve loans up to the conforming loan limit of $417,000. Selected branch personnel may approve secured loans up to $75,000, and unsecured loans up to $50,000. A loan committee consisting of the President and two members of the Board (the “Board loan committee”) ratifies all commercial real estate loans and approves all loans in excess of $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.
     Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. However, no mortgage loans were sold by the Bank in 2006. To comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank also routinely buys portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary. The Bank purchased $2.1 million in participations in 2006. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.
     Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $6.8 million to any one borrower at December 31, 2006. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $7.9 million to any one borrower at December 31, 2006. At December 31, 2006, the largest amount outstanding to any one borrower and his or her related interests was $7.1 million.
     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2006 was approximately $12.8 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due after one year
	Due within one year	through five years	Due more than five
	after	from	years from
	December 31, 2006	December 31, 2006	December 31, 2006
	(Dollars in thousands)
Real estate loans
Commercial	$22,700	$25,548	$129,676
Residential first mortgage	3,698	13,642	63,441
Construction and land development	39,032	3,714	—
Home equity and second mortgage	15,990	3,165	5,417
Commercial loans	79,630	—	—
Consumer loans	1,000	1,553	260
Commercial equipment	5,869	10,780	1,639

Total loans	$167,919	$58,402	$200,433

The following table sets forth the dollar amount of all loans due after one year from December 31, 2006, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Real estate loans
Commercial	$15,348	$139,876	$155,224
Residential first mortgage	66,614	10,469	77,083
Construction and land development	—	3,714	3,714
Home equity and second mortgage	8,582	—	8,582
Commercial loans	—	—	—
Consumer loans	1,813	—	1,813
Commercial equipment	12,419	—	12,419

Total Loans	$104,776	$154,059	$258,835

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
Foreclosed Real Estate
     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $460,884 at December 31, 2006.
     Foreclosed real estate is recorded net of a valuation allowance. The allowance is adjusted as circumstances require. These adjustments in the allowance include changes in the value of the property as well as the sale or disposal of the foreclosed property. There is currently one property in foreclosed real estate. This property is related to a development project. This project was acquired in July 2001 by deed in lieu of foreclosure. The project is being developed in two phases. Preliminary approvals have been obtained for phase 1 and this portion of the project was sold in 2002. Phase 2 is under contract to sell and will be sold when preliminary approval from Charles County is granted. Approvals for building permits are generally granted within a school district as public facilities become available. Rights are generally granted to projects based upon dates of meeting certain criteria. During 2005, the County granted numerous permits to projects within the same school district. These grants would tend to move our project up in priority. No firm date for granting approval is now known. Total sales price for Phase 2 is expected to be $1.7 million. Under the terms of the agreement, the buyer is responsible for all development costs associated with both phases. The sales agreement provides for a minimal ($25,000) payment to the Bank should the buyer decide to not complete its purchase of Phase 2. The Bank did not provide financing for the sales agreement or subsequent development work. Based upon these facts and circumstances, the Bank recognized the sale of Phase 1 for accounting purposes. The Bank determined that no sales recognition on the agreement to sell Phase 2 is appropriate at this time. The amount of the remaining allowance and total carrying value of Phase 2 is periodically evaluated for possible impairment.

Delinquent and Nonaccrual Loans
     The following table sets forth information with respect to the Bank’s non-performing loans for the dates indicated. At the dates shown, the Bank had no troubled debt restructuring or impaired loans within the meaning of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” and no accruing loans that are contractually past due 90 days or more.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans
Commercial	$390	$—	$—	$—	$—
Residential first mortgage	273	273	273	275	278
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	53	—	—	49
Commercial loans	303	258	393	103	269
Consumer loans	80	7	9	1	1
Commercial equipment	—	—	—	—	—

Total	1,046	591	675	379	597

Total non-performing loans	$1,046	$591	$675	$379	$597

     For a detailed discussion of foreclosed real estate at December 31, 2006 see the “Foreclosed Real Estate” section discussed previously. During the year ended December 31, 2006, gross interest income of $75,480 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2006, the Company recognized $18,121 in interest on these loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     At December 31, 2006, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$3,383	$3,058	$2,573	$2,314	$2,282

Charge-offs
Real estate loans:
Commercial	—	—	—	—	—
Residential first mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	36
Home equity and second mortgage	—	—	—	—	21
Commercial loans	—	3	1	35	59
Consumer loans	8	2	3	2	15
Commercial equipment	—	4	14	24	—

Total charge-offs	8	9	18	61	131

Recoveries
Real estate loans:
Commercial	—	—	—	—	—
Residential first mortgage	—	—	33	—	—
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	3	—	9	—	3
Commercial equipment	—	5	8	2	—

Total recoveries	3	5	50	2	3

Net (recoveries) charge-offs	5	4	(32)	58	128
Provision for loan losses	406	329	453	317	160

Balance at end of period	$3,784	$3,383	$3,058	$2,573	$2,314

Ratio of net charge-offs (recoveries) to average loans outstanding during the year	0.00%	0.00%	(0.01)%	0.02%	0.06%

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate loans
Commercial	$1,479	41.69%	$1,466	44.66%	$1,909	46.51%	$1,409	42.46%	$1,077	37.07%
Residential first mortgage	97	18.93	73	19.71	59	20.16	64	19.45	118	24.44
Construction and land
development	662	10.01	502	8.73	132	6.00	281	8.87	211	7.27
Home equity and second mortgage	104	5.76	109	6.93	120	8.16	244	8.85	276	9.48
Commercial loans	1,135	18.66	709	14.65	530	13.35	381	13.77	434	14.94
Consumer loans	126	0.66	124	0.84	138	1.18	63	1.85	68	2.31
Commercial equipment	181	4.29	400	4.48	170	4.64	131	4.71	130	4.49

Total allowance for loan losses	$3,784	100.00%	$3,383	100.00%	$3,058	100.00%	$2,573	100.00%	$2,314	100.00%

     The Bank closely monitors the loan payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank’s historical loss experience, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2006 Annual Report to Stockholders.
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
     The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2006, their estimated fair value was $111.5 million.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Asset-backed securities
Freddie Mac and Fannie Mae	$72,602	$84,334	$155,678
Other	29,956	37,383	16,535

Total asset-backed securities	102,558	121,717	172,213

Freddie Mac and Fannie Mae stock	342	719	766
Bond mutual funds	3,262	127	630
Treasury bills	800	499	300
Other investments	145	604	1,781

Total investment securities	107,107	123,666	175,690
FHLB and Federal Reserve Bank stock	6,100	7,190	6,144

Total investment securities and FHLB and Federal Reserve Bank stock	$113,207	$130,856	$181,834

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2006 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Investment securities available for sale
Corporate equity securities	$255	4.70%	$—	0.00%	$—	0.00%	$—	0.00%
Asset-backed securities	143	7.23%	749	5.46%	3,987	4.90%	1,003	4.79%
Mutual Funds	3,246	4.30%	—	0.00%	—	0.00%	—	0.00%

Total investment securities available for sale	$3,644	4.45%	$749	0.00%	$3,987	4.90%	$1,003	4.79%

Investment securities held-to- maturity
Asset-backed securities	$7,240	4.94%	$29,248	5.04%	$29,881	5.36%	$30,492	5.79%
Treasury bills	800	5.04%	—	0.00%	—	0.00%	—	0.00%
Other investments	11	4.68%	134	4.68%	—	0.00%	—	0.00%

Total investment securities held-to-maturity	$8,051	4.95%	$29,382	5.03%	$29,881	5.36%	$30,492	5.79%

     The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). Listed below are the Company’s investments in certain of these issuers that aggregate to more than 10% of the Company’s equity. For further information regarding the Company’s investment securities, see Note 3 of Notes to Consolidated Financial Statements.

Issuer	Book Value	Rating
Wells Fargo	$6,023,058	AAA
Morgan Stanley	$5,012,318	AAA
Countrywide	$4,036,168	AAA

Deposits and Other Sources of Funds
     General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and eight branches in the southern Maryland area. Total deposits were $418.0 million as of December 31, 2006. The Bank uses borrowings from the FHLB of Atlanta, reverse repurchase agreements, and other sources to supplement funding from deposits.
     Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2006, brokered deposits totaled $24.3 million. At December 31, 2005, brokered deposits totaled $24.7 million.
     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Savings	$34,570	1.18%	$36,696	0.59%	$37,776	0.47%
Interest-bearing demand and money market accounts	104,410	2.92	89,394	1.55	85,212	0.89
Certificates of deposit	204,675	4.21	146,512	3.32	93,267	2.46

Total interest-bearing deposits	343,655	3.51	272,602	2.37	216,255	1.49
Noninterest-bearing demand deposits	42,030	—	39,855	—	32,909	—

Total	$385,685	3.13	$312,457	2.07	$249,164	1.29

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2006.

Certificates
Maturity Period	of Deposit
(Dollars in thousands)
Three months or less	$26,242
Three through six months	7,912
Six through twelve months	17,785
Over twelve months	11,057

Total	$62,996

     Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s residential mortgage loans, and its eligible investments. Generally the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 40% of assets. In addition to advances the Bank uses reverse repurchase agreements to enhance its funding. Other short-term debt consists of notes payable to the U.S. Treasury on Treasury, tax and loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. The table below sets forth information about borrowings for the years indicated.

	At or for the
	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Long-term debt outstanding at end of period	$96,046	$107,824	$82,931
Weighted average rate on outstanding long-term debt	4.42%	4.25%	4.20%
Maximum outstanding long-term debt of any month end	$108,078	$107,826	$82,931

Average outstanding long-term debt	$101,520	$93,409	$73,830
Approximate average rate paid on long-term debt	4.42%	4.25%	4.44%

Short-term debt outstanding at end of period	$6,568	$20,075	$115,304
Weighted average rate on outstanding short-term debt	5.08%	4.43%	2.53%
Maximum outstanding short-term debt at any month end	$37,590	$123,968	$122,693
Average outstanding short-term debt	$18,129	$82,665	$64,736
Approximate average rate paid on short-term debt	4.99%	3.10%	1.80%
     For more information regarding the Bank’s borrowings, see Note 9 of Notes to Consolidated Financial Statements.
Subsidiary Activities
     Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property that was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly-owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank’s investment portfolio.
     The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company for the purpose of issuing trust-preferred securities. Tri-County Capital Trust I issued $7.0 million of trust-preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company for the purpose of issuing trust-preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005.
SUPERVISION AND REGULATION
Regulation of the Company
General. The Company is a public company registered with the Securities and Exchange Commission (the “SEC”) and, as the sole stockholder of the Bank, it is a bank holding company and registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the FRB. As a public company the Company is required to file annual, quarterly and current reports with the SEC, and as a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. The following discussion summarizes certain of the regulations applicable to the Company but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

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
     The Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the “Riegle-Neal Act”) authorized the FRB to approve an application of a bank holding company meeting certain qualitative criteria to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.
     Additionally, the federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.
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
     Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”), bank holding companies whose financial institution subsidiaries are “well capitalized” and “well managed” and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies”, which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the FRB to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.
     Federal law provides that no person (broadly defined to include business entities) “directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions,” may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator, which in the Company’s (and Bank’s) case will be the FRB. Control is defined to mean direct or indirect ownership, control of, or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the bank’s directors or a determination by the FRB that the acquirer has or would have the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank’s stock creates a rebuttable presumption of control under certain circumstances that requires that a filing be made with the FRB unless the FRB determines that the presumption has been rebutted. Any company that seeks to acquire 25% or more of a class of a bank’s voting stock, or otherwise acquire control, must first receive the prior approval of the FRB under the Bank Holding Company Act and no existing bank holding company may acquire more than 5% of any class of a nonsubsidiary bank’s voting stock without prior FRB approval.
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
     Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $500 million or more. As of December 31, 2006, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.
Regulation of the Bank
     General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the FDIC. The Bank is a member of the Federal Reserve and FHLB systems. The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the FRB and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers, and establishment of branch offices. The FDIC, as deposit insurer, has certain secondary examination and supervisory authority. The Bank is required to file reports with the Commissioner and the FRB concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.
     As an institution with federally insured deposits, the Bank is subject to various operational regulations promulgated by the FRB, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation P (Privacy), Regulation W (Transactions Between Member Banks and Their Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).
     The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities, including with respect to the classification of assets and the establishment of loss reserves for regulatory purposes. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company. The following discussion summarizes certain of the regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.
     Capital Adequacy. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and member banks to maintain a specified minimum ratio of capital-to-total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
     The regulations of the FRB require bank holding companies and state member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 4.0%. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities, or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
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
     The FRB has issued regulations that classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2006, the Bank was well capitalized as defined by the FRB’s regulations.
     Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FRB to approve interstate branching de novo by merger by state member banks in any state that did not opt out and only in states that specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.
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
     Without the approval of the FRB, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would be thereafter undercapitalized within the meaning of the prompt corrective action regulations discussed above. In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.
     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $195,719. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.
     The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.
     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the FRB. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
Personnel
     As of December 31, 2006, the Bank had 103 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.
Executive Officers of the Registrant
     The executive officers of the Company are as follows
     Michael L. Middleton (59 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Master of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, and served as Chairman from 2003 to 2004. Mr. Middleton also served as Federal Home Loan Bank of Atlanta representative to the Council of Federal Home Loan Banks. Mr. Middleton currently serves on the board of the Baltimore Branch of the Federal Reserve Bank of Richmond.
     C. Marie Brown (64 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999. Before her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, a member of the Zonta Club of Charles County and serves on various administrative committees of the Hughesville Baptist Church.
     Gregory C. Cockerham (52 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Before his appointment as Executive Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 28 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.
     William J. Pasenelli (48 years old) joined the Bank as Chief Financial Officer in April 2000. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale,

Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.
     James M. Burke (38 years old) joined the Bank in 2006. He serves as the Bank’s Executive Vice President — Credit. Before his appointment as Executive Vice President — Credit, he served as the Bank’s senior credit officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has 16 years of banking experience. Mr. Burke is member of the board of directors of Civista Medical Center and other civic groups.
     James F. DiMisa (48 years old) joined the Bank in 2006. He serves as Executive Vice President- Bank Operations. Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has 28 years of banking experience. Mr. DiMisa is a member of various civic and professional groups.
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
     Our assets have increased $293.4 million, or 104%, from $282.1 million at December 31, 2002 to $575.5 million at December 31, 2006, primarily due to increases in loans and investment securities. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan and our business and prospects could be harmed.
Certain interest rate movements may hurt our earnings.
     Interest rates were at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has resulted in our interest rate spread declining from 3.21% at December 31, 2003 to 2.82% at December 31, 2006 and net interest margin declining from 3.44% at December 31, 2003 to 3.24% at December 31, 2006. If short-term interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
Our increased emphasis on commercial and construction lending may expose us to increased lending risks.
     At December 31, 2006, our loan portfolio consisted of $177.9 million, or 41.7%, of commercial real estate loans, $42.7 million, or 10.0%, of construction and land development loans, $79.6 million, or 18.7%, of commercial business loans and $18.3 million, or 4.3%, of commercial equipment loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
Our recent results may not be indicative of our future operating results.
     We have achieved significant growth in earnings per share in recent years. For example, net earnings per share (diluted) grew from $0.73 for the year ended December 31, 2002 to $1.58 for the year ended December 31, 2006. Our strong performance during this time period was, in part, the result of an extremely favorable interest rate environment. In the future, we may not have the benefit of a favorable interest rate environment. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.
Strong competition within our market area could hurt our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2006, we held 11.2% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the third largest market share of deposits out of the 14 financial institutions which held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
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
     Provisions in our articles of incorporation and bylaws and the corporate law of the State of Maryland could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Maryland laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board.
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2006.

	Year Facility	Leased	Date of	Approximate
Office	Commenced	or	Lease	Square
Location	Operation	Owned	Expiration	Footage
Main Office
3035 Leonardtown Road	1974	Owned	—	16,500
Waldorf, Maryland

Branch Offices
22730 Three Notch Road	1992	Owned	—	2,500
Lexington Park, Maryland

25395 Point Lookout Road	1961	Owned	—	1,700
Leonardtown, Maryland

101 Drury Drive	2001	Owned	—	2,645
La Plata, Maryland

10321 Southern Maryland Boulevard	1991	Leased	2009	2,500
Dunkirk, Maryland

8010 Matthews Road	1996	Owned	—	2,500
Bryans Road, Maryland

20 St. Patrick’s Drive	1998	Leased (Land)	—	2,840
Waldorf, Maryland		Owned (Building)

30165 Three Notch Road	2001	Leased (Land)	2026	2,800
Charlotte Hall, Maryland		Owned (Building)

200 Market Square	2005	Leased (Land)	2028	2,800
Prince Frederick, Maryland		Owned (Building)
Item 3. Legal Proceedings
     Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Price and Dividends on Registrant’s and Related Stockholder Matters.
     The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Stock Performance Graph.
     This information contained under the section captured “Stock Performance Group” of the Annual Report filed as Exhibit 13 hereto is incorporated by reference.
Recent Sales of Unregistered Securities.
     On August 22, September 13, October 16 and October 18, 2006, the Company issued 5,000 shares of its common stock, par value $0.01 per share, respectively, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. An underwriter was not utilized in the transactions. Shares were sold to two persons, both of whom were newly appointed directors of the Company and Community Bank of Tri-County and each were accredited investors. The Company received an aggregate of $177,500 in cash for the shares that were issued. There were no underwriting discounts or commissions. The net proceeds from the offering were used for general corporate purposes.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the Most Recent Fiscal Quarter.

			Total Number
			of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 2006
Beginning date: October 1
Ending date: October 31	10,089	$23.33	10,089	64,900

November 2006
Beginning date: November 1
Ending date: November 30	—	—	—	64,900

December 2006
Beginning date: December 1
Ending date: December 31	1,163	23.94	1,163	63,737

Total	11,252	$23.40	11,252	63,737

(i)	On October 25, 2004, Tri-County Financial Corp. announced a repurchase program under which it would repurchase 39,000 shares. The Board of Directors authorized three-for-two stock splits of Tri-County Financial’s common stock in December 2004, December 2005 and November 2006, increasing the shares under this program to 131,625. The repurchase program will continue until it is completed or terminated by the Board of Directors.
Item 6. Selected Financial Data
     The information contained under the section captioned “Selected Financial Data” of the Annual Report filed as Exhibit 13 hereto is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and results of Operations” of the Annual Report filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information contained in the section captioned “Asset/Liability Risk Management” of the Annual Report is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in the Annual Report filed as Exhibit 13 hereto are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
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
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     For information concerning the Company’s directors, the information contained under the section captioned “Proposal 1 — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 - Business — Executive Officers” under Part I of this Annual Report on Form 10-K.
     For information regarding compliance with Section 16(a) of the Exchange Act, the cover page of this Annual Report on Form 10-K and the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

     For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the code of ethics and business conduct is filed as Exhibit 14 hereto.
     For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated by reference.
Item 11. Executive Compensation
     For information regarding executive compensation, the information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.
     For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in the Proxy Statement is incorporated by reference.
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
     (d) Equity Compensation Plan Information
     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants. In 2005, the 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors expired. In 2005, the stockholders approved the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2006.

			(c)
			Number of securities remaining
	(a)	(b)	available for future issuance
	Number of securities to be issued	Weighted average exercise	under equity compensation plans
	upon exercise of outstanding	price of outstanding options,	(excluding securities reflected in
Plan Category	options, warrants, and rights	warrants, and rights	column (a))
Equity plans approved by security holders	356,897	$14.00	158,999

Equity compensation plans not approved by security holders (1)	60,200	13.05	—

Total	417,097	$13.86	158,999

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted under the plan at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.
Item 13. Certain Relationships and Related Transactions
     The information regarding certain relationships and related transactions, the section captioned “Relationships and Transactions with the Company and the Bank” in the Proxy Statement is incorporated herein by reference.
     For information regarding director independence, the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of Appointment of Auditors” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) List of Documents Filed as Part of this Report
     (1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 7 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Tri-County Financial Corporation (1)

3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (3)

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (4)

10.3*	Employment Agreements with C. Marie Brown, as amended, and Gregory C. Cockerham (5)

10.4*	Employment Agreement with Michael L. Middleton (6)

10.5*	Guaranty Agreements with Michael L. Middleton, C. Marie Brown and Gregory C. Cockerham (3)

10.6*	Executive Incentive Compensation Plan (3)

10.7*	Executive Compensation Plan 2003 Amendment (7)

10.8*	Employment Agreement with William J. Pasenelli (3)

10.9*	Retirement Plan for Directors

10.10*	Split Dollar Agreements with Michael L. Middleton and C. Marie Brown (3)

10.11*	Guaranty Agreement with William J. Pasenelli (5)

10.12*	Split Dollar Agreement with William J. Pasenelli (5)

10.13*	Salary Continuation Agreement with Michael L. Middleton (7)

10.14*	Salary Continuation Agreement with C. Marie Brown (7)

10.15*	Salary Continuation Agreement with Gregory C. Cockerham (6)

10.16*	Salary Continuation Agreement with William J. Pasenelli (6)

10.17*	Amendment to the Community Bank of Tri-County Employment Agreement with C. Marie Brown (7)

10.18*	Amendment to the Community Bank of Tri-County Employment Agreement with Gregory C. Cockerham (8)

10.19*	Amendment to the Community Bank of Tri-County Employment Agreement with William J. Pasenelli (8)

10.20*	Tri-County Financial Corporation 2005 Equity Compensation Plan (9)

10.21*	Community Bank of Tri-County Deferred Compensation Plan

13	Annual Report to Stockholders for the year ended December 31, 2006

14	Code of Ethics (10)

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Rule 13a-14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-70800).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(9)	Incorporated by reference to Appendix A in the definitive proxy statement (File No. 000-18279) filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from this Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: March 26, 2007	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.
	C. Marie Brown		Herbert N. Redmond, Jr.
	Director and Chief Operating Officer		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ H. Beaman Smith	By:	/s/ A. Joseph Slater, Jr.
	H. Beaman Smith		A. Joseph Slater, Jr.
	Director		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 26, 2007		Date: March 26, 2007