Form 10-Q
period 2007-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2007-05-11
CIK 855874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 26, 2007 the registrant had 2,653,806 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS

Cash and due from banks	$2,545,692	$3,157,595
Federal Funds sold	608,539	772,351
Interest-bearing deposits with banks	11,453,211	14,260,560
Securities available for sale	9,129,840	9,301,676
Securities held to maturity — at amortized cost	95,180,384	97,804,849
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,400,900	6,100,400
Loans receivable — net of allowance for loan losses of $3,984,655 and $3,783,721, respectively	436,331,951	422,479,799
Premises and equipment, net	7,960,344	6,822,461
Foreclosed real estate	460,884	460,884
Accrued interest receivable	2,866,145	2,837,413
Investment in bank owned life insurance	8,845,278	8,762,761
Other assets	2,665,045	2,735,265

TOTAL ASSETS	$583,448,213	$575,496,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$48,379,608	$43,723,436
Interest-bearing deposits	393,148,950	374,289,966

Total deposits	441,528,558	418,013,402
Short-term borrowings	609,816	6,567,702
Long-term debt	86,035,980	96,045,936
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	4,499,240	5,139,637

Total liabilities	544,673,594	537,766,677

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized - 15,000,000 shares; issued 2,647,003 and 2,642,288 shares, respectively	26,470	26,423
Additional paid in capital	9,538,076	9,499,946
Retained earnings	29,349,523	28,353,792
Accumulated other comprehensive loss	(42,448)	(53,822)
Unearned ESOP shares	(97,002)	(97,002)

Total stockholders’ equity	38,774,619	37,729,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,448,213	$575,496,014

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
INTEREST INCOME:
Interest and fees on loans	$8,059,141	$6,663,527
Taxable interest and dividends on investment securities	1,428,541	1,591,302
Interest on deposits with banks	36,510	45,130

Total interest income	9,524,192	8,299,959

INTEREST EXPENSE:
Interest on deposits	3,646,103	2,462,742
Interest on short-term borrowings	28,280	228,495
Interest on long-term debt	1,306,649	1,354,579

Total interest expenses	4,981,032	4,045,816

NET INTEREST INCOME	4,543,160	4,254,143

PROVISION FOR LOAN LOSSES	256,526	86,485

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,286,634	4,167,658

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	63,588	98,617
Net gain on the sale of foreclosed property	66,428	—
Income from bank owned life insurance	82,517	70,772
Gain on the sale of investment securities	16,912	—
Service charges	321,248	308,329

Total noninterest income	550,693	477,718

NONINTEREST EXPENSE:
Salary and employee benefits	1,883,486	1,661,371
Occupancy	311,430	279,307
Advertising	161,123	145,208
Data processing	187,591	220,234
Legal and professional fees	116,605	239,014
Depreciation of furniture, fixtures, and equipment	119,258	112,496
Telephone communications	22,911	22,721
ATM expenses	67,017	57,322
Office supplies	46,461	35,711
Office equipment	11,210	12,793
Other	334,058	344,378

Total noninterest expenses	3,261,150	3,130,555

INCOME BEFORE INCOME TAXES	1,576,177	1,514,821
Income tax expense	566,558	541,684

NET INCOME	1,009,619	973,137

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains (losses) arising during period	11,374	(161,787)

COMPREHENSIVE INCOME	$1,020,993	$811,350

INCOME PER COMMON SHARE
Basic	$0.38	$0.37
Diluted	0.36	0.35
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,009,619	$973,137
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock Based Compensation Expense	—	60,000
Provision for loan losses	256,526	86,485
Gain on sales of investment securities	(16,912)	—
Depreciation and amortization	242,766	213,856
Net amortization of premium/discount on investment securities	6,758	(10,502)
Increase in cash surrender of bank owned life insurance	(82,517)	(70,772)
Deferred income tax (benefit) expense	(170,232)	75,883
Increase in accrued interest receivable	(28,732)	(60,021)
Increase (decrease) in deferred loan fees	43,633	(29,261)
Increase (decrease) in accounts payable, accrued expenses, other liabilities	(706,825)	24,228
Decrease in other assets	234,592	98,558

Net cash provided by operating activities	788,676	1,361,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(36,429)	(11,694)
Proceeds from sale, redemption or principal payments of investment securities available for sale	241,903	163,379
Purchase of investment securities held to maturity	—	(3,500,000)
Proceeds from maturities or principal payments of investment securities held to maturity	2,618,216	5,883,155
Net redemption of FHLB and Federal Reserve stock	699,500	121,100
Loans originated or acquired	(39,525,440)	(36,968,947)
Principal collected on loans	25,373,129	26,803,170
Purchase of Bank Owned Life Insurance	—	(2,000,000)
Purchase of premises and equipment	(1,380,648)	(230,707)
Proceeds from foreclosed real estate	66,428	—

Net cash used in investing activities	(11,943,341)	(9,740,544)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,515,156	8,744,990
Proceeds from long-term borrowings	—	260,000
Payments of long-term borrowings	(10,009,956)	(8,546)
Net decrease in short term borrowings	(5,957,886)	(4,569,387)
Exercise of stock options	38,183	57,344
Redemption of common stock	(13,896)	(144,710)

Net cash provided by financing activities	7,571,601	4,339,691

DECREASE IN CASH AND CASH EQUIVALENTS	(3,583,064)	(4,039,262)

CASH AND CASH EQUIVALENTS — JANUARY 1	18,190,506	22,575,240

CASH AND CASH EQUIVALENTS — MARCH 31	$14,607,442	$18,535,978

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$5,018,941	$4,068,462

Income taxes	$332,600	$613,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2006 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2006 Annual Report. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2007 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2006.

2.	NATURE OF BUSINESS

The Company, through its bank subsidiary, provides domestic financial services primarily in southern Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3.	INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings.

4.	EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2007, there were no shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2007	2006
Basic	2,643,950	2,639,962
Diluted	2,829,778	2,811,823

Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.

5.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2006. No compensation related expense related to stock options has been recognized in the quarter ended March 31, 2007 and during 2006.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.

A summary of the Company’s stock option plans as of March 31, 2007 and changes during the three-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years
Outstanding at December 31, 2006	417,097	$13.86
Granted	—	—
Exercised	(5,301)	7.20
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2007	411,796	$13.95	$5,272,812	5.5

Exercisable at March 31, 2007	411,796	$13.95	$5,272,812	5.5

Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.

6.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of capital securities with an interest rate of 5.07% in a private pooled transaction. The rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

On July 22, 2004, Tri County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of capital securities with an interest rate of 4.22% in a private pooled transaction. The rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

7.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board, the (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this interpretation will have on its financial condition and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, change sin accounting principles, and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) and this Quarterly Report on Form 10-Q under “Item 1.A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2006.
After a series of increases in the Federal Funds rate, the Federal Reserve has not changed the Federal Funds rate since June 2006. The increases enacted up to June 2006 had the effect of pushing short-term rates higher while longer-term rates remained essentially unchanged. The difference between short- and long-term rates has decreased, creating a “flat” yield curve. For the last several quarters, many market participants have signaled through price expectations that they expect a Federal Funds rate cut in response to their perceptions of a slowing economy and a deflation in housing prices. However, official Federal Reserve documents indicate that the Federal Reserve still believe that consumer price inflation remains a threat. As a result of these and other factors the Federal Reserve has decided to leave the Federal Funds rate unchanged.
     SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2007	2006
Condensed Income Statement
Interest Income	$9,524,192	$8,299,959
Interest Expense	4,981,032	4,045,816
Net Interest Income	4,543,160	4,254,143
Provision for Loan Losses	256,526	86,485
Noninterest Income	550,693	477,718
Noninterest Expense	3,261,150	3,130,555
Income Before Income Taxes	1,576,177	1,514,821
Income Taxes	566,558	541,684
Net Income	$1,009,619	$973,137

Per Common Share
Basic Earnings	$0.38	$0.37
Diluted Earnings	$0.36	$0.35
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
RESULTS OF OPERATIONS
Net income for the three-month period ended March 31, 2007 totaled $1,009,619 ($0.38 basic and $0.36 diluted earnings per share) compared to $973,137 ($0.37 basic and $0.35 diluted earnings per share) for the same period in the prior year. This increase of $36,482, or 3.75%, was caused by increases in net interest and noninterest income partially offset by increases in provision for loan losses and noninterest expenses.
For the three-month period ended March 31, 2007, interest income increased by $1,224,233, or 14.75%, to $9,524,192. The increase was due to higher average balances of earning assets and higher rates earned on these assets. The Bank continued to increase balances of loans which tend to have higher yields and decrease balances of cash and investment securities which tend to have lower yields. Interest expense increased to $4,981,032 in the three-month period ended March 31, 2007 as compared to $4,045,816 in the same period in the prior year, an increase of $935,216 or 23.12%. The increase was the result of higher average balances and higher rates. Although overall rates paid on interest earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.
Provision for loan losses increased to $256,526 for the three months ended March 31, 2007 from $86,485 for the three-month period ended March 31, 2006. The increase in the provision was caused by the increases in the Bank’s loan portfolio, especially in commercial loans, which tend to have a higher risk of default than one- to four family residential real estate loans. In addition, the Bank experienced $57,325 of loan charge-offs in the current period compared to $6,636 in the corresponding period in 2006. Higher charge-offs were caused by developments in certain individual loans and do not appear to indicate systemic weaknesses in our loan standards. While loan charge-offs have increased in the current period, total delinquency has decreased from December 31, 2006. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$63,588	$98,617	(35,029)	(35.52)%
Net gain on the sale of foreclosed property	66,428	—	66,428	NA
Income from bank owned life insurance	82,517	70,772	11,745	16.60%
Gain on sale of investment securities	16,912	—	16,912	100.00%
Service charges	321,248	308,329	12,919	4.19%

Total noninterest income	$550,693	$477,718	72,975	15.28%

Loan appraisal, credit, and miscellaneous charges decreased based upon changes in market conditions which have made it harder to charge for certain fees. The increase in gain on the sale of foreclosed property reflects sale of property for $66,428 in 2007 compared to no foreclosed property sold in the prior year. Income from bank-owned life insurance reflects a higher average balance of Bank owned life insurance in the current year. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007 compared to no investment sales in 2006. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$1,883,486	$1,661,371	$222,115	13.37%
Occupancy	311,430	279,307	32,123	11.50%
Advertising	161,123	145,208	15,915	10.96%
Data processing	187,591	220,234	(32,643)	(14.82)%
Legal and professional fees	116,605	239,014	(122,409)	(51.21)%
Depreciation of furniture, fixtures, and equipment	119,258	112,496	6,762	6.01%
Telephone communications	22,911	22,721	190	0.84%
ATM expenses	67,017	57,322	9,695	16.91%
Office supplies	46,461	35,711	10,750	30.10%
Office equipment	11,210	12,793	(1,583)	(12.37)%
Other	334,058	344,378	(10,320)	(3.00)%

Total noninterest expenses	$3,261,150	$3,130,555	$130,595	4.17%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened temporary space in connection with the rebuilding of a branch, as well as increases in land rentals on certain properties. Advertising expenses increased as the Bank has continued to focus on increasing market presence in southern Maryland. The drop in data processing expense reflects improved pricing in this area from certain vendors. The declines in legal and professional fees reflect the high level of Sarbanes-Oxley preparation activity in the prior year compared to the current year. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines.
Income tax expense increased to $566,558, or 35.95%, of pretax income, in the current year, from $541,684, or 35.76%, of pretax income, in the prior year.

FINANCIAL CONDITION
Assets

	March 31, 2007	December 31, 2006	$ Change	% Change
Cash and due from banks	$2,545,692	$3,157,595	$(611,903)	(19.38)%
Federal Funds sold	608,539	772,351	(163,812)	(21.21)%
Interest-bearing deposits with banks	11,453,211	14,260,560	(2,807,349)	(19.69)%
Securities available for sale	9,129,840	9,301,676	(171,836)	(1.85)%
Securities held to maturity — at amortized cost	95,180,384	97,804,849	(2,624,465)	(2.68)%
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,400,900	6,100,400	(699,500)	(11.47)%
Loans receivable — net of allowance for loan losses of $3,984,655 and $3,783,721 respectively	436,331,951	422,479,799	13,852,152	3.28%
Premises and equipment, net	7,960,344	6,822,461	1,137,883	16.68%
Foreclosed real estate	460,884	460,884	—	0.00%
Accrued interest receivable	2,866,145	2,837,413	28,732	1.01%
Investment in bank owned life insurance	8,845,278	8,762,761	82,517	0.94%
Other assets	2,665,045	2,735,265	(70,220)	(2.57)%

TOTAL ASSETS	$583,448,213	$575,496,014	$7,952,199	1.38%

Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks decreased as the funds were used to fund growth in loans. Investment securities, including both the available for sale and held to maturity portfolios, decreased because the Bank has continued to use investment repayments, which have lower yields, as a source of funds to build its loan portfolio, which have higher yields and to pay down short-term borrowings. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock decreased because the Bank has decreased its borrowings from the Federal Home Loan Bank system, which decreased its stock ownership requirements. The loan portfolio increased as a result of increases in the Bank’s portfolio of residential construction loans, commercial real estate loans, and commercial lines of credit due to continued marketing emphasis on these loan types.
Details of the Bank’s loan portfolio are presented below:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Real Estate Loans
Commercial	$179,362,216	40.69%	$177,923,349	41.69%
Residential first mortgages	81,366,596	18.46%	80,781,271	18.93%
Residential construction	54,311,102	12.32%	42,746,306	10.01%
Second mortgage loans	24,202,421	5.49%	24,572,235	5.76%
Commercial lines of credit	80,033,046	18.15%	79,629,910	18.66%
Consumer loans	2,670,238	0.60%	2,812,945	0.66%
Commercial equipment	18,904,955	4.29%	18,287,840	4.29%

	440,850,574	100.00%	426,753,856	100.00%

Less:
Deferred loan fees	533,968	0.12%	490,335	0.11%
Allowance for loan loss	3,984,655	0.90%	3,783,721	0.89%

	4,518,623		4,274,056

	$436,331,951		$422,479,800

At March 31, 2007, the Bank’s allowance for loan losses totaled $3,984,655 or 0.90% of loan balances as compared to $3,783,721 or 0.89% of loan balances at December 31, 2006. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	3 Months Ended	3 Months Ended
	March 31, 2007	March 31, 2006
Beginning Balance	$3,783,721	$3,383,334
Charge Offs	57,325	6,636

Recoveries	1,733	—

Net Charge Offs	55,592	6,636

Additions Charged to Operations	256,526	86,485

Balance at the end of the Period	$3,984,655	$3,463,183

The following table provides information with respect to our non-performing loans at the dates indicated.

	Balances as of	Balances as of
	March 31, 2007	December 31, 2006
Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a non-accrual basis	$652,604	$1,046,423

Total non-performing loans	$652,604	$1,046,423

Non-performing loans to total loans	0.15%	0.25%

Allowance for loan losses to non performing loans	610.58%	361.59%

No loans were considered impaired under SFAS 114.
Liabilities

	March 31, 2007	December 31, 2006	$ Change	% Change
Noninterest-bearing deposits	$48,379,608	$43,723,436	$4,656,172	10.65%
Interest-bearing deposits	393,148,950	374,289,966	18,858,984	5.04%

Total deposits	441,528,558	418,013,402	23,515,156	5.63%
Short-term borrowings	609,816	6,567,702	(5,957,886)	(90.71)%
Long-term debt	86,035,980	96,045,936	(10,009,956)	(10.42)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	4,499,240	5,139,637	(640,397)	(12.46)%

Total liabilities	$544,673,594	$537,766,677	$6,906,917	1.28%

Deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Non-interest bearing deposits increased during the three month period but many of these deposits are highly variable as to balances. The increases in deposits were used to reduce the balances of long-term debt and short-term borrowings. Accrued expenses and other liabilities declined due to the payment of incentives after year end and the payment of certain tax obligations.
Stockholders’ Equity

	March 31, 2007	December 31, 2006	$ Change	% Change
Common stock	$26,470	$26,423	$47	0.18%
Additional paid in capital	9,538,076	9,499,946	38,130	0.40%
Retained earnings	29,349,523	28,353,792	995,731	3.51%
Accumulated other comprehensive loss	(42,448)	(53,822)	11,374	(21.13)%
Unearned ESOP shares	(97,002)	(97,002)	—	0.00%

Total stockholders’ equity	$38,774,619	$37,729,337	$1,045,282	2.77%

Common stock and additional paid in capital increased due to the exercise of options. Retained earnings increased because of earnings, offset by the repurchase of 558 shares at a cost of $13,890. Book value per share increased from $14.28 per share to $14.65 reflecting the total change in equity.
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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2007, the maximum available under this line was $232 million, while outstanding advances totaled $86 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At March 31, 2007, the Bank had pledged collateral sufficient to draw $201,862,880 under the line.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2007 totaled $14,607,442, a decrease of $3,583,064, or 19.70%, from the December 31, 2006 total of $18,190,506. This decrease was due to the use of such funds to support the increase in loans and pay down short-term borrowings.
The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first quarter in 2007, all financing activities provided $7,571,601 in cash compared to $4,339,691 for the first quarter of 2006. The increase in cash flows from financing activities during the most recent period was principally due to increases in net deposits partially offset by net decreases in borrowing activities. Payments of long-term borrowings increased to $10,009,956 in the first quarter of 2007 compared to $8,546 in the same period of 2006. In addition, there was a net decrease in short-term borrowings in the current period of $5,957,886 compared to a $4,569,387 decrease in the same period in 2006. During the first quarter of 2007, net deposit growth was $23,515,156 compared to $8,744,990 in 2006. Operating activities provided cash of $788,676 in the first quarter of 2007 compared to providing cash of $1,361,591 in the first quarter of 2006. The change was caused primarily by a decrease of accounts payable and other accrued expenses in 2007.

The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the quarter ended March 31, 2007, the Bank invested a total of $11,943,341 compared to $9,740,544 in 2006. The principal reasons for the increase in cash used in investing activities was the purchase of premises and equipment and receipt of a lower amount of proceeds from maturing securities in 2007.
REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2007, the Bank’s tangible, leverage and risk-based capital ratios were 8.41%, 10.55% and 11.42%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At March 31, 2006, the Company’s tangible, leverage and risk-based capital ratios were 8.79%, 11.03% and 11.90%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
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
In addition to the loan loss allowance, the Company also maintains a valuation allowance on its foreclosed real estate. As with the allowance for loan losses, the valuation allowance on foreclosed real estate is based on SFAS No. 5, “Accounting for Contingencies,” as well as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.
In estimating the cash flows from the sale of foreclosed real estate, management must make significant assumptions regarding the timing and amount of cash flows. In cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development, and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved, and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling, or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Asset/Liability Risk Management
Net interest income (“NII”), the primary component of the Company’s net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. As interest rates change, the yield on interest-earning assets and the cost of interest bearing liabilities will also change. These changes can have a negative impact on net interest income as costs may rise faster than interest income. The variance in future financial performance caused by changes in interest rates can be broadly termed interest rate risk. Elements of interest rate risk include a mismatch between expected lives of current assets and liabilities (asset/liability mismatch), the ability of borrowers to prepay loans without penalty (prepayment risk), periodic and interest rate caps built into various loan types which limit upward interest rate adjustments, and adjustable rate liabilities and assets pricing being based upon different indices (basis risk).
The Company attempts to measure and control these risks through various tools including financial modeling of current and projected balance sheets. Financial modeling simulates the effects on the Company’s financial position and net interest income of various interest rate scenarios. The Company uses several measures to gauge its interest rate risk including measuring the effect on NII of various interest rate scenarios, measuring the “gap” or mismatch in assets and liabilities repricing during a particular time period, and measuring the amount that the estimated market value of assets and liabilities would change given specific changes in interest rates. Modeling these calculations is inherently complex, as many important factors in these calculations are estimates of future consumer behavior based upon historical patterns. The Company uses a steady state balance sheet and parallel rate shifts in interest rates as the basis of many simulations. The Company also looks at results under non-parallel rate shifts.

Presented below are the projected changes in NII given the parallel changes noted above:
Projected Percentage change in Net Interest Income at March 31, 2007

+200	+100		-100	-200
Basis points	Basis points	No Change	Basis points	Basis points
1.06%	1.00%	0.00%	(1.93)%	(7.07)%

The rate scenarios noted above show a slight positive change for the two higher interest rate scenarios. The down 100 basis point scenario shows a slight negative change while the down 200 basis point scenario shows a larger negative effect. The results shown above are slightly better in each interest rate scenario than those obtained as of December 31, 2006. These slight improvements reflect the maturity of certain financial instruments which had a negative effect on the results shown above.
Most of the declines in net interest income are small relative to the Company’s net income and primarily result from the projected actions of customers and others taking advantage of the optionality built into the various financial instruments which make up the Company’s assets and liabilities. The Company will continue to evaluate possible courses of action to control the risk of large interest rate declines on its operations.
Management will continue to analyze, simulate, and control interest rate risk as the Company grows. The Company may from time to time determine that the use of different financial instruments including interest rate caps, floors, swaps, long term borrowings, or other arrangements may be prudent. It is management’s belief that the changes in the Company’s balance sheet, including the increased emphasis on commercial lines of credit and certain other loans which tend to rapidly adjust to interest rate changes, and the declining importance of certain liabilities such as short term borrowings including reverse repurchase agreements and other short term liabilities will decrease the negative effects of changing interest rates on NII. However, these loans carry an increased risk of default, and increases in retail deposits will tend to increase non-interest expenses.
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

Item 1A – Risk Factors — A general housing price decline might have a negative impact on our operations Recent developments in the housing market, including a dramatic rise in “sub-prime” mortgage foreclosure rates, have negatively impacted many financial institutions. Currently, the Bank has little direct exposure to these issues. In addition, the Bank has no direct exposure to “exotic” mortgage products such as option ARM’s or interest only residential mortgage products. However, to the extent that the widespread availability of these products increased the demand and price of housing in our market area, the current higher foreclosure rates and the lack of available funding for certain prospective home buyers may lead to a general price decline in certain markets. A general housing price decline might have a negative impact on our operations leading to higher levels of loan losses and foreclosed assets. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended March 31, 2007.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 2007	—	—	—	63,737
February 2007	—	—	—	63,737
March 2007	558	24.90	558	63,179

Total	558	24.90	558	63,179

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 127,500 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004, December 2005, and October 2006). The program will continue until it is completed or terminated by the Board of Directors.
Item 3 — Default Upon Senior Securities — None
Item 4 Submission of Matters to a Vote of Security Holders —None
Item 5 — Other Information — None
Item 6 — Exhibits

Exhibit 10.1	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor

           Exhibit 10.2 Amended and Restated Employment Agreement by and among Community Bank of Tri-County, C. Marie Brown, and Tri-County Financial Corporation, as guarantor
          Exhibit 10.3 Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham, and Tri-County Financial Corporation, as guarantor
          Exhibit 31 Rule 13a-14(a) Certifications
          Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date:	May 10, 2007	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief Executive Officer and Chairman of the Board

Date:	May 10, 2007	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice President and Chief Financial Officer