Form 10-Q
period 2007-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2007-08-10
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-18279
Tri-County Financial Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1652138

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
As of July 21, 2007 the registrant had 2,650,308 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

	June 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$1,964,093	$3,157,595
Federal Funds sold	608,603	772,351
Interest-bearing deposits with banks	7,654,096	14,260,560
Securities available for sale	8,869,828	9,301,676
Securities held to maturity — at amortized cost	90,309,368	97,804,849
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,580,400	6,100,400
Loans receivable — net of allowance for loan losses of $4,046,534 and $3,783,721, respectively	440,971,334	422,479,799
Premises and equipment, net	8,145,563	6,822,461
Foreclosed real estate	460,884	460,884
Accrued interest receivable	3,064,462	2,837,413
Investment in bank owned life insurance	9,928,457	8,762,761
Other assets	3,299,905	2,735,265

TOTAL ASSETS	$580,856,993	$575,496,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$49,014,911	$43,723,436
Interest-bearing deposits	384,431,258	374,289,966

Total deposits	433,446,169	418,013,402
Short-term borrowings	5,554,621	6,567,702
Long-term debt	86,025,924	96,045,936
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	4,913,692	5,139,637

Total liabilities	541,940,406	537,766,677

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued 2,647,003 and 2,642,288 shares, respectively	26,473	26,423
Additional paid in capital	9,574,890	9,499,946
Retained earnings	29,567,273	28,353,792
Accumulated other comprehensive loss	(184,274)	(53,822)
Unearned ESOP shares	(67,775)	(97,002)

Total stockholders’ equity	38,916,587	37,729,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,856,993	$575,496,014

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$8,330,061	$7,175,349	$16,389,202	$13,838,876
Taxable interest and dividends on investment securities	1,372,704	1,589,901	2,801,245	3,181,203
Interest on deposits with banks	35,122	62,660	71,632	107,790

Total interest income	9,737,887	8,827,910	19,262,079	17,127,869

INTEREST EXPENSE:
Interest on deposits	3,708,633	2,766,038	7,354,736	5,228,780
Interest on short-term borrowings	54,342	322,673	82,622	551,168
Interest on long-term debt	1,176,072	1,385,212	2,482,721	2,739,791

Total interest expenses	4,939,047	4,473,923	9,920,079	8,519,739

NET INTEREST INCOME	4,798,840	4,353,987	9,342,000	8,608,130

PROVISION FOR LOAN LOSSES	97,917	86,087	354,443	172,572

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,700,923	4,267,900	8,987,557	8,435,558

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	109,088	135,172	172,676	233,789
Net gain on the sale of foreclosed property	—	—	66,428	—
Income from bank owned life insurance	83,179	89,036	165,696	159,808
Gain on sale of investment securities	—	—	16,912	—
Service charges	360,180	281,404	681,428	589,733

Total noninterest income	552,447	505,612	1,103,140	983,330

NONINTEREST EXPENSE:
Salary and employee benefits	1,796,606	1,753,526	3,680,092	3,414,897
Occupancy	345,495	324,981	656,925	604,288
Advertising	66,646	100,983	227,769	246,191
Data processing	163,257	210,339	350,848	430,573
Legal and professional fees	160,617	309,153	277,222	548,167
Depreciation of furniture, fixtures, and equipment	165,039	128,931	284,297	241,427
Telephone communications	21,672	19,222	44,583	41,943
ATM expenses	76,751	58,855	143,768	116,177
Office supplies	31,616	33,239	78,077	68,950
Office equipment	14,491	11,458	25,701	24,251
Other	300,723	246,926	634,781	591,304

Total noninterest expenses	3,142,913	3,197,613	6,404,063	6,328,168

INCOME BEFORE INCOME TAXES	2,110,457	1,575,899	3,686,634	3,090,720
Income tax expense	768,341	516,964	1,334,899	1,058,648

NET INCOME	1,342,116	1,058,935	2,351,735	2,032,072
Other comprehensive income:
Unrealized losses on securities available for sale net of taxes	(141,916)	(46,914)	(119,752)	(208,701)
Less: Reclassification adjustment for gain net of taxes of $6,122 included in income	—	—	(10,790)	—

COMPREHENSIVE INCOME	$1,200,200	$1,012,021	$2,221,193	$1,823,371

EARNINGS PER COMMON SHARE
Basic	$0.51	$0.40	$0.89	$0.77
Diluted	0.47	0.37	0.83	0.72
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,351,735	$2,032,072
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	354,443	172,572
Gain on foreclosed real estate	(66,428)	—
Gain on sales of investment securities	(16,912)	—
Depreciation and amortization	511,130	455,017
Net amortization of premium/discount on investment securities	23,461	13,095
Increase in cash surrender of bank owned life insurance	(165,696)	(159,808)
Deferred income tax (benefit) expense	(269,500)	166,844
Increase in accrued interest receivable	(227,049)	(143,051)
Increase (decrease) in deferred loan fees	13,516	(92,284)
(Decrease) increase in accounts payable, accrued expenses, other liabilities	(225,944)	431,778
Increase in other assets	(227,939)	(592,814)

Net cash provided by operating activities	$2,054,817	$2,283,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(72,835)	(3,056,127)
Proceeds from sale, redemption or principal payments of investment securities available for sale	322,913	369,077
Purchase of investment securities held to maturity	(800,000)	(4,300,000)
Proceeds from maturities or principal payments of investment securities held to maturity	8,273,048	14,579,389
Net decrease of FHLB and Federal Reserve stock	520,000	31,500
Loans originated or acquired	(98,872,942)	(93,286,715)
Principal collected on loans	80,013,448	58,291,752
Purchase of bank owned life insurance	(1,000,000)	(2,000,000)
Purchase of premises and equipment	(1,834,231)	(541,136)
Proceeds from foreclosed real estate	66,428	14,677

Net cash used in investing activities	$(13,384,171)	$(29,897,583)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,432,767	24,714,291
Proceeds from long-term debt	—	260,000
Payments of long-term debt	(10,020,012)	(15,018,207)
Net (decrease) increase in short-term borrowings	(1,013,081)	12,169,382
Exercise of stock options	38,183	81,505
Net change in unearned ESOP shares	66,068	73,554
Dividends paid	(1,062,064)	(972,966)
Redemption of common stock	(76,221)	(269,947)

Net cash provided by financing activities	3,365,640	21,037,612

DECREASE IN CASH AND CASH EQUIVALENTS	(7,963,714)	(6,576,550)

CASH AND CASH EQUIVALENTS — JANUARY 1	18,190,506	22,575,240

CASH AND CASH EQUIVALENTS — JUNE 30	$10,226,792	$15,998,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$9,632,110	$8,516,751

Income taxes	$1,782,600	$1,251,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2006 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2006 Annual Report. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2007 presentation.
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
The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings.

4.	EARNINGS PER SHARE
Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2007 and June 30, 2006, there were no shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic	2,647,558	2,641,603	2,645,764	2,640,787
Diluted	2,843,404	2,820,348	2,836,748	2,814,387
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
5.	STOCK-BASED COMPENSATION
The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2006. No compensation expense related to stock options has been recognized in the six months ended June 30, 2007 and 2006.
The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.
A summary of the Company’s stock option plans as of June 30, 2007 and changes during the six-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years
Outstanding at December 31, 2006	417,097	$13.86
Granted at fair value	—	—
Exercised	(5,301)	7.20
Expired	—	—
Forfeited	—	—

Outstanding at June 30, 2007	411,796	$13.95	$4,844,544	5.2

Exercisable at June 30, 2007	411,796	$13.95	$4,844,544	5.2

Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.

6.	FORECLOSED REAL ESTATE
Foreclosed real estate consists of one property at June 30, 2007. This property consists of land to be developed into 110 building lots. The lots are under contract for net proceeds to the Bank of approximately $1.7million. The current carrying value of this property is $460,884, which is net of an allowance of $671,740. The net proceeds were collected on August 8, 2007 and a sale was recorded at that time. Total pretax profit on the sale was approximately $1.2million.
7.	NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this standard will have on its financial condition and results of operations.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”), including under “Item 1.A. Risk Factors,” and in its other Securities and Exchange Commission reports. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. Currently, the Bank is constructing a ninth branch in Lusby, Maryland and is replacing its existing branch in Leonardtown. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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
     After a series of increases in the Federal Funds rate, the Federal Reserve has not changed the Federal Funds rate since June 2006. The increases enacted up to June 2006 had the effect of pushing short-term rates higher while longer-term rates remained essentially unchanged. The difference between short- and long-term rates decreased, creating a “flat” yield curve. Although rates have changed from time to time since June 2006, the yield curve has moved within a narrow range and remains very flat. For several quarters, many market participants signaled through price expectations that they expected a Federal Funds rate cut in response to their perceptions of a slowing economy and a deflation in housing prices. However, the Federal Reserve has not cut rates to date, while official Federal Reserve documents indicate that they still believe that consumer price inflation remains a threat.
SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Condensed Income Statement
Interest Income	$9,737,887	$8,827,910	$19,262,079	$17,127,869
Interest Expense	4,939,047	4,473,923	9,920,079	8,519,739
Net Interest Income	4,798,840	4,353,987	9,342,000	8,608,130
Provision for Loan Loss	97,917	86,087	354,443	172,572
Noninterest Income	552,447	505,612	1,103,140	983,330
Noninterest Expense	3,142,913	3,197,613	6,404,063	6,328,168
Income Before Income Taxes	2,110,457	1,575,899	3,686,634	3,090,720
Income Taxes	768,341	516,964	1,334,899	1,058,648
Net Income	$1,342,116	$1,058,935	$2,351,735	$2,032,072

Per Common Share
Basic Earnings	$0.51	$0.40	$0.89	$0.77
Diluted Earnings	$0.47	$0.37	$0.83	$0.72
Book Value	$14.70	$13.37	$14.70	$13.37
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
RECENT DEVELOPMENTS
On July 9, 2007, the Company announced that it commenced a private placement offering of up to 250,000 shares of common stock at an offering price of $26.25 per share for a total of $6,562,500. The Company expects that the offering will be completed not later than October 31, 2007, but may be extended until December 31, 2007 at its sole discretion.
In 2002, the Bank received foreclosed real estate in exchange for a deed in lieu of foreclosure. The Bank recorded a valuation allowance at the time in the amount of $672,000. In December 2002, the Bank subsequently entered into a contract to sell the property. The Bank sold part of the property at that time. Under the terms of the contract, the remainder would be sold when the local government agreed to allow the property to be developed into building lots. On August 8, 2007, the Bank received net proceeds of $1.7 million. Receipt of these funds triggered sales recognition on the property which resulted in a total gain of approximately $1.2 million at the time.
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2007
Net income for the six-month period ended June 30, 2007 totaled $2,351,735 ($0.89 basic and $0.83 diluted earnings per share) compared to $2,032,072 ($0.77 basic and $0.72 diluted earnings per share) for the same period in the prior year. This increase of $319,663, or 15.73%, was caused by increases in net interest and, to a lesser extent, non-interest income partially offset by increases in provision for loan losses and noninterest expense.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change

Interest income	$19,262,079	$17,127,869	$2,134,210	12.46%
Interest expense	9,920,079	8,519,739	1,400,340	16.44%
Net interest income	9,342,000	8,608,130	733,870	8.53%
Provision for loan losses	354,443	172,572	181,871	105.39%
     For the six-month period ended June 30, 2007, interest income increased due to higher average balances of earning assets and higher rates earned on these assets. The Bank continued to increase balances of loans which tend to have higher yields and decrease balances of cash and investment securities which tend to have lower yields. Interest expense increased as the result of higher average deposit balances and higher rates. These increases were partially offset by lower average balances of short and long-term borrowings. Although overall rates paid on interest earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.
     Provision for loan losses increased to $354,443 for the six months ended June 30, 2007 from $172,572 for the six-month period ended June 30, 2006. The increase in the provision was caused by the increases in the Bank’s loan portfolio, especially in commercial loans, which tend to have a higher risk of default than one- to- four family residential real estate loans. Although the Bank’s overall delinquency rate has declined since December 31, 2006, the Bank has experienced an increase in loan write-offs during the first six months of 2007 compared to the same period in 2006. The Bank experienced $91,825 of loan charge-offs in the current period compared to $6,636 in the corresponding period in 2006. The Bank’s continued success in maintaining overall loan quality has moderated the need for larger increases in the provision for loan losses. Higher charge-offs were caused by developments in certain individual loans and do not appear to indicate systemic weaknesses in our loan standards. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$172,676	$233,789	$(61,113)	-26.14%
Net gain on the sale of foreclosed property	66,428	—	66,428	NA
Income from bank owned life insurance	165,696	159,808	5,888	3.68%
Gain on sale of investment securities	16,912	—	16,912	NA
Service charges	681,428	589,733	91,695	15.55%

Total noninterest income	$1,103,140	$983,330	$119,810	12.18%

     Loan appraisal, credit, and miscellaneous charges decreased based upon changes in local market conditions which have made it harder for the Bank to charge for certain fees based upon competition form other banks. The increase in gain on the sale of foreclosed property reflects sale of property for $66,428 in 2007 compared to no foreclosed property sold in the prior year. Income from bank owned life insurance reflects a higher average balance of bank owned life insurance in the current year which was partially offset by a lower average earning rate. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007 compared to no investment sales in 2006. The Bank sold these particular investments because the Bank wished to focus on other security classes in the future. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$3,680,092	$3,414,897	$265,195	7.77%
Occupancy	656,925	604,288	52,637	8.71%
Advertising	227,769	246,191	(18,422)	(7.48%)
Data processing	350,848	430,573	(79,725)	(18.52%)
Legal and professional fees	277,222	548,167	(270,945)	(49.43%)
Depreciation of furniture, fixtures, and equipment	284,297	241,427	42,870	17.76%
Telephone communications	44,583	41,943	2,640	6.29%
ATM expenses	143,768	116,177	27,591	23.75%
Office supplies	78,077	68,950	9,127	13.24%
Office equipment	25,701	24,251	1,450	5.98%
Other	634,781	591,304	43,477	7.35%

Total noninterest expense	$6,404,063	$6,328,168	$75,895	1.20%

     Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened temporary space in connection with the rebuilding of a branch, as well as increases in land rentals on certain properties. Advertising expenses decreased as the Bank has deferred certain expenses to later in the year. The drop in data processing expense reflects improved pricing in this area from certain vendors. The declines in legal and professional fees reflect the high level of Sarbanes-Oxley preparation activity in the prior year compared to the current year. Depreciation expense includes increases due to a remodeled home office and additional branch equipment. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines.
     Income tax expense increased to $1,334,899, or 36.21% of pretax income, in the current year, from $1,058,648, or 34.25% of pretax income, in the prior year due to decreases in the amount of income which was considered tax exempt at the state or federal level.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2007
     Net income for the three-month period ended June 30, 2007 totaled $1,342,116 ($0.51 basic and $0.47 diluted earnings per share) compared to $1,058,935 ($0.40 basic and $0.37 diluted earnings per share) for the same period in the prior year. This increase of $283,181, or 26.74%, was caused by increases in net interest income and non-interest income and, to a lesser extent, a decrease in non-interest expense. These changes were partially offset by increases in the provision for loan losses and an increase in income tax expense.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Interest income	$9,737,887	$8,827,910	$909,977	10.31%
Interest expense	4,939,047	4,473,923	465,124	10.40%
Net interest income	4,798,840	4,353,987	444,853	10.22%
Provision for loan losses	97,917	86,087	11,830	13.74%

     Interest income increased due to higher average balances of assets combined with a higher interest rate environment for short-term investments. In addition in 2007, the Bank continued to move assets out of lower-yielding cash and investments into higher-yielding loan assets. Similarly interest expense increased as the Bank had higher average balances of liabilities during the three-month period than it did in the same period in 2006. In addition increases in short-term rates increased the Bank’s costs for deposits and short-term borrowings. Increases in the provision for loan losses were due to increases in loan balances and increases in write-offs compared to the same period in 2006. As noted in the discussion of the six-month period ending June 30, 2007, the Bank’s continued ability to maintain loan quality as evidenced by low delinquency and write-offs is an important factor in limiting provision expense.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
NON-INTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$109,088	$135,172	$(26,084)	(19.30%)
Income from bank owned life insurance	83,179	89,036	(5,857)	(6.58%)
Service charges	360,180	281,404	78,776	27.99%

Total non-interest income	$552,447	$505,612	$46,835	9.26%

     As noted above, loan appraisal, credit, and miscellaneous charges decreased based upon changes in local market conditions which have made it harder for the Bank to charge for certain fees based upon competition form other banks. Service charges increased, as the Bank has increased the number and size of customer checking accounts, while also increasing the size of certain fees.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
NON-INTEREST INCOME:
Salary and employee benefits	$1,796,606	$1,753,526	$43,080	2.46%
Occupancy	345,495	324,981	20,514	6.31%
Advertising	66,646	100,983	(34,337)	(34.00%)
Data processing	163,257	210,339	(47,082)	(22.38%)
Legal and professional fees	160,617	309,153	(148,536)	(48.05%)
Depreciation of furniture, fixtures, and equipment	165,039	128,931	36,108	28.01%
Telephone communications	21,672	19,222	2,450	12.75%
ATM expenses	76,751	58,855	17,896	30.41%
Office supplies	31,616	33,239	(1,623)	(4.88%)
Office equipment	14,491	11,458	3,033	26.47%
Other	300,723	246,926	53,797	21.79%

Total non-interest expenses	$3,142,913	$3,197,613	$(54,700)	(1.71%)

Income tax expense	768,341	516,964	251,377	48.63%
     Advertising expenses declined as the Bank elected to decrease advertising efforts in the current quarter to concentrate on them later in the year. Data processing expenses declined due to a restructuring of certain charges. Legal and professional fees declined because these fees mainly related to the implementation of the initial phase of Sarbanes-Oxley compliance in 2006. Depreciation expense increased due to the asset acquisitions in the current year which increased depreciation expense. ATM expenses increased due to higher usage by customers as well as increased fees to third parties related to data security. Other expenses increased due to increases in certain costs including stationery, printing, and the increased use of background checks on prospective employees. Income tax expenses increased due to the increase in pretax income and a decrease in the amount of tax exempt income at the state and federal levels.

FINANCIAL CONDITION
Assets

	June 30, 2007	December 31, 2006	$ Change	% Change

Cash and due from banks	$1,964,093	$3,157,595	$(1,193,502)	(37.80%)
Federal Funds sold	608,603	772,351	(163,748)	(21.20%)
Interest-bearing deposits with banks	7,654,096	14,260,560	(6,606,464)	(46.33%)
Securities available for sale	8,869,828	9,301,676	(431,848)	(4.64%)
Securities held to maturity — at amortized cost	90,309,368	97,804,849	(7,495,481)	(7.66%)
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,580,400	6,100,400	(520,000)	(8.52%)
Loans receivable — net of allowance for loan losses of $4,046,534 and $3,783,721 respectively	440,971,334	422,479,799	18,491,535	4.38%
Premises and equipment, net	8,145,563	6,822,461	1,323,102	19.39%
Foreclosed real estate	460,884	460,884	—	0.00%
Accrued interest receivable	3,064,462	2,837,413	227,049	8.00%
Investment in bank owned life insurance	9,928,457	8,762,761	1,165,696	13.30%
Other assets	3,299,905	2,735,265	564,640	20.64%

TOTAL ASSETS	$580,856,993	$575,496,014	$5,360,979	0.93%

     Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks decreased as the funds were used to fund growth in loans. Investment securities, including both the available for sale and held to maturity portfolios, decreased because the Bank has continued to use investment repayments, which have lower yields, as a source of funds to build its loan portfolio, which have higher yields and to pay down short-term borrowings. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock decreased because the Bank has decreased its borrowings from the Federal Home Loan Bank system, which decreased its stock ownership requirements. The loan portfolio increased as a result of increases in the Bank’s portfolio of residential construction loans, residential first mortgage loans, and commercial equipment loans. The Bank experienced declines in commercial real estate, second mortgage, consumer loans, and commercial lines of credit. The Bank has targeted commercial real estate loans and commercial lines of credit for growth. Management believes that the declines in these portions of the loan portfolio are not indicative of a long-term trend but instead reflect the circumstances of a few individual loans.

     Details of the Bank’s loan portfolio are presented below:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%

Real Estate Loans
Commercial	$173,748,965	39.00%	$177,923,349	41.69%
Residential first mortgages	84,362,970	18.94%	80,781,271	18.93%
Residential construction	64,363,379	14.45%	42,746,306	10.02%
Second mortgage loans	24,088,633	5.41%	24,572,235	5.76%
Commercial lines of credit	74,267,667	16.67%	79,629,910	18.66%
Consumer loans	2,624,271	0.59%	2,812,945	0.66%
Commercial equipment	22,065,833	4.95%	18,287,839	4.29%

	445,521,719	100.00%	426,753,855	100.00%

Less:
Deferred loan fees	503,850	0.11%	490,335	0.11%
Allowance for loan loss	4,046,534	0.91%	3,783,721	0.89%

	4,550,384		4,274,056

	$440,971,334		$422,479,799

     At June 30, 2007, the Bank’s allowance for loan losses totaled $4,046,534, or 0.91%, of loan balances as compared to $3,783,72, or 0.89%, of loan balances at December 31, 2006. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K.
     The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Beginning Balance	$3,783,721	$3,383,334
Charge Offs	91,825	6,636
Recoveries	194	—

Net Charge Offs	91,631	6,636
Additions Charged to Operations	354,444	172,572

Balance at the end of the Period	$4,046,534	$3,549,270

     The following table provides information with respect to our non-performing loans at the dates indicated.

	June 30, 2007	December 31, 2006
Accruing loans which are contractually past due 90 days or more	$—	$—
Loans accounted for on a non-accrual basis	$612,878	$1,046,423

Total non-performing loans	$612,878	$1,046,423

Non-performing loans to total loans	0.14%	0.25%

Allowance for loan losses to non- performing loans	660.25%	361.59%

     No loans were considered impaired under SFAS 114.
Liabilities

	June 30, 2007	December 31, 2006	$ Change	% Change

Noninterest-bearing deposits	$49,014,911	$43,723,436	$5,291,475	12.10%
Interest-bearing deposits	384,431,258	374,289,966	10,141,292	2.71%

Total deposits	433,446,169	418,013,402	15,432,767	3.69%
Short-term borrowings	5,554,621	6,567,702	(1,013,081)	(15.43%)
Long-term debt	86,025,924	96,045,936	(10,020,012)	(10.43%)
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	4,913,692	5,139,637	(225,945)	(4.40%)

Total liabilities	$541,940,406	$537,766,677	$4,173,729	.78%

     Deposit balances increased due to the Bank’s continuing efforts to increase its market share in southern Maryland through advertising, branch improvements, and other marketing efforts. The increases in deposits and proceeds of maturing securities were used to reduce the balances of long-term debt and short-term borrowings. Accrued expenses and other liabilities declined due to the payment of incentives after year end and the payment of certain tax obligations.
Stockholders’ Equity

	June 30, 2007	December 31, 2006	$ Change	% Change

Common stock	$26,473	$26,423	$50	0.19%
Additional paid in capital	9,574,890	9,499,946	74,944	0.79%
Retained earnings	29,567,273	28,353,792	1,213,481	4.28%
Accumulated other comprehensive loss	(184,274)	(53,822)	(130,452)	242.38%
Unearned ESOP shares	(67,775)	(97,002)	29,227	(30.13%)

Total stockholders’ equity	$38,916,587	$37,729,337	$1,187,250	3.15%

     Common stock and additional paid in capital increased due to the exercise of options and the reduction in unearned ESOP shares. Retained earnings increased because of earnings, offset by the repurchase of 3,003 shares at a cost of $76,221. The accumulated other comprehensive loss increased because interest rates have moved slightly higher increasing the market value loss on certain securities available for sale in the Bank’s portfolio. Book value per share increased from $14.28 per share to $14.70 reflecting the total change in equity.
LIQUIDITY AND CAPITAL RESOURCES
     The Company currently has no business other than holding the stock of the Bank, payment on its subordinated debentures, and directing the business of the Bank. Its primary uses of funds are for the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
     The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, the net proceeds of short and long-term borrowings, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2007, the maximum available under this line was $232 million, while outstanding advances totaled $91 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At June 30, 2007, the Bank had pledged collateral sufficient to draw $198 million under the line.
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
     Cash, cash equivalents, and interest-bearing deposits with banks as of June 30, 2007 totaled $10,226,792, a decrease of $7,963,714, or 43.78%, from the December 31, 2006 total of $18,190,506. This decrease was due to the use of such funds to support the increase in loans and pay down short-term borrowings.
     The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first six months of 2007, all financing activities provided $3,365,640 in cash compared to $21,037,612 for the first six months of 2006. The decrease in cash flows from financing activities during the most recent period was principally due to decreases in net short-term borrowings and a decrease in the net growth of deposits. Net short term borrowing declined by $1,013,081 in the first six months of 2007 compared to an increase of $12,169,382 for the first six months of 2006. Deposits increased by $15,432,767 in the first six months of 2007 compared to an increase of $24,719,291 for the first six months of 2006. These declines in cash provided were partially offset by a decline in the use of cash for the payment of long-term borrowings in the first six months of 2007. Payments of long-term borrowings declined to $10,020,012 for the first six months of 2007 compared to $15,018,207 for the first six months of 2006. Investing activities used cash of $13,384,171 for the first six months of 2007 compared to cash used of $29,897,583 for the first six months of 2006. The principal difference in the use of cash were the much higher amount of principal collected on loans in the first six months of 2007, $80,013,448 compared to $58,291,752 in the first six months of 2006. The increase in cash provided by principal collected on loans was partially offset by a decrease in cash from principal repayment of investments held to maturity from $14,579,389 for the first six months of 2006 to $8,273,048 for the same period in 2007. This decline in principal repayment was caused by a decline in the amount of the investment portfolio and a slowdown of principal payments on our portfolio caused by higher interest rates in the current year. The higher rates tend to cause our investments, which are primarily collateralized mortgage obligations, to pay principal at slower rates as the underlying mortgage loans slow their principal repayments. Operating activities provided similar amounts of cash in the first six months of 2007, $2,054,2817 compared to cash provided of $2,283,421 in the first six months of 2006.

REGULATORY MATTERS
     The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2007, the Bank’s tangible, leverage and risk-based capital ratios were 8.68%, 10.76% and 11.64%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At June 30, 2007, the Company’s tangible, leverage and risk-based capital ratios were 8.87%, 10.98% and 11.85%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
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
     In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans. Management also examines the Bank’s history of write-offs and recoveries within each loan category. The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.
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
     Presented below are the projected changes in NII given the parallel changes noted above:
Projected Percentage change in Net Interest Income at June 30, 2007

+200	+100		-100	-200
Basis points	Basis points	No Change	Basis points	Basis points
(2.19)%	(0.58)%	0.00%	(0.43)%	(4.81)%

     The rate scenarios noted above show a slight negative change for all scenarios noted. These results are consistent with those obtained in December 31, 2006, however the size of the reduction in net interest income is reduced in each rate scenario. These slight improvements were the result of the continued maturity of certain instruments which would cause the largest declines in the Bank’s net interest income. Most of the declines in net interest income are small relative to the Company’s net income and primarily result from the projected actions of customers and others taking advantage of the optionality built into the various financial instruments which make up the Company’s assets and liabilities. The Company will continue to evaluate possible courses of action to control the risk of large interest rate declines on its operations.
     Management will continue to analyze, simulate, and control interest rate risk as the Company grows. The Company may from time to time determine that the use of different financial instruments including interest rate caps, floors, swaps, long term borrowings, or other arrangements may be prudent. It is management’s belief that the changes in the Company’s balance sheet, including the increased emphasis on commercial lines of credit and certain other loans which tend to rapidly adjust to interest rate changes, and the declining importance of certain liabilities such as short-term borrowings including reverse repurchase agreements and other short term liabilities, will decrease the negative effects of changing interest rates on NII. However, these loans carry an increased risk of default, and increases in retail deposits will tend to increase non-interest expenses.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings — The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.
Item 1A — Risk Factors — In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Report on Form 10-Q for the period ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2007.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 2007	1,245	$25.00	1,245	61,934
May 2007	—	—	—	61,934
June 2007	1,200	26.00	1,200	60,734

Total	2,445	$25.49	2,445

     On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 127,500 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004, December 2005 and October 2006). The program will continue until it is completed or terminated by the Board of Directors.
Item 3 — Default Upon Senior Securities — None

Item 4 — Submission of Matters to a Vote of Security Holders — At the annual meeting of shareholders on May 9, 2007, two matters were put to a vote of security holders. Nominees C. Marie Brown, Phillip T. Goldstein, Louis P. Jenkins Jr., Michael L. Middleton, and Joseph V. Stone, Jr. were elected as directors. For Mrs. Brown, 1,785,709 votes were recorded for, and 2,310 votes were withheld. For Mr. Goldstein, 1,784,138 votes were recorded for, and 3,881 votes were withheld. For Mr. Jenkins, 1,779,034 votes were recorded for, and 8,985 votes were withheld. For Mr. Middleton, 1,785,938 votes were recorded for, and 2,081 votes were withheld. For Mr. Stone, 1,787,667 votes were recorded for, and 352 votes were withheld. The second matter put to a vote of security holders was the ratification of the appointment of Stegman & Company as the independent auditors of the Company for the fiscal year ending December 31, 2007. The appointment of Stegman & Company as the independent auditors for the Company for the fiscal year ending December 31, 2007 was ratified by the following vote: 1,776,412 votes in favor; 514 votes against; and 11,093 abstentions.
Item 5 — Other Information — None
Item 6 — Exhibits
     Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
     Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer
     Exhibit 32 Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: August 6, 2007	By:	/s/ Michael L. Middleton
Michael L. Middleton
President, Chief Executive Officer and Chairman of the Board

Date: August 6, 2007	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer