Form 10-Q
period 2007-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2007-11-13
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-18279
Tri-County Financial Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1652138
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of principal executive offices)	(Zip Code)
(301) 645-5601
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the registrant had 2,652,659 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$5,410,952	$3,157,595
Federal Funds sold	4,210,158	772,351
Interest-bearing deposits with banks	22,575,979	14,260,560
Securities available for sale	9,187,177	9,301,676
Securities held to maturity — at amortized cost	85,961,892	97,804,849
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,130,000	6,100,400
Loans receivable — net of allowance for loan losses of $4,293,382 and $3,783,721, respectively	440,745,786	422,479,799
Premises and equipment, net	8,426,868	6,822,461
Foreclosed real estate	—	460,884
Accrued interest receivable	3,146,116	2,837,413
Investment in bank owned life insurance	10,025,888	8,762,761
Other assets	2,847,851	2,735,265

TOTAL ASSETS	$597,668,667	$575,496,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$46,669,115	$43,723,436
Interest-bearing deposits	410,313,875	374,289,966

Total deposits	456,982,990	418,013,402
Short-term borrowings	1,550,576	6,567,702
Long-term debt	81,015,767	96,045,936
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,242,651	5,139,637

Total liabilities	556,791,984	537,766,677

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized - 15,000,000 shares; issued 2,637,465 and 2,642,288 shares, respectively	26,375	26,423
Additional paid in capital	9,844,763	9,499,946
Retained earnings	31,435,092	28,353,792
Accumulated other comprehensive loss	(102,894)	(53,822)
Unearned ESOP shares	(326,653)	(97,002)

Total stockholders’ equity	40,876,683	37,729,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$597,668,667	$575,496,014

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$8,425,082	$7,620,780	$24,814,284	$21,459,656
Taxable interest and dividends on investment securities	1,383,242	1,529,140	4,184,487	4,710,343
Interest on deposits with banks	133,514	36,882	205,146	144,672

Total interest income	9,941,838	9,186,802	29,203,917	26,314,671

INTEREST EXPENSE:
Interest on deposits	3,890,082	3,273,112	11,244,818	8,501,892
Interest on short-term borrowings	14,908	276,858	97,530	828,026
Interest on long-term debt	1,213,114	1,294,107	3,695,835	4,033,898

Total interest expenses	5,118,104	4,844,077	15,038,183	13,363,816

NET INTEREST INCOME	4,823,734	4,342,725	14,165,734	12,950,855

PROVISION FOR LOAN LOSSES	304,845	116,563	659,288	289,135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,518,889	4,226,162	13,506,446	12,661,720

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$83,520	$72,850	$256,196	$306,639
Net gain on the sale of foreclosed property	1,205,733	—	1,272,161	—
Income from bank owned life insurance	97,430	84,037	263,126	243,845
Gain on sale of investment securities	—	—	16,912	—
Service charges	374,365	362,565	1,055,793	952,298

Total noninterest income	1,761,048	519,452	2,864,188	1,502,782

NONINTEREST EXPENSE:
Salary and employee benefits	1,846,398	1,764,419	5,526,490	5,179,316
Occupancy	320,712	329,805	977,637	934,093
Advertising	83,573	170,553	311,342	416,744
Data processing	148,006	202,546	498,854	633,119
Legal and professional fees	185,267	(50,041)	462,489	498,126
Depreciation of furniture, fixtures, and equipment	190,076	141,931	474,373	383,358
Telephone communications	26,422	25,049	71,005	66,992
ATM expenses	81,598	64,413	225,366	180,590
Office supplies	39,969	32,671	118,046	101,621
Office equipment	12,209	10,786	37,910	35,037
Other	294,177	379,534	928,958	970,838

Total noninterest expenses	3,228,407	3,071,666	9,632,470	9,399,834

INCOME BEFORE INCOME TAXES	3,051,530	1,673,948	6,738,164	4,764,668
Income tax expense	1,165,891	570,895	2,500,790	1,629,543

NET INCOME	1,885,639	1,103,053	4,237,374	3,135,125

OTHER COMPREHENSIVE INCOME NET OF TAX
Unrealized gain (losses) on securities available for sale net of taxes	81,470	170,439	(38,282)	(38,262)

Less: Reclassification adjustment for gain net of taxes of $6,122 included in income	—	—	(10,790)	—

COMPREHENSIVE INCOME	$1,967,109	$1,273,492	$4,188,302	$3,096,863

INCOME PER COMMON SHARE
Basic	$0.71	$0.42	$1.60	$1.19
Diluted	0.67	0.39	1.49	1.11
Dividends paid	0.00	0.00	0.40	0.40
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,237,374	$3,135,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	659,288	289,135
Gain on foreclosed real estate	(1,272,161)	—
Gain on sales of investment securities	(16,912)	—
Depreciation and amortization	814,435	741,179
Net amortization of premium/discount on investment securities	33,886	16,587
Excess tax benefits on stock based compensation	(28,192)	—
Stock based compensation expense	264,786	—
Increase in cash surrender of bank owned life insurance	(263,126)	(243,845)
Deferred income tax expense	(235,907)	(270,486)
Increase in accrued interest receivable	(308,703)	(374,091)
Decrease in deferred loan fees	(63,783)	(146,349)
Increase in accounts payable, accrued expenses, other liabilities	103,014	989,413
Decrease in other assets	148,597	361,802

Net cash provided by operating activities	4,072,596	4,498,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(272,415)	(3,092,176)
Proceeds from sale, redemption or principal payments of investment securities available for sale	327,965	498,736
Purchase of investment securities held to maturity	(1,600,000)	(4,300,000)
Proceeds from maturities or principal payments of investment securities held to maturity	13,410,583	19,398,924
Net decrease in FHLB and Federal Reserve stock	970,400	616,900
Loans originated or acquired	(137,308,880)	(129,829,352)
Principal collected on loans	118,447,387	87,407,839
Purchase of Bank Owned Life Insurance	(1,000,000)	(2,000,000)
Purchase of premises and equipment	(2,418,841)	(748,082)
Proceeds from sale of foreclosed real estate	1,733,045	14,677

Net cash used in investing activities	(7,710,756)	(32,032,534)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$38,969,588	$37,002,149
Proceeds from long-term debt	—	10,260,000
Payments of long-term debt	(15,030,169)	(20,027,966)
Net decrease in short term borrowings	(5,017,126)	(5,146,260)
Excess tax benefits on stock based compensation	28,192	—
Proceeds from private placement	—	74,550
Exercise of stock options	43,179	83,741
Net change in unearned ESOP shares	(192,810)	73,554
Dividends paid	(1,062,064)	(972,966)
Redemption of common stock	(94,047)	(419,356)

Net cash provided by financing activities	17,644,743	20,927,446

DECREASE IN CASH AND CASH EQUIVALENTS	14,006,583	(6,606,618)

CASH AND CASH EQUIVALENTS — JANUARY 1	18,190,506	22,575,240

CASH AND CASH EQUIVALENTS — SEPTEMBER 30	$32,197,089	$15,968,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$14,680,664	$13,101,351

Income taxes	$2,595,100	$1,272,400

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2006 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2006 Annual Report to stockholders. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2007 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report to stockholders.

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

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of the three and nine months ended September 30, 2007, there were 21,811 shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. No shares were excluded in the three months and nine months ended September 30, 2006. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic	2,639,333	2,639,868	2,643,597	2,640,477
Diluted	2,833,367	2,824,308	2,836,440	2,819,123
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.

5.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2006. $264,786 of compensation expense related to stock options has been recognized in the nine months ended September 30, 2007. No expense was recognized in the nine months ended September 30, 2006.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options. On July 17, 2007, the Company issued 21,811 in options to purchase shares with a weighted average exercise price per share of $27.70 and a 10-year term expiring July 17, 2017. These options vest immediately and had an estimated fair value of $12.14 per share. Stock-based compensation expense related to this grant was $264,786.

A summary of the Company’s stock option plans as of September 30, 2007 and changes during the nine-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value (1)	Years
Outstanding at December 31, 2006	417,097	$13.86
Granted	21,811	27.70
Exercised	(6,035)	7.15
Expired	—	—
Forfeited	—	—

Outstanding at September 30, 2007	432,873	$14.65	$5,360,939	5.0

Exercisable at September 30, 2007	432,873	$14.65	$5,360,939	5.0

Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.

6.	FORECLOSED REAL ESTATE

As of September 30, 2007, the Bank has no foreclosed real estate. The Bank previously sold property with a carrying value of $460,884, with net proceeds to the Bank of approximately $1,733,045. Total pretax profit on these sales was approximately $1,272,161.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and outside of the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”), including under “Item 1.A. Risk Factors,” and in its other Securities and Exchange Commission reports. Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, paying the interest on its subordinated debt, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. Currently, the Bank is constructing a ninth branch in Lusby, Maryland and is replacing its existing branch in Leonardtown. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loans to individuals, associations, partnerships and corporations. The Bank makes real estate loans including construction, acquisition and development, residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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

Local and national economic conditions affect the current and future financial results of the Company. The current crisis in subprime and other non-traditional mortgage lending activities has been reflected in a volatile stock market and reduced home sales. Major mortgage lenders have gone bankrupt, slashed operations, and announced poor financial results. In the last three months, the Federal Reserve has acknowledged this widespread weakness in housing and other real estate markets by reducing the Federal Funds rate by 75 basis points, by encouraging advances from the discount window, and through other measures. Some market participants continue to believe that the Federal Reserve will be forced to cut rates again in the future, as many economists and market observers believe that the economy is displaying increasing signs of weakness. The number and size of additional rate cuts is unknown as the Federal Reserve has indicated it is still concerned about inflation and the falling value of the US dollar, both of which factors tend to argue against rate cuts. For further discussion on how local and national factors and their possible effect on our financial results see the discussion in Part II of this document entitled risk factors as well as the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Form 10-K.
SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Condensed income statement
Interest income	$9,941,838	$9,186,802	$29,203,917	$26,314,671
Interest expense	5,118,104	4,844,077	15,038,183	13,363,816
Net interest income	4,823,734	4,342,725	14,165,734	12,950,855
Provision for loan loss	304,845	116,563	659,288	289,135
Noninterest income	1,761,048	519,452	2,864,188	1,502,782
Noninterest expense	3,228,407	3,071,666	9,632,470	9,399,834
Income before income taxes	3,051,530	1,673,948	6,738,164	4,764,668
Income taxes	1,165,891	570,895	2,500,790	1,629,543
Net income	1,885,639	1,103,053	4,237,374	3,135,125

Per Common Share
Basic Earnings	$0.71	$0.42	$1.60	$1.19
Diluted Earnings	$0.67	$0.39	$1.49	$1.11
Book Value	$15.50	$13.83	$15.50	$13.83
Share and per share data have been adjusted to reflect the three for two common stock split effected in November 2006 as if it had occurred on January 1, 2006.
RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the nine-month period ended September 30, 2007 totaled $4,237,374 ($1.60 basic and $1.49 diluted earnings per share) compared to $3,135,125 ($1.19 basic and $1.11 diluted earnings per share) for the same period in the prior year. This increase of $1,102,249, or 35.16%, was caused by increases in non interest income and net interest income partially offset by increases in the provision for loan losses and noninterest expense. Non interest income was positively affected by a gain on the sale of foreclosed real estate in the amount of $1,272,161.

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Interest income	$29,203,917	$26,314,671	$2,889,246	10.98%
Interest expense	15,038,183	13,363,816	1,674,367	12.53%
Net interest income	14,165,734	12,950,855	1,214,879	9.38%
Provision for loan losses	659,288	289,135	370,153	128.02%

For the nine-month period ended September 30, 2007, interest income increased due to higher average balances of earning assets and higher rates earned on these assets. The Bank continued to increase balances of loans which tend to have higher yields. Interest expense increased as the result of higher average deposit balances and higher rates. These increases were partially offset by lower average balances of short and long-term borrowings. Although overall rates paid on interest earning liabilities increased, the Bank’s continued shifting from wholesale liabilities to retail deposits helped to control the overall amount of interest expense.
Provision for loan losses increased to $659,288 for the nine months ended September 30, 2007 from $289,135 for the nine-month period ended September 30, 2006. The increase in the provision was caused by the increases in the Bank’s loan portfolio, especially in residential construction and commercial loans, which tend to have a higher risk of default than one- to- four family residential real estate loans. The provision expense was also affected by the Bank’s assessment that the overall economic risks of certain types of construction lending have substantially increased due to nationwide and local economic factors. The Bank’s overall delinquency rate has declined since December 31, 2006, but the Bank has experienced an increase in loan charge-offs primarily in consumer loans, during the first nine months of 2007 compared to the same period in 2006. The Bank experienced $149,821 of loan charge-offs in the current period compared to $8,182 in the corresponding period in 2006. Higher charge-offs were caused by developments in certain individual loans and do not appear to indicate systemic weaknesses in our loan standards. Management will continue to periodically review its allowance for loan losses and the related provision and adjust as deemed necessary. This review will continue to include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$256,196	$306,639	$(50,443)	(16.45)%
Net gain on the sale of foreclosed property	1,272,161	—	1,272,161	NA
Income from bank owned life insurance	263,126	243,845	19,281	7.91%
Gain on sale of investment securities	16,912	—	16,912	NA
Service charges	1,055,793	952,298	103,495	10.87%

Total noninterest income	$2,864,188	$1,502,782	$1,361,406	90.59%

Loan appraisal, credit, and miscellaneous charges decreased based upon changes in local market conditions which have made it harder for the Bank to charge for certain fees based upon competition from other banks. The increase in gain on the sale of foreclosed property reflects sale of property for $1,733,045 in 2007 compared to no foreclosed property sold in the prior year. Income from bank owned life insurance reflects a higher average balance of bank owned life insurance in the current year which was partially offset by a lower average earning rate. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007 compared to no investment sales in the same period of 2006. The Bank sold these particular investments because the Bank wished to focus on other security classes in the future. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$5,526,490	$5,179,316	$347,174	6.70%
Occupancy	977,637	934,093	43,544	4.66%
Advertising	311,342	416,744	(105,402)	(25.29)%
Data processing	498,854	633,119	(134,265)	(21.21)%
Legal and professional fees	462,489	498,126	(35,637)	(7.15)%
Depreciation of furniture, fixtures, and equipment	474,373	383,358	91,015	23.74%
Telephone communications	71,005	66,992	4,013	5.99%
ATM expenses	225,366	180,590	44,776	24.79%
Office supplies	118,046	101,621	16,425	16.16%
Office equipment	37,910	35,037	2,873	8.20%
Other	928,958	970,838	(41,880)	(4.31)%

Total noninterest expense	$9,632,470	$9,399,834	$232,636	2.47%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened temporary space in connection with the rebuilding of a branch, as well as increases in land rentals on certain properties. Advertising expenses decreased as the Bank has deferred certain advertising activities to later in the year. The drop in data processing expense reflects improved pricing in this area from certain vendors. The declines in legal and professional fees reflect the high level of Sarbanes-Oxley preparation activity in the prior year compared to the current year. Depreciation expense includes increases due to a remodeled home office and additional branch and data processing equipment. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines.
Income tax expense increased to $2,500,790, or 37.11% of pretax income, in the current year, from $1,629,543, or 34.20% of pretax income, in the prior year due to increase in pretax income and decreases in the amount of income which was considered tax exempt at the state or federal level. The higher tax expense for the 2007 periods reflects the elimination of certain state tax benefits the Company had previously qualified for, which approximated $200,000 on an annual basis. It is not anticipated that the Company will again qualify for these benefits.
RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the three-month period ended September 30, 2007 totaled $1,885,639 ($0.71 basic and $0.67 diluted earnings per share) compared to $1,103,053 ($0.42 basic and $0.39 diluted earnings per share) for the same period in the prior year. This increase of $782,586, or 70.95%, was caused by increases in noninterest income and net interest income, offset by increases in the provision for loan losses, noninterest expense and in income tax expense.

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Interest income	$9,941,838	$9,186,802	$755,036	8.22%
Interest expense	5,118,104	4,844,077	274,027	5.66%
Net interest income	4,823,734	4,342,725	481,009	11.08%
Provision for loan losses	304,845	116,563	188,282	161.53%
Interest income increased due to higher average balances of assets combined with a higher interest rate environment for certain assets. In addition, in 2007, the Bank continued to increase balances of loans which tend to have higher yields and move assets out of lower-yielding cash and investments into higher-yielding loans. Similarly interest expense increased as the Bank had higher average balances of liabilities during the three-month period than it did in the same period in 2006. In addition, increases in rates paid on liabilities due to expiring long term borrowings and more competitive market conditions increased the Bank’s costs for deposits. Short-term borrowing expense declined as average balances of short term borrowings declined in 2007. Increases in the provision for loan losses were due to increases in loan balances and increases in write-offs compared to the same period in 2006. As noted in the discussion of the nine-month period ending September 30, 2007, the Bank determined that general economic conditions as well as increased charge-offs made an increased allowance for loan losses necessary to maintain. The increase in the allowance is reflected in higher provision expense for the three-month period ended September 30, 2007 compared to the same period in the prior year.

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
NON-INTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$83,520	$72,850	$10,670	14.65%
Net gain on sale of foreclosed property	1,205,733	—	1,205,733	N/A
Income from bank owned life insurance	97,430	84,037	13,393	15.94%
Service charges	374,365	362,565	11,800	3.25%

Total non-interest income	$1,761,048	$519,452	$1,241,596	239.02%

Loan appraisal, credit, and miscellaneous charges increased over the three-month period ended September 30, 2007 because of increased loan origination activity. Increase in the gain on sale of foreclosed property resulted from the sale of property in the three-month period ending September 30, 2007 compared to no sales in the same period in 2006. The increase in income from bank owned life insurance resulted from a higher average balance of bank owned life insurance in the current year compared to the same three-month period in the prior year. Service charges increased, as the Bank has increased the number and size of customer checking accounts, while also increasing certain fees.

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
NON-INTEREST EXPENSES:
Salary and employee benefits	$1,846,398	$1,764,419	$81,979	4.65%
Occupancy	320,712	329,805	(9,093)	(2.76)%
Advertising	83,573	170,553	(86,980)	(51.00)%
Data processing	148,006	202,546	(54,540)	(26.93)%
Legal and professional fees	185,267	(50,041)	235,308	(470.23)%
Depreciation of furniture, fixtures, and equipment	190,076	141,931	48,145	33.92%
Telephone communications	26,422	25,049	1,373	5.48%
ATM expenses	81,598	64,413	17,185	26.68%
Office supplies	39,969	32,671	7,298	22.34%
Office equipment	12,209	10,786	1,423	13.19%
Other	294,177	379,534	(85,357)	(22.49)%

Total non-interest expenses	$3,228,407	$3,071,666	$156,741	5.10%

Income tax expense	1,165,891	570,895	594,996	104.22%
Salary and employee benefits increased due to increases in the number of personnel and increased benefit costs. Advertising expenses declined as the Bank elected to decrease advertising efforts in the current quarter to defer them later in the year. Data processing expenses declined due to the renegotiation of expiring contracts. Legal and professional fees increased in 2007 as the 2006 total reflected an adjustment to previously billed invoices by our providers. Depreciation expense increased due to the equipment purchases in the current year which increased depreciation expense. ATM expenses increased due to higher usage by customers as well as increased fees to third parties related to data security. Other expenses decreased due to decreases in certain costs including stationery, printing, and the charitable contributions.
Income tax expense increased due to the increase in pretax income and a decrease in the amount of tax exempt income at the state and federal levels.
FINANCIAL CONDITION
Assets

	September 30, 2007	December 31, 2006	$ Change	% Change
Cash and due from banks	$5,410,952	$3,157,595	$2,253,357	71.36%
Federal Funds sold	4,210,158	772,351	3,437,807	445.11%
Interest-bearing deposits with banks	22,575,979	14,260,560	8,315,419	58.31%
Securities available for sale	9,187,177	9,301,676	(114,499)	(1.23)%
Securities held to maturity — at amortized cost	85,961,892	97,804,849	(11,842,957)	(12.11)%
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	5,130,000	6,100,400	(970,400)	(15.91)%
Loans receivable — net of allowance for loan losses of $4,293,382 and $3,783,721, respectively	440,745,786	422,479,799	18,265,987	4.32%

	September 30, 2007	December 31, 2006	$ Change	% Change
Premises and equipment, net	8,426,868	6,822,461	1,604,407	23.52%
Foreclosed real estate	—	460,884	(460,884)	(100.00)%
Accrued interest receivable	3,146,116	2,837,413	308,703	10.88%
Investment in bank owned life insurance	10,025,888	8,762,761	1,263,127	14.41%
Other assets	2,847,851	2,735,265	112,586	4.12%

TOTAL ASSETS	$597,668,667	$575,496,014	$22,172,653	3.85%

Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks increased due to the growth in deposit accounts. Investment securities, including both the available for sale and held to maturity portfolios, decreased because the Bank has continued to use investment repayments, which have lower yields, as a source of funds to build its loan portfolio, which have higher yields, and to pay down short-term borrowings. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock decreased because the Bank has decreased its borrowings from the Federal Home Loan Bank system, which decreased its stock ownership requirements. The loan portfolio increased as a result of growth in the Bank’s portfolio of residential construction loans, residential first mortgage loans, and commercial equipment loans. The Bank experienced declines in commercial real estate, second mortgage, consumer loans, and commercial lines of credit due to increased loan prepayments and the effects of tightening of credit standards. The Bank has targeted commercial real estate loans and commercial lines of credit for growth. Management believes that the declines in these portions of the loan portfolio are not indicative of a long term trend but instead reflect the circumstances of a few individual loans. Premises and equipment increased with additional purchases related to the construction of two branches in Lusby and Leonardtown. Investment in bank owned life insurance increased due to an additional purchase to cover employees and accumulated monthly earnings on the policies.
Details of the Bank’s loan portfolio are presented below:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Real Estate Loans:
Commercial	$172,796,548	38.79%	$177,923,349	41.69%
Residential first mortgages	86,393,588	19.39%	80,781,271	18.93%
Residential construction	61,848,898	13.88%	42,746,306	10.02%
Second mortgage loans	24,468,769	5.49%	24,572,235	5.76%
Commercial lines of credit	73,902,423	16.59%	79,629,910	18.66%
Consumer loans	2,583,423	0.58%	2,812,945	0.66%
Commercial equipment	23,472,071	5.28%	18,287,839	4.29%

	445,465,720	100.00%	426,753,855	100.00%

Less:
Deferred loan fees	426,552	0.10%	490,335	0.11%
Allowance for loan loss	4,293,382	0.96%	3,783,721	0.89%

	4,719,934		4,274,056

	$440,745,786		$422,479,799

At September 30, 2007, the Bank’s allowance for loan losses totaled $4,293,382, or 0.96% of loan balances as compared to $3,783,721, or 0.89% of loan balances at December 31, 2006. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current, local, and national economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Form 10-K.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Beginning balance	$3,783,721	$3,383,334
Charge offs	149,821	8,181
Recoveries	194	2,759

Net charge offs	149,627	5,422
Additions charged to operations	659,288	289,135

Balance at the end of the period	$4,293,382	$3,667,047

The following table provides information with respect to our non-performing loans at the dates indicated.

	September 30, 2007	December 31, 2006
Accruing loans contractually past due 90 days or more	$—	$—
Loans accounted for on a non-accrual basis	$552,726	$1,046,423

Total non-performing loans	$552,726	$1,046,423

Non-performing loans to total loans	0.12%	0.25%

Allowance for loan losses to non-performing loans	776.76%	361.59%

No loans were considered impaired under SFAS 114 as of December 31, 2006 or September 30, 2007.
Liabilities

	September 30, 2007	December 31, 2006	$ Change	% Change
Noninterest-bearing deposits	$46,669,115	$43,723,436	$2,945,679	6.74%
Interest-bearing deposits	410,313,875	374,289,966	36,023,909	9.62%

Total deposits	456,982,990	418,013,402	38,969,588	9.32%
Short-term borrowings	1,550,576	6,567,702	(5,017,126)	(76.39)%
Long-term debt	81,015,767	96,045,936	(15,030,169)	(15.65)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	5,242,651	5,139,637	103,014	2.00%

Total liabilities	$556,791,984	$537,766,677	$19,025,307	3.54%

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
Stockholders’ Equity

	September 30, 2007	December 31, 2006	$ Change	% Change
Common stock	$26,375	$26,423	$(48)	(0.18)%
Additional paid in capital	9,844,763	9,499,946	344,817	3.63%
Retained earnings	31,435,092	28,353,792	3,081,300	10.87%
Accumulated other comprehensive loss	(102,894)	(53,822)	(49,072)	91.17%
Unearned ESOP shares	(326,653)	(97,002)	(229,651)	(236.75)%

Total stockholders’ equity	$40,876,683	$37,729,337	$3,147,346	8.34%

Common stock decreased due to the repurchase of shares offset by shares issued for exercise of stock options. Additional paid in captial increased primarily due to the issuance of stock options. Retained earnings increased because of earnings, offset by the dividends paid of $1,062,064. The accumulated other comprehensive loss increased because interest rates have moved slightly higher increasing the market value loss on certain securities available for sale in the Bank’s portfolio. Book value per share increased from $14.28 per share to $15.50 reflecting the total change in equity.
LIQUIDITY AND CAPITAL RESOURCES
The Company currently has no business other than holding the stock of the Bank, paying interest on its subordinated debentures, and directing the business of the Bank. Its primary uses of funds are for the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, the net proceeds of short and long-term borrowings, principal and interest payments on loans, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2007, the maximum available under this line was $239 million, while outstanding advances totaled $81 million. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential 1-4 family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At September 30, 2007, the Bank had pledged collateral sufficient to draw $163 million under the line.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of September 30, 2007 totaled $32,197,089, an increase of $14,006,583, or 77.00%, from the December 31, 2006 total of $18,190,506. This increase was due primarily to additional deposits.

The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first nine months of 2007, all financing activities provided $17,644,743 in cash compared to $20,927,446 for the first nine months of 2006. The decrease in cash flows from financing activities during the most recent period was principally due to decreases in proceeds from long-term debt partially offset by a net increase in deposits. Proceeds from long-term debt had no activity compared to an increase of $10,260,000 for the first nine months of 2006. Deposits increased by $38,969,588 in the first nine months of 2007 compared to an increase of $37,002,149 for the first nine months of 2006. Investing activities used cash of $7,710,756 for the first nine months of 2007 compared to cash used of $32,032,534 for the first nine months of 2006. The principal difference in the use of cash was the much higher amount of principal collected on loans in the first nine months of 2007, $118,447,387, compared to $87,407,839 in the first nine months of 2006. This increase in cash was partially offset by an increase in cash used by operating activities which provided $4,072,596 in cash from for the first nine months of 2007 compared to $4,498,470 in the first nine months of 2006. The decrease in cash flows from operating activities was principally due to decrease in gain on foreclosed real estate offset by an increase in provision for loan loss. Gain on foreclosed real estate used cash of $1,272,161 for the first nine months of 2007 compared to no activity for the first nine months of 2006. Provision for loan losses increase from $289,135 for the first nine months of 2006 compared to $659,288 for the first nine months of 2007.
REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2007, the Bank’s tangible, leverage and risk-based capital ratios were 8.77%, 11.21% and 12.13%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized. At September 30, 2007, the Company’s tangible, leverage and risk-based capital ratios were 8.96%, 11.43% and 12.36%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 5.0%, and 10% ratios required to be considered well capitalized.
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
In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in each loan category of the portfolio including changes in the amount and type of loans. Management also examines the Bank’s history of write-offs and recoveries within each loan category. The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.
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

Presented below are the projected changes in NII given the parallel changes noted above:
Projected Percentage Change in Net Interest Income at September 30, 2007

+200	+100		-100	-200
Basis points	Basis points	No Change	Basis points	Basis points
(0.15)%	0.84%	0.00%	0.50%	(3.11)%

The rate scenarios noted above show slight changes for the scenarios noted. These results vary with those obtained in December 31, 2006. Slight improvements were the result of the continued maturity of certain instruments which would cause the largest declines in the Bank’s net interest income. Most of the declines in net interest income are small relative to the Company’s net income and primarily result from the projected actions of customers and others taking advantage of the optionality built into the various financial instruments which make up the Company’s assets and liabilities. The Company will continue to evaluate possible courses of action to control the risk of large interest rate declines on its operations.
Management will continue to analyze, simulate, and control interest rate risk as the Company grows. The Company may from time to time determine that the use of different financial instruments including interest rate caps, floors, swaps, long term borrowings, or other arrangements may be prudent. It is management’s belief that the changes in the Company’s balance sheet, including the increased emphasis on commercial lines of credit and certain other loans which tend to rapidly adjust to interest rate changes, and the declining importance of certain liabilities such as short-term borrowings including reverse repurchase agreements and other short term liabilities, will decrease the negative effects of changing interest rates on NII. However, these loans carry an increased risk of default.
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
ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the period ended March 31, 2007 and June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2007.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 2007	481	$26.25	481	60,253
August 2007	200	26.00	200	60,053
September 2007	—	—	—	60,053

Total	681	$26.18	681	60,053

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase 127,500 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004, December 2005 and October 2006). The program will continue until it is completed or terminated by the Board of Directors.

ITEM 3. DEFAULT UPON SENIOR SECURITIES - None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5. OTHER INFORMATION - None
ITEM 6. EXHIBITS
          Exhibit 10 Amendment to Tri-County Financial Corporation 2005 Equity Compensation Plan
          Exhibit 31 Rule 13a-14(a) Certifications
          Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: November 13, 2007	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer