Form 10-K
period 2007-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2008-03-19
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $51.9 million based on the closing price ($25.71 per share) at which the common stock, $0.01 par value, was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.
Number of shares of common stock outstanding as of March 10, 2008: 2,961,074
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2007. (Part II)

2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

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
     The Bank serves the southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and eight branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick and California, Maryland. The Bank operates fifteen automated teller machines (“ATMs”) including six stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
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
Market Area
     The Bank considers its principal lending and deposit market area to consist of the southern Maryland counties of Charles, Calvert and St. Mary’s. These counties have experienced significant population growth during the past decade due to their proximity to the rapidly growing Washington, DC and Baltimore metropolitan areas.

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
Competition
     The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 14 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked third in deposit market share in the Tri-County area as of June 30, 2007, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other high quality financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, and safe deposit boxes. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.
Lending Activities
     General. The Bank offers a wide variety of real estate, consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing and commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in, the Tri-County area. The Bank’s primary market for commercial loans consists of small and medium-sized businesses located in southern Maryland. The Bank believes that this market is responsive to the Bank’s ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility, and competitive pricing, as well as by leveraging other banking relationships such as soliciting deposit customers for loans.
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
     The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $80.7 million as of December 31, 2007. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2007, the Bank serviced $25.5 million in residential mortgage loans for others.

     The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2007, the Bank had $10.2 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.
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
     Commercial Real Estate and Other Non-Residential Real Estate Loans. The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest single component of the Bank’s loan portfolio. Commercial real estate loans amounted to $190.5 million, or 41.6%, of the loan portfolio at December 31, 2007. This was an increase in absolute size over the prior year but a slight decline as a percentage of the loan portfolio. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 25 years. Virtually all of the Bank’s commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank’s primary market area. At December 31, 2007, the largest outstanding commercial real estate loan was a $3.8 million loan, which is secured by an apartment complex. This loan was performing according to its terms at December 31, 2007.
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
     Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one- to four-family dwellings. Construction loans totaled $19.7 million at December 31, 2007. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed- or adjustable-rate permanent loan. The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will typically lend up to the lower of 80% of the appraised value or purchase price.
     In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $30.9 million at December 31, 2007. Bank policy requires that zoning and permits must be in place prior to making development loans.
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
     Home Equity and Second Mortgage Loans. The Bank has maintained a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $17.0 million at December 31, 2007, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $7.6 million at December 31, 2007 are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.
     These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk.
     Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan services including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. This portion of our portfolio has grown rapidly in the last several years, growing from $15.0 million and 8.6% of the portfolio in 2000 to $76.7 million and 18.0% of the overall loan portfolio at December 31,2006. However, due to the worsening economy, commercial business loans decreased slightly to $75.2 million and 16.4% of the overall loan portfolio at December 31, 2007. When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flow of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans. At December 31, 2007, the largest outstanding commercial loan was $3.8 million, which was secured by commercial real estate. This loan was performing according to its terms at December 31, 2007.
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

	At December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans
Commercial	$190,484	41.55%	$181,933	42.63%	$170,096	45.53%	$137,983	47.07%	$94,850	42.93%
Residential first mortgage	90,932	19.83%	80,781	18.93%	73,628	19.71%	59,087	20.16%	42,971	19.45%
Construction and land development	50,577	11.03%	41,715	9.78%	31,450	8.42%	17,598	6.00%	19,599	8.87%
Home equity and second mortgage	24,650	5.38%	24,572	5.76%	25,884	6.93%	23,925	8.16%	19,562	8.85%
Commercial loans	75,247	16.41%	76,651	17.96%	52,651	14.09%	37,495	12.79%	29,411	13.31%
Consumer loans	2,465	0.54%	2,813	0.66%	3,128	0.84%	3,463	1.18%	4,097	1.85%
Commercial equipment	24,113	5.26%	18,288	4.29%	16,742	4.48%	13,596	4.64%	10,473	4.74%

Total loans	458,468	100.00%	426,754	100.00%	373,579	100.00%	293,147	100.00%	220,963	100.00%

Less: Deferred loan fees	372		490		604		764		650
Loan loss reserve	4,482		3,784		3,383		3,058		2,573

Loans receivable, net	$453,614		$422,480		$369,592		$289,325		$217,740

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
     Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $1.25 million, Chief Lending Officer $1.0 million, and the Chief Credit Officer $750 thousand. The individual lending authority of the other lenders is set by management and based on their individual abilities. The loan approval authorities of the President, Chief Lending Officer and the Chief Credit Officer may be combined and a minimum of at least two of the three need to be present in an officers’ loan committee up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of all three members may unanimously approve loans to relationships in excess of the $2.0 million up to the legal limit with a later ratification by the Board Credit Review Committee. A loan committee consisting of at least three board members of the Board (the “Credit Review Committee”) ratifies all commercial real estate loans and approves or renews all loans to relationships that exceed $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes
     Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. However, no mortgage loans were sold by the Bank in 2007. To comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank sold $8.8 million in participations in 2007. The Bank also routinely buys portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary. The Bank purchased $6.7 million in participations in 2007. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.
     Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $6.2 million to any one borrower at December 31, 2007. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $9.6 million to any one borrower at December 31, 2007. At December 31, 2007, the largest amount outstanding to any one borrower and his or her related interests was $8.0 million.
     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2007 was approximately $18.3 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2007	December 31, 2007	December 31, 2007
	(Dollars in thousands)
Real Estate Loans
Commercial	$20,871	$28,334	$141,279
Residential first mortgage	3,239	13,976	73,717
Construction and land development	45,362	5,215	—
Home equity and second mortgage	15,996	3,412	5,242
Commercial lines of credit	75,247	—	—
Consumer loans	652	400	1,413
Commercial equipment	7,662	12,504	3,947

Total loans	$169,029	$63,841	$225,598

     The following table sets forth the dollar amount of all loans due after one year from December 31, 2007, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Real Estate Loans
Commercial	$23,295	$146,318	$169,613
Residential first mortgage	77,747	9,946	87,693
Construction and land development	—	5,215	5,215
Home equity and second mortgage	8,654	—	8,654
Commercial lines of credit	—	—	—
Consumer loans	1,813	—	1,813
Commercial equipment	16,451	—	16,451

	$127,960	$161,479	$289,439

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
Foreclosed Real Estate
     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had no foreclosed real estate at December 31, 2007.
Delinquent and Nonaccrual Loans
     The following table sets forth information with respect to the Bank’s non-performing loans for the dates indicated. At the dates shown, the Bank had loans in the amount of $755,000 considered impaired loans within the meaning of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures” and no accruing loans that are contractually past due 90 days or more.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	$—	$390	$—	$—	$—
Residential first mortgage	274	273	273	273	275
Construction and land development	—	—	—	—	—
Home equity and second mortgage	—	—	53	—	—
Commercial loans	60	303	258	393	103
Consumer loans	80	80	7	9	1
Commercial equipment	—	—	—	—	—

Total	414	1,046	591	675	379

Total non-performing loans	$414	$1,046	$591	$675	$379

     During the year ended December 31, 2007, gross interest income of $125,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2007, the Company recognized $24,000 in interest on these loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     In addition to the loans contained in the table above, at December 31, 2007, the Bank identified a loan relationship totaling $3.5 million in which the borrower had possible credit problems that caused management to have doubts as to the ability of such borrower to comply with the present loan repayment terms and that may result in the future inclusion of such loan in the table above. These loans have been classified by the Bank as substandard.

     The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$3,784	$3,383	$3,058	$2,573	$2,314

Charge-offs:
Commercial real estate	29	—	—	—	—
Commercial loans	73	—	3	1	35
Consumer loans	56	8	2	3	2
Commercial equipment	—	—	4	14	24

Total Charge-offs:	158	8	9	17	61

Recoveries:
Residential first mortgage	—	—	—	33	—
Consumer loans	2	3	—	9	—
Commercial equipment	—	—	5	8	2

Total Recoveries	2	3	5	49	2

Net charge-offs	156	5	4	(32)	58

Provision for Possible Loan Losses	854	406	329	453	317

Balance at End of Period	$4,482	$3,784	$3,383	$3,058	$2,573

Ratio of net charge -offs to average loans outstanding during the year	0.03%	0.00%	0.01%	(0.01%)	0.02%

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004		2003
		Percent of Loans in		Percent of Loans in		Percent of Loans in		Percent of Loans in		Percent of Loans in
		Each Category to		Each Category to		Each Category to		Each Category to		Each Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
				(Dollars in thousands)
Real Estate Loans
Commercial	$1,739	41.55%	$1,479	41.69%	$1,466	44.66%	$1,909	46.51%	$1,409	42.46%
Residential first mortgage	266	19.83%	97	18.93%	73	19.71%	59	20.16%	64	19.45%
Construction and land development	1,125	11.03%	662	10.01%	502	8.73%	132	6.00%	281	8.87%
Home equity and second mortgage	98	5.38%	104	5.76%	109	6.93%	120	8.16%	244	8.85%
Commercial loans	930	16.41%	1,135	18.66%	709	14.65%	530	13.35%	381	13.77%
Consumer loans	96	0.54%	126	0.66%	124	0.84%	138	1.18%	63	1.85%
Commercial equipment	228	5.26%	181	4.29%	400	4.48%	170	4.64%	131	4.75%

Total allowance for loan losses	$4,482	100.00%	$3,784	100.00%	$3,383	100.00%	$3,058	100.00%	$2,573	100.00%

     The Bank closely monitors the loan payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank’s historical loss experience, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2007 Annual Report to Stockholders.
Investment Activities
     The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB system, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta.
     The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2007, their estimated fair value was $106 million.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Asset-backed securities:
Freddie Mac and Fannie Mae	$72,072	$72,602	$84,334
Other	25,283	29,956	37,383

Total asset-backed securities	97,355	102,558	121,717

Freddie Mac and Fannie Mae stock	251	342	719
Bond mutual funds	3,390	3,262	127
Treasury bills	799	800	499
Other Investments	37	145	604

Total investment securities	101,832	107,107	123,666
FHLB and Federal Reserve Bank stock	5,355	6,100	7,190

Total investment securities and FHLB and Federal Reserve Bank stock	$107,187	$113,207	$130,856

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2007 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
				(Dollars in thousands)
Investment securities available for sale:
Corporate equity securities	$200	4.86%	$—	0.00%	$—	0.00%	$—	0.00%
Asset-backed securities	79	4.85%	1,981	4.82%	3,285	4.78%	378	5.04%

Mutual Funds	3,332	4.30%	—	0.00%	—	0.00%	—	0.00%

Total investment securities available for sale	$3,611	4.34%	$1,981	4.82%	$3,285	4.78%	$378	5.04%

Investment securities held-to- maturity:
Asset-backed securities	$12,055	5.12%	$43,328	5.12%	$23,613	5.37%	$12,856	6.29%
Treasury bills	799	4.18%	—	0.00%	—	0.00%	—	0.00%

Other investments	—	0.00%	37	3.20%	—	0.00%	—	0.00%

Total investment securities held-to-maturity	$12,854	5.06%	$43,365	5.12%	$23,613	5.37%	$12,856	6.29%

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

Issuer	Book Value	Rating
Master Asset Securitization Trust	$5,783,724	AAA

Deposits and Other Sources of Funds
     General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and eight branches in the southern Maryland area. Total deposits were $445.0 million as of December 31, 2007. The Bank uses borrowings from the FHLB of Atlanta, reverse repurchase agreements, and other sources to supplement funding from deposits.
     Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2007 the Bank had no brokered deposits. At December 31, 2006, brokered deposits totaled $24.3 million.
     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	(Dollars in thousands)
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$28,391	0.97%	$34,570	1.18%	$36,696	0.59%
Interest-bearing demand and money market accounts	137,001	3.00%	104,410	2.92%	89,394	1.55%
Certificates of deposit	222,769	4.72%	204,675	4.21%	146,512	3.32%

Total interest-bearing deposits	388,161	3.84%	343,655	3.51%	272,602	2.37%
Noninterest-bearing demand deposits	45,969		42,030		39,855

	$434,130	3.43%	$385,685	3.13%	$312,457	2.07%

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2007.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$33,622
Three through six months	13,740
Six through twelve months	15,726
Over twelve months	9,167

Total	$72,255

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

		At or for the
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Long-term debt outstanding at end of period	$86,005	$96,046	$107,824
Weighted average rate on outstanding long-term debt	4.45%	4.42%	4.25%
Maximum outstanding long-term debt of any month end	$96,042	$108,078	$107,826
Average outstanding long-term debt	$86,993	$101,520	$93,409
Approximate average rate paid on long-term debt	5.16%	4.42%	4.25%

Short-term debt outstanding at end of period	$1,555	$6,568	$20,075
Weighted average rate on outstanding short-term debt	3.58%	5.08%	4.43%
Maximum outstanding short-term debt at any month end	$5,555	$37,590	$123,968
Average outstanding short-term debt	$2,902	$18,129	$82,665
Approximate average rate paid on short-term debt	3.51%	4.99%	3.10%
     For more information regarding the Bank’s borrowings, see Note 9 of Notes to Consolidated Financial Statements.
Subsidiary Activities
     Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property that was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. In August 1999, the Bank formed a wholly-owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank’s investment portfolio. Tri-County Investment Corporation was dissolved in November 2007.
     The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005.
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
     Additionally, the federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.
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
     Federal law provides that no person (broadly defined to include business entities) “directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions,” may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator, which in the Company’s (and Bank’s) case will be the FRB. Control is defined to mean direct or indirect ownership, control of, or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the bank’s directors or a determination by the FRB that the acquirer has or would have the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of stock creates a rebuttable presumption of control under certain circumstances that requires that a filing be made with the FRB unless the FRB determines that the presumption has been rebutted. Any company that seeks to acquire 25% or more of a class of a bank’s voting stock, or otherwise acquire control, must first receive the prior approval of the FRB under the Bank Holding Company Act and no existing bank holding company may acquire more than 5% of any class of a nonsubsidiary bank’s voting stock without prior FRB approval.
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
     Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $500 million or more. As of December 31, 2007, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.
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
     The FRB has issued regulations that classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2007, the Bank was well capitalized as defined by the FRB’s regulations.
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
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.
     The Reform Act also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s one-time credit approximated $196,000, of which $168,000 was used in 2007 and $28,000 is still available. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.
     The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, has been established by the agency at 1.25% for 2008, which was unchanged from 2007.
     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the FRB. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
Personnel
     As of December 31, 2007, the Bank had 108 full-time employees and eight part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.
Executive Officers of the Registrant
     The executive officers of the Company are as follows:
     Michael L. Middleton (60 years old) is President and Chief Executive Officer of the Company and the Bank. He joined the Bank in 1973 and served in various management positions until 1979 when he became president of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Master of Business Administration. As President and Chief Executive Officer of the Bank, Mr. Middleton is responsible for the overall operation of the Bank pursuant to the policies and procedures established by the Board of Directors. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, and served as Chairman from 2003 to 2004. Mr. Middleton also served as Federal Home Loan Bank of Atlanta representative to the Council of Federal Home Loan Banks. Mr. Middleton currently serves on the board of the Baltimore Branch of the Federal Reserve Bank of Richmond.
     C. Marie Brown (65 years old) has been employed with the Bank since 1972 and has served as Chief Operating Officer since 1999 before she retired in February 2008. Before her appointment as Chief Operating Officer, Ms. Brown served as Senior Vice President of the Bank. She is a supporter of the Handicapped and Retarded Citizens of Charles County, a member of the Zonta Club of Charles County and serves on various administrative committees of the Hughesville Baptist Church.
     Gregory C. Cockerham (53 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Before his appointment as Executive Vice President, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 29 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in the County.

     William J. Pasenelli (49 years old) joined the Bank as Chief Financial Officer in April 2000. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.
     James M. Burke (39 years old) joined the Bank in 2006. He serves as the Bank’s Executive Vice President — Credit. Before his appointment as Executive Vice President — Credit, he served as the Bank’s senior credit officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has 17 years of banking experience. Mr. Burke is member of the board of directors of Civista Medical Center and other civic groups.
     James F. DiMisa (48 years old) joined the Bank in 2006. He serves as Executive Vice President- Bank Operations. Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has 29 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups.
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
     Our assets have increased $316.3 million, or 112.1%, from $282.1 million at December 31, 2002 to $598.4 million at December 31, 2007, primarily due to increases in loans and investment securities. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan and our business and prospects could be harmed.
Certain interest rate movements may hurt our earnings.
     Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For 2007 our interest rate spread was 2.92% compared to 2.82% in 2006. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.00%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.
     At December 31, 2007, our loan portfolio consisted of $190.5 million, or 41.6%, of commercial real estate loans, $50.6 million, or 11.0%, of construction and land development loans, $75.2 million, or 16.4%, of commercial business loans and $24.1 million, or 5.3%, of commercial equipment loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
Our recent results may not be indicative of our future operating results.
     We have achieved significant growth in earnings per share in recent years. For example, net earnings per share (diluted) grew from $0.73 for the year ended December 31, 2002 to $1.79 for the year ended December 31, 2007. Our strong performance during this time period was, in part, the result of an extremely favorable interest rate environment. In the future, we may not have the benefit of a favorable interest rate environment. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.
Strong competition within our market area could hurt our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2007, we held 12.1% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the third largest market share of deposits out of the 14 financial institutions which held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
If we do not achieve profitability on our new branch, it may negatively impact our earnings.
     We opened our Prince Frederick branch office on May 19, 2005. We opened a branch office in Lusby on January 23, 2008. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch offices can become profitable. During this period, operating these new branch offices may negatively impact our net income.
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
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2007.

		Leased
Office	Year Facility	Or	Date of Lease	Approximate Square
Location	Commenced Operation	Owned	Expiration	Footage
Main Office: 3035 Leonardtown Road	1974	Owned	—	16,500
Waldorf, Maryland

Branch Offices: 22730 Three Notch Road	1992	Owned	—	2,500
Lexington Park, Maryland

25395 Point Lookout Road	1961	Owned	—	Under construction
Leonardtown, Maryland

101 Drury Drive	2001	Owned	—	2,645
La Plata, Maryland

10321 Southern Maryland Boulevard	1991	Leased	2009	2,500
Dunkirk, Maryland

8010 Matthews Road	1996	Owned	—	2,500
Bryans Road, Maryland

20 St. Patrick’s Drive	1998	Leased (Land)	—	2,840
Waldorf, Maryland		Owned (Building)

30165 Three Notch Road	2001	Leased (Land)	2026	2,800
Charlotte Hall, Maryland		Owned (Building)

200 Market Square	2005	Leased (Land)	2028	2,800
Prince Frederick, Maryland		Owned (Building)
Item 3. Legal Proceedings
     Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Price and Dividends on Registrant’s and Related Stockholder Matters.
     The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.
Stock Performance Graph.
     This information contained under the section captured “Comparison of Cumulative Total Return” of the Annual Report filed as Exhibit 13 hereto is incorporated by reference.
Recent Sales of Unregistered Securities.
     On December 17, 2007, the Company issued 18,884 shares of its common stock, par value $0.01 per share, a price of in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D of the rules and regulations promulgated thereunder. An underwriter was not utilized in the transactions. The Company received an aggregate of $495,705 in cash for the shares that were issued. There were no underwriting discounts or commissions. The net proceeds from the offering were distributed to the Bank to support its growth.
     On November 30, 2007, the Company issued 249,371 shares of its common stock, par value $0.01 per share, a price of in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D of the rules and regulations promulgated thereunder. An underwriter was not utilized in the transactions. The Company received an aggregate of $6,545,989 in cash for the shares that were issued. There were no underwriting discounts or commissions. The net proceeds from the offering were distributed to the Bank to support its growth.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the Most Recent Fiscal Quarter.
     The Company did not purchase any shares of its common stock during the quarter ended December 31, 2007.
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
     Not applicable as the Company is a smaller reporting company.
Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in the Annual Report filed as Exhibit 13 hereto are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information concerning the Company’s directors, the information contained under the section captioned “Proposal 1 — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 - Business — Executive Officers” under Part I of this Annual Report on Form 10-K.
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
     (d) Equity Compensation Plan Information
     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants. In 2005, the 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors expired. In 2005, the stockholders approved the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2007.

			(c)
			Number of securities remaining
	(a)	(b)	available for future issuance
	Number of securities to be issued	Weighted average exercise	under equity compensation plans
	upon exercise of outstanding	price of outstanding options,	(excluding securities reflected in
Plan Category	options, warrants, and rights	warrants, and rights	column (a))
Equity plans approved by security holders	368,421	$15.00	137,118

Equity compensation plans not approved by security holders (1)	60,200	$13.05	—

Total	428,621	$14.72	137,118

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.
Item 13.  Certain Relationships, Related Transactions and Director Independence
     The information regarding certain relationships and related transactions, the section captioned “Relationships and Transactions with the Company and the Bank” in the Proxy Statement is incorporated herein by reference.
     For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” in the Proxy Statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
          (a) List of Documents Filed as Part of this Report
          (1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 7 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and
2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Tri-County Financial Corporation (1)

3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (3)

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (3)

10.3*	Employment Agreement with Michael L. Middleton (4)

10.4*	Executive Incentive Compensation Plan (3)

10.5*	Executive Compensation Plan 2003 Amendment (5)

10.6*	Retirement Plan for Directors (6)

10.7*	Split Dollar Agreements with Michael L. Middleton and C. Marie Brown (3)

10.8*	Split Dollar Agreement with William J. Pasenelli (7)

10.9*	Salary Continuation Agreement with Michael L. Middleton (5)

10.10*	Salary Continuation Agreement with C. Marie Brown (5)

10.11*	Salary Continuation Agreement with Gregory C. Cockerham (4)

10.12*	Salary Continuation Agreement with William J. Pasenelli (4)

10.13*	Tri-County Financial Corporation 2005 Equity Compensation Plan (8)

10.14*	Community Bank of Tri-County Executive Deferred Compensation Plan (6)

10.15*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor (9)

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor (9)

10.17*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, C. Marie Brown and Tri-County Financial Corporation, as guarantor (9)

10.18*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan (10)

13	Annual Report to Stockholders for the year ended December 31, 2007

14	Code of Ethics (11)

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Rule 13a-14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer

No.	Description
32	Certification pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)	Incorporated by reference to Appendix A in the definitive proxy statement (File No. 000-18279) filed with the Securities and Exchange Commission on April 11, 2005.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from this Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: March 19, 2008	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 19, 2008		Date: March 19, 2008

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.
	C. Marie Brown		Herbert N. Redmond, Jr.
	Director		Director

Date: March 19, 2008		Date: March 19, 2008

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 19, 2008		Date: March 19, 2008

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 19, 2008		Date: March 19, 2008

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 19, 2008		Date: March 19, 2008