Form 10-Q
period 2008-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2008-05-15
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008 the registrant had 2,958,382 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED) MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$4,030,326	$3,267,920
Federal Funds sold	2,421,740	885,056
Interest-bearing deposits with banks	17,535,442	7,273,661
Securities available for sale	14,427,541	9,144,069
Securities held to maturity	94,598,576	92,687,603
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,249,300	5,354,500
Loans receivable — net of allowance for loan losses of $4,616,188 and $4,482,483, respectively	468,272,655	453,614,133
Premises and equipment, net	10,071,198	9,423,302
Accrued interest receivable	2,971,878	3,147,569
Investment in bank owned life insurance	10,221,507	10,124,288
Other assets	2,856,085	3,483,733

Total Assets	$633,656,248	$598,405,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing deposits	$44,210,624	$48,041,571
Interest-bearing deposits	416,560,151	396,952,444

Total deposits	460,770,775	444,994,015
Short-term borrowings	313,976	1,555,323
Long-term debt	104,995,145	86,005,508
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,416,360	5,003,912

Total liabilities	583,496,256	549,558,758

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued 2,944,496 and 2,909,974 shares, respectively	29,445	29,100
Additional paid in capital	16,992,205	16,914,373
Retained earnings	33,243,573	32,303,353
Accumulated other comprehensive income (loss)	221,422	(73,097)
Unearned ESOP shares	(326,653)	(326,653)

Total stockholders’ equity	50,159,992	48,847,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,656,248	$598,405,834

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$8,077,166	$8,059,141
Taxable interest and dividends on investment securities	1,394,524	1,428,541
Interest on deposits with banks	36,093	36,510

Total interest income	9,507,783	9,524,192

INTEREST EXPENSE:
Interest on deposits	3,330,240	3,646,103
Interest on short-term borrowings	81,034	28,280
Interest on long-term debt	1,240,215	1,306,649

Total interest expenses	4,651,489	4,981,032

NET INTEREST INCOME	4,856,294	4,543,160

PROVISION FOR LOAN LOSSES	160,224	256,526

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,696,070	4,286,634

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	110,263	63,588
Gain on sale of asset	2,041	—
Net gain on the sale of foreclosed property	—	66,428
Income from bank owned life insurance	97,218	82,517
Gain on sale of investment securities	—	16,912
Service charges	377,929	321,248

Total non-interest income	587,451	550,693

NONINTEREST EXPENSES:
Salary and employee benefits	2,010,210	1,883,486
Occupancy	363,176	311,430
Advertising	170,443	161,123
Data processing	45,890	187,591
Legal and professional fees	114,167	116,605
Depreciation of furniture, fixtures, and equipment	132,402	119,258
Telephone communications	23,631	22,911
ATM expenses	83,765	67,017
Office supplies	39,484	46,461
Office equipment	25,213	11,210
Other	343,162	334,058

Total noninterest expenses	3,351,543	3,261,150

INCOME BEFORE INCOME TAXES	1,931,978	1,576,177
Income tax expense	615,737	566,558

NET INCOME	1,316,241	1,009,619

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains arising during period.	294,520	11,374

COMPREHENSIVE INCOME	$1,610,761	$1,020,993

INCOME PER COMMON SHARE
Basic	$0.45	$0.38
Diluted	$0.42	$0.36
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,316,241	$1,009,619
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	160,224	256,526
Gain on sales of investment securities	—	(16,912)
Gain on sale of asset	(2,041)	—
Depreciation and amortization	254,522	242,766
Net (accretion) amortization of premium/discount on investment securities	(16,934)	6,758
Increase in cash surrender of bank owned life insurance	(97,218)	(82,517)
Deferred income tax benefit	(275,965)	(170,232)
Decrease (increase) in accrued interest receivable	175,691	(28,732)
(Decrease) increase in deferred loan fees	(50,873)	43,633
Increase (decrease) in accounts payable, accrued expenses, other liabilities	97,601	(706,825)
Decrease in other assets	751,890	234,592

Net cash provided by operating activities	2,313,137	788,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(4,845,569)	(36,429)
Proceeds from sale, redemption or principal payments of investment securities available for sale	8,896	241,903
Purchase of investment securities held to maturity	(3,848,771)	—
Proceeds from maturities or principal payments of investment securities held to maturity	1,954,175	2,618,216
Net (increase) decrease of FHLB and Federal Reserve stock	(894,800)	699,500
Loans originated or acquired	(43,559,605)	(39,525,440)
Principal collected on loans	28,791,732	25,373,129
Proceeds from disposal of premises and equipment	2,041	—
Purchase of premises and equipment	(902,418)	(1,380,648)
Proceeds from sale of foreclosed real estate	—	66,428

Net cash used in investing activities	(23,294,319)	(11,943,341)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,776,760	23,515,156
Proceeds from long-term borrowings	24,000,000	—
Payments of long-term borrowings	(5,010,363)	(10,009,956)
Net decrease in short-term borrowings	(1,241,347)	(5,957,886)
Exercise of stock options	717,861	38,183
Excess tax benefits on stock-based compensation	4,250	—
Net change in unearned ESOP shares	25,592	—
Redemption of common stock	(730,700)	(13,896)

Net cash provided by financing activities	33,542,053	7,571,601

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$12,560,871	$(3,583,064)

CASH AND CASH EQUIVALENTS — JANUARY 1	11,426,637	18,190,506

CASH AND CASH EQUIVALENTS — MARCH 31	$23,987,508	$14,607,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$4,738,834	$5,018,941

Income taxes	$—	$332,600

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
1.	BASIS OF PRESENTATION

General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2007 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2007 Annual Report. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2008 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2007.

2.	NATURE OF BUSINESS

The Company, through its bank subsidiary, provides domestic financial services primarily in Southern Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (“FASB”) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value Measurements
		At March 31, 2008, Using				Total Changes In
		Quoted Prices in	Other	Significant	Trading	Fair Values
		Active Markets for	Observable	Unobservable	Gains and	Included In Period
(dollars in thousands)	Fair Value	Identical Assets	Inputs	Inputs	(Losses)	Earnings

Description	March 31,2008	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$14,350,874	$—	$14,350,874	$—	$—	$—

Outstanding at March 31, 2008	$14,350,874	$—	$14,350,874	$—	$—	$—

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

4.	INCOME TAXES

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

5.	EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2008 and 2007, there were 21,811 and 0 shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2008	2007
Basic	2,932,699	2,643,950
Diluted	3,082,493	2,829,778
6.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in Note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2007. No compensation related expense related to stock options was recognized in the quarters ended March 31, 2008 or during 2007.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.

A summary of the Company’s stock option plans as of March 31, 2008, and changes during the three-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value (1)	Years

Outstanding at December 31, 2007	428,619	$14.72
Granted at fair value	—	—
Exercised	(63,807)	11.25
Expired	—	—
Forfeited	(2,472)	19.52

Outstanding at March 31, 2008	362,340	$15.30	$3,231,724	4.6

Exercisable at March 31, 2008	362,340	$15.30	$3,231,724	4.6

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

On July 22, 2004, Tri County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance to purchase $7.2 million of the

Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

8.	CHANGE IN ACCOUNTING PRINCIPLE

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and the related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative—effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2007. The effects of this guidance have been applied as a change in accounting principle through a cumulative effect adjustment to retained earnings of $314,847.

9.	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The adoption of SFAS 157 on January 1, 2008 did not significantly impact the Company’s consolidated financial statements. The fair value option was not elected for any financial instrument as of March 31, 2008.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS 159 on January 1, 2008 did not significantly impact the Corporation’s financial statements.

SFAS 141(R), “Business Combinations (Revised)” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 12. Under SFAS 141R, the requirements of SFAS 146, accounting for costs associated with exit or disposal contingencies are to be recognized at fair value unless it is a non-contractual contingency that is likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R will have a significant impact on the Company’s accounting for any future acquisitions closing on or after January 1, 2009.

SFAS no. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements , “ to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhance disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

Staff Accounting Bulletin (“SAB”) No. 109 of the Securities and Exchange Commission (“SEC”) “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not significantly impact the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
The Bank serves the Southern Maryland area through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates, economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2007.
The Federal Funds target rate moved up for much of 2006 and 2007, hitting a multi-year peak on June 29, 2007 of 5.25%. Shortly afterwards, it became clear that the US economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers including both corporations and consumers. These disruptions deflated a housing price bubble and threatened to create a credit crisis. The Federal Reserve reacted to the multi-faceted crisis by cutting the Federal Funds rate. Federal Funds rates were cut by 50 basis points in September 2007, followed by accelerating rate cuts in the first quarter of 2008. Data provided by futures contracts and other market signals indicate that credit market participants expect further rate cuts in the short term. Currently, the Federal Funds target rate is 2.00% after a rate cut in April 2008. Comments from individual Federal Reserve governors as well as minutes and other official statements indicate that the Federal Reserve is increasingly worried about inflation and the value of US currency. These concerns would tend to make the Federal Reserve less likely to further cut rates. These mixed signals combined with an ongoing credit crisis make it difficult to predict future US economic conditions and interest rates.
SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2008	2007

Condensed Income Statement:
Interest Income	$9,507,783	$9,524,192
Interest Expense	4,651,489	4,981,032
Net Interest Income	4,856,294	4,543,160
Provision for Loan Loss	160,224	256,526
Non-interest Income	587,451	550,693
Non-interest Expense	3,351,543	3,261,150
Income Before Income Taxes	1,931,978	1,576,177
Income Taxes	615,737	566,558
Net Income	1,316,241	1,009,619

Per Common Share:
Basic Earnings	$0.45	$0.38
Diluted Earnings	$0.42	$0.36
Book Value	$17.04	$14.65
RESULTS OF OPERATIONS
Net income for the three-month period ended March 31, 2008 totaled $1,316,241 ($0.45 basic and $0.42 diluted earnings per share) compared to $1,009,619 ($0.38 basic and $0.36 diluted earnings per share) for the same period in the prior year. This increase of $306,622 or 30.37%, was caused by increases in net interest and non-interest income and declines in the provision for loan losses and the effective tax rate partially offset by an increase in non-interest expenses.
For the three-month period ended March 31, 2008, interest income decreased by $16,409, or 0.17%, to $9,507,783. The decrease was due to lower rates earned on interest earning assets partially offset by higher average asset balances in the current period. The lower rates on assets were primarily the result of lower rates earned on loans which are tied to the Prime rate which declined as the Federal Funds target rate declined. Interest expense decreased to $4,651,489 in the three-month period ended March 31, 2008 as compared to $4,981,032 in the same period in the prior year, a decrease of $329,543, or 6.62%. The decrease was the result of lower interest rates on certain deposit types partially offset by a higher average balance of interest bearing liabilities. The lower deposit rates were primarily in shorter term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts. The rates on these accounts tend to decrease when the Federal Funds target rate decreases.
Provision for loan losses decreased to $160,224 for the three months ended March 31, 2008 from $256,526 for the three- month period ended March 31, 2007. The decrease in the provision was based on the Company’s continued low amount of delinquencies, non-accrual loans and write-offs. The Bank’s net write-offs of loans declined from $55,592 for the three months ended March 31, 2007 to $26,519 for the three months ended March 31, 2008. In addition, the Bank’s loan growth for the three months ended March 31, 2007 was in categories of loans which required higher levels of loan loss allowance than the growth experienced in the three months ending March 31, 2008. The Bank experienced a decline in non-accrual loans from $414,005 at December 31, 2007 to $132,621 at March 31, 2008. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. Our reviews include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Three Months Ended
	2008	2007	$ Change	% Change
NONINTEREST INCOME:

Loan appraisal, credit, and miscellaneous charges	$110,263	$63,588	$46,675	73.40%
Gain on sale of assets	2,041	—	2,041	100.00%

Net gain on the sale of foreclosed property	—	66,428	(66,428)	(100.00%)

Income from bank owned life insurance	97,218	82,517	14,701	17.82%

Loss on sale of investment securities	—	16,912	(16,912)	(100.00%)

Service charges	377,929	321,248	56,681	17.64%

Total noninterest income	$587,451	$550,693	$36,758	6.67%

Loan appraisal, credit, and miscellaneous charges increased based upon changes in market conditions and on an increase in loan originations. The absence of a gain on sale of foreclosed property in 2008 reflected that there were no sales of foreclosed property in 2008 as compared to one sale in 2007. The increase in income from bank-owned life insurance reflects a higher average balance of Bank owned life insurance in the current year. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007 compared to no investment sales in 2008. The increase in service charges reflects higher transaction account balances as well as increased fees.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
NON-INTEREST EXPENSE:
Salary and employee benefits	$2,010,210	$1,883,486	$126,724	6.73%
Occupancy	363,176	311,430	51,746	16.62%
Advertising	170,443	161,123	9,320	5.78%
Data processing	45,890	187,591	(141,701)	(75.54)%
Legal and professional fees	114,167	116,605	(2,438)	(2.09)%
Depreciation	132,402	119,258	13,144	11.02%
Telephone communications	23,631	22,911	720	3.14%
ATM expenses	83,765	67,017	16,748	24.99%
Office supplies	39,484	46,461	(6,977)	(15.02)%
Office equipment	25,213	11,210	14,003	124.92%
Other	343,162	334,058	9,104	2.73%

Total non-interest expenses	$3,351,543	$3,261,150	$90,393	2.77%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions as well as to staff a new branch. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch in 2008, rented temporary space in connection with the rebuilding of a branch, and experienced increases in land rentals on certain properties. The drop in data processing expense reflects improved pricing in this area from certain vendors, as well as a credit from a vendor to settle previous pricing issues. Depreciation expense includes increases due to a remodeled home office, an additional branch, and additional equipment. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines.
Income tax expense increased to $615,737, or 31.88%, of pretax income, in the current year, from $566,558, or 35.95%, of pretax income, in the prior year. The lower effective tax rate was caused by an increase in the size of the Company’s deferred tax asset triggered by an increase in Maryland tax rates as of January 1, 2008.
FINANCIAL CONDITION
Assets

	March 31, 2008	December 31, 2007	$ Change	% Change
Cash and due from banks	$4,030,326	$3,267,920	$762,406	23.33%
Federal Funds sold	2,421,740	885,056	1,536,684	173.63%
Interest-bearing deposits with banks	17,535,442	7,273,661	10,261,781	141.08%
Securities available for sale	14,427,541	9,144,069	5,283,472	57.78%
Securities held to maturity	94,598,576	92,687,603	1,910,973	2.06%
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,249,300	5,354,500	894,800	16.71%
Loans receivable — net of allowance for loan losses of $4,616,188 and $4,482,483 respectively	468,272,655	453,614,133	14,658,522	3.23%
Premises and equipment, net	10,071,198	9,423,302	647,896	6.88%
Accrued interest receivable	2,971,878	3,147,569	(175,691)	(5.58)%
Investment in bank owned life insurance	10,221,507	10,124,288	97,219	0.96%
Other assets	2,856,085	3,483,733	(627,648)	(18.02)%

	$633,656,248	$598,405,834	$35,250,414	5.89%

Cash and due from banks, Federal Funds sold and interest-bearing deposits with banks increased as funds from increased deposits and long-term borrowings increased. Investment securities, including both the available for sale and held to maturity portfolios, increased due to Bank purchases of investments. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock increased because the Bank has increased its borrowings from the Federal Home Loan Bank system, which increased its stock ownership requirements. The loan portfolio increased as a result of increases in the Bank’s portfolio of residential construction loans, commercial real estate loans, and commercial lines of credit due to continued marketing activity.
     Details of the Bank’s loan portfolio are presented below:

	March 31 ,2008		December 31, 2007
	Amount	%	Amount	%
Real Estate Loans
Commercial	$200,865,615	42.45%	$190,483,998	41.55%
Residential first mortgages	92,383,291	19.52%	90,931,572	19.83%
Residential construction	51,834,522	10.95%	50,577,491	11.03%
Second mortgage loans	24,781,063	5.24%	24,649,581	5.38%
Commercial lines of credit	77,466,551	16.37%	75,247,410	16.41%
Consumer loans	2,278,655	0.48%	2,464,594	0.54%
Commercial equipment	23,599,526	4.99%	24,113,223	5.26%

	473,209,223	100.00%	458,467,869	100.00%

Less:
Deferred loan fees	320,380	0.07%	371,253	0.08%
Allowance for loan loss	4,616,188	0.98%	4,482,483	0.98%

	4,936,568		4,853,736

	$468,272,655		$453,614,133

At March 31, 2008, the Bank’s allowance for loan losses totaled $4,616,188, or 0.98% of loan balances, as compared to $4,482,483, or 0.98% of loan balances, at December 31, 2007. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Beginning Balance	$4,482,483	$3,783,721
Charge Offs	26,519	57,325
Recoveries	—	1,733

Net Charge Offs	26,519	55,592
Provision for Loan Losses	160,224	256,526

Balance at the end of the Period	$4,616,188	$3,984,655

The following table provides information with respect to our non-performing loans at the dates indicated.

	Balances as of	Balances as of
	March 31, 2008	December 31, 2007

Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a nonaccrual basis	$132,621	$414,005

Total non-performing loans	$132,621	$414,005

Non-performing loans to total loans	0.03%	0.09%

Allowance for loan losses to non- performing loans	3480.74%	1082.71%

As of March 31, 2008 and December 31, 2007, $1,525,222 and $754,700 in loans were considered impaired under SFAS 114.
Liabilities:

	March 31, 2008	December 31, 2007	$ Change	% Change
Deposits:
Non-interest-bearing deposits	$44,210,624	$48,041,571	$(3,830,947)	(7.97)%
Interest-bearing deposits	416,560,151	396,952,444	19,607,707	4.94%

Total deposits	460,770,775	444,994,015	15,776,760	3.55%
Short-term borrowings	313,976	1,555,323	(1,241,347)	(79.81)%
Long-term debt	104,995,145	86,005,508	18,989,637	22.08%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	5,416,360	5,003,912	412,448	8.24%

Total liabilities	$583,496,256	$549,558,758	$33,937,498	6.18%

Deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Non-interest bearing deposits decreased during the three month period but many of these deposits are highly variable as to balances. The Bank also chose to increase its long term debt due to favorable rates and terms currently offered. The increases in deposits and long term debt were used to fund loan growth, increase the balances of cash and cash equivalents, and investments and to reduce short-term debt.
Stockholders’ Equity

	March 31, 2008	December 31, 2007	$ Change	% Change
Common stock	$29,445	$29,100	$345	1.19%
Additional paid in capital	16,992,205	16,914,373	77,832	0.46%
Retained earnings	33,243,573	32,303,353	940,220	2.91%
Accumulated other comprehensive income (loss)	221,422	(73,097)	294,519	(402.92)%
Unearned ESOP shares	(326,653)	(326,653)	—	0.00%

Total stockholders’ equity	$50,159,992	$48,847,076	$1,312,916	2.69%

Common stock and additional paid in capital increased due to the exercise of options offset by stock repurchased during the quarter. Retained earnings increased because of earnings, offset by the repurchase of 29,284 shares at a cost of $669,232. Book value per share increased from $16.79 per share to $17.04 reflecting the total change in equity.
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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2008, the maximum available under this line was $252,746,666, while outstanding advances totaled $104,995,145. In order to draw on this line the Bank must have sufficient collateral. Qualifying collateral includes residential one-to-four family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At March 31, 2008, the Bank had pledged collateral sufficient to draw $185,000,000 under the line. In addition, the Bank has established other lines of credit totaling $18,083,769.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2008 totaled $23,987,508, an increase of $12,560,871, or 109.93%, from the December 31, 2007 total of $11,426,637. This increase was due to an increase in deposits and long-term borrowings offset by a decrease in short-term borrowings. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first quarter in 2008, all financing activities provided $33,542,053 in cash compared to $7,571,601 for the first quarter of 2007. The increase in cash flows from financing activities during the most recent period was principally due to increases in net long-term borrowings partially offset by a smaller net increase in deposits. In the first three months of 2007, the Company had payments of long term debt of $10,009,956 and no proceeds of long-term borrowings, for a net reduction in long-term borrowings of $10,009,956. In the first three months of 2008, the Company had proceeds of long term debt of $24,000,000 offset by payments of $5,010,363 for a net increase in long-term debt of $18,989,637. In the first three months of 2008, the Company decreased short-term debt by $1,241,347 compared to $5,957,886 for the same period in the prior year. During the first quarter of 2008, net deposit growth was $15,776,760 compared to $23,515,990 in 2007. Operating activities provided cash of $2,313,137 in the first quarter of 2008 compared to $788,676 in the first quarter of 2007. The change was caused primarily by an increase of accounts payable and other accrued expenses in 2008 compared to a decrease in 2007.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the quarter ended March 31, 2008, the Bank invested a total of $23,294,319 compared to $11,943,341 in 2007. The principal reasons for the increase in cash used in investing activities was the increase in purchases of securities in the period ended March 31, 2008 compared to the same period in the prior year, and an increase in loan originations.
REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2008, the Bank’s tangible, leverage and risk-based capital ratios were 9.89%, 11.95% and 13.31%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized. At March 31, 2008, the Company’s tangible, leverage and risk-based capital ratios were 10.26%, 12.38% and 12.88%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.
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
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended March 31, 2008

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1-31, 2008	28,072	$24.99	28,072	31,981
February 1-28, 2008	400	24.30	400	31,581
March 1-31, 2008	812	24.00	812	30,769

Total	29,284	$24.95	29,284	30,769

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 127,500 shares of its common stock (as adjusted for the three for two stock splits declared in October 2004, December 2005 and October 2006). The program will continue until it is completed or terminated by the Board of Directors.

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

TRI-COUNTY FINANCIAL CORPORATION
Date: 5/15/08	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date: 5/15/08	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer