Form 10-Q
period 2008-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2008-08-14
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2008 the registrant had 2,960,633 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I — FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED) JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$2,880,382	$3,267,920
Federal Funds sold	1,322,494	885,056
Interest-bearing deposits with banks	4,485,163	7,273,661
Securities available for sale, at fair value	13,820,157	9,144,069
Securities held to maturity, at amortized cost	92,325,851	92,687,603
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,608,700	5,354,500
Loans receivable — net of allowance for loan losses of $4,602,295 and $4,482,483, respectively	495,037,292	453,614,133
Premises and equipment, net	11,020,436	9,423,302
Accrued interest receivable	3,016,068	3,147,569
Investment in bank owned life insurance	10,321,639	10,124,288
Other assets	4,065,460	3,483,733

TOTAL ASSETS	$644,903,642	$598,405,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing deposits	$44,510,740	$48,041,571
Interest-bearing deposits	419,869,915	396,952,444

Total deposits	464,380,655	444,994,015
Short-term borrowings	8,937,172	1,555,323
Long-term debt	104,984,679	86,005,508
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	4,861,186	5,003,912

Total liabilities	595,163,692	549,558,758

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized - 15,000,000 shares; issued 2,943,699 and 2,909,974 shares, respectively	29,437	29,100
Additional paid in capital	17,064,603	16,914,373
Retained earnings	33,052,870	32,303,353
Accumulated other comprehensive loss	(146,685)	(73,097)
Unearned ESOP shares	(260,275)	(326,653)

Total stockholders’ equity	49,739,950	48,847,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$644,903,642	$598,405,834

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,827,081	$8,330,061	$15,904,247	$16,389,202
Taxable interest and dividends on investment securities	1,368,011	1,372,704	2,762,535	2,801,245
Interest on deposits with banks	24,179	35,122	60,272	71,632

Total interest income	9,219,271	9,737,887	18,727,054	19,262,079

INTEREST EXPENSE:
Interest on deposits	3,195,461	3,708,633	6,525,701	7,354,736
Interest on short-term borrowings	33,393	54,342	114,427	82,622
Interest on long-term borrowings	1,172,032	1,176,072	2,412,247	2,482,721

Total interest expenses	4,400,886	4,939,047	9,052,375	9,920,079

NET INTEREST INCOME	4,818,385	4,798,840	9,674,679	9,342,000

PROVISION (REVERSAL) FOR LOAN LOSSES	(5,479)	97,917	154,745	354,443

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	4,823,864	4,700,923	9,519,934	8,987,557

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	124,288	109,088	234,551	172,676
Gain on asset sale	—	—	2,041	—
Net gain on the sale of foreclosed property	—	—	—	66,428
Income from bank owned life insurance	189,271	83,179	286,489	165,696
Gain on sale of investment securities	—	—	—	16,912
Service charges	445,029	360,180	822,958	681,428

Total noninterest income	758,588	552,447	1,346,039	1,103,140

NONINTEREST EXPENSE:
Salary and employee benefits	2,111,805	1,796,606	4,122,015	3,680,092
Occupancy	434,453	345,495	797,629	656,925
Advertising	100,929	66,646	271,372	227,769
Data processing	215,101	163,257	260,991	350,848
Legal and professional fees	224,309	160,617	338,476	277,222
Depreciation of furniture, fixtures, and equipment	138,878	165,039	271,280	284,297
Telephone communications	18,846	21,672	42,477	44,583
ATM expenses	79,687	76,751	163,452	143,768
Office supplies	34,991	31,616	74,475	78,077
Office equipment	1,024	14,491	26,237	25,701
Other	434,197	300,723	777,359	634,781

Total noninterest expenses	3,794,220	3,142,913	7,145,763	6,404,063

INCOME BEFORE INCOME TAXES	1,788,232	2,110,457	3,720,210	3,686,634
Income tax expense	661,698	768,341	1,277,435	1,334,899

NET INCOME	1,126,534	1,342,116	2,442,775	2,351,735
Other comprehensive income:
Unrealized losses on securities available for sale net of taxes	(368,108)	(141,916)	(73,588)	(119,752)
Less: Reclassification adjustment for gain net of taxes of $6,122 included in income	—	—	—	(10,790)

COMPREHENSIVE INCOME	$758,426	$1,200,200	$2,369,187	$2,221,193

EARNINGS PER COMMON SHARE
Basic	$0.38	$0.51	$0.83	$0.89
Diluted	$0.37	$0.47	$0.79	$0.83

DIVIDENDS PER COMMON SHARE	$0.40	$0.40	$0.40	$0.40
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,442,775	$2,351,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	154,745	354,443
Gain on foreclosed real estate	—	(66,428)
Gain on sale of assets	(2,041)	—
Gain on sales of investment securities	—	(16,912)
Depreciation and amortization	516,762	511,130
Net (accretion) amortization of premium/discount on investment securities	(33,123)	23,461
Increase in cash surrender of bank owned life insurance	(197,351)	(165,696)
Deferred income tax benefit	(408,351)	(269,500)
Excess tax benefits on stock-based compensation	(4,250)
Decrease (increase) in accrued interest receivable	131,501	(227,049)
(Increase) decrease in deferred loan fees	(82,219)	13,516
Decrease in accounts payable, accrued expenses and other liabilities	(457,573)	(225,944)
Increase in other assets	(131,220)	(227,939)

Net cash provided by operating activities	1,929,655	2,054,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(4,931,155)	(72,835)
Proceeds from sale, redemption or principal payments of investment securities available for sale	139,483	322,913
Purchase of investment securities held to maturity	(4,048,450)	(800,000)
Proceeds from maturities or principal payments of investment securities held to maturity	4,447,413	8,273,048
Net (increase) decrease of FHLB and Federal Reserve stock	(1,254,200)	520,000
Loans originated	(116,109,162)	(98,872,942)
Principal collected on loans	74,613,477	80,013,448
Purchase of bank owned life insurance	—	(1,000,000)
Proceeds from disposal of premises and equipment	2,041	—
Purchase of premises and equipment	(2,113,896)	(1,834,231)
Proceeds from foreclosed real estate	—	66,428

Net cash used in investing activities	(49,254,449)	(13,384,171)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,386,640	15,432,767
Proceeds from long-term borrowings	24,000,000	—
Payments of long-term borrowings	(5,020,829)	(10,020,012)
Net increase (decrease) in short-term borrowings	7,381,849	(1,013,081)
Proceeds from exercise of stock options	725,905	38,183
Excess tax benefits on stock-based compensation	4,250	—
Net change in unearned ESOP shares	156,373	66,068
Dividends paid	(1,184,324)	(1,062,064)
Redemption of common stock	(863,668)	(76,221)

Net cash provided by financing activities	44,586,196	3,365,640

DECREASE IN CASH AND CASH EQUIVALENTS	$(2,738,598)	$(7,963,714)

CASH AND CASH EQUIVALENTS — JANUARY 1	11,426,637	18,190,506

CASH AND CASH EQUIVALENTS — JUNE 30	$8,688,039	$10,226,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$9,068,586	$9,632,110

Income taxes	$1,676,000	$1,782,600

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2008
1.	BASIS OF PRESENTATION
General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2007 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2007 Annual Report. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2008 presentation.
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
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierachy levels are:
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
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over- the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Loans
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Foreclosed Assets
Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs

Description of Asset	June 30,2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$13,820,157	$—	$13,820,157	$—
Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis
The company may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs

Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,062,524	$—	$1,062,524	$—
4.	INCOME TAXES
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
Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2008, there were 21,811 shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. There were no shares excluded at the quarter ended June 30, 2007. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic	2,944,890	2,647,558	2,938,794	2,645,764
Diluted	3,082,697	2,843,404	3,078,227	2,836,748
6.	STOCK-BASED COMPENSATION
The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in Note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2007. No compensation related expense associated with stock options was recognized in the quarter ended June 30, 2008 or during 2007.
The Company and the Bank currently maintain incentive plans, which provide for payments to be made in either cash, stock awards, or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock awards or options.
A summary of the options under the Company’s stock option plans as of June 30, 2008, and changes during the six-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years
Outstanding at December 31, 2007	428,619	$14.72
Granted at fair value	—	—
Exercised	(64,761)	11.21
Expired	—	—
Forfeited	(2,709)	19.76

Outstanding at June 30, 2008	361,149	$15.32	$3,216,462	4.4

Exercisable at June 30, 2008	361,149	$15.32	$3,216,462	4.4

As of June 25, 2008, the Board of Directors granted 5,837 shares of common stock to employees. These shares had a total market value of $140,088 or $24 per share. Compensation expense for these shares had previously been accrued and the award was in settlement of the liability.

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.
On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.
Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.
8.	CHANGE IN ACCOUNTING PRINCIPLE
In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and the related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2007. The effects of this guidance have been applied as a change in accounting principle through a cumulative effect adjustment to retained earnings of $314,847.
9.	NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The adoption of SFAS 157 on January 1, 2008 did not significantly impact the Company’s consolidated financial statements. The fair value option was not elected for any financial instrument as of June 30, 2008.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS 159 on January 1, 2008 did not significantly impact the Corporation’s financial statements.
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
SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhance disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s financial statements.

Staff Accounting Bulletin (“SAB”) No. 109 of the Securities and Exchange Commission (“SEC”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not significantly impact the Company’s financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No.163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60 ”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, demand for our products and services, changes in laws and regulations applicable to the Company, changes in accounting principles and various other matters. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
GENERAL
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Company engages in no significant activity other than holding the stock of the Bank, paying interest on its subordinated debt, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Bank serves the Southern Maryland area through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations. The Bank offers real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also offers commercial loans including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates, economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate to cover known and inherent losses in the loan portfolio. For further information on the Bank’s allowance for loan losses, see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2007.

The Federal Funds target rate increased for much of 2006 and 2007, hitting a multi-year peak on June 29, 2007 of 5.25%. Shortly afterwards, it became clear that the US economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers including both corporations and consumers. These disruptions deflated a housing price bubble and threatened to create a credit crisis. The Federal Reserve reacted to the multi-faceted crisis by cutting the Federal Funds rate. Federal Funds rates were cut by 50 basis points in September 2007, followed by accelerating rate cuts in the first quarter of 2008. Currently, the Federal Funds target rate is 2.00% after a rate cut in April 2008. Comments from individual Federal Reserve governors as well as minutes and other official statements indicate that the Federal Reserve is increasingly worried about inflation and the value of US currency. These concerns would tend to make the Federal Reserve less likely to further cut rates.
SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Condensed income statement
Interest income	$9,219,271	$9,737,887	$18,727,054	$19,262,079
Interest expense	4,400,886	4,939,047	9,052,375	9,920,079
Net interest income	4,818,385	4,798,840	9,674,679	9,342,000
Provision (reversal) for loan losses	(5,479)	97,917	154,745	354,443
Noninterest income	758,588	552,447	1,346,039	1,103,140
Noninterest expense	3,794,220	3,142,913	7,145,763	6,404,063
Income before income taxes	1,788,232	2,110,457	3,720,210	3,686,634
Income taxes	661,698	768,341	1,277,435	1,334,899
Net income	$1,126,534	$1,342,116	$2,442,775	$2,351,735

Per common share
Basic earnings	$0.38	$0.51	$0.83	$0.89
Diluted earnings	$0.37	$0.47	$0.79	$0.83
Book value	$16.90	$14.70	$16.90	$14.70
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2008
Net income for the six-month period ended June 30, 2008 totaled $2,442,775 ($0.83 basic and $0.79 diluted earnings per share) compared to $2,351,735 ($0.89 basic and $0.83 diluted earnings per share) for the same period in the prior year. This increase of $91,040, or 3.87%, was caused by increases in net interest income and noninterest income, and a decline in the provision for loan losses partially offset by an increase in noninterest expense. Earnings per share decreased because the increase in earnings was offset by an increase in the number of outstanding shares.
For the six-month period ended June 30, 2008, interest income declined by $535,025, or 2.78%, to $18,727,054 from $19,262,079 for the same period in the prior year. The decrease was due to lower rates earned on interest earning assets partially offset by higher average asset balances. The lower rates earned on assets were primarily the result of lower rates earned on loans with adjustable rates tied to indices such as the Prime rate or Treasury rates which decreased as the Federal Reserve Board cut the Federal Funds rate. Interest expense also declined from $9,920,079 for the first six months of 2007 to $9,052,375, a decline of $867,704 or 8.75%. This decline was caused by the decline in average interest rates paid on interest bearing liabilities partially offset by higher average balances. The rates paid on deposits were affected by the decline in the Federal Funds target rate and the related effects on other short-term interest rates. The lower deposit rates were primarily for shorter-term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts. The rates on these accounts tend to decrease when the Federal Funds target rate decreases.

Provision for loan losses decreased to $154,745 for the six months ended June 30, 2008 from $354,443 for the six- month period ended June 30, 2007, a decrease of $199,368, or 56.34%. The decrease in the provision was based on a decrease in charge-offs and non performing loans, a negligible amount of delinquencies and the status of several large borrowers improving, leading to declines in the specific reserves for them. The Bank’s net write-offs of loans declined from $91,631 for the six months ended June 30, 2007 to $34,933 for the six months ended June 30, 2008. In addition non-accrual loans declined from $414,005 at December 31, 2007 to $146,251 at June 30, 2008. These factors were partially offset by overall economic and market conditions as well as higher loan growth. The loan portfolio growth in the first six months of 2008 was $41,423,159, compared to $18,491,535 in the same period in 2007. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. Our reviews include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$234,551	$172,676	$61,875	35.83%
Gain on asset sale	2,041	—	2,041	—
Net gain on the sale of foreclosed property	—	66,428	(66,428)	(100.00)%
Income from bank owned life insurance	286,489	165,696	120,793	72.90%
Gain on sale of investment securities	—	16,912	(16,912)	(100.00)%
Service charges	822,958	681,428	141,530	20.77%

Total noninterest income	$1,346,039	$1,103,140	$242,899	22.02%

Loan appraisal, credit, and miscellaneous charges increased based upon changes in market conditions and on an increase in loan originations. There were no sales of foreclosed property in 2008 as compared to one sale in 2007. The increase in income from bank-owned life insurance reflects a higher average balance of bank-owned life insurance in the current year. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007, compared to no investment sales in 2008. The increase in service charges reflects higher transaction account balances as well as increased fees.
The following table shows the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$4,122,015	$3,680,092	$441,923	12.01%
Occupancy	797,629	656,925	140,704	21.42%
Advertising	271,372	227,769	43,603	19.14%
Data processing	260,991	350,848	(89,857)	(25.61)%
Legal and professional fees	338,476	277,222	61,254	22.10%
Depreciation of furniture, fixtures, and equipment	271,280	284,297	(13,017)	(4.58)%
Telephone communications	42,477	44,583	(2,106)	(4.72)%
ATM expenses	163,452	143,768	19,684	13.69%
Office supplies	74,475	78,077	(3,602)	(4.61)%
Office equipment	26,237	25,701	536	2.09%
Other	777,359	634,781	142,578	22.46%

Total noninterest expenses	$7,145,763	$6,404,063	$741,700	11.58%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions as well as a new branch. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch in 2008, rented temporary space in connection with the rebuilding of a branch, paid higher utilities costs, and experienced increases in land rentals on certain properties. The drop in data processing expense reflects improved pricing in this area from certain vendors, as well as a credit from a vendor to settle previous pricing issues. Legal and professional fees increased as the Bank has increased the scope of projects outsourced to its internal audit provider. Depreciation expense declined as many assets have been fully depreciated in the last year. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines. Other expenses increased as a result of the increases in the Bank’s size in the last year.
Income tax expense decreased to $1,277,435, or 34.34%, of pretax income, in the current year, from $1,334,899, or 36.21%, of pretax income in the prior year. The lower effective tax rate was caused by a larger deferred tax asset triggered by an increase in Maryland tax rates as of January 1, 2008.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2008
Net income for the three-month period ended June 30, 2008 totaled $1,126,534 ($0.38 basic and $0.37 diluted earnings per share), compared to $1,342,116 ($0.51 basic and $0.47 diluted earnings per share) for the same period in the prior year. This decrease of $215,582, or 16.06%, was caused by an increase in noninterest expense partially offset by higher net interest income and noninterest income and lower provision for loan losses and income tax expense.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Interest income	$9,219,271	$9,737,887	(518,616)	(5.33)%
Interest expense	4,400,886	4,939,047	(538,161)	(10.90)%
Net interest income	4,818,385	4,798,840	19,545	0.41%
Provision (reversal) for loan losses	(5,479)	97,917	(103,396)	(105.60)%
Interest income decreased due to declines in key interest rates including the LIBOR, Federal Funds rate, and the Prime rate. Interest earned on the loans and investments tied to these key rates similarly decreased. These decreases were partially offset by higher average balances in loans and investments. Interest expense decreased due to changes in key rates partially offset by higher average balances of deposits and borrowings for the period. As noted above, decreases in the provision for loan losses were due to changes in the circumstances of particular loans, improvements in the level of delinquency overall, and declines in write-offs and nonperforming loans. These factors were partially offset by the negative effects of the economic environment that the Bank operates in, including negative changes in the residential housing market. The Bank continued to have strong loan portfolio growth in the second quarter of 2008.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Loan appraisal, credit, and miscellaneous charges	$124,288	$109,088	15,200	13.93%
Income from bank owned life insurance	189,271	83,179	106,092	127.55%
Service charges	445,029	360,180	84,849	23.56%

Total noninterest income	758,588	552,447	206,141	37.31%

Loan appraisal, credit, and miscellaneous charges increased due to increased loan closings and additional fees charged. Service charges increased as the Bank has increased the number and balances of customer checking accounts, while also increasing certain fees. Income from bank-owned life insurance increased as these assets had higher average balances in the three months ended June 30, 2008 than in the same period in the prior year.
The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,111,805	$1,796,606	$315,199	17.54%
Occupancy	434,453	345,495	88,958	25.75%
Advertising	100,929	66,646	34,283	51.44%
Data processing	215,101	163,257	51,844	31.76%
Legal and professional fees	224,309	160,617	63,692	39.65%
Depreciation of furniture, fixtures, and equipment	138,878	165,039	(26,161)	(15.85)%
Telephone communications	18,846	21,672	(2,826)	(13.04)%
ATM expenses	79,687	76,751	2,936	3.83%
Office supplies	34,991	31,616	3,375	10.67%
Office equipment	1,024	14,491	(13,467)	(92.93)%
Other	434,197	300,723	133,474	44.38%

	$3,794,220	$3,142,913	$651,307	20.72%

Salary and employee benefits increased as the Bank added more employees to staff the new branch in Lusby and to handle a greater volume of business. Occupancy also increased as the Bank had added expense for the new branch as well as the added expense of the temporary branch in Leonardtown. Advertising expenses increased as the Bank continued its advertising efforts to increase deposit and loan market share. Data processing expenses increased due to increased volume in the current period and a restructuring of certain charges in the prior year. Legal and professional fees increased as the scope of work outsourced for internal audit increased. Some of the increase was also due to the timing of certain professional services compared to the prior year. Depreciation expense decreased as some assets were fully depreciated in the prior quarter. Other expenses increased due to increases in certain costs including stationery, printing, and the increased use of background checks on prospective employees.
Income tax expenses decreased due to the decrease in pretax income and an increase in the amount of tax exempt income at the state and federal levels.
FINANCIAL CONDITION
Assets

	June 30, 2008	December 31, 2007	$ Change	% Change

Cash and due from banks	$2,880,382	$3,267,920	$(387,538)	(11.86)%
Federal Funds sold	1,322,494	885,056	437,438	49.42%
Interest-bearing deposits with banks	4,485,163	7,273,661	(2,788,498)	(38.34)%
Securities available for sale	13,820,157	9,144,069	4,676,088	51.14%
Securities held to maturity — at amortized cost	92,325,851	92,687,603	(361,752)	(0.39)%
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,608,700	5,354,500	1,254,200	23.42%
Loans receivable — net of allowance for loan losses of $4,602,295 and $4,482,483, respectively	495,037,292	453,614,133	41,423,159	9.13%
Premises and equipment, net	11,020,436	9,423,302	1,597,134	16.95%
Accrued interest receivable	3,016,068	3,147,569	(131,501)	(4.18)%
Investment in bank-owned life insurance	10,321,639	10,124,288	197,351	1.95%
Other assets	4,065,460	3,483,733	581,727	16.70%

	$644,903,642	$598,405,834	$46,497,808	7.77%

Cash and due from banks and interest-bearing deposits with banks decreased as funds were used to fund loan growth. The increase in Federal Funds sold is expected to be temporary. The increase in available for sale investment securities was the result of additional securities purchased to collateralize certain deposits. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock increased because the Bank has increased its borrowings from the Federal Home Loan Bank system, which increased its stock ownership requirements. The loan portfolio increased as a result of increases in the Bank’s portfolio of commercial real estate loans, residential mortgage and construction loans, and commercial lines of credit due to continued marketing activity. Details of the Bank’s loan portfolio are presented in the table below.

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Real Estate Loans
Commercial	$214,943,870	42.99%	$190,483,998	41.55%
Residential first mortgages	99,429,313	19.89%	90,931,572	19.83%
Residential construction	52,520,483	10.51%	50,577,491	11.03%
Second mortgage loans	24,415,060	4.88%	24,649,581	5.38%
Commercial lines of credit	84,012,404	16.80%	75,247,410	16.41%
Consumer loans	2,303,386	0.46%	2,464,594	0.54%
Commercial equipment	22,304,104	4.46%	24,113,223	5.26%

	499,928,620	100.00%	458,467,869	100.00%

Less:
Deferred loan fees	289,033	0.06%	371,253	0.08%
Allowance for loan loss	4,602,295	0.92%	4,482,483	0.98%

	4,891,328		4,853,736

	$495,037,292		$453,614,133

At June 30, 2008, the Bank’s allowance for loan losses totaled $4,602,295, or 0.92% of loan balances, as compared to $4,482,483, or 0.98% of loan balances, at December 31, 2007. Management believes that the allowance is adequate to cover known and inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Additional loan information for prior years is presented in the Company’s Form 10-K.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Beginning balance	$4,482,483	$3,783,721
Charge-offs	36,400	91,825
Recoveries	1,467	194

Net charge-offs	34,933	91,631
Additions charged to operations	154,745	354,444

Balance at the end of the period	$4,602,295	$4,046,534

The following table provides information with respect to our nonperforming loans at the dates indicated.

	Balances as of	Balances as of
	June 30, 2008	December 31, 2007
Restructured loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a nonaccrual basis	$146,251	$414,005

Total nonperforming loans	$146,251	$414,005
Nonperforming loans to total loans	0.03%	0.09%

Allowance for loan losses to non performing loans	3,146.85%	1,082.71%

As of June 30, 2008 and December 31, 2007, $1,465,444 and $754,700, respectively, in loans were considered impaired under SFAS 114.
Liabilities

	June 30, 2008	December 31, 2007	$ Change	% Change

Noninterest-bearing deposits	$44,510,740	$48,041,571	$(3,530,831)	(7.35)%
Interest-bearing deposits	419,869,915	396,952,444	22,917,471	5.77%

Total deposits	464,380,655	444,994,015	19,386,640	4.36%
Short-term borrowings	8,937,172	1,555,323	7,381,849	474.62%
Long-term debt	104,984,679	86,005,508	18,979,171	22.07%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	4,861,186	5,003,912	(142,726)	(2.85)%

Total liabilities	$595,163,692	$549,558,758	$45,604,934	8.30%

Deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Non-interest bearing deposits decreased during the six-month period. The Bank also chose to increase its long-term debt due to favorable rates and terms currently offered. Short-term debt was also increased primarily to continue funding the Bank’s loan growth.
Stockholders’ Equity

	June 30, 2008	December 31, 2007	$ Change	% Change

Common stock	$29,437	$29,100	$337	1.16%
Additional paid in capital	17,064,603	16,914,373	150,230	0.89%
Retained earnings	33,052,870	32,303,353	749,517	2.32%
Accumulated other comprehensive
loss	(146,685)	(73,097)	(73,588)	100.67%
Unearned ESOP shares	(260,275)	(326,653)	66,378	(20.32)%

Total stockholders’ equity	$49,739,950	$48,847,076	$892,874	1.83%

Common stock and additional paid in capital increased due to the exercise of options partially offset by stock repurchased during the quarter. Retained earnings increased because of earnings, partially offset by the repurchase of 8,352 shares at a cost of $194,168 and a dividend of $0.40 per share. Book value per share slightly increased from $16.79 per share to $16.90 reflecting the change in overall equity offset by the increase in the number of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES
The Company currently has no business other than holding the stock of the Bank and paying interest on its subordinated debentures. Its primary uses of funds are for the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities, and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2008, the maximum available under this line was $257,208,866, while outstanding advances totaled $112,984,679. In order to draw on this line, the Bank must have sufficient collateral. Qualifying collateral includes residential one-to-four family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At June 30, 2008, the Bank had pledged collateral sufficient to draw $185,000,000 under the line. In addition, the Bank has established other lines of credit totaling $18,545,563.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of June 30, 2008 totaled $8,688,039, a decrease of $2,738,598 or 23.97%, from the December 31, 2007 total of $11,426,637. This decrease was due to funds being used to support the increase in the loan portfolio and, to a lesser extent, the increase in the amount of premises and equipment. These increases were also partially funded by increases in deposits and long- and short-term debt. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first six months of 2008, all financing activities provided $44,586,196 in cash compared to $3,365,640 for the first six months of 2007. The increase in cash flows from financing activities during the most recent period was principally due to increases in net long- and short-term borrowings and deposits. In the first six months of 2007, the Company made principal payments on long-term debt of $10,020,012 with no proceeds of long-term borrowings. In the first six months of 2008, the Company had proceeds of long-term debt of $24,000,000 offset by payments of $5,020,829. In the first six months of 2008, the Company increased short-term debt by $7,381,849 compared to a decrease of $1,013,081 for the same period in the prior year. During the first two quarters of 2008, net deposit growth was $19,386,640 compared to $15,432,767 in 2007. Operating activities provided cash of $1,929,655 in the first two quarters of 2008 compared to $2,054,817 in the first two quarters of 2007.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the six-month period ended June 30, 2008, the Bank invested a total of $49,254,449 compared to $13,384,171 in 2007. The principal reasons for the increase in cash used in investing activities was an increase in the amount of loan originations, a decline in principal collected on loans and an increase in investment securities purchased.
In 2007, the Bank began constructing a regional facility that will house a retail bank branch, certain loan support staff, and other administrative, support and sales personnel. The total cost of construction of the facility is estimated to be $4.5 million, and it is expected to open in the third quarter of 2008. Through June 30, 2008, a total of $2.7 million has been expended on this project.

REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At June 30, 2008, the Bank’s tangible, leverage and risk-based capital ratios were 9.46%, 11.60% and 12.49%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized. The Company is also subject to capital requirements of the Federal Reserve Board. At June 30, 2008, the Company’s tangible, leverage and risk-based capital ratios were 9.76%, 11.94% and 12.84%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. The Company considers its determination of the allowance for loan losses and the valuation allowance on its foreclosed real estate to be critical accounting policies. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.
The loan loss allowance balance is an estimate based upon management’s evaluation of the loan portfolio. Generally, the allowance is comprised of a specific and a general component. The specific component consists of management’s evaluation of certain criticized, classified, or impaired loans and their underlying collateral. Loans are examined to determine the specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower, or other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Management assesses the ability of the borrower to repay the loan based upon any information available. Depending on the assessment of the borrower’s ability to pay the loan as well as the type, condition, and amount of collateral, management will establish an allowance amount specific to the loan.
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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including the valuation of collateral, a borrower’s likelihood of repayment, and in establishing allowance factors on the general component of the allowance. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for loan losses, refer to Notes 1 and 4 to the Consolidated Financial Statements as presented in the Company’s Form 10-K.
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
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based, in part, upon certain reasonable assumptions about the likelihood of future events, and there can be no assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all future conditions. However, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.
There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 —	LEGAL PROCEEDINGS
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

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2008.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30,2008	2,162	$23.00	2,162	28,607
May 1-31,2008	1,720	23.25	1,720	26,887
June 1-30,2008	1,966	22.00	1,966	24,921

Total	5,848	22.74	5,848

On October 25, 2004, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 127,500 shares of its common stock (as adjusted for the three-for-two stock splits declared in October 2004, December 2005 and October 2006). The program will continue until it is completed or terminated by the Board of Directors.

ITEM 3 —	DEFAULT UPON SENIOR SECURITIES
None

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Stockholders of the Company was held on May 12, 2008. The results of the vote were as follows:
1. The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD

Philip T. Goldstein	1,993,695	4,473

James R. Shepherd	1,994,639	3,529

H. Beaman Smith	1,990,237	7,931
2. The appointment of Stegman & Company as independent auditors of the Company for the year ending December 31, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
1,991,391	0	6,777
ITEM 5 — OTHER INFORMATION
None
ITEM 6 — EXHIBITS
Exhibit 31 Rule 13a-14(a) Certifications
Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date:	August 14, 2008	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date:	August 14, 2008	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer