Form 10-Q
period 2008-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2008-11-13
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2008 the registrant had 2,959,702 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$1,905,111	$3,267,920
Federal Funds sold	1,055,967	885,056
Interest-bearing deposits with banks	19,635,037	7,273,661
Securities available for sale, at fair value	13,915,687	9,144,069
Securities held to maturity, at amortized cost	91,053,022	92,687,603
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,248,300	5,354,500
Loans receivable — net of allowance for loan losses of $5,043,949 and $4,482,483, respectively	513,955,660	453,614,133
Premises and equipment, net	12,149,741	9,423,302
Accrued interest receivable	3,091,366	3,147,569
Investment in bank owned life insurance	10,423,633	10,124,288
Other assets	4,014,398	3,483,733

Total Assets	$677,447,922	$598,405,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing deposits	$43,514,650	$48,041,571
Interest-bearing deposits	459,248,223	396,952,444

Total deposits	502,762,873	444,994,015
Short-term borrowings	816,241	1,555,323
Long-term debt	104,974,107	86,005,508
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,996,656	5,003,912

Total Liabilities	626,549,877	549,558,758

STOCKHOLDERS’ EQUITY:
Common stock — par value $.01; authorized — 15,000,000 shares; issued 2,948,705 and 2,909,974 shares, respectively	29,487	29,100
Additional paid in capital	17,254,950	16,914,373
Retained earnings	33,911,068	32,303,353
Accumulated other comprehensive loss	(37,185)	(73,097)
Unearned ESOP shares	(260,275)	(326,653)

Total Stockholders’ Equity	50,898,045	48,847,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$677,447,922	$598,405,834

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,990,645	$8,425,082	$23,894,892	$24,814,284
Taxable interest and dividends on investment securities	1,318,151	1,383,242	4,080,686	4,184,487
Interest on deposits with banks	13,291	133,514	73,563	205,146

Total interest income	9,322,087	9,941,838	28,049,141	29,203,917

INTEREST EXPENSE:
Interest on deposits	3,233,917	3,890,082	9,759,618	11,244,818
Interest on short-term borrowings	19,917	14,908	134,344	97,530
Interest on long-term borrowings	1,239,381	1,213,114	3,651,628	3,695,835

Total interest expenses	4,493,215	5,118,104	13,545,590	15,038,183

NET INTEREST INCOME	4,828,872	4,823,734	14,503,551	14,165,734

PROVISION FOR LOAN LOSSES	462,622	304,845	617,367	659,288

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,366,250	4,518,889	13,886,184	13,506,446

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$129,107	$83,520	$363,658	$256,196
Gain on asset sale	—	—	2,041	—
Net gain on the sale of foreclosed property	—	1,205,733	—	1,272,161
Income from bank owned life insurance	101,994	97,430	388,483	263,126
Gain on sale of investment securities	—	—	—	16,912
Service charges	401,204	374,365	1,224,162	1,055,793

Total noninterest income	632,305	1,761,048	1,978,344	2,864,188

NONINTEREST EXPENSE:
Salary and employee benefits	2,052,810	1,846,398	6,174,825	5,526,490
Occupancy	416,723	320,712	1,214,352	977,637
Advertising	160,281	83,573	431,653	311,342
Data processing	216,283	148,006	477,274	498,854
Legal and professional fees	98,978	185,267	437,454	462,489
Depreciation of furniture, fixtures, and equipment	141,859	190,076	413,139	474,373
Telephone communications	16,898	26,422	59,375	71,005
ATM expenses	83,685	81,598	247,137	225,366
Office supplies	32,140	39,969	106,615	118,046
Office equipment	15,297	12,209	41,534	37,910
Other	389,196	294,177	1,166,555	928,958

Total noninterest expenses	3,624,150	3,228,407	10,769,913	9,632,470

INCOME BEFORE INCOME TAXES	1,374,405	3,051,530	5,094,615	6,738,164
Income tax expense	490,236	1,165,891	1,767,671	2,500,790

NET INCOME	884,169	1,885,639	3,326,944	4,237,374

Other comprehensive income:
Unrealized gain (losses) on securities available for sale net of taxes	109,500	81,470	35,912	(38,282)
Less: Reclassification adjustment for gain net of taxes of $6,122 included in income	—	—	—	(10,790)

COMPREHENSIVE INCOME	$993,669	$1,967,109	$3,362,856	$4,188,302

EARNINGS PER COMMON SHARE
Basic	$0.30	$0.71	$1.13	$1.60
Diluted	0.29	0.67	1.09	1.49
Dividends paid per common share	—	—	0.40	0.40
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,326,944	$4,237,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	617,367	659,288
Gain on foreclosed real estate	—	(1,272,161)
Gain on sale of assets	(2,041)	—
Gain on sales of investment securities	—	(16,912)
Depreciation and amortization	789,628	814,435
Net (accretion) amortization of premium/discount on investment securities	(41,014)	33,886
Increase in cash surrender of bank owned life insurance	(299,345)	(263,126)
Deferred income tax benefit	(627,033)	(235,907)
Excess tax benefits on stock based compensation	(51,880)	(28,192)
Stock based compensation expense	—	264,786
Decrease (increase) in accrued interest receivable	56,203	(308,703)
Increase in deferred loan fees	(78,784)	(63,783)
Decrease in accounts payable, accrued expenses, other liabilities	677,897	103,014
Increase in other assets	129,745	148,597

Net cash provided by operating activities	4,497,687	4,072,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(4,973,823)	(272,415)
Proceeds from sale, redemption or principal payments of investment securities available for sale	253,765	327,965
Purchase of investment securities held to maturity	(5,644,733)	(1,600,000)
Proceeds from maturities or principal payments of investment securities held to maturity	7,323,180	13,410,583
Net (increase) decrease of FHLB and Federal Reserve stock	(893,800)	970,400
Loans originated or acquired	(174,963,324)	(137,308,880)
Principal collected on loans	114,083,214	118,447,387
Purchase of bank owned life insurance	—	(1,000,000)
Proceeds from disposal of premises and equipment	2,041	—
Purchase of premises and equipment	(3,516,067)	(2,418,841)
Proceeds from foreclosed real estate	—	1,733,045

Net cash used in investing activities	(68,329,547)	(7,710,756)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	57,768,858	38,969,588
Proceeds from long-term borrowings	24,000,000	—
Payments of long-term borrowings	(5,031,401)	(15,030,169)
Net decrease in short-term borrowings	(739,082)	(5,017,126)
Exercise of stock options	868,684	43,179
Excess tax benefits on stock-based compensation	51,880	28,192
Net change in unearned ESOP shares	156,373	(192,810)
Dividends paid	(1,184,324)	(1,062,064)
Redemption of common stock	(889,650)	(94,047)

Net cash provided by financing activities	75,001,338	17,644,743

INCREASE IN CASH AND CASH EQUIVALENTS	11,169,478	14,006,583

CASH AND CASH EQUIVALENTS — JANUARY 1	11,426,637	18,190,506

CASH AND CASH EQUIVALENTS — SEPTEMBER 30	$22,596,115	$32,197,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$13,069,941	$14,680,664

Income taxes	$2,223,625	$2,595,100

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
Issuance of common stock for payment of compensation	$140,088	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — NINE MONTHS ENDED SEPTEMBER 30, 2008
1.	BASIS OF PRESENTATION
General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2007 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2007 Annual Report. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2008 presentation.
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
Under SFAS 157, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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
Loans
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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

Assets and Liabilities Recorded At Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities, as of September 30, 2008, measured at fair value on a recurring basis.

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Description of Asset
Available-for-sale securities	$13,915,687	$—	$13,915,687	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2008 are included in the table below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Description of Asset
Impaired loans	$1,061,059	$—	$1,061,059	$—
4.	INCOME TAXES
The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings.
5.	EARNINGS PER SHARE
Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. For the nine months ended September 30, 2008, there were 21,711 shares excluded from the diluted earnings per share computation because inclusion of these options would be anti-dilutive. There were 21,811 shares excluded for the nine months ended September 30, 2007. For the three months ended September 30, 2008 there were 102,524 shares excluded from the diluted earnings per share computation because inclusion of these options would be anti-dilutive. There were 21,811 shares excluded for the three months ended September 30, 2007. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic	2,948,727	2,639,333	2,942,129	2,643,597
Diluted	3,061,223	2,833,367	3,066,034	2,836,440
6.	STOCK-BASED COMPENSATION
The Company maintains stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in Note 12 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2007. No compensation related expense associated with stock options has been recognized in the nine months ended September 30, 2008. $264,786 of compensation related expense was recognized in the nine months ended September 30, 2007.
The Company and the Bank currently maintain incentive plans, which provide for payments to be made in either cash, stock awards, or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock awards or options.
A summary of the options under the Company’s stock option plans as of September 30, 2008, and changes during the nine-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at December 31, 2007	428,619	$14.72
Granted	—	—
Exercised	(65,111)	11.19	884,230
Expired	—	—
Forfeited	(2,809)	20.04

Outstanding at September 30, 2008	360,699	$15.32	$1,484,697	3.5

Exercisable at September 30, 2008	360,699	$15.32	$1,484,697	3.5

As of September 25, 2008, the Board of Directors granted 5,837 shares of common stock to employees. These shares had a total market value of $140,088 or $24 per share. Compensation expense for these shares had previously been accrued and the award was in settlement of the liability.

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. Based on the previously mentioned interest rate calculation the current interest rate for the debentures and trust preferred securities is 4.52%. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.
On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. Based on the previously mentioned interest rate calculation the current interest rate for the debentures and trust preferred securities is 5.41% These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.
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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. The fair value option was not elected for any financial instrument as of September 30, 2008. The adoption of SFAS 159 on January 1, 2008 did not significantly impact the Company’s financial statements.
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

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, demand for our products and services, changes in laws and regulations applicable to the Company, changes in accounting principles and various other matters. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
The Bank serves the Southern Maryland area through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations. The Bank accepts demand and time deposits and uses these funds along with borrowings from the Federal Home Loan Bank (the “FHLB”) to fund loan originations to individuals, associations, partnerships and corporations. The Bank offers real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also offers commercial loans, including secured and unsecured loans. The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.
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
Management recognizes that the shift in the composition of the Bank’s loan portfolio away from residential first mortgage lending will increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently subjective and reflects management’s expectations as to future interest rates, economic conditions in the Southern Maryland area as well as individual borrower’s circumstances. Management believes that its allowance for loan losses is adequate to cover known and inherent losses in the loan portfolio. For further information on the Bank’s allowance for loan losses, see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2007.

During 2006 and 2007, the Federal Reserve increased its Federal Funds target rate to a multi-year peak on June 29, 2007. Since that time, it has become apparent that significant portions of the U.S. and world economies had large amounts of excessive leverage in multiple asset classes. In the U.S., housing, equity, and commodity markets have experienced significant devaluation. Also in the U.S., several of the leading investment banks and other financial institutions have been restructured, placed in government control, merged into stronger institutions or allowed to seek bankruptcy. The U.S. economy shrank during the third quarter of 2008. In response to the turmoil, the Federal Reserve, acting in concert with other central banks has aggressively cut rates, opened the discount window to non-traditional participants, made direct investments in companies and guaranteed debt of counter-parties and money funds. Currently interest rates on Federal Funds and Treasury Bills are both at extremely low levels but the difference or “spread” between treasury rates and other debt has increased dramatically. Retail deposit rates in particular have not declined in concert with the decline in Treasury rates. The relatively high rates paid on retail bank deposits have helped to decrease net interest margins at many banks.
The changes in interest rates and spreads have helped to create a challenging environment for the Company and the Bank. Depositors are demanding a significantly higher premium over comparable treasury interest rates. As a result the Bank’s use of deposit funding as a significant source of funding for its operations, this negatively impacts interest expense relative to interest income. In response to the profound challenges in the U.S. financial sector, the United States Treasury Department has started a Troubled Asset Repurchase Program or “TARP.” When it was originally announced, many observers believed that the TARP would primarily purchase illiquid assets of banks at prices that would reflect a longer-term economic value in excess of “market” prices. Shortly after the announcement of the program, it evolved into a program of direct investment into U.S. banks. Based upon published guidelines, funds from TARP will be used by the Treasury Department to purchase preferred stock in qualifying financial institutions. These preferred shares will have an initial dividend rate of 5% for five years. After this period, the dividend rate will increase to 9%. An award of warrants to buy the financial institution’s common stock would also accompany the investment. The amount of the warrants to be issued would be based upon 15% of the amount of the preferred stock issued to the Treasury. Acceptance of an investment under the TARP program would also place limits on certain compensation, dividend, and other practices. Based on preliminary estimates participation in the TARP could lead to the investment of between $5 and $15 million of capital to the Company and Bank. Management and the Board of the Company are evaluating participation in the TARP program.
SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Condensed Income Statement
Interest Income	$9,322,087	$9,941,838	$28,049,141	$29,203,917
Interest Expense	4,493,215	5,118,104	13,545,590	15,038,183
Net Interest Income	4,828,872	4,823,734	14,503,551	14,165,734
Provision for Loan Loss	462,622	304,845	617,367	659,288
Noninterest Income	632,305	1,761,048	1,978,344	2,864,188
Noninterest Expense	3,624,150	3,228,407	10,769,913	9,632,470
Income Before Income Taxes	1,374,405	3,051,530	5,094,615	6,738,164
Income Taxes	490,236	1,165,891	1,767,671	2,500,790
Net Income	884,169	1,885,639	3,326,944	4,237,374

Per Common Share
Basic Earnings	$0.30	$0.71	$1.13	$1.60
Diluted Earnings	$0.29	$0.67	$1.09	$1.49
Book Value	$17.26	$15.50	$17.26	$15.50
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net income for the nine-month period ended September 30, 2008 totaled $3,326,944 ($1.13 basic and $1.09 diluted earnings per share) compared to $4,237,374 ($1.60 basic and $1.49 diluted earnings per share) for the same period in the prior year. This decrease of $910,430, or 21.49%, was caused by a decrease in net gain on the sale of foreclosed assets and an increase in noninterest expenses. These factors were partially offset by an increases in net interest income and noninterest income other than the gain on sale of foreclosed assets and a decline in provision for loan losses. Earnings per share decreased at a slightly higher level as the decline in net income combined with an increase in average common shares outstanding.

	Nine Months Ended
	September 30,
	2008	2007	$ Change	%Change
Interest income	$28,049,141	$29,203,917	(1,154,776)	(3.95)%
Interest expense	13,545,590	15,038,183	(1,492,593)	(9.93)%

Net interest income	14,503,551	14,165,734	337,817	2.38%
Provision for loan losses	617,367	659,288	(41,921)	(6.36)%
For the nine-month period ended September 30, 2008, interest income declined due to lower rates earned on interest earning assets partially offset by higher average asset balances. The lower rates earned on assets were primarily the result of lower rates earned on loans with adjustable rates tied to indices such as the Prime rate or Treasury rates which decreased as the Federal Reserve Board cut the Federal Funds rate. Interest expense declined because of the decline in average interest rates paid on interest bearing liabilities. This decline was partially offset by higher average balances. The rates paid on deposits were affected by the decline in the Federal Funds target rate and the related effects on other short-term interest rates. The lower deposit rates were primarily for shorter-term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts. The rates on these accounts tend to decrease when the Federal Funds target rate decreases. Other deposits such as longer-term time deposits experienced smaller rate declines due to competitive pressures in the market.
Provision for loan losses decreased slightly for the nine months ended September 30, 2008. The decrease in the provision was based on a reduction in charge-offs and nonperforming loans, a negligible amount of delinquencies and the improved status of several large borrowers, leading to declines in the specific reserves for them. The Bank’s net charge-offs of loans declined from $149,627 for the nine months ended September 30, 2007 to $55,901 for the nine months ended September 30, 2008. In addition, non-accrual loans declined from $414,005 at December 31, 2007 to $84,070 at September 30, 2008. These factors were partially offset by overall economic and market conditions as well as higher loan growth. The loan portfolio growth in the first nine months of 2008 was $60,341,527, compared to $18,265,987 in the same period in 2007. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. Our reviews will include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended
	September 30,
	2008	2007	$ Change	%Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$363,658	$256,196	$107,462	41.95%
Gain on asset sale	2,041	—	2,041	N/A
Net gain on the sale of foreclosed property	—	1,272,161	(1,272,161)	(100.00)%
Income from bank owned life insurance	388,483	263,126	125,357	47.64%
Gain on sale of investment securities	—	16,912	(16,912)	(100.00)%
Service charges	1,224,162	1,055,793	168,369	15.95%

Total noninterest income	$1,978,344	$2,864,188	$(885,844)	(30.93)%

Loan appraisal, credit, and miscellaneous charges increased based upon changes in market conditions and an increase in loan originations. There were no sales of foreclosed property in 2008 as compared to two sales in 2007. The increase in income from bank owned life insurance reflects a higher average balance of bank owned life insurance in the current year. The change in gain on sale of investment securities reflects the sale of $233,743 in investment securities in 2007, compared to no investment sales in 2008. The increase in service charges reflects higher transaction account balances as well as increased fees.
The following table shows the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

NONINTEREST EXPENSE:
Salary and employee benefits	$6,174,825	$5,526,490	$648,335	11.73%
Occupancy	1,214,352	977,637	236,715	24.21%
Advertising	431,653	311,342	120,311	38.64%
Data processing	477,274	498,854	(21,580)	(4.33)%
Legal and professional fees	437,454	462,489	(25,035)	(5.41)%
Depreciation of furniture, fixtures, and equipment	413,139	474,373	(61,234)	(12.91)%
Telephone communications	59,375	71,005	(11,630)	(16.38)%
ATM expenses	247,137	225,366	21,771	9.66%
Office supplies	106,615	118,046	(11,431)	(9.68)%
Office equipment	41,534	37,910	3,624	9.56%

Other	1,166,555	928,958	237,597	25.58%

Total noninterest expenses	$10,769,913	$9,632,470	$1,137,443	11.81%

Salary and employee benefits costs increased because of increases in the number of personnel employed by the Bank and increased benefits costs. Employees were added to staff some administrative and sales positions as well as a new branch. In addition, the Bank’s average cost per employee has increased in the last year due to tight labor markets and the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch in 2008, rented temporary space in connection with the rebuilding of a branch, paid higher utility costs, and experienced increases in rental expenses on certain properties. Advertising expenses increased as the Bank continued to build its market share. The decrease in data processing expense reflects improved pricing in this area from certain vendors, as well as a credit from a vendor to settle previous pricing issues. Depreciation expense declined as many assets have been fully depreciated over the last year. ATM expenses reflect the replacement of older machines at some locations and additional usage of existing machines. Other expenses increased as a result of the increases in the Bank’s size in the last year.
Income tax expense decreased to $1,767,671, or 34.70% of pretax income, in the current year, from $2,500,790, or 37.11% of pretax income in the prior year. The lower effective tax rate was caused by a larger deferred tax asset triggered by an increase in Maryland tax rates as of January 1, 2008.
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the three-month period ended September 30, 2008 totaled $884,169 ($0.30 basic and $0.29 diluted earnings per share), compared to $1,885,639 ($0.71 basic and $0.67 diluted earnings per share) for the same period in the prior year. This decrease of $1,001,470, or 53.11%, was caused by a decrease in noninterest income related to the sale of foreclosed assets in 2007, an increase in noninterest expense and provision for loan losses, partially offset by higher noninterest income and a decrease in income tax expense.

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Interest income	$9,322,087	$9,941,838	(619,751)	(6.23)%
Interest expense	4,493,215	5,118,104	(624,889)	(12.21)%

Net interest income	4,828,872	4,823,734	5,138	0.11%
Provision for loan losses	462,622	304,845	157,777	51.76%
Interest income decreased due to declines in key interest rates including the LIBOR, Federal Funds rate, and the Prime rate. Interest earned on the loans and investments tied to these key rates similarly decreased. These decreases were partially offset by higher average balances. Interest expense decreased due to changes in key rates partially offset by higher average balances of deposits and borrowings for the period. Increases in the provision for loan losses were caused by the increasing risk in the loan portfolio due to general economic factors and increases in the average loan balances.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended
	September 30,
	2008	2007	$ Change	%Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$129,107	$83,520	$45,587	54.58%
Net gain on the sale of foreclosed property	—	1,205,733	(1,205,733)	—
Income from bank owned life insurance	101,994	97,430	4,564	4.68%
Service charges	401,204	374,365	26,839	7.17%

Total noninterest income	$632,305	$1,761,048	$(1,128,743)	(64.09)%

Loan appraisal, credit, and miscellaneous charges increased due to increased loan closings and additional fees charged. The decrease in the sale of foreclosed property was due to a major property sale of foreclosed property in 2007 that was not repeated in 2008. Service charges increased as the Bank has increased the number and balances of customer checking accounts, while also increasing certain fees. Income from bank owned life insurance increased as these assets had higher average balances in the three months ended September 30, 2008 than in the same period in the prior year.
The following table shows the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,052,810	$1,846,398	$206,412	11.18%
Occupancy	416,723	320,712	96,011	29.94%
Advertising	160,281	83,573	76,708	91.79%
Data processing	216,283	148,006	68,277	46.13%
Legal and professional fees	98,978	185,267	(86,289)	(46.58)%
Depreciation of furniture, fixtures, and equipment	141,859	190,076	(48,217)	(25.37)%
Telephone communications	16,898	26,422	(9,524)	(36.05)%
ATM expenses	83,685	81,598	2,087	2.56%

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Office supplies	32,140	39,969	(7,829)	(19.59)%
Office equipment	15,297	12,209	3,088	25.29%
Other	389,196	294,177	95,019	32.30%

Total noninterest expenses	$3,624,150	$3,228,407	$395,743	12.26%

Salary and employee benefits increased as the Bank added more employees to staff the new branch in Lusby, the new regional sales facility, and to handle a greater volume of business. Occupancy also increased as the Bank had added expenses for the new branch as well as the added expense of the temporary branch in Leonardtown. Advertising expenses increased as the Bank continued its advertising efforts to increase deposit and loan market share. Data processing expenses increased due to increased volume in the current period and a restructuring of certain charges in the prior year. Legal and professional fees decreased as the volume of work for certain professional services temporarily declined. We expect that the scope of services will return to normal levels in the fourth quarter. Depreciation expense decreased as some assets were fully depreciated in the prior quarter. Other expenses increased due to increases in certain costs including stationery, printing, and the increased use of background checks on prospective employees.
Income tax expenses decreased due to the decrease in pretax income and an increase in the amount of tax exempt income at the state and federal levels.
FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007	$ Change	% Change
Cash and due from banks	$1,905,111	$3,267,920	$(1,362,809)	(41.70)%
Federal Funds sold	1,055,967	885,056	170,911	19.31%
Interest-bearing deposits with banks	19,635,037	7,273,661	12,361,376	169.95%
Securities available for sale	13,915,687	9,144,069	4,771,618	52.18%
Securities held to maturity	91,053,022	92,687,603	(1,634,581)	(1.76)%
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,248,300	5,354,500	893,800	16.69%
Loans receivable — net of allowance for loan losses of $5,043,949 and $4,482,483, respectively.	513,955,660	453,614,133	60,341,527	13.30%
Premises and equipment, net	12,149,741	9,423,302	2,726,439	28.93%
Accrued interest receivable	3,091,366	3,147,569	(56,203)	(1.79)%
Investment in bank owned life insurance	10,423,633	10,124,288	299,345	2.96%
Other assets	4,014,398	3,483,733	530,665	15.23%

	$677,447,922	$598,405,834	$79,042,088	13.21%

Cash and due from banks declined as the Bank kept larger balances in Federal Funds and interest bearing deposits with banks. Federal Funds sold and interest-bearing deposits with banks increased due to seasonal fluctuations in certain large customer deposit accounts. This increase is expected to be temporary. The increase in available for sale investment securities was the result of additional securities purchased to collateralize certain deposits. The Bank’s holdings of Federal Reserve and Federal Home Loan Bank stock increased because the Bank has increased its borrowings from the Federal Home Loan Bank system, which increased its stock ownership requirements. The loan portfolio increased due to increases in the Bank’s portfolio of commercial real estate loans, residential mortgage and construction loans, and commercial lines of credit due to continued marketing activity. Details of the Bank’s loan portfolio are presented in the table below.

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Real Estate Loans
Commercial	$224,249,179	43.18%	$190,483,998	41.55%
Residential first mortgages	102,281,964	19.70%	90,931,572	19.83%
Residential construction	55,079,926	10.61%	50,577,491	11.03%
Second mortgage loans	25,273,277	4.87%	24,649,581	5.38%
Commercial lines of credit	88,724,764	17.09%	75,247,410	16.41%
Consumer loans	2,260,240	0.44%	2,464,594	0.54%
Commercial equipment	21,422,729	4.13%	24,113,223	5.26%

	519,292,079	100.00%	458,467,869	100.00%

Less:
Deferred loan fees	292,470	0.06%	371,253	0.08%
Allowance for loan losses	5,043,949	0.97%	4,482,483	0.98%

	5,336,419		4,853,736

	$513,955,660		$453,614,133

At September 30, 2008, the Bank’s allowance for loan losses totaled $5,043,949, or 0.97% of loan balances, as compared to $4,482,483, or 0.98% of loan balances, at December 31, 2007. Management believes that the allowance is adequate to cover known and inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Additional loan information for prior years is presented in the Company’s Form 10-K.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Beginning Balance	$4,482,483	$3,783,721
Charge Offs	57,368	149,821
Recoveries	1,467	194

Net Charge Offs	55,901	149,627
Additions Charged to operations	617,367	659,288

Balance at the end of the period	$5,043,949	$4,293,382

     The following table provides information with respect to our nonperforming loans at the dates indicated.

	Balances as of	Balances as of
	September 30, 2008	December 31, 2007

Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a nonaccrual basis	$84,070	$414,005

Total non-performing loans	$84,070	$414,005

Non-performing loans to total loans	0.02%	0.09%

Allowance for loan losses to non- performing loans	5,999.70%	1,082.71%

As of September 30, 2008 and December 31, 2007, $1,463,979 and $754,700, respectively, in loans were considered impaired under SFAS 114. Loans on which the recognition of interest has been discontinued, which were not included within the scope of SFAS 114, amounted to approximately $84,070 and $414,005 as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008	December 31, 2007	$ Change	%Change
Liabilities
Noninterest-bearing deposits	$43,514,650	$48,041,571	$(4,526,921)	(9.42)%
Interest-bearing deposits	459,248,223	396,952,444	62,295,779	15.69%

Total deposits	502,762,873	444,994,015	57,768,858	12.98%
Short-term borrowings	816,241	1,555,323	(739,082)	(47.52)%
Long-term debt	104,974,107	86,005,508	18,968,599	22.06%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	5,996,656	5,003,912	992,744	19.84%

Total liabilities	$626,549,877	$549,558,758	$76,991,119	14.01%

Deposit balances increased due to the Bank’s continuing efforts to increase its market share through advertising, branch improvements, and other marketing efforts. Non-interest bearing deposits decreased during the nine-month period ended September 30, 2008. The Bank also chose to increase its long-term debt due to favorable rates and terms offered.
Stockholders’ Equity

	September 30, 2008	December 31, 2007	$ Change	% Change
Common stock	$29,487	$29,100	$387	1.33%
Additional paid in capital	17,254,950	16,914,373	340,577	2.01%
Retained earnings	33,911,068	32,303,353	1,607,715	4.98%
Accumulated other comprehensive loss	(37,185)	(73,097)	35,912	(49.13)%
Unearned ESOP shares	(260,275)	(326,653)	66,378	(20.32)%

Total stockholders’ equity	$50,898,045	$48,847,076	$2,050,969	4.20%

Common stock and additional paid in capital increased due to the exercise of options partially offset by stock repurchased during the quarter. Retained earnings increased because of earnings, partially offset by the repurchase of 9,533 shares at a cost of $220,150 and a dividend of $0.40 per share. Book value per share slightly increased from $16.79 per share to $17.26 reflecting the change in overall equity offset by the increase in the number of outstanding shares.

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
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities, and proceeds from sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2008, the maximum available under this line was $236,036,028, while outstanding advances totaled $104,974,107. In order to draw on this line, the Bank must have sufficient collateral. Qualifying collateral includes residential one-to-four- family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At September 30, 2008, the Bank had pledged collateral sufficient to draw $166,347,000 under the line. In addition, the Bank has established other lines of credit totaling $18,313,252. In addition to these lines of credit, the Bank has available, additional securities which are currently unpledged. The Federal Home Loan Bank established that the pledging of these securities would increase its available line of credit by $12.3 million.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of September 30, 2008 totaled $22,596,115, an increase of $11,169,478 or 97.75%, from the December 31, 2007 total of $11,426,637. This increase was due to seasonal increases in certain customers’ deposit accounts. We expect that total cash will return to levels more consistent with December 31, 2007 level. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first nine months of 2008, all financing activities provided $75,001,338 in cash compared to $17,644,743 for the first nine months of 2007. The increase in cash flows from financing activities during the most recent period was principally due to increases in net long-term borrowings and deposits. In the first nine months of 2007, the Company made principal payments on long-term debt of $15,030,169 with no proceeds from long-term borrowings. In the first nine months of 2008, the Company had proceeds from long-term debt of $24,000,000 offset by payments of $5,031,401. In the first nine months of 2008, the Company decreased short-term debt by $739,082 compared to a decrease of $5,017,126 for the same period in the prior year. During the first three quarters of 2008, net deposit growth was $57,768,858 compared to $38,969,588 in 2007. Operating activities provided cash of $4,497,687 in the first three quarters of 2008 compared to $4,072,596 in the first three quarters of 2007.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the nine-month period ended September 30, 2008, the Bank invested a total of $68,329,547 compared to $7,710,756 in 2007. The principal reasons for the increase in cash used in investing activities was an increase in the amount of loan originations, a decline in principal collected on loans, an increase in investment securities purchased and a decrease in the proceeds from maturities and principal payments of investment securities.
In 2007, the Bank began constructing a regional facility that houses a retail bank branch, certain loan support staff, information technology facilities, and other administrative, support and sales personnel. The total cost of construction of the facility was $4.5 million. The retail branch opened in September of 2008.

REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At September 30, 2008, the Bank’s tangible, leverage and risk-based capital ratios were 9.19%, 11.28% and 12.23%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized. The Company is also subject to capital requirements of the Federal Reserve Board. At September 30, 2008, the Company’s tangible, leverage and risk-based capital ratios were 9.48%, 11.62% and 12.56%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.
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
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.
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
There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2008.

				(d)
			(c)	Maximum
	(a)		Total Number of	Number of Shares
	Total	(b)	Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plan or	Plans or
Period	Purchased	per Share	Programs	Programs

July 1-31, 2008	1,207	$21.98	1,207	23,714
August 1-31, 2008	—	—	—	23,714
September 1-30, 2008	—	—	—	147,435

Total	1,207	$21.98	1,207

On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The previous program announced on October 25, 2004, which had 23,714 shares remaining, was terminated, on September 25, 2008.
ITEM 3 — DEFAULT UPON SENIOR SECURITIES
None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5 — OTHER INFORMATION
None

ITEM 6 — EXHIBITS
Exhibit 31 Rule 13a-14(a) Certifications
Exhibit 32 Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: November 12, 2008	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date: November 12, 2008	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer