Form 10-K
period 2008-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2009-03-09
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $55.3 million based on the closing price ($24.00 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.
Number of shares of common stock outstanding as of March 4, 2009: 2,947,759
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2008. (Part II)

2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

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
     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which Tri-County Financial Corporation operates, as well as nationwide, Tri-County Financial Corporation’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Tri-County Financial Corporation assumes no obligation to update any forward-looking statement after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Item 1. Business
     Tri-County Financial Corporation (the “Company”) is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Bank was originally organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted its current name. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
     The Bank serves the Southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Lusby, Charlotte Hall, Prince Frederick and Lexington Park, Maryland. The Bank operates eighteen automated teller machines (“ATMs”) including eight stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
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
Market Area
     The Bank considers its principal lending and deposit market area to consist of the Southern Maryland counties of Charles, Calvert and St. Mary’s. These counties have experienced significant population growth during the past decade due to their proximity to the growing Washington, DC and Baltimore metropolitan areas. Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs.

In addition, the area has experienced rapid growth in businesses and federal facilities located in the area. Major federal facilities include the Patuxent Naval Air Station in St. Mary’s County. The Patuxent Naval Air Station has undergone significant expansion in the last several years and is projected to continue to expand for several more years.
     In the last several years, residential housing and population growth in the Tri-County area has been constrained by certain government policies designed to limit growth. Growth has also been dampened as the demand for new housing in the Tri-County area has fallen as the overall housing market has fallen. Future regulatory events may adversely affect the Bank’s loan growth.
Competition
     The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area. There are currently 15 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked third in deposit market share in the Tri-County area as of June 30, 2008, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax-deferred retirement programs, brokerage services, and safe deposit boxes. The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.
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
     Residential First Mortgage Loans. Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.
     The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $95.3 million as of December 31, 2008. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2008, the Bank serviced $21.7 million in residential mortgage loans for others.
     The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index.

As of December 31, 2008, the Bank had $9.3 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.
     The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans and loans secured by something other than residential real estate are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.
     All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.
     Commercial Real Estate and Other Non-Residential Real Estate Loans. The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest single component of the Bank’s loan portfolio. Commercial real estate loans amounted to $236.4 million, or 43.1%, of the loan portfolio at December 31, 2008. This was an increase in both absolute size and as a percentage of the loan portfolio. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and frequently participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans, as well as its construction loans discussed below, are secured by real estate located in the Bank’s primary market area. At December 31, 2008, the largest outstanding commercial real estate loan was a $5.9 million loan, which is secured by an office building. This loan was performing according to its terms at December 31, 2008.
     Loans secured by commercial real estate are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Environmental surveys are generally required for commercial real estate loans over $250,000.
     Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one-to-four family dwellings. Construction loans totaled $20.3 million at December 31, 2008. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction and land development loans to home building and real estate development companies. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction or development. The Bank will typically lend up to the lower of 80% of the appraised value or purchase price.

     In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $37.3 million at December 31, 2008. Bank policy requires that zoning and permits must be in place prior to making development loans.
     The Bank’s ability to originate all types of construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. As demand for newly constructed housing has fallen, the Bank’s growth in these loans has slowed. Although construction and development loan balances grew in 2008 compared to 2007, their percentage of the total loan portfolio fell from 11.03% at December 31, 2007 to 10.50% at December 31, 2008. If the demand for new houses in the Bank’s market areas continues to decline, the Bank may be forced to reduce this portion of its loan portfolio. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. There can be no assurance of the Bank’s ability to continue growth and profitability in its construction lending activities in the event of such a decline.
     Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is dependent on the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market has made it increasingly difficult to ensure the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.
     Home Equity and Second Mortgage Loans. The Bank has maintained a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $17.4 million at December 31, 2008, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $8.0 million at December 31, 2008; are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.
     These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk has been heightened as the market value of residential property has declined. The Bank is monitoring property values on its second mortgages and is lowering credit availability where prudent. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk posed by these loans at the current time.
     Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan services including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. This portion of our portfolio has grown rapidly in the last several years, growing from $37.5 million and 12.8% of the portfolio at December 31, 2004 to $101.9 million and 18.6% of the overall loan portfolio at December 31, 2008. When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flow of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.

Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2008, the largest outstanding commercial loan was $9.5 million, which was secured by commercial real estate, cash and investments. This loan was performing according to its terms at December 31, 2008.
     Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon direct loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $2.0 million at December 31, 2008. The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.
     Commercial Equipment Loans. The Bank also maintains a commercial equipment financing portfolio. Commercial equipment loans totaled $20.5 million, or 3.7% of the total loan portfolio, at December 31, 2008. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral and the borrower’s ability to repay the loans from income. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real Estate Loans
Commercial	$236,410	43.11%	$190,484	41.55%	$181,933	42.63%	$170,096	45.53%	$137,983	47.07%
Residential first mortgage	104,607	19.07%	90,932	19.83%	80,781	18.93%	73,628	19.71%	59,087	20.16%
Construction and land development	57,565	10.50%	50,577	11.03%	41,715	9.77%	31,450	8.42%	17,598	6.00%
Home equity and second mortgage	25,412	4.63%	24,650	5.38%	24,572	5.76%	25,884	6.93%	23,925	8.16%
Commercial loans	101,936	18.59%	75,247	16.41%	76,651	17.96%	52,651	14.09%	37,495	12.79%
Consumer loans	2,046	0.37%	2,465	0.54%	2,813	0.66%	3,128	0.84%	3,463	1.18%
Commercial equipment	20,458	3.73%	24,113	5.26%	18,288	4.29%	16,742	4.48%	13,596	4.64%

Total loans	548,434	100.00%	458,468	100.00%	426,754	100.00%	373,579	100.00%	293,147	100.00%

Less: Deferred loan fees	311		371		490		604		764
Loan loss reserve	5,146		4,482		3,784		3,383		3,058

Loans receivable, net	$542,977		$453,614		$422,480		$369,592		$289,325

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
     Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the President having approval authority up to $1.25 million, Chief Lending Officer $1.0 million, and the Chief Credit Officer $750,000. The individual lending authority of the other lenders is set by management and based on their individual abilities. The loan approval authorities of the President, Chief Lending Officer and the Chief Credit Officer may be combined and a minimum of at least two of the three need to be present in an officers’ loan committee to approve loans up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of all three members may unanimously approve loans to relationships in excess of the $2.0 million up to the legal limit with a later ratification by the Board Credit Review Committee. A loan committee consisting of at least three board members of the Board (the “Credit Review Committee”) ratifies all commercial real estate loans and approves or renews all loans to relationships that exceed $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes
     Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. However, no mortgage loans were sold by the Bank in 2008. To comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders. The Bank sold $2.3 million in participations in 2008. The Bank also routinely buys portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary. The Bank purchased $1.3 million in participations in 2008. Purchased loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.
     Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $10.3 million to any one borrower at December 31, 2008. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $12.4 million to any one borrower at December 31, 2008. At December 31, 2008, the largest amount outstanding to any one borrower and his or her related interests was $11.3 million.
     Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2008 were approximately $31.8 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2008	December 31, 2008	December 31, 2008
	(In thousands)
Real Estate Loans
Commercial	$48,929	$44,578	$142,903
Residential first mortgage	5,141	17,656	81,810
Construction and land development	55,445	2,120	—
Home equity and second mortgage	15,883	2,973	6,556
Commercial lines of credit	101,936	—	—
Consumer loans	702	1,036	308
Commercial equipment	6,197	10,501	3,760

Total loans	$234,233	$78,864	$235,337

     The following table sets forth the dollar amount of all loans due after one year from December 31, 2008, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Real Estate Loans
Commercial	$31,576	$155,905	$187,481
Residential first mortgage	92,006	7,460	99,466
Construction and land development	—	2,120	2,120
Home equity and second mortgage	9,530	—	9,530
Commercial lines of credit	—	—	—
Consumer loans	1,343	—	1,343
Commercial equipment	14,261	—	14,261

	$148,716	$165,485	$314,201

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
     Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes more than 180 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due or when the loan’s condition puts the timely repayment of principal and interest in doubt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of the loan.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had no foreclosed real estate at December 31, 2008.
Delinquent and Nonaccrual Loans. The following table sets forth information with respect to the Bank’s non-performing loans for the dates indicated. As of December 31, 2008, the Bank had loans in the amount of $1,743,000 considered impaired loans within the meaning of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures” and no accruing loans that are contractually past due 90 days or more and no troubled debt restructurings.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	$1,208	$—	$390	$—	$—
Residential first mortgage	—	274	273	273	273
Construction and land development	1,840	—	—	—	—
Home equity and second mortgage	—	—	—	53	—
Commercial loans	903	60	303	258	393
Consumer loans	148	80	80	7	9
Commercial equipment	837	—	—	—	—

Total	4,936	414	1,046	591	675

Total non-performing loans	$4,936	$414	$1,046	$591	$675

     During the year ended December 31, 2008, gross interest income of $479,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2008, the Company recognized $254,000 in interest on these loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$4,482	$3,784	$3,383	$3,058	$2,573

Charge-offs:
Real Estate Loans
Commercial	—	29	—	—	—
Construction and land development	287	—	—	—	—
Home equity and second mortgage	—	—	—	—	—
Commercial loans	202	73	—	3	1
Consumer loans	67	56	8	2	3
Commercial equipment	83	—	—	4	14

Total Charge-offs:	639	158	8	9	17

Recoveries:
Residential first mortgage	—	—	—	—	33
Consumer loans	2	2	3	—	9
Commercial equipment	—	—	—	5	8

Total Recoveries	2	2	3	5	49

Net charge-offs	637	156	5	4	(32)

Provision for Possible Loan Losses	1,301	855	406	329	453

Balance at End of Period	$5,146	$4,482	$3,784	$3,383	$3,058

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent of
		of Loans		of Loans		of Loans		of Loans		Loans in
		in Each		in Each		in Each		in Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real Estate Loans
Commercial	$2,009	43.11%	$1,739	41.55%	$1,479	42.63%	$1,466	45.53%	$1,909	47.07%
Residential first mortgage	105	19.07%	266	19.83%	97	18.93%	73	19.71%	59	20.16%
Construction and land development	1,295	10.50%	1,125	11.03%	662	9.77%	502	8.42%	132	6.00%
Home equity and second mortgage	102	4.63%	98	5.38%	104	5.76%	109	6.93%	120	8.16%
Commercial loans	1,248	18.59%	930	16.41%	1,135	17.96%	709	14.09%	530	12.79%
Consumer loans	43	0.37%	96	0.54%	126	0.66%	124	0.84%	138	1.18%
Commercial equipment	344	3.73%	228	5.26%	181	4.29%	400	4.48%	170	4.64%

Total allowance for loan losses	$5,146	100.00%	$4,482	100.00%	$3,784	100.00%	3,383	100.00%	3,058	100.00%

     The Bank closely monitors the loan payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the loan portfolio, the Bank’s historical loss experience, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when the uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2008 Annual Report to Stockholders.
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
     The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2008, 2007, and 2006, their estimated fair value was $124 million, $106 million, and $112 million, respectively.

	(In thousands)
	At December 31,
	2008	2007	2006
Asset-backed securities:
Freddie Mac and Fannie Mae	$93,049	$72,072	$72,602
Other	25,150	25,283	29,956

Total asset-backed securities	118,199	97,355	102,558

Corporate Equity Securities	157	251	342
Bond mutual funds	3,560	3,390	3,262
Treasury bills	1,000	799	800
Other Investments	17	37	145

Total investment securities	122,933	101,832	107,107
FHLB and Federal Reserve Bank stock	6,453	5,355	6,100

Total investment securities and FHLB and Federal Reserve Bank stock	$129,386	$107,187	$113,207

     The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2008 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Investment securities available for sale:
Corporate equity securities	$156	1.12%	$—	0.00%	$—	0.00%	$—	0.00%
Asset-backed securities	2,053	5.30%	5,146	5.27%	2,445	5.36%	570	5.92%
Mutual Funds	3,503	4.19%	—	0.00%	—	0.00%	—	0.00%

Total investment securities available for sale	$5,712	4.51%	$5,146	5.27%	$2,445	5.36%	$570	5.92%

Investment securities held-to- maturity:
Asset-backed securities	$36,205	5.12%	$54,646	5.12%	$15,459	5.37%	$1,385	6.29%
Treasury bills	1,000	0.22%	—	0.00%	—	0.00%	—	0.00%
Other investments	—	0.00%	17	3.26%	—	0.00%	—	0.00%

Total investment securities held-to-maturity	$37,205	4.99%	$54,663	5.12%	$15,459	5.37%	$1,385	6.29%

     The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors, are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity.
Deposits and Other Sources of Funds
     General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and nine branches in the Southern Maryland area. Total deposits were $525.2 million as of December 31, 2008. The Bank uses borrowings from the FHLB of Atlanta, reverse repurchase agreements, and other sources to supplement funding from deposits.
     Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of JEANIE, Cirrus and STAR ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2008 the Bank obtained $61.4 million in deposits from deposit brokers compared to $23.4 million at December 31, 2007.

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Year Ended December 31,
	(Dollars in thousands)
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$26,434	0.59%	$28,391	0.97%	$34,570	1.18%
Interest-bearing demand and money market accounts	132,512	1.75%	137,001	3.00%	104,410	2.92%
Certificates of deposit	268,363	3.93%	222,769	4.72%	204,675	4.21%

Total interest-bearing deposits	427,310		388,161	3.84%	343,655	3.51%

Noninterest-bearing demand deposits	42,955		45,969		42,030

	$470,265	2.77%	$434,130	3.43%	$385,685	3.13%

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of more than $100,000 by time remaining until maturity as of December 31, 2008.

Certificates
of Deposit
Maturity Period	(In thousands)
Three months or less	$36,310
Three through six months	12,779
Six through twelve months	35,650
Over twelve months	30,928

Total	$115,667

     Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s residential mortgage loans, and its eligible investments. Generally the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 40% of assets. In addition to advances the Bank uses reverse repurchase agreements to enhance its funding. Other short-term debt consists of notes payable to the U.S. Treasury on treasury, tax and loan accounts. Long-term borrowings consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. The table below sets forth information about borrowings for the years indicated.

	At or for the Year Ended December 31,
	(dollars in thousands)
	2008	2007	2006

Long-term debt
Long-term debt outstanding at end of period	$104,963	$86,005	$96,046
Weighted average rate on outstanding long-term debt at end of period	3.81%	4.45%	4.42%
Maximum outstanding long-term debt of any month end	104,998	96,042	108,078
Average outstanding long-term debt, during period	102,112	86,993	101,520
Approximate average rate paid on long-term debt during period	4.09%	4.49%	4.42%
Short-term debt
Short-term debt outstanding at end of period at end of period	$1,522	$1,555	$6,568
Weighted average rate on short-term debt at end of period	1.83%	3.58%	5.08%
Maximum outstanding short-term debt at any month end during period	$20,943	$5,555	$37,590

Average outstanding short-term debt	4,355	2,902	18,129
Approximate average rate paid on short-term debt	3.59%	3.51%	4.99%
     For more information regarding the Bank’s borrowings, see Note 9 of Notes to Consolidated Financial Statements.

Subsidiary Activities
     Under the Maryland Financial Institutions Code, commercial banks may invest in service corporations and in other subsidiaries that offer the public a financial, fiduciary or insurance service. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation was inactive until 2001. At that time, the Bank transferred a property that was acquired by deed in lieu of foreclosure to this subsidiary in order to complete development of this parcel. This parcel was subsequently sold in 2007. In August 1999, the Bank formed a wholly-owned subsidiary, Tri-County Investment Corporation to hold and manage a portion of the Bank’s investment portfolio. Tri-County Investment Corporation was dissolved in November 2007.
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
     Capital Requirements. The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $500 million or more. As of December 31, 2008, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.
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
     The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities, including with respect to the classification of assets and the establishment of loss reserves for regulatory purposes. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company. The following discussion summarizes certain regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

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

A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2008, the Bank was well capitalized as defined by the FRB’s regulations.
     Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FRB to approve interstate branching by merger by state member banks in any state that did not opt out and de novo in states that specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.
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
     Insurance of Deposit Accounts. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has proposed further refinements to its risk-based assessment system that would be effective April 1, 2009 and would effectively make the range eight to 77 1/2 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.
     Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and Company opted to not participate in the unsecured debt guarantee program. Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.
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
     The FRB has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of capital directive or a cease and desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

Personnel
     As of December 31, 2008, the Bank had 117 full-time employees and eight part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.
Executive Officers of the Registrant
     The executive officers of the Company are as follows:
     Michael L. Middleton (61 years old) is Chairman, President and Chief Executive Officer of the Company and the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. From January 1996 to December 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, serving as Chairman of the Board from January 2004 to December 2004. He also served as its Board Representative to the Council of Federal Home Loan Banks. Mr. Middleton has served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, since January 2004. He also serves on several philanthropic and civic boards. He is a trustee for the College of Southern Maryland and Chairman of the Board of the Energetics Technology Corporation.
     Gregory C. Cockerham (53 years old) joined the Bank in November 1988 and has served as Chief Lending Officer since 1996. Before his appointment as Executive Vice President in 2000, Mr. Cockerham served as Vice President of the Bank. Mr. Cockerham has been in banking for 30 years. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in Charles County.
     William J. Pasenelli (50 years old) joined the Bank as Chief Financial Officer in April 2000. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.
     James M. Burke (40 years old) joined the Bank in 2006. He serves as the Bank’s Executive Vice President — Chief Credit Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has 17 years of banking experience. Mr. Burke is chairman of the board of directors of Civista Medical Center and is active in other civic groups.
     James F. DiMisa (49 years old) joined the Bank in 2006. He serves as Executive Vice President- Chief Operating Officer. Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups.

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
Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.
     When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses amounted to 0.94% of total loans outstanding and 104% of nonperforming loans at December 31, 2008. Our allowance for loan losses at December 31, 2008, may not be sufficient to cover future loan losses. We may be required to build reserves, thus reducing earnings.
Certain interest rate movements may hurt our earnings.
     During 2007, short-term market interest rates (which we use as a guide to price our deposits) rose from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the interest yield curve had a negative impact on our interest rate spread and net interest margin, which reduced our profitability in 2007. In 2008, short-term rates fell during the last quarter of the year at an unprecedented pace. This rapid decline in rates at the end of 2008 decreased yields on certain types of lending. This downward pressure on loan yields generally was not matched by the same amount of decline in interest rates paid on funding sources such as deposits and advances due to market and contractual conditions. These rapid changes in interest rates negatively affected margins in 2008.
Our increased emphasis on commercial and construction lending may expose us to increased lending risks.
     At December 31, 2008, our loan portfolio consisted of $236.4 million, or 43.1%, of commercial real estate loans, $57.6 million, or 10.5%, of construction and land development loans, $101.9 million, or 18.6%, of commercial business loans and $20.5 million, or 3.7%, of commercial equipment loans. We intend to increase or maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.
     As part of the transaction, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the President signed the American Recovery and Reinvestment Act of 2009 into law, which provided more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.
The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.
     The terms of agreement in which we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future. The President signed the American Recovery and Reinvestment Act of 2009, which placed more stringent limits were placed on executive compensation, including a prohibition on the payment of bonuses or severance and a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote. We have no assurances that further changes in the terms of the transaction will not occur in the future. Such changes may place further restrictions on our business or results of operation, which may adversely affect the market price of our common stock.
Strong competition within our market area could hurt our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2007, we held 13.4% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the third largest market share of deposits out of the 15 financial institutions which held deposits in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
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
     Because the majority of our borrowers and depositors are individuals and businesses located and doing business in Southern Maryland, our success depends, to a significant extent, upon economic conditions in Southern Maryland. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2008.

	Year Facility	Leased	Date of	Approximate
Office	Commenced	Or	Lease	Square
Location	Operation	Owned	Expiration	Footage
Main Office:	1974	Owned	—	16,500
3035 Leonardtown Road Waldorf, Maryland

Branch Offices:	1992	Owned	—	2,500
22730 Three Notch Road Lexington Park, Maryland

25395 Point Lookout Road	1961	Owned	—	13,000
Leonardtown, Maryland

101 Drury Drive	2001	Owned	—	2,645
La Plata, Maryland

10321 Southern Maryland Boulevard	1991	Leased	2009	2,500
Dunkirk, Maryland

8010 Matthews Road	1996	Owned	—	2,500
Bryans Road, Maryland

20 St. Patrick’s Drive	1998	Leased (Land)	—	2,840
Waldorf, Maryland		Owned (Building)

30165 Three Notch Road	2001	Leased (Land)	2026	2,800
Charlotte Hall, Maryland		Owned (Building)

200 Market Square	2005	Leased (Land)	2028	2,800
Prince Frederick, Maryland		Owned (Building)

11725 Rousby Hall Road	2008	Leased(Land)	2028	2,800
Lusby, Maryland		Owned (Building)

Item 3. Legal Proceedings
     Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Price and Dividends on Registrant’s and Related Stockholder Matters.
     The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.
Stock Performance Graph.
     Not required as the Company is a smaller reporting company.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the Most Recent Fiscal Quarter.

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 2008
Beginning date: October 1
Ending date: October 31	—	$—	—	147,435
November 2008
Beginning date: November 1
Ending date: November 30	6,952	17.09	6,952	140,483
December 2008
Beginning date: December 1
Ending date: December 31	337	16.15	337	140,146

Total	7,289	$17.05	7,289	140,146

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
(c)	Changes to Internal Control Over Financial Reporting
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders Item 1 — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 — Business — Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.
     For information regarding compliance with Section 16(a) of the Exchange Act, the cover page of this Annual Report on Form 10-K and the information contained under the section captioned “Other Information Relating to Directors and Executive Officers Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

     For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Ethics” in the Proxy Statement is incorporated by reference. A copy of the code of ethics and business conduct is filed as Exhibit 14 hereto.
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
(c) Changes in Control
     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the registrant.
(d) Equity Compensation Plan Information
     The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants. In 2005, the 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors expired. In 2005, the stockholders approved the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2008.

			(c)
	(a)		Number of securities remaining
	Number of securities to be	(b)	available for future issuance
	issued	Weighted average exercise	under equity compensation plans
	upon exercise of outstanding	price of outstanding options,	(excluding securities reflected in
Plan Category	options, warrants, and rights	warrants, and rights	column (a))
Equity plans approved by security holders	294,604	$15.95	133,488

Equity compensation plans not approved by security holders (1)	58,613	$13.19

Total	353,217	$15.49	133,488

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.

Item 13. Certain Relationships, Related Transactions and Director Independence
     The information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures for Approval and Related Parties Transactions and Relationships and Transactions with the Company and the Bank” in the Proxy Statement is incorporated herein by reference.
     For information regarding director independence, the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement is incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters — Audit Fees an Pre Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) List of Documents Filed as Part of this Report
     (1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 7 hereof:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2008 and 2007
     Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007
     Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
     Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Tri-County Financial Corporation (1)
3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)
4.1	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Tri-County Financial Corporation (12)
4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (12)
4.3	Warrant to Purchase 777.00777 Shares of Common Stock of Tri-County Financial Corporation (12)
4.4	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Tri-County Financial Corporation (12)
4.5	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (12)
10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (3)
10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (3)
10.3*	Employment Agreement with Michael L. Middleton (4)
10.4*	Executive Incentive Compensation Plan (3)

No.	Description
10.5*	Executive Compensation Plan 2003 Amendment (5)
10.6*	Retirement Plan for Directors (6)
10.7*	Split Dollar Agreements with Michael L. Middleton (3)
10.8*	Split Dollar Agreement with William J. Pasenelli (7)
10.9*	Salary Continuation Agreement with Michael L. Middleton (5)
10.10*	Salary Continuation Agreement with Gregory C. Cockerham (4)
10.11*	Salary Continuation Agreement with William J. Pasenelli (4)
10.12*	Tri-County Financial Corporation 2005 Equity Compensation Plan (8)
10.13*	Community Bank of Tri-County Executive Deferred Compensation Plan (6)
10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor (9)
10.15*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor (9)
10.16*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan (10)
10.17	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Tri-County Financial Corporation and United States Department of the Treasury (12)
10.18	Form of Waiver executed by each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli (12)
10.19*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli (12)
10.20*	First Amendment to the Salary Continuation Agreement with Michael L. Middleton
13	Annual Report to Stockholders for the year ended December 31, 2008
14	Code of Ethics (11)
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company, Independent Registered Public Accounting Firm
31.1	Rule 13a-14a Certification of Chief Executive Officer
31.2	Rule 13a-14a Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)	Incorporated by reference to Appendix A in the definitive proxy statement (File No. 000-18279) filed with the Securities and Exchange Commission on April 11, 2005.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(12)	Incorporated by reference to the Registrants Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from this Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: March 9, 2009	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli

	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 9, 2009		Date: March 9, 2009

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.

	C. Marie Brown		Herbert N. Redmond, Jr.
	Director		Director

Date: March 9, 2009		Date: March 9, 2009

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.

	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 9, 2009		Date: March 9, 2009

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd

	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 9, 2009		Date: March 9, 2009

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.

	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 9, 2009		Date: March 9, 2009