Form 10-K/A
period 2008-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2009-04-20
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $55.3 million based on the closing price ($24.00 per share) at which the common stock, $0.01 par value, was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.
Number of shares of common stock outstanding as of March 4, 2009: 2,947,759
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2008. (Part II)

2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

Explanatory Note
     This Form 10-K/A is being filed by Tri-County Financial Corporation to file exhibits that were inadvertently omitted from the Form 10-K filed on March 9, 2009. There were no other changes to the Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-10.4
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-31.1
EX-31.2
EX-32

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) List of Documents Filed as Part of this Report
     (1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 7 in the Form 10-K filed on March 9, 2009:
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
     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Tri-County Financial Corporation (1)

3.2	Amended and Restated Bylaws of Tri-County Financial Corporation (2)

4.1	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Tri-County Financial Corporation (3)

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.3	Warrant to Purchase 777.00777 Shares of Common Stock of Tri-County Financial Corporation (3)

4.4	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Tri-County Financial Corporation (3)

4.5	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (3)

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended (4)

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended (4)

10.3*	Employment Agreement with Michael L. Middleton (5)

10.4*	Executive Incentive Compensation Plan, as amended and restated

10.5*	Retirement Plan for Directors (6)

10.6*	Split Dollar Agreement with Michael L. Middleton (4)

2

No.	Description

10.7*	Split Dollar Agreement with William J. Pasenelli (7)

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003 (8)

10.9*	Salary Continuation Agreement with Gregory C. Cockerham dated August 21, 2006 (5)

10.10*	Salary Continuation Agreement with William J. Pasenelli dated August 21, 2006 (5)

10.11*	Tri-County Financial Corporation 2005 Equity Compensation Plan (9)

10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan (6)

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor (10)

10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor (10)

10.15*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan (11)

10.16	Letter Agreement and related Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Tri-County Financial Corporation and United States Department of the Treasury (3)

10.17	Form of Waiver executed by each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli (3)

10.18*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli (3)

10.19*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003 with Michael L. Middleton (12)

10.20*	First Amendment to the Salary Continuation Agreement dated August 21, 2006 with Gregory Cockerham

10.21*	Second Amendment to the Salary Continuation Agreement dated August 21, 2006 with Gregory Cockerham

10.22*	First Amendment to the Salary Continuation Agreement dated August 21, 2006 with William Pasenelli

10.23*	Second Amendment to the Salary Continuation Agreement dated August 21, 2006 with William J. Pasenelli

10.24*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County dated September 6, 2003, as amended on December 22, 2008

10.25*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008

13	Annual Report to Stockholders for the year ended December 31, 2008 (12)

14	Code of Ethics (13)

21	Subsidiaries of the Registrant (12)

23	Consent of Stegman & Company, Independent Registered Public Accounting Firm (12)

31.1	Rule 13a-14a Certification of Chief Executive Officer

31.2	Rule 13a-14a Certification of Chief Financial Officer

3

No.	Description

32	Certification pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 33-31287).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Incorporated by reference to the Registrants Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to Appendix A in the definitive proxy statement (File No. 000-18279) filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from this Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

4

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION
Date: April 16, 2009	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer (Duly Authorized Representative)