Form 10-Q
period 2009-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2009-05-12
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
(301)645-5601
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 24, 2009 the registrant had 2,967,377 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2009 AND DECEMBER 31, 2008 (UNAUDITED)

	March 31, 2009	December 31, 2008

Assets
Cash and due from banks	$10,645,837	$5,071,614
Federal Funds sold	1,026,721	989,754
Interest-bearing deposits with banks	5,279,627	8,413,164
Securities available for sale, at fair value	17,219,424	14,221,674
Securities held to maturity, at amortized cost	104,792,078	108,712,281
Federal Home Loan Bank and Federal Reserve Bank stock — at cost	6,439,200	6,453,000
Loans held for sale	16,624,790	—
Loans receivable — net of allowance for loan losses of $5,667,203 and $5,145,673, respectively	548,168,828	542,977,138
Premises and equipment, net	12,591,741	12,235,999
Accrued interest receivable	2,867,907	2,965,813
Investment in bank owned life insurance	10,627,543	10,526,286
Other assets	3,858,877	4,118,187

Total Assets	$740,142,573	$716,684,910

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Non-interest-bearing deposits	$48,333,699	$50,642,273
Interest-bearing deposits	505,934,792	474,525,293

Total deposits	554,268,491	525,167,566
Short-term borrowings	406,497	1,522,367
Long-term debt	99,952,643	104,963,428
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,550,442	5,917,130

Total Liabilities	672,178,073	649,570,491

Stockholders’ Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A — par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B — par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock — par value $.01; authorized — 15,000,000 shares; issued 2,956,180 and 2,947,759 shares, respectively	29,562	29,478
Additional paid in capital	16,580,883	16,517,649
Retained earnings	34,918,814	34,280,719
Accumulated other comprehensive income	442,835	229,848
Unearned ESOP shares	(324,594)	(260,275)

Total Stockholders’ Equity	67,964,500	67,114,419

Total Liabilities and Stockholders’ Equity	$740,142,573	$716,684,910

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,877,391	$8,077,166
Taxable interest and dividends on investment securities	1,325,495	1,394,524
Interest on deposits with banks	190	36,093

Total interest income	9,203,076	9,507,783

INTEREST EXPENSE:
Interest on deposits	3,173,365	3,330,240
Interest on short-term borrowings	23,866	81,034
Interest on long-term debt	1,062,840	1,240,215

Total interest expenses	4,260,071	4,651,489

NET INTEREST INCOME	4,943,005	4,856,294

PROVISION FOR LOAN LOSSES	532,885	160,224

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,410,120	4,696,070

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (Continued)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008

NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$115,678	$110,263
Gain on sale of asset	—	2,041
Income from bank owned life insurance	101,257	97,218
Service charges	369,522	377,929

Total noninterest income	586,457	587,451

NONINTEREST EXPENSE:
Salary and employee benefits	2,150,776	2,010,210
Occupancy	404,527	363,176
Advertising	130,112	170,443
Data processing	226,175	45,890
Legal and professional fees	157,609	114,167
Depreciation of furniture, fixtures, and equipment	148,142	132,402
Telephone communications	33,275	23,631
ATM expenses	86,713	83,765
Office supplies	49,712	39,484
FDIC Insurance	89,664	53,485
Other	337,457	314,890

Total noninterest expenses	3,814,162	3,351,543

INCOME BEFORE INCOME TAXES	1,182,415	1,931,978
Income tax expense	412,575	615,737

NET INCOME	769,840	1,316,241

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains arising during period	212,987	294,520

COMPREHENSIVE INCOME	$982,827	$1,610,761

INCOME PER COMMON SHARE
Basic	$0.19	$0.45
Diluted	$0.19	$0.42
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$769,840	$1,316,241
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	532,885	160,224
Gain on sale of asset	—	(2,041)
Depreciation and amortization	287,453	254,522
Loans originated for resale	(16,624,790)	—
Net amortization of premium/discount on investment securities	(23,561)	(16,934)
Increase in cash surrender of bank owned life insurance	(101,257)	(97,218)
Deferred income tax benefit	(338,331)	(275,965)
Decrease in accrued interest receivable	97,906	175,691
Increase in deferred loan fees	(45,180)	(50,873)
(Decrease) increase in accounts payable, accrued expenses, other liabilities	(366,688)	97,601
Decrease in other assets	487,920	751,889

Net cash provided by operating activities	15,323,803	2,313,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(2,765,018)	(4,845,569)
Proceeds from sale, redemption or principal payments of investment securities available for sale	138,530	8,896
Purchase of investment securities held to maturity	—	(3,848,771)
Proceeds from maturities or principal payments of investment securities held to maturity	3,895,210	1,954,175
Net increase (decrease) of FHLB and Federal Reserve stock	13,800	(894,800)
Loans originated or acquired	(57,178,523)	(43,559,605)
Principal collected on loans	51,499,129	28,791,732
Proceeds from disposal of premises and equipment	—	2,041
Purchase of premises and equipment	(643,196)	(902,418)

Net cash used in investing activities	(5,040,068)	(23,294,319)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$29,100,925	$15,776,760
Proceeds from long-term borrowings	—	24,000,000
Payments of long-term borrowings	(5,010,785)	(5,010,363)
Net decrease in short term borrowings	(1,115,870)	(1,241,347)
Exercise of stock options	60,775	717,861
Excess tax benefits on stock-based compensation	2,543	4,250
Dividends paid	(131,745)	—
Net change in unearned ESOP shares	(64,319)	25,592
Redemption of common stock	—	(730,700)

Net cash provided by financing activities	22,841,524	33,542,053

DECREASE IN CASH AND CASH EQUIVALENTS	2,477,653	12,560,871

CASH AND CASH EQUIVALENTS — JANUARY 1	14,474,532	11,426,637

CASH AND CASH EQUIVALENTS — MARCH 31	$16,952,185	$23,987,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$4,648,905	$4,738,834

Income taxes	$—	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
1.	BASIS OF PRESENTATION

General — The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2008 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2008 Annual Report. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2009 presentation.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded At Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets and liabilities, as of March 31, 2009 measured at fair value on a recurring basis.

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description of Asset	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$17,219,424	$—	$17,219,424	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2009 are included in the table below:

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description of Asset	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,693,451	$—	$2,693,451	$—
4.	INCOME TAXES

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

Earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted net income available to common shareholders is divided by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2009 and 2008, there were 190,479 and 21,811 shares excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive, respectively. Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Quarter Ended March 31,
	2009	2008

Net Income	$769,840	$1,316,241
Less: Dividends payable on preferred stock	(211,733)	—

Net income available to common shareholders	$558,108	$1,316,241

Average number of common shares outstanding	2,951,122	2,932,699
Effect of dilutive options	38,982	149,794

Average number of shares used to calculate earnings per share outstanding	2,990,103	3,082,493

6.	STOCK-BASED COMPENSATION

The Company has stock option and incentive plans to attract and retain key personnel in order to promote the success of the business. These plans are described in Note 13 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2008. No compensation related expense related to stock options was recognized in the quarter ended March 31, 2009 or 2008.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in either cash or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock options.

A summary of the Company’s stock option plans as of March 31, 2009, and changes during the three-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value (1)	Years

Outstanding at December 31, 2008	353,217	$15.49
Granted at fair value	—	—
Exercised	(10,557)	7.88	36,465
Expired	—	—
Forfeited	(1)	7.88

Outstanding at March 31, 2009	342,659	$15.73	$540,919	2.6

Exercisable at March 31, 2009	342,659	$15.73	$540,919	2.6

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

Costs associated with the issuance of the trust-preferred securities were less than $10,000 and were expensed as period costs.

8.	PREFERRED STOCK

On December 19, 2008, the United States Department of the Treasury (“the Treasury”), acting under the authority granted to it by the Troubled Asset Relief Program’s Capital Purchase Program purchased $15,540,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) from the Company. The preferred stock has a perpetual life, has liquidation priority over the Company’s common shareholders, and is cumulative. The dividend rate is 5% for the first five years, rising to 9% thereafter. The Series A Preferred Stock may not be redeemed for three years unless the Company has sold an equal amount of common or preferred shares for cash, has redeemed all Series B Preferred Stock, and has paid all dividends accumulated. As condition to the issuance of the Series A Preferred Stock the Company agreed to accept restrictions on the repurchase of its common stock, the payment of dividends, and certain compensation practices.

At the same time the Company issued its Series A Preferred Stock, it issued to the Treasury warrants to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock (“Preferred B”) in the amount of 5% of the Preferred A shares or 777 shares with a par value of $777,000. The warrants had an exercise price of $.01 per share. These Preferred B shares have the same rights, preferences, and privileges as the Series A Preferred Shares. The Series B Preferred Shares have a dividend rate of 9%. These warrants were immediately exercised. The Company believes that it is in compliance with all terms of the Preferred Stock purchase agreement.

9.	CHANGE IN ACCOUNTING PRINCIPLE

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and the related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative — effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2007. The effects of this guidance have been applied as a change in accounting principle through a cumulative effect adjustment to retained earnings of $314,847 during the first quarter of 2008.

10.	SUBSEQUENT EVENT

On May 1, 2009, Silverton Bank, N.A., Atlanta, GA was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company was named receiver. The FDIC created a bridge bank to take over the operations of Silverton Bank, N.A. The newly created bank is Silverton Bridge Bank, N.A. The creation of the bridge bank allows its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions. Silverton Bridge Bank N.A. will continue to operate business as usual through July 29, 2009. As a result of this announcement, it is highly unlikely that we will recover any portion of our investment of $118,744 in the stock of Silverton Bank, N.A.’s holding company, Silverton Financial Services, Inc. Accordingly, the Bank will record an other-than-temporary impairment charge in the second quarter of 2009. Because this is a capital loss, there will be no tax benefit associated with this loss.

11.	NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted SFAS No. 141R effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 141R did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of SFAS 162 was not a change in the Company’s current accounting practices; therefore, it did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment

Transactions are Participating Securities (“FSP EITF 03-6-1”) . FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The Company adopted FSP EITF 03-6-1 effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, home equity, and consumer lending business as well as the level of transactional deposits. As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased. The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined. Management believes that these changes will enhance the Bank’s overall long-term financial performance.
Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates, economic conditions in the Southern Maryland area as well as individual borrowers’ circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2008.

The Federal Funds target rate moved up for much of 2006 and 2007, hitting a multi-year peak on June 29, 2007 of 5.25%. Shortly afterwards, it became clear that the US economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis. The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007. Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread. The crisis accelerated and widened from a threat to a small group of subprime investors to virtually the entire financial system. The crisis also spread overseas and many foreign banks and investors announced large losses on securities and contracts related to U.S. housing market exposure. The U.S. Treasury responded by injecting capital directly into Banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”). The Federal Reserve, Treasury, FDIC and other governmental bodies were forced to guarantee various forms of debt issuance to stave off a total collapse of credit markets. In addition, the U.S. government provided cash and debt guarantees to many private companies. Besides these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to .25% in December 2008. The recent broad based participation by the Federal Reserve Bank in the credit markets has significantly affected the dispersion of financial assets. Public statements by the Federal Reserve officials indicate that their participation may continue for several quarters or until the financial markets begin to return to normal functions. The impact on interest rates, inflationary expectations and overall market liquidity are directly influenced by the actions of the Federal Reserve as an active buyer of financial instruments in lieu of traditional market participants. The exit strategy of the Federal Reserve from these activities should bias decision making by the private sector in its asset and funding strategies.
SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2009	2008

Condensed Income Statement:
Interest Income	$9,203,076	$9,507,783
Interest Expense	4,260,071	4,651,489
Net Interest Income	4,943,005	4,856,294
Provision for Loan Loss	532,885	160,224
Non-interest Income	586,457	587,451
Non-interest Expense	3,814,162	3,351,543
Income Before Income Taxes	1,182,415	1,931,978
Income Taxes	412,575	615,737
Net Income	769,840	1,316,241

Per Common Share:
Basic Earnings	$0.19	$0.45
Diluted Earnings	$0.19	$0.42
Book Value	$17.47	$17.04
RESULTS OF OPERATIONS
Net income for the three-month period ended March 31, 2009 totaled $769,840 ($0.19 basic and diluted earnings per common share) compared to $1,316,241 ($0.45 basic and $0.42 diluted earnings per common share) for the same period in the prior year. This decrease of $546,401, or 41.51%, was caused by increases in non-interest expenses and the provision for loan losses, partially offset by a decline in income tax expense. The decline in earnings per common share was affected by the preferred stock dividends in 2009.

For the three-month period ended March 31, 2009, interest income decreased by $304,707, or 3.20%, to $9,203,076. The decrease was due to lower rates earned on interest earning assets partially offset by higher average asset balances in the current period. The lower rates on assets were primarily the result of lower rates earned on loans that are tied to the prime rate, which declined as the Federal Funds target rate declined. Interest expense decreased to $4,260,071 in the three-month period ended March 31, 2009 as compared to $4,651,489 in the same period in the prior year, a decrease of $391,418, or 8.41%. The decrease was the result of lower interest rates on certain deposit types partially offset by a higher average balance of interest bearing liabilities. The lower deposit rates were primarily in shorter term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts. The rates on these accounts tend to decrease when the Federal Funds target rate decreases.
The provision for loan losses increased to $532,885 for the three months ended March 31, 2009 from $160,224 for the three-month period ended March 31, 2008. The increase in the loan provision was due to increases in the Company’s delinquencies and non-accrual loans, loan growth, and a change in loss factors due to the economic environment, offset by a decrease in charge-offs. The Bank’s net write-offs of loans declined from $26,519 for the three months ended March 31, 2008 to $11,355 for the three months ended March 31, 2009. The Bank experienced an increase in non-accrual loans from $4,936,000 at December 31, 2008 to $7,671,052 at March 31, 2009. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary. Our reviews include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Three Months Ended
	2009	2008	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$115,678	$110,263	$5,415	4.91%
Gain on sale of assets	—	2,041	(2,041)	(100.00)%
Income from bank owned life insurance	101,257	97,218	4,039	4.15%
Service charges	369,522	377,929	(8,407)	(2.22)%

Total noninterest income	$586,457	$587,451	$(994)	(0.17)%

Non-interest income amounts were generally consistent with the prior year period.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
NON-INTEREST EXPENSE:
Salary and employee benefits	$2,150,776	$2,010,210	$140,566	6.99%
Occupancy	404,527	363,176	41,351	11.39%
Advertising	130,112	170,443	(40,331)	(23.66)%
Data processing	226,175	45,890	180,285	392.86%
Legal and professional fees	157,609	114,167	43,442	38.05%
Depreciation	148,142	132,402	15,740	11.89%
Telephone communications	33,275	23,631	9,644	40.81%
ATM expenses	86,713	83,765	2,948	3.52%
Office supplies	49,712	39,484	10,228	25.90%
Office equipment	89,664	53,485	36,179	67.64%
Other	337,457	314,890	22,567	7.17%

Total non-interest expenses	$3,814,162	$3,351,543	$462,619	13.80%

Salary and employee benefits costs increased due to an increase in the number of personnel employed by the Bank and increased benefits costs. In addition, the Bank’s average cost per employee increased in the last year due to the need to add highly skilled employees as the Bank grows in size and complexity. Occupancy expense increased as the Bank opened an additional branch in 2008, and also experienced increases in land rentals on certain properties. Advertising expense decreased as the Bank had fewer advertising campaigns than in the same period in the prior year. The increase in data processing expense reflects a credit received from a vendor in the first quarter of 2008 to settle previous pricing issues. In addition, as the Bank has grown, it incurs data processing expenses related to increases in the number of customer accounts. Legal and professional fees increased due to the increase in regulatory issues including the Company’s participation in the CPP program. Office equipment expense reflects the cost of additional equipment related to certain technology initiatives.
Income tax expense decreased to $412,575, or 34.89%, of pretax income, in the first quarter of 2009, from $615,737, or 31.88%, of pretax income, in the prior year. The lower effective tax rate in the prior year was caused by an increase in the size of the Company’s deferred tax asset triggered by an increase in Maryland tax rates as of January 1, 2008.
FINANCIAL CONDITION
Assets

	March 31, 2009	December 31, 2008	$ change	% Change
Cash and due from banks	$10,645,837	$5,071,614	$5,574,223	109.91%
Federal Funds sold	1,026,721	989,754	36,967	3.73%
Interest-bearing deposits with banks	5,279,627	8,413,164	(3,133,537)	(37.25)%
Securities available for sale, at fair value	17,219,424	14,221,674	2,997,750	21.08%
Securities held to maturity, at amortized cost	104,792,078	108,712,281	(3,920,203)	(3.61)%
Federal Home Loan Bank and Federal Reserve Bank stock	6,439,200	6,453,000	(13,800)	(0.21)%
Loans held for sale	16,624,790	—	16,624,790	100%
Loans receivable — net of allowance for loan losses	548,168,828	542,977,138	5,191,690	0.96%
Premises and equipment, net	12,591,741	12,235,999	355,742	2.91%
Accrued interest receivable	2,867,907	2,965,813	(97,906)	(3.30)%
Investment in bank owned life insurance	10,627,543	10,526,286	101,257	0.96%
Other assets	3,858,877	4,118,187	(259,310)	(6.30)%

	$740,142,573	$716,684,910	$23,457,663	3.27%

Cash and due from banks increased and interest-bearing deposits with banks decreased as the rates paid on cash increased relative to the rates paid on interest bearing deposits with banks. Investment securities, including both the available for sale and held to maturity portfolios, remained stable. The increase in loans held for sale was due to the Company’s decision to sell current fixed rate mortgage production. The balance held for sale will be reduced by future sales to investors with servicing rights retained by the Bank. The loan portfolio increased as a result of increases in commercial real estate loans, residential construction loans and commercial equipment loans, offset by decreases in residential first mortgages and commercial lines of credit. Residential mortgage loans declined as lower interest rates encouraged current borrowers to refinance loans, while the decline in commercial lines of credit was due to a single large balance decline.

Details of the Bank’s loan portfolio are presented below:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Real Estate Loans:
Commercial	$245,549,749	44.31%	$236,409,990	43.11%
Residential first mortgages	101,165,369	18.26%	104,607,136	19.07%
Residential construction	58,763,453	10.61%	57,564,710	10.50%
Second mortgage loans	25,126,379	4.53%	25,412,415	4.63%
Commercial lines of credit	100,167,867	18.08%	101,935,520	18.59%
Consumer loans	1,821,722	0.33%	2,045,838	0.37%
Commercial equipment	21,507,200	3.88%	20,458,092	3.73%

	554,101,739	100.00%	548,433,701	100.00%

Less:
Deferred loan fees	265,708	0.05%	310,890	0.06%
Allowance for loan loss	5,667,203	1.02%	5,145,673	0.94%

	5,932,911		5,456,563

Loans receivable, net	$548,168,828		$542,977,138

At March 31, 2009, the Bank’s allowance for loan losses totaled $5,667,203, or 1.02% of loan balances, as compared to $5,145,673, or 0.94% of loan balances, at December 31, 2008. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2008.
The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2008

Beginning Balance	$5,145,673	$4,482,483
Charge Offs	11,355	26,519
Recoveries	—	—

Net Charge Offs	11,355	26,519
Provision for Loan Losses	532,885	160,224

Balance at the end of the Period	$5,667,203	$4,616,188

The following table provides information with respect to our non-performing loans at the dates indicated.

	Balances as of	Balances as of
	March 31, 2009	December 31, 2008
Restructured Loans	$—	$—

Accruing loans which are contractually past due 90 days or more:	$—	$—

Loans accounted for on a nonaccrual basis	$7,671,052	$4,936,000

Total non-performing loans	$7,671,052	$4,936,000

Non-performing loans to total loans	1.38%	0.90%

Allowance for loan losses to non- performing loans	73.88%	104.25%

As of March 31, 2009 and December 31, 2008, $3,145,278 and $1,520,100 in loans were considered impaired under SFAS 114.
Liabilities:

	March 31, 2009	December 31, 2008	$ change	% Change

Deposits
Non-interest-bearing deposits	$48,333,699	$50,642,273	$(2,308,574)	(4.56)%
Interest-bearing deposits	505,934,792	474,525,293	31,409,499	6.62%

Total deposits	554,268,491	525,167,566	29,100,925	5.54%
Short-term borrowings	406,497	1,522,367	(1,115,870)	(73.30)%
Long-term debt	99,952,643	104,963,428	(5,010,785)	(4.77)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	—	0.00%
Accrued expenses and other liabilities	5,550,442	5,917,130	(366,688)	(6.20)%

Total liabilities	$672,178,073	$649,570,491	$22,607,582	3.48%

Deposit balances increased due to the Bank’s continuing efforts to increase its market share through word-of-mouth, branch improvements, and other marketing efforts. Non-interest bearing deposits decreased during the three-month period but many of these deposits are highly variable as to balances due to the variable cash flows of customers. The Bank paid off a maturing advance which led to the decrease in its long term debt. The increases in deposits were used to fund loan growth, increase the balances of cash and cash equivalents and to reduce short-term debt.
Stockholders’ Equity

	March 31, 2009	December 31, 2008	$ change	% Change
Fixed Rate Cumulative Perpetual Preferred Stock, Series A — par value $1,000; authorized 15,540; issued 15,540	$15,540,000	$15,540,000	$—	—
Fixed Rate Cumulative Perpetual Preferred Series B — par value $1,000; authorized 777; issued 777	777,000	777,000	—	—
Common stock — par value $.01; authorized — 15,000,000 shares; issued 2,956,180 and 2,947,759 shares, respectively	29,562	29,478	84	0.28%
Additional paid in capital	16,580,883	16,517,649	63,234	0.38%
Retained earnings	34,918,814	34,280,719	638,095	1.86%
Accumulated other comprehensive income	442,835	229,848	212,987	92.66%
Unearned ESOP shares	(324,594)	(260,275)	(64,319)	24.71%

Total Stockholders’ Equity	$67,964,500	$67,114,419	$850,081	1.27%

Common stock and additional paid in capital increased due to the exercise of options. Retained earnings increased because of earnings, offset by dividends on preferred stock. Book value per common share increased from $17.23 per common share to $17.47 reflecting the total change in equity.

LIQUIDITY AND CAPITAL RESOURCES
The Company currently conducts no business other than holding the stock of the Bank and paying interest on its subordinated debentures. Its primary uses of funds are for the payment of dividends, the payment of interest and principal on debentures, and the repurchase of common shares. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.
The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of March 31, 2009, the maximum available under this line was $295,165,855, while outstanding advances totaled $99,952,643. In order to draw on this line, the Bank must have sufficient collateral. Qualifying collateral includes residential one-to-four family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities. At March 31, 2009, the Bank had pledged collateral sufficient to draw an additional $67,786,882 under the line for a total current possible outstanding of $167,739,525. The Bank also has collateral available, which is currently unpledged, which would provide additional borrowing capacity of $37,136,266 under this arrangement. In addition, the Bank has established, with separate collateral, other lines of credit totaling $18,562,638.
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
Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2009 totaled $16,952,185, an increase of $2,477,653, or 17.12%, from the December 31, 2008 total of $14,474,532. This increase was due to an increase in deposits offset by decreases in short-term borrowings and long term debt. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings. During the first quarter in 2009, all financing activities provided $22,841,524 in cash compared to $33,542,053 for the first quarter of 2008. The decrease in cash flows was principally due to the decline in cash flows from long-term borrowings. In the first quarter of 2008, the Company had net positive cash flows related to long-term borrowings of $18,989,637, which was comprised of borrowings of $24,000,000 partially offset by payments of $5,010,363. In the same period in 2009, the Company had net negative cash flows of $5,010,785 for long-term borrowings. This decrease in cash flows was partially offset by an increase in the rate of deposit growth in the first quarter of 2009 compared to the same period in 2008. In the period ending March 31, 2009, the net increase in deposits was $29,100,925 compared to $15,776,760 in the same period of 2008. Operating activities used cash of $15,323,803 in the first quarter of 2009 compared to $2,313,137 provided in the first quarter of 2008. The change was caused primarily by the $16,624,790 of origination of loans held for resale and declines in net income, accounts payable and other accrued liabilities.
The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. During the quarter ended March 31, 2009, the Bank invested a total of $5,040,068 compared to $23,294,319 in 2008. The principal reason for the decrease in cash used in investing activities was the decrease in purchases of securities in the period ended March 31, 2009 compared to the same period in the prior year. The decrease in cash used in purchasing securities was partially offset by the Company’s loan activities. The Company significantly increased loan originations in the period ending March 31, 2009 compared to the same period in 2008, but this was offset by the significant increase in principal collected on loans.

REGULATORY MATTERS
The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. At March 31, 2009, the Bank’s tangible, leverage and risk-based capital ratios were 10.46%, 13.05% and 14.03%, respectively. These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized. At March 31, 2009, the Company’s tangible, leverage and risk-based capital ratios were 10.89%, 13.56% and 14.54%, respectively. These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its determination of the allowance for loan losses and the valuation allowance on its foreclosed real estate to be critical accounting policies. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing loss factors on the general component of the allowance. Changes in loss factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for loan losses, refer to Notes 1 and 4 to the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2008.
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
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock in the quarter ended March 31, 2009. On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.
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

TRI-COUNTY FINANCIAL CORPORATION
Date:	May 12, 2009	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date:	May 12, 2009	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer