Form 10-Q
period 2009-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2009-08-07
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

(301) 645-5601

 (Registrant's telephone number, including area code)

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
Yes  ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes      ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

As of July 24, 2009 the registrant had 2,968,367 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2009
and December 31, 2008		3

Consolidated Statements of Income and Comprehensive Income -
Three and Six Months Ended June 30, 2009 and 2008		4-5

Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2009 and 2008		6-7

Notes to Consolidated Financial Statements		8-18

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations		19-28

Item 3 – Quantitative and Qualitative Disclosures about Market Risk		28

Item 4 – Controls and Procedures		29

PART II - OTHER INFORMATION

Item 1 –	Legal Proceedings	30

Item 1A –	Risk Factors	30

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 –	Defaults Upon Senior Securities	30

Item 4 –	Submission of Matters to a Vote of Security Holders	30

Item 5 –	Other Information	31

Item 6 –	Exhibits	31

SIGNATURES		32

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED) JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$22,193,413	$5,071,614
Federal funds sold	3,485,055	989,754
Interest-bearing deposits with banks	1,697,372	8,413,164
Securities available for sale, at fair value	23,889,888	14,221,674
Securities held to maturity, at amortized cost	104,553,145	108,712,281
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,472,300	6,453,000
Loans held for sale	2,058,951	-
Loans receivable - net of allowance for loan losses of $6,381,048
and $5,145,673, respectively	583,671,431	542,977,138
Premises and equipment, net	12,433,413	12,235,999
Accrued interest receivable	2,887,865	2,965,813
Investment in bank owned life insurance	10,727,759	10,526,286
Other assets	4,313,181	4,118,187

Total Assets	$778,383,773	$716,684,910

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing deposits	$67,088,136	$50,642,273
Interest-bearing deposits	525,776,084	474,525,293
Total deposits	592,864,220	525,167,566
Short-term borrowings	641,990	1,522,367
Long-term debt	100,691,749	104,963,428
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,274,134	5,917,130

Total Liabilities	711,472,093	649,570,491

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000;
authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000;
authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued
2,959,680 and 2,947,759 shares, respectively	29,597	29,478
Additional paid in capital	16,588,665	16,517,649
Retained earnings	34,042,384	34,280,719
Accumulated other comprehensive gain	222,236	229,848
Unearned ESOP shares	(288,202)	(260,275)

Total Stockholders' Equity	66,911,680	67,114,419

Total Liabilities and Stockholders' Equity	$778,383,773	$716,684,910
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$8,041,071	$7,827,081	$15,918,462	$15,904,247
Taxable interest and dividends on investment securities	1,302,456	1,368,011	2,627,951	2,762,535
Interest on deposits with banks	6,838	24,179	7,028	60,272
Total interest income	9,350,365	9,219,271	18,553,441	18,727,054

INTEREST EXPENSE:
Interest on deposits	3,125,476	3,195,461	6,298,841	6,525,701
Interest on short-term borrowings	5,934	33,393	29,800	114,427
Interest on long-term borrowings	1,048,621	1,172,032	2,111,461	2,412,247
Total interest expense	4,180,031	4,400,886	8,440,102	9,052,375

NET INTEREST INCOME	5,170,334	4,818,385	10,113,339	9,674,679

PROVISION (CREDIT) FOR LOAN LOSSES	929,488	(5,479)	1,462,373	154,745

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,240,846	4,823,864	8,650,966	9,519,934

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (Continued)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$245,214	$124,288	$360,892	$234,551
Gain on sale of loans held for sale	168,374	-	168,374	-
Gain on asset sale	-	-	-	2,041
Income from bank owned life insurance	100,216	189,271	201,473	286,489
Loss on sale of investment securities	(12,863)	-	(12,863)	-
Recognition of other than temporary decline
in value of investment securities	(118,744)	-	(118,744)	-
Service charges	399,574	445,029	769,096	822,958
Total noninterest income	781,771	758,588	1,368,228	1,346,039

NONINTEREST EXPENSE:
Salary and employee benefits	2,101,058	2,111,805	4,251,834	4,122,015
Occupancy	466,221	434,453	870,748	797,629
Advertising	99,850	100,929	229,962	271,372
Data processing	210,445	215,101	436,620	260,991
Legal and professional fees	202,299	224,309	359,908	338,476
Depreciation of furniture, fixtures, and equipment	150,963	138,878	299,105	271,280
Telephone communications	34,898	18,846	68,173	42,477
Office supplies	37,673	34,991	87,385	74,475
FDIC Insurance	543,947	70,769	633,611	124,254
Other	431,319	444,139	855,489	842,794
Total noninterest expense	4,278,673	3,794,220	8,092,835	7,145,763

INCOME BEFORE INCOME TAXES	743,944	1,788,232	1,926,359	3,720,210
Income tax expense	221,730	661,698	634,305	1,277,435
NET INCOME	522,214	1,126,534	1,292,054	2,442,775

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding losses arising during period	(220,599)	(368,108)	(7,612)	(73,588)
COMPREHENSIVE INCOME	$301,615	$758,426	$1,284,442	$2,369,187

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.38	$0.29	$0.83
Diluted	0.10	0.37	0.29	0.79

DIVIDENDS PER COMMON SHARE	0.40	0.40	0.40	0.40
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,292,054	$2,442,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,462,373	154,745
Gain on sale of asset	-	(2,041)
Loss on sales of investment securities	12,863	-
Other than temporary decline in market value of investment securities	118,744	-
Depreciation and amortization	579,649	516,762
Net amortization of premium/discount on investment securities	(53,673)	(33,123)
Increase in cash surrender of bank owned life insurance	(201,473)	(197,351)
Deferred income tax benefit	(866,138)	(408,351)
Decrease in accrued interest receivable	77,948	131,501
Increase in deferred loan fees	(10,755)	(82,219)
Decrease in accounts payable, accrued expenses, other liabilities	(642,996)	(457,573)
Decrease (increase) in other assets	675,065	(135,470)
Loans originated for resale	(16,624,790)	-
Proceeds from sale of loans held for sale	14,671,153	-
Gain on sales of loans held for sale	(168,374)	-

Net cash provided by operating activities	321,650	1,929,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(10,231,042)	(4,931,155)
Proceeds from sale, redemption or principal payments
of investment securities available for sale	500,624	139,483
Purchase of investment securities held to maturity	(8,377,442)	(4,048,450)
Proceeds from maturities or principal payments
of investment securities held to maturity	12,509,315	4,447,413
Net increase in FHLB and Federal Reserve stock	(19,300)	(1,254,200)
Loans originated or acquired	(139,205,203)	(116,109,162)
Principal collected on loans	97,122,352	74,613,477
Proceeds from disposal of premises and equipment	-	2,041
Purchase of premises and equipment	(777,063)	(2,113,896)

Net cash used in investing activities	(48,477,759)	(49,254,449)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$67,696,654	$19,386,640
Proceeds from long-term borrowings	750,000	24,000,000
Payments of long-term borrowings	(5,021,679)	(5,020,829)
Net (decrease) increase in short-term borrowings	(880,377)	7,381,849
Exercise of stock options	66,943	725,905
Excess tax benefits on stock-based compensation	4,168	4,250
Net change in unearned ESOP shares	(27,903)	156,373
Dividends Paid	(1,530,389)	(1,184,324)
Redemption of common stock	-	(863,668)

Net cash provided by financing activities	61,057,417	44,586,196

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,901,308	(2,738,598)

CASH AND CASH EQUIVALENTS - JANUARY 1	14,474,532	1,426,637

CASH AND CASH EQUIVALENTS - JUNE 30	27,375,840	8,688,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$9,124,850	$9,068,586
Income taxes	$925,000	$1,676,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2008 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2008 Annual Report.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2009 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2008. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, the date the consolidated financial statements included in this Form 10Q were issued.

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

Level 1 inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At December 31, 2008, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets and liabilities, as of June 30, 2009 measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Available for Sale Securities	$23,889,888	$-	$23,889,888	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of June 30, 2009 are included in the table below:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Impaired loans	$2,196,864	$-	$2,196,864	$-

Loans held for sale, which are carried at the lower of cost or market, did not have any impairment charge at June 30, 2009.

4.	INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  Interest and penalties, if any, are recorded in income tax expense.

5.	EARNINGS PER SHARE

Earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period.  Diluted net income available to common shareholders is divided by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2009 and 2008, there were 190,479 and 21,811 shares, respectively, excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive.  Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

6.	STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$522,214	$1,126,534	$1,292,054	$2,442,775
Less: Dividends payable on preferred stock	(211,733)	-	(423,465)	-
Net income available to common shareholders	$310,481	$1,126,534	$868,589	$2,442,775

Average number of common shares outstanding	2,958,397	2,944,890	2,954,779	2,938,794
Effect of dilutive options	27,370	137,807	34,283	139,433
Average number of shares used to calculate earnings
per share outstanding	2,985,767	3,082,697	2,989,062	3,078,227

The Company has stock-based incentive compensation plans to attract and retain key personnel in order to promote the success of the business.  These plans are described in Note 13 to the financial statements included in our Annual Report to Stockholders for the year ended December 31, 2008.  Stock-based compensation related expenses of $4,780 were recognized in the quarter ended June 30, 2009, compared to no stock-based compensation expense for the quarter ended June 30, 2008.

The Company and the Bank currently maintain incentive plans which provide for payments to be made in cash, stock, or stock options.  The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient.

A summary of the Company’s stock option plans as of June 30, 2009, and changes during the three-month period then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining In Years

Outstanding at December 31, 2008	353,217	$15.49
Granted at fair value	-	-
Exercised	(12,186)	7.88	43,579
Expired	-	-
Forfeited	(1)	7.88

Outstanding at June 30, 2009	341,030	$15.77	$289,046	1.9

Exercisable at June 30, 2009	341,030	$15.77	$289,046	1.9

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

On December 19, 2008, the United States Department of the Treasury (“the Treasury”), acting under the authority granted to it by the Troubled Asset Relief Program’s Capital Purchase Program purchased $15,540,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) from the Company.  The preferred stock has a perpetual life, has liquidation priority over the Company’s common shareholders, and is cumulative.  The dividend rate is 5% for the first five years, rising to 9% thereafter.  The Series A Preferred Stock may not be redeemed unless the Company has redeemed all Series B Preferred Stock, and has paid all dividends accumulated.  As condition to the issuance of the Series A Preferred Stock, the Company agreed to accept restrictions on the repurchase of its common stock, the payment of dividends, and certain compensation practices.

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

The Company believes that it is in compliance with all terms of the Preferred Stock purchase agreement.

9.	SECURITIES

	June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$20,015,431	$354,948	$102,033	$20,268,346
Corporate equity securities	37,310	696	248	37,758
Bond mutual funds	3,500,423	83,360	-	3,583,783
Total securities available for sale	$23,553,164	$439,004	$102,281	$23,889,887

Securities held-to-maturity
Asset-backed securities issued by:
GSEs	$82,383,843	$1,609,994	$268,357	$83,725,480
Other	22,157,748	-	5,537,692	16,620,056
Total debt securities held-to-maturity	104,541,591	1,609,994	5,806,049	100,345,536

U.S. Government obligations	-	-	-	-
Other investments	11,554	-	-	11,554
Total securities held-to-maturity	$104,553,145	$1,609,994	$5,806,049	$100,357,090

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$10,214,278	$298,224	$7,544	$10,504,958
Corporate equity securities	156,054	912	237	156,729
Bond mutual funds	3,503,086	56,901	-	3,559,987
Total securities available for sale	$13,873,418	$356,037	$7,781	$14,221,674

Securities held-to-maturity
Asset-backed securities issued by:
GSEs	$82,544,538	$337,224	$931,832	$81,949,930
Other	25,150,396	-	5,137,129	20,013,266
Total debt securities held-to-maturity	107,694,934	337,224	6,068,961	101,963,196

U.S. Government obligations	999,908	92	-	1,000,000
Other investments	17,439	-	-	17,439
Total securities held-to-maturity	$108,712,281	$337,316	$6,068,961	$102,980,635

Other investments consist of certain certificate of deposit strip instruments whose fair value is based on market returns on similar risk and maturity instruments because no active market exists for these instruments. In addition, at June 30, 2009, certain other securities with a carrying value of $2,474,571 were pledged to secure certain deposits.  At June 30, 2009, securities with a carrying value of $58,622,098 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

Gross unrealized losses and estimated fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2009, are as follows:

	Continuous unrealized losses existing for
		Less Than 12	More Than 12	Total unrealized
	Fair Value	Months	Months	Losses
Asset-backed securities issued by GSE's:	$5,299,989	$-	$102,033	$102,033
Corporate Equity Securities	62	248	-	248
	$5,300,051	$248	$102,033	$102,281

The available-for-sale investment portfolio has a fair value of $23,889,887, of which $5,300,051 of the securities have some unrealized losses from their amortized cost. Of these securities, $5,299,989, or 99%, are mortgage-backed securities issued by GSEs and $62 or less than 1% are short duration mutual fund shares. The unrealized losses that exist in the asset-backed securities and mutual fund shares are the result of market changes in interest rates on similar instruments.

The asset-backed securities have an average duration of less than 1 year and are guaranteed by their issuer as to credit risk. Total unrealized losses on these investments are small (approximately 2%). We believe that the losses in the equity securities are temporary. Persistent losses may require a reevaluation of these losses. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and estimated fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2009 are as follows:

	Continuous unrealized losses existing for
		Less Than 12	More Than 12	Total unrealized
	Fair Value	Months	Months	Losses
Asset-backed securities issued by GSE's:	$23,425,985	$-	$268,357	$268,357
Asset-backed securities issued by other	16,620,241	-	5,537,692	5,537,692
	$40,046,226	$-	$5,806,049	$5,806,049

The held-to-maturity investment portfolio has an estimated fair value of $100,357,090, of which $40,046,226, or 40% of the securities have some unrealized losses from their amortized cost. Of these securities, $23,425,985 or 58%, are mortgage-backed securities issued by GSEs and the remaining $16,620,241 are asset-backed securities issued by others. As with the available for sale securities, we believe that the losses are the result of general perceptions of safety and credit worthiness of the entire sector and a general disruption of orderly markets in the asset class. The securities issued by GSE’s are guaranteed by the issuer. They have an average duration of less than 1 year.  The average unrealized loss on GSE issued held to maturity securities is 1%. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

The asset-backed securities issued by others are mortgage backed securities. All of the securities have credit support tranches which absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. These securities have an average life under three years. More than 64% of the market value of the securities is rated AAA by Standard & Poor’s, with the remainder rated at least BBB. Total unrealized losses on the asset backed securities issued by others are $5,537,692 or 25% of the amortized cost.  We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

As of June 30, 2009, the Company recorded a charge of 118,744 related to other-than-temporary impairment on Silverton Bank common stock.  This charge was recorded in earnings as investment securities losses and eliminating the cost basis.

There were sales of investments available for sale securities of $73,200 during the six-month period ended June 30, 2009 compared to no sales for the same period in the prior year. These sales produced a net loss of $(12,863) for the six month period ended June 30, 2009. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

10.	NEW ACCOUNTING STANDARDS

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Company’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. Adoption of FSP EITF 03-6-1 did not have a significant effect on the Company’s financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 during the second quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note   - Fair Value Measurements.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Company.

	June 30, 2009		December 31, 2008
		Estimated	.	Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$27,375,840	$27,375,840	$14,474,532	$14,474,532
Investment securities and stock in FHLB and FRB	134,578,610	130,719,277	129,038,699	123,655,310
Loans receivable, net	585,730,382	592,241,613	542,977,138	585,899,804

Liabilities:
Savings, NOW, and money market accounts	237,100,127	237,100,127	205,126,970	205,483,312
Time certificates	355,215,059	358,747,103	320,040,596	324,199,698
Long-term debt and other borrowed funds	101,333,739	104,376,051	106,485,795	107,628,766
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	3,083,307	12,000,000	11,520,000

At December 31, 2008, the Company had outstanding loan commitments and standby letters of credit of $84 million and $18 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

Valuation Methodology Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment Securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable - For conforming residential first-mortgage loans, the market price for loans with similar coupons and maturities was used. For nonconforming loans with maturities similar to conforming loans, the coupon was adjusted for credit risk. Loans which did not have quoted market prices were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products. Loans priced using the discounted cash flow method included residential construction loans, commercial real estate loans, and consumer loans. The estimated fair value of loans held for sale is based on the terms of the related sale commitments.

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

Guaranteed Preferred Beneficial Interest in Junior Subordinated Securities - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings.

Off-Balance Sheet Instruments - The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland.  It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank.  The Company engages in no significant activity other than holding the stock of the Bank, the payment of its subordinated debt and preferred stock obligations, and directing the business of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the Southern Maryland area through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”) to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans, including secured and unsecured loans, and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial, commercial real estate, construction, second mortgage, and home equity lending business as well as the level of transactional deposits.  As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased.  The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined.  Management believes that these changes will enhance the Bank’s overall long-term financial performance.

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

The Company’s results are influenced by local and national economic conditions. These conditions include the level of short-term interest rates such as the federal funds rate, the differences between short and long term interest rates, the prospects for economic growth or decline, and the rates of anticipated and current inflation. Local conditions, including employment growth or declines, may have direct or indirect effects on our borrowers’ ability to meet their obligations.

Interest rates can directly influence the Bank’s funding costs and loan and investment yields, as well serve to increase or decrease general economic activity. The federal funds target rate moved up for much of 2006 and 2007, hitting a multi-year peak on June 29, 2007 of 5.25%.  Shortly afterwards, it became clear that the U.S. economy suffered from an over-extension of credit in many sectors.  This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis.  The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007.  Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread.  The U.S. Treasury responded by injecting capital directly into banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”).  The Federal Reserve, Treasury, FDIC and other governmental bodies chose to guarantee various forms of debt issuance to stave off a total collapse of credit markets.  In addition, the U.S. government provided cash and debt guarantees to many private companies.  Besides these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to .25% in December 2008.

SELECTED FINANCIAL DATA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Condensed Income Statement
Interest Income	$9,350,365	$9,219,271	$18,553,441	$18,727,054
Interest Expense	4,180,031	4,400,886	8,440,102	9,052,375
Net Interest Income	5,170,334	4,818,385	10,113,339	9,674,679

Provision (Credit) for Loan Losses	929,488	(5,479)	1,462,373	154,745
Noninterest Income	781,771	758,588	1,368,228	1,346,039
Noninterest Expense	4,278,673	3,794,220	8,092,835	7,145,763
Income Before Income Taxes	743,944	1,788,232	1,926,359	3,720,210
Income Taxes	221,730	661,698	634,305	1,277,435
Net Income	522,214	1,126,534	1,292,054	2,442,775

Per Common Share:
Basic Earnings	$0.10	$0.38	$0.29	$0.83
Diluted Earnings	$0.10	$0.37	$0.29	$0.79
Book Value	$17.09	$16.90	$17.09	$16.90

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009

Net income for the six-month period ended June 30, 2009 totaled $1,292,054 ($0.29 basic and diluted earnings per common share) compared to $2,442,775 ($0.83 basic and $0.79 diluted earnings per common share) for the same period in the prior year.  This decrease of $1,150,721, or 47.11%, was caused by increases in noninterest expense and the provision for loan losses, partially offset by an increase in net interest income and a decline in income tax expense. The decline in earnings per common share was also affected by the accrual of preferred stock dividends in 2009.

	Six Months Ended
	June 30,
	2009	2008	$ Change	%Change
Interest income	$18,553,441	$18,727,054	(173,613)	(0.93)%
Interest expense	8,440,102	9,052,375	(612,273)	(6.76)%
Net interest income	10,113,339	9,674,679	438,660	4.53%
Provision for loan losses	1,462,373	154,745	1,307,628	845.02%

For the six-month period ended June 30, 2009, interest income decreased by $173,613, or 0.93%, to $18,553,441. The decrease was due to lower rates earned on interest earning assets partially offset by higher average asset balances in the current period.  The lower rates on assets were primarily the result of lower rates earned on loans tied to the prime rate, which declined throughout the fourth quarter of 2008 as the federal funds target rate declined. Interest expense decreased to $8,440,102 in the six-month period ended June 30, 2009 as compared to $9,052,375 in the same period in the prior year, a decrease of $612,273, or 6.76%.  The decrease was the result of lower interest rates on certain deposit types, partially offset by a higher average balance of interest-bearing liabilities. The lower deposit rates were primarily in shorter term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts.  The rates on these accounts tend to decrease when the federal funds target rate decreases.  The effect of the changes in interest income and expense was to increase the amount of net interest income by $438,660 or 4.53%.

The provision for loan losses increased to $1,462,373 for the six months ended June 30, 2009 from $154,475 for the six-month period ended June 30, 2008.  The increase in the loan provision was due to increases in the Company’s delinquencies and non-accrual loans, loan growth, allowance factors for the calculation of the provision and a change in projected losses due to the economic environment.  The Bank’s net charge-offs of loans increased by $192,065 from $34,933 for the six months ended June 30, 2008 to $226,998 for the six months ended June 30, 2009.  The Bank experienced an increase in non-accrual loans from $4,936,000 at December 31, 2008 to $13,478,732 at June 30, 2009.  Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary.  Our reviews include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Six Months Ended June 30,
	2009	2008	$Change	%Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$360,892	$234,551	$126,341	53.87%
Gain on sale of loans held for sale	168,374	-	168,374	-
Gain on asset sale	-	2,041	(2,041)	-
Income from bank owned life insurance	201,473	286,489	(85,016)	(29.68)%
Loss on sale of investment securities	(12,863)	-	(12,863)	-
Recognition of other than temporary
decline in value of investment securities	(118,744)	-	(118,744)	-
Service charges	769,096	822,958	(53,862)	(6.54)%
Total noninterest income	$1,368,228	$1,346,039	$22,189	1.65%

Loan appraisal, credit, and miscellaneous charges increased as loan volume increased.  The Bank sold $14,565,839 of longer-term, fixed rate mortgage loans in the first six months of 2009, while none were sold in 2008.  Income from bank owned life insurance in 2008 was increased by a one time gain from a policy refund. The recognition of other than temporary decline in the value of investment securities related to the Bank’s ownership of stock in Silverton Bank, N.A. On May 1, 2009, Silverton Bank, N.A.’s parent, Silverton Financial Services, Inc., was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation was named receiver. The value of the Bank’s investment in Silverton Bank was written off.

	Six Months Ended June 30,
	2009	2008	$ Change	%Change
NONINTEREST EXPENSE:
Salary and employee benefits	$4,251,834	$4,122,015	$129,819	3.15%
Occupancy	870,748	797,629	73,119	9.17%
Advertising	229,962	271,372	(41,410)	(15.26)%
Data processing	436,620	260,991	175,629	67.29%
Legal and professional fees	359,908	338,476	21,432	6.33%
Depreciation of furniture, fixtures,
and equipment	299,105	271,280	27,825	10.26%
Telephone communications	68,173	42,477	25,696	60.49%
Office supplies	87,385	74,475	12,910	17.33%
FDIC Insurance	633,611	124,254	509,357	409.93%
Other	855,489	842,794	12,695	1.51%
Total noninterest expenses	$8,092,835	$7,145,763	$947,072	13.25%

Salary and employee benefits and occupancy expense increased as the Bank opened an additional branch in late 2008. The Bank also experienced increases in land rentals on certain properties.  Advertising expense decreased as the Bank had fewer advertising campaigns in the second quarter of 2009 than in the same period in the prior year.  The increase in data processing expense reflects a credit received from a vendor in the first quarter of 2008 to settle previous pricing issues. In addition, data processing expenses relates to increases in the number of customer accounts. Legal and professional fees increased due to the increase in regulatory issues including the Company’s participation in the CPP program. Depreciation of furniture, fixtures, and equipment reflect increases in the size of the Bank’s operations. Telephone communications expenses increased due to the increases in the size of the Company’s operations. In addition, the Bank has utilized additional telecommunication services to aid in providing data backup services. FDIC insurance expense increased due to the expense of a one time special assessment recognized in the amount of $343,600 in the current period and an increase in assessment rate compared to the same period in the prior year.  In addition, in 2008 the Bank was able to offset much of its regular FDIC insurance expense by the use of credits available to it. These credits were used up by the end of 2008.

Income tax expense decreased to $634,305, or 32.93%, of pretax income, in the first two quarters of 2009, from $1,277,435, or 34.34%, of pretax income, in the prior year. The lower effective tax rate in the current year was caused by an increase in the relative effect of the Company’s tax exempt income in 2009.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009

Net income for the three-month period ended June 30, 2009 totaled $552,214 ($0.10 basic and $0.10 diluted earnings per common share), compared to $1,126,534 ($0.38 basic and $0.37 diluted earnings per common share) for the same period in the prior year.  This decrease of $604,320, or 53.64%, was caused by an increase in noninterest expense and provision for loan loss partially offset by higher net interest income and noninterest income and a decrease in income tax expense.

	Three Months Ended
	June 30,
	2009	2008	$ Change	%Change
Interest income	$9,350,365	$9,219,271	131,094	1.42%
Interest expense	4,180,031	4,400,886	(220,855)	(5.02)%
Net interest income	5,170,334	4,818,385	351,949	7.30%
Provision (reversal) for loan losses	929,488	(5,479)	(934,967)	(17,064.56)%

Interest income increased due to higher average balances in loans and investments which were partially offset by lower interest rate yields on loans and investments.  Interest expense decreased due to lower interest rates paid on deposits and borrowings offset by higher average balances of deposits and borrowings for the period. As noted above, increases in the provision for loan losses were due to loan growth and economic conditions as well as changes in the circumstances of particular loans, increases in the level of delinquencies, and increases in charge-offs and nonperforming loans.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$245,214	$124,288	$120,926	97.29%
Gain on sale of loans held for sale	168,374	-	168,374	-
Income from bank owned life insurance	100,216	189,271	(89,055)	(47.05)%
Loss on sale of investment securities	(12,863)	-	(12,863)	-
Recognition of other than temporary decline in value of investment securities	(118,744)	-	(118,744)	-
Service charges	399,574	45,029	(45,455)	(10.21)%
Total noninterest income	$781,771	$758,588	$23,183	3.06%

Loan appraisal, credit, and miscellaneous charges increased due to increased loan closings and additional fees charged. Gain on sale of loans held for sale increased due to the sales of $14,565,839 in fixed-rate longer-term one-to-four-family loans made in 2009. Income from bank owned life insurance was affected in 2008 by a one-time gain which was not repeated in 2009. Loss on the sale of securities reflected the sale of $73,200 of securities in 2009. As noted above, the recognition of other than temporary decline in value of investment securities related to the investment in Silverton Bank, N.A.  Service charges decreased as the Bank experienced a drop in check volume, which reduced the amounts of overdraft fee income earned. The drop in check volume was partially offset by increases in certain monthly service charges.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,101,058	$2,111,805	$(10,747)	(0.51)%
Occupancy	466,221	434,453	31,768	7.31%
Advertising	99,850	100,929	(1,079)	(1.07)%
Data processing	210,445	215,101	(4,656)	(2.16)%
Legal and professional fees	202,299	224,309	(22,010)	(9.81)%
Depreciation of furniture, fixtures, and equipment	150,963	138,878	12,085	8.70%
Telephone communications	34,898	18,846	16,052	85.17%
Office supplies	37,673	34,991	2,682	7.66%
FDIC Insurance	543,947	70,769	473,178	668.62%
Other	431,319	444,139	(12,820)	(2.89)%
Total noninterest expense	$4,278,673	$3,794,220	$484,453	12.77%

Occupancy expense increased due to the new branch which opened in 2008.  Telephone communications expense increased as the Bank used additional services to facilitate data transmission in 2009.  As noted above, the FDIC insurance expense reflects a one-time assessment of $343,600 in the current quarter as well as the usage of credits to decrease expense and $129,624 attributable to increase in assessment rate in 2008. Other expenses decreased due to a decrease in certain costs including printing, seminars and meetings.  Income tax expenses decreased due to the decrease in pretax income and an increase in the amount of tax exempt income at the state and federal levels.

FINANCIAL CONDITION

Assets
	June 30, 2009	December 31, 2008	$ Change	% Change

Cash and due from banks	$22,193,413	$5,071,614	$17,121,799	337.60%
Federal Funds sold	3,485,055	989,754	2,495,301	252.11%
Interest-bearing deposits with banks	1,697,372	8,413,164	(6,715,792)	(79.82)%
Securities available for sale, at fair value	23,889,888	14,221,674	9,668,214	67.98%
Securities held to maturity, at amortized cost	104,553,145	108,712,281	(4,159,136)	(3.83)%
Federal Home Loan Bank and
Federal Reserve Bank stock - at cost	6,472,300	6,453,000	19,300	0.30%
Loans held for sale	2,058,951	-	2,058,951	-
Loans receivable - net of allowance for loan
losses of $6,381,048 and $5,145,673, respectively	583,671,431	542,977,138	40,694,293	7.49%
Premises and equipment, net	12,433,413	12,235,999	197,414	1.61%
Accrued interest receivable	2,887,865	2,965,813	(77,948)	(2.63)%
Investment in bank owned life insurance	10,727,759	10,526,286	201,473	1.91%
Other assets	4,313,181	4,118,187	194,994	4.73%
	$778,383,773	$716,684,910	$61,698,863	8.61%

The Company increased its most liquid assets which are cash and due from banks, federal funds sold, and interest- bearing deposits with banks to have more liquidity on hand.  The differences in allocations between the different categories reflect operational needs. Investment securities available for sale increased for the same reason. The securities held to maturity portfolio declined due to principal paydowns offset by additional purchases of securities. The increase in loans held for sale was due to the Company’s decision to sell some of its current fixed-rate mortgages. The balance held for sale will be reduced by future sales to investors with servicing rights retained by the Bank.  The loan portfolio increased as a result of increases in commercial real estate loans, residential first mortgage loans, residential construction loans, and commercial lines of credit. These increases were partially offset by decreases in consumer, second mortgage, and commercial equipment loans.

Details of the Bank’s loan portfolio are presented below:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Real Estate Loans
Commercial	$262,992,395	44.55%	$236,409,990	43.11%
Residential first mortgages	111,531,210	18.88%	104,607,136	19.07%
Residential construction	62,414,106	10.57%	57,564,710	10.50%
Second mortgage loans	24,973,595	4.23%	25,412,415	4.63%
Commercial lines of credit	106,767,151	18.09%	101,935,520	18.59%
Consumer loans	1,571,942	0.27%	2,045,838	0.37%
Commercial equipment	20,102,215	3.41%	20,458,092	3.73%
	590,502,614	100.00%	548,433,701	100.00%
Less:
Deferred loan fees	300,135	0.05%	310,890	0.06%
Allowance for loan loss	6,381,048	1.08%	5,145,673	0.94%
	6,681,183		5,456,563
	$583,821,431		$542,977,138

At June 30, 2009, the Bank’s allowance for loan losses totaled $6,381,048, or 1.08% of loan balances, as compared to $5,145,673, or 0.94% of loan balances, at December 31, 2008. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2008.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Beginning Balance	$5,145,673	$4,482,483
Charge Offs	226,998	36,400
Recoveries	-	1,467
Net Charge Offs	226,998	34,933
Additions Charged to Operations	1,462,373	154,745
Balance at the end of the Period	$6,381,048	$4,602,295

The following table provides information with respect to our non-performing loans at the dates indicated.

	Balances as of	Balances as of
	June 30, 2009	December 31, 2008

Restructured Loans	$-	$-

Accruing loans which are contractually
past due 90 days or more:	$-	$-
Loans accounted for on a nonaccrual basis	$13,478,732	$4,936,000
Total non-performing loans	$13,478,732	$4,936,000
Non-performing loans to total loans	2.28%	0.90%
Allowance for loan losses to non performing loans	47.34%	104.25%

As of June 30, 2009 and December 31, 2008, $13,478,732 and $1,520,100 in loans were considered impaired under SFAS 114, respectively.

Liabilities:

	June 30, 2009	December 31, 2008	$ Change	% Change
Deposits
Non-interest-bearing deposits	$67,088,136	$50,642,273	$16,445,863	32.47%
Interest-bearing deposits	525,776,084	474,525,293	51,250,791	10.80%
Total deposits	592,864,220	525,167,566	67,696,654	12.89%
Short-term borrowings	641,990	1,522,367	(880,377)	(57.83)%
Long-term debt	100,691,749	104,963,428	(4,271,679)	(4.07)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	5,274,134	5,917,130	(642,996)	(10.87)%
Total Liabilities	$711,472,093	$649,570,491	$61,901,602	9.53%

Deposit balances increased primarily in certificates of deposits and noninterest checking accounts due to the Bank’s continuing efforts to increase its market share through branch improvements and marketing efforts.  The Bank paid off a maturing $5,000,000 advance which decreased in its long term debt. The increases in deposits were used to fund loan growth, increase the balances of cash and cash equivalents and to reduce short-term debt.

Stockholders’ Equity

	June 30, 2009	December 31, 2008	$ Change	% Change

Perpetual Preferred Stock Series A	$15,540,000	$15,540,000	$-	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000	-	0.00%
Common stock - par value	29,597	29,478	119	0.40%
Additional paid in capital	16,588,665	16,517,649	71,016	0.43%

Retained earnings	34,042,384	34,280,719	(238,335)	(0.70)%
Accumulated other comprehensive gain	222,236	229,848	(7,612)	(3.31)%
Unearned ESOP shares	(288,202)	(260,275)	(27,927)	10.73%
Total Stockholders’ Equity	$66,911,680	$67,114,419	$(202,739)	(0.30)%

Common stock and additional paid in capital increased due to the exercise of options. Retained earnings decreased because of dividends on preferred and common stock offset by earnings.  Book value per common share decreased from $17.23 per common share to $17.09 reflecting the total change in equity.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently conducts no business other than holding the stock of the Bank and paying interest on its subordinated debentures and preferred stock.  Its primary uses of funds are for the payment of dividends on common and preferred stock, the payment of interest and principal on debentures, and the repurchase of common shares.  The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, proceeds from the sale of loans, advances and other borrowings, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of June 30, 2009, the maximum available under this line was $310,478,974, while outstanding advances totaled $100,691,749. In order to draw on this line, the Bank must have sufficient collateral.  Qualifying collateral includes residential one-to-four-family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.  At June 30, 2009, the Bank had pledged collateral sufficient to draw an additional $54,361,135 under the line for a total current possible outstanding of $155,052,884.  The Bank also has collateral available, which is currently unpledged, which would provide additional borrowing capacity of $52,066,798 under this arrangement. In addition, the Bank has established, with separate collateral, other lines of credit totaling $29,102,158.

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

Cash, cash equivalents, and interest-bearing deposits with banks as of June 30, 2009 totaled $27,375,840, an increase of $12,901,308, or 89.13%, from the December 31, 2008 total of $14,474,532.  This increase was due to an increase in deposits offset by decreases in short-term borrowings and long-term debt.  The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings.  During the first six months of 2009, all financing activities provided $61,057,417 in cash compared to $44,586,196 for the same period in 2008. The increase in cash flows was principally due to the growth of the net increase in deposits in 2009 compared to the same period in 2008. This was partially offset by much smaller proceeds from long-term borrowings compared to the prior year.  In the first six months of 2009, the Company had a net increase in deposits of $67,696,654 compared to $19,386,640 for the same period in 2008.  In the first quarter of 2008, the Company had net positive cash flows related to long-term borrowings of $18,979,171, which was comprised of borrowings of $24,000,000 partially offset by payments of $5,020,829.  In the same period in 2009, the Company had net negative cash flows of $4,271,679 for long-term borrowings, which was comprised of borrowings of $750,000 offset by payments of $5,021,679.  Operating activities provided cash of $321,650 in the first six months of 2009 compared to $1,929,655 provided in the same period of 2008. The change was caused primarily by the $16,624,790 of origination of loans held for resale and decline in net income offset by $14,671,153 increase in proceeds from sale of loans held for sale.

The Bank’s principal use of cash has been in investments in loans, investment securities and other assets.  During the six months ended June 30, 2009, the Bank invested a total of $48,477,759 compared to $49,254,449 for the same period in 2008.  In 2009, large increases in loan originations were offset by higher principal repayments of loans. Similarly, the higher level of purchases of securities in 2009 were also offset by increased levels of securities repayments.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  At June 30, 2009, the Bank’s tangible, leverage and risk-based capital ratios were 10.19%, 12.62% and 13.67%, respectively.  These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.  At June 30, 2009, the Company’s tangible, leverage and risk-based capital ratios were 10.41%, 12.86% and 13.91%, respectively.  These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.

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

The loan loss allowance balance is an estimate based upon management’s evaluation of the loan portfolio.  The allowance is comprised of a specific and a general component.  The specific component consists of management’s evaluation of certain classified and non-accrual loans and their underlying collateral.  Loans are examined to determine the specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower, or other factors that would impact the borrower’s ability to repay the loan on its contractual basis.  Management assesses the ability of the borrower to repay the loan based upon all information available.  Depending on the assessment of the borrower’s ability to pay the loan as well as the type, condition, and amount of collateral, management will establish an allowance amount specific to the loan.

In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans.  Management also examines the Bank’s history of write-offs and recoveries within each loan category.  The state of the local and national economy is also considered.  Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category.  These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio.  Based upon these factors and recent net charge-offs, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

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

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings – The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

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

(c)
The Company did not repurchase any shares of common stock in the quarter ended June 30, 2009.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Item 3 - Default Upon Senior Securities — None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 11, 2009, all the nominees for director proposed by the Company were elected.  The votes cast for each nominee were as follows:

	For	Against	Abstain

Herbert N. Redmond, Jr.	1,705,851	91,038	8,599

Austin J. Slater, Jr.	1,758,331	26,872	20,285

Joseph V. Stone, Jr.	1,774,699	20,150	10,639

Also at the Meeting, the stockholders approved a non-binding advisory vote on executive compensation.  The votes cast were as follows:
			Broker
For	Against	Abstain	Non-Votes
1,509,798	201,109	94,581	112,361

Also at the Meeting, the stockholders ratified the appointment of Stegman & Company as the independent registered public accounting firm for fiscal year ending December 31, 2009.  The votes cast were as follows:

For	Against	Abstain
1,762,524	15,615	7,566

Item 5 - Other Information — None

Item 6 - Exhibits

Exhibit 31 Rule 13a-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: August 7, 2009	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the
Board

Date: August 7, 2009	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer