Form 10-Q
period 2009-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2009-11-13
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes  ☒    No☐

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
Yes ☐         No ☒

As of November 12, 2009 the registrant had 2,976,467 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2009 and 2008	4-5

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2009 and 2008	6-7

Notes to Consolidated Financial Statements	8-17

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29

Item 4T – Submission of Matters to a Vote of Security Holders	29

Item 5 – Other Information	29

Item 6 – Exhibits	29

SIGNATURES	30

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED) SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$20,116,141	$5,071,614
Federal Funds sold	7,610,000	989,754
Interest-bearing deposits with banks	946,009	8,413,164
Securities available for sale, at fair value	47,507,201	14,221,674
Securities held to maturity, at amortized cost	95,516,261	108,712,281
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,453,000
Loans held for sale	772,877	-
Loans receivable - net of allowance for loan losses of $6,791,908 and $5,145,673, respectively	586,487,319	542,977,138
Premises and equipment, net	12,189,059	12,235,999
Foreclosed real estate	922,934	-
Accrued interest receivable	2,958,759	2,965,813
Investment in bank owned life insurance	10,823,864	10,526,286
Other assets	5,128,468	4,118,187

Total Assets	$797,914,392	$716,684,910

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$57,793,984	$50,642,273
Interest-bearing deposits	569,201,810	474,525,293
Total deposits	626,995,794	525,167,566
Short-term borrowings	193,749	1,522,367
Long-term debt	85,680,745	104,963,428
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,557,022	5,917,130

Total Liabilities	730,427,310	649,570,491

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 2,967,680 and 2,947,759 shares, respectively	29,677	29,478
Additional paid in capital	16,694,565	16,517,649
Retained earnings	34,698,229	34,280,719
Accumulated other comprehensive gain	52,094	229,848
Unearned ESOP shares	(304,483)	(260,275)

Total Stockholders' Equity	67,487,082	67,114,419

Total Liabilities and Stockholders' Equity	$797,914,392	$716,684,910

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$8,324,971	$7,990,645	$24,243,433	$23,894,892
Taxable interest and dividends on investment securities	1,286,507	1,318,151	3,914,458	4,080,686
Interest on deposits with banks	9,017	13,291	16,045	73,563
Total interest income	9,620,495	9,322,087	28,173,936	28,049,141

INTEREST EXPENSE:
Interest on deposits	3,076,512	3,233,917	9,375,353	9,759,618
Interest on short-term borrowings	-	19,917	29,800	134,344
Interest on long-term borrowings	1,001,507	1,239,381	3,112,968	3,651,628
Total interest expenses	4,078,019	4,493,215	12,518,121	13,545,590

NET INTEREST INCOME	5,542,476	4,828,872	15,655,815	14,503,551

PROVISION FOR LOAN LOSSES	515,555	462,622	1,977,928	617,367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	$5,026,921	$4,366,250	$13,677,887	$13,886,184

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September& #160;30,		Nine Months Ended September&# 160;30,
	2009	2008	2009	2008
NONINTEREST INCOME:
Recognition of other than temporary decline in value of investment securities	$(458,530)	$-	$(577,274)	$-
Less: portion recorded as comprehensive income	410,530	-	410,530	-
Impairment loss on investment securities, net	48,000	-	(166,744)	-
Loan appraisal, credit, and miscellaneous charges	104,219	129,107	465,111	363,658
Gain on sale of loans held for sale	72,862	-	241,236	-
Gain on asset sale	-	-	-	2,041
Income from bank owned life insurance	96,105	101,994	297,578	388,483
Loss on sale of investment securities	-	-	(12,863)	-
Service charges	443,161	401,204	1,212,257	1,224,162
Total noninterest income	668,347	632,305	2,036,575	1,978,344

NONINTEREST EXPENSE:
Salary and employee benefits	2,284,641	2,052,810	6,536,475	6,174,825
Occupancy	399,648	416,723	1,270,396	1,214,352
Advertising	144,854	160,281	374,816	431,653
Data processing	245,974	216,283	682,594	477,274
Legal and professional fees	166,110	98,978	526,018	437,454
Depreciation of furniture, fixtures, and equipment	154,777	141,859	453,882	413,139
Telephone communications	33,698	16,898	101,871	59,375
Office supplies	37,076	32,140	124,461	106,615
FDIC Insurance	242,332	71,692	875,943	195,946
Other	557,942	416,486	1,413,431	1,259,280
Total noninterest expenses	4,267,052	3,624,150	12,359,887	10,769,913

INCOME BEFORE INCOME TAXES	1,428,216	1,374,405	3,354,575	5,094,615
Income tax expense	560,640	490,236	1,194,945	1,767,761
NET INCOME	867,576	884,169	2,159,630	3,326,854

OTHER COMPREHENSIVE INCOME NET OF TAX
Net unrealized holding gains arising during period	100,808	109,500	93,196	35,912
Other-than-temporary impairment on securities held-to-maturity	(270,950)	-	(270,950)	-
COMPREHENSIVE INCOME	$697,434	$993,669	$1,981,876	$3,362,766

EARNINGS PER COMMON SHARE
Basic	$0.22	$0.30	$0.52	$1.13
Diluted	0.22	0.29	0.51	1.09
Dividends paid per common share	-	-	0.40	0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,159,630	$3,326,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,977,928	617,367
Gain on sale of asset	-	(2,041)
Loss on sales of investment securities	12,863	-
Other than temporary decline in market value of investment securities	166,744	-
Depreciation and amortization	875,337	789,628
Net amortization of premium/discount on investment securities	(134,621)	(41,014)
Increase in cash surrender of bank owned life insurance	(297,578)	(299,345)
Deferred income tax benefit	(1,266,083)	(627,033)
Decrease in accrued interest receivable	7,054	56,203
Decrease (increase) in deferred loan fees	349	(78,784)
(Increase) decrease in accounts payable, accrued expenses, other liabilities	(360,108)	677,897
Decrease in other assets	347,374	77,865
Loans originated for resale	(19,238,916)	-
Proceeds from sale of loans held for sale	18,412,708	-
Gain on sales of loans held for sale	(241,236)	-

Net cash provided by operating activities	2,421,445	4,497,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(35,245,124)	(4,973,823)
Proceeds from sale, redemption or principal payments of investment securities available for sale	2,117,244	253,765
Purchase of investment securities held to maturity	(8,377,442)	(5,644,733)
Proceeds from maturities or principal payments of investment securities held to maturity	21,101,505	7,323,180
Net increase in FHLB and Federal Reserve stock	(482,500)	(893,800)
Loans originated or acquired	(190,835,961)	(174,963,324)
Principal collected on loans	144,719,136	114,083,214
Proceeds from disposal of premises and equipment	-	2,041
Purchase of premises and equipment	(828,397)	(3,516,067)

Net cash used in investing activities	(67,831,539)	(68,329,547)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$101,828,228	$57,768,858
Proceeds from long-term borrowings	750,000	24,000,000
Payments of long-term borrowings	(20,032,683)	(5,031,401)
Net decrease in short-term borrowings	(1,328,618)	(739,082)
Exercise of stock options	162,143	868,684
Excess tax benefits on stock-based compensation	14,947	51,880
Net change in unearned ESOP shares	(44,183)	156,373
Dividends Paid	(1,742,122)	(1,184,324)
Redemption of common stock	-	(889,650)

Net cash provided by financing activities	79,607,712	75,001,338

INCREASE IN CASH AND CASH EQUIVALENTS	14,197,618	11,169,478

CASH AND CASH EQUIVALENTS - JANUARY 1	14,474,532	11,426,637

CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$28,672,150	$22,596,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$13,566,054	$13,069,941
Income taxes	$1,776,676	$2,223,625

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
Issuance of common stock for payment of compensation	$99,980	$140,088
Transfer of loans to OREO	$922,934	$-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2008 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2008 Annual Report.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2009 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2008. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued guidance by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) regarding subsequent events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 7, 2009, the date the consolidated financial statements included in this Form 10-Q were issued.

2.	NATURE OF BUSINESS

The Company, through its bank subsidiary, provides domestic financial services primarily in Southern Maryland.  The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted guidance issued by FASB regarding fair value measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under the fair value guidance, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the ASC Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets and liabilities, as of September 30, 2009 measured at fair value on a recurring basis.

		Fair Value Measurements
		At September 30, 2009
		Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Available-for-Sale Securities	$47,507,201	$-	$47,507,201	$-
Loans Held for Sale	$772,877	$-	$772,877	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of September 30, 2009 are included in the table below:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Impaired loans	$4,408,815	$-	$4,408,815	$-
Held-to-Maturity Security	$744,610	$-	$744,610	$-

4.	INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by guidance issued regarding accounting for income taxes.  Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted FASB guidance regarding accounting for uncertainty in income taxes on January 1, 2007.  Interest and penalties, if any, are recorded in income tax expense.

5.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted net income available to common shareholders is divided by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2009 and 2008, there were 216,804 and 102,524 shares, respectively, excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive.  Basic and diluted earnings per share, have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$867,576	$884,169	$2,159,630	$3,326,854
Less: Dividends payable on preferred stock	(211,733)	-	(635,198)	-
Net income available to common shareholders	$655,843	$884,169	$1,524,432	$3,326,854

Average number of common shares outstanding	2,965,332	2,948,727	2,958,336	2,942,129
Effect of dilutive options	27,802	112,496	31,708	123,905
Average number of shares used to calculate earnings per share outstanding	2,993,134	3,061,223	2,990,044	3,066,034

6.	STOCK-BASED COMPENSATION

The Company has stock-based incentive compensation plans to attract and retain key personnel in order to promote the success of the business.  These plans are described in Note 13 to the consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2008.  Stock-based compensation related expenses of $31,702 were recognized in the nine months ended September 30, 2009, compared to no stock-based compensation expense for the nine months ended September 30, 2008. The Company and the Bank currently maintain incentive plans which provide for payments to be made in cash, stock, or stock options.  The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient. A summary of the Company’s stock option plans as of September 30, 2009, and changes during the nine-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at December 31, 2008	353,217	$15.49
Granted at fair value	-	-
Exercised	(12,186)	7.88	$43,579
Expired	-	-
Forfeited	(1)	7.88
Outstanding at September 30, 2009	341,030	$15.77	$288,169	1.7
Exercisable at September 30, 2009	341,030	$15.77	$288,169	1.7

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2009:

	Number	Weighted Average Grant
	of Shares	Date Fair value

Nonvested at January 1, 2009	-	$-
Granted	8,000	11.90
Vested	(2,640)	11.90
Cancelled	-	-

Nonvested at September 30, 2009	5,360	$11.90

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of capital securities with an interest rate based on the 90-day LIBOR rate plus 1.70%.  The Trust used the proceeds from this issuance to purchase $5.2 million of the Company’s junior subordinated debentures.  The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly.  The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities.  These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.”  Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on September 15, 2035, unless called by the Company not earlier than June 15, 2010.

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

8.	PREFERRED STOCK

On December 19, 2008, under the Troubled Asset Relief Program’s Capital Purchase Program the Company issued $15,540,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to the United States Department of the Treasury (“the Treasury”).  The preferred stock has a perpetual life, has liquidation priority over the Company’s common shareholders, and is cumulative.  The dividend rate is 5% for the first five years, rising to 9% thereafter.  The Series A Preferred Stock may not be redeemed unless the Company has redeemed all Series B Preferred Stock, and has paid all dividends accumulated.  As condition to the issuance of the Series A Preferred Stock, the Company agreed to accept restrictions on the repurchase of its common stock, the payment of dividends, and certain compensation practices.

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

The Company believes that it is in compliance with all terms of the Preferred Stock purchase agreement.

9.	SECURITIES

	September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$43,446,294	$520,033	$169,222	$43,797,105
Corporate equity securities	37,310	1,824	130	39,004
Bond mutual funds	3,534,135	136,957	-	3,671,092
Total securities available for sale	$47,017,739	$658,814	$169,352	$47,507,201

Securities held-to-maturity
Asset-backed securities issued by:
GSEs	$75,494,712	$1,771,070	$139,940	$77,125,842
Other	20,011,521	8,912	4,152,522	15,867,911
Total debt securities held-to-maturity	95,506,233	1,779,982	4,292,462	92,993,753

U.S. Government obligations	-	-	-	-
Other investments	10,028	-	-	10,028
Total securities held-to-maturity	$95,516,261	$1,779,982	$4,292,462	$93,003,781

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$10,214,278	$298,224	$7,544	$10,504,958
Corporate equity securities	156,054	912	237	156,729
Bond mutual funds	3,503,086	56,901	-	3,559,987
Total securities available for sale	$13,873,418	$356,037	$7,781	$14,221,674

Securities held-to-maturity
Asset-backed securities issued by:
GSEs	$82,544,538	$337,224	$931,832	$81,949,930
Other	25,150,396	-	5,137,129	20,013,266
Total debt securities held-to-maturity	107,694,934	337,224	6,068,961	101,963,196

U.S. Government obligations	999,908	92	-	1,000,000
Other investments	17,439	-	-	17,439
Total securities held-to-maturity	$108,712,281	$337,316	$6,068,961	$102,980,635

At September 30, 2009, certain other securities with a carrying value of $2,429,352 were pledged to secure certain deposits. At September 30, 2009, securities with a carrying value of $49,210,658 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

Gross unrealized losses and estimated fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2009, are as follows:

	Continuous unrealized losses existing for
		Less Than 12	More Than 12	Total unrealized
	Fair Value	Months	Months	Losses
Asset-backed securities issued by GSE's:	$26,597,102	$169,222	$-	$169,222
Corporate Equity Securities	180	130	-	130
	$26,597,282	$169,352	$-	$169,352

The available-for-sale investment portfolio has a fair value of $47,507,201, of which $26,597,282 of the securities have some unrealized losses from their amortized cost. Of these securities, $26,597,102, or 99%, are mortgage-backed securities issued by GSEs and $180 or less than 1% are short duration mutual fund shares.  The unrealized losses that exist in the asset-backed securities and mutual fund shares are the result of market changes in interest rates on similar instruments.

The asset-backed securities have an average duration of less than 1 year and are guaranteed by their issuer as to credit risk. Total unrealized losses on these investments are small (less than 1%). We believe that the losses in the equity securities are temporary. Persistent losses may require a reevaluation of these losses. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, as such, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Gross unrealized losses and estimated fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2009 are as follows:

	Continuous unrealized losses existing for
		Less Than 12	More Than 12	Total unrealized
	Fair Value	Months	Months	Losses
Asset-backed securities issued by GSE's:	$18,643,898	$87,411	$52,529	$139,940
Asset-backed securities issued by other	15,056,973	-	4,563,052	4,563,052
	$33,700,871	$87,411	$4,615,580	$4,702,992

The held-to-maturity investment portfolio has an estimated fair value of $93,003,781, of which $33,700,871 or 36% of the securities have some unrealized losses from their amortized cost. Of these securities, $18,643,898 or 55%, are mortgage-backed securities issued by GSEs and the remaining $15,056,973 are asset-backed securities issued by others. As with the available for sale securities, we believe that the losses are the result of general perceptions of safety and credit worthiness of the entire sector and a general disruption of orderly markets in the asset class. The securities issued by GSE’s are guaranteed by the issuer. They have an average duration of less than 1 year.  The average unrealized loss on GSE issued held to maturity securities is 1.4%. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

The asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches which absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. These securities have an average life under three years.  More than 95% of the market value of the securities is rated AAA by Standard & Poor’s, with the remainder rated at least BBB. Total unrealized losses on the asset-backed securities issued by others are $4,563,052 or 30% of the amortized cost.  We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

As of June 30, 2009, the Company recorded a charge of $118,744 related to other-than-temporary impairment on Silverton Bank common stock. This charge was recorded in earnings as investment securities losses and eliminating the cost basis. During the quarter ended September 30, 2009, the Company recorded a charge of $48,000 related to other-than-temporary impairment on a single CMO issue. The issue has a par value of $1,202,000 with a carrying value after the impairment charge of $1,154,000.

There were sales of investments available for sale securities of $73,200 during the nine-month period ended September 30, 2009 compared to no sales for the same period in the prior year. These sales produced a net loss of $(12,863) for the nine month period ended September 30, 2009. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

10.	NEW ACCOUNTING STANDARDS

During December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for business combinations in the Accounting Standards Codification (“ASC”).  This guidance is for business combinations which the acquisition date is on or after December 15, 2008. These business combinations use “acquisition accounting” which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer.  The Company adopted this new guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued accounting guidance for consolidations which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued new guidance regarding disclosures for derivatives.  This guidance requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this new guidance, effective January 1, 2009, did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued guidance regarding earnings per share which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted this guidance effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

In April 2009, the FASB issued guidance regarding the application of fair value accounting to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments.  The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on consolidated results of operations.

During May 2009, the FASB issued guidance regarding subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The Company adopted this guidance effective September 30, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

During June 2009, the FASB issued guidance on the transfers and servicing of financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on  consolidation of variable interest entities, to qualifying special-purpose entities.  This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption would have a material impact on the Company’s consolidated financial condition or results of operations.

During June 2009, the FASB guidance on the consolidation of variable interest entities.  This statement amends amends the original guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.   It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption would have a material impact on the Company’s consolidated financial condition or results of operations.

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

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$28,672,150	$28,672,150	$14,474,532	$14,474,532
Investment securities and stock in FHLB and FRB	150,369,492	147,445,483	129,038,699	123,655,310
Loans receivable, net	587,260,196	597,762,000	542,977,138	585,899,804

Liabilities:
Non-interest bearing demand, Savings, NOW, and money market accounts	249,758,528	249,758,528	205,126,970	205,483,312
Time certificates	377,237,266	381,667,000	320,040,596	324,199,698
Short and Long-term debt and other borrowed funds	85,874,494	83,219,000	106,485,795	107,628,766
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	3,083,307	12,000,000	11,520,000

At September 30, 2009, the Company had outstanding loan commitments and standby letters of credit of $99 million and $20 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

Guaranteed Preferred Beneficial Interest in Junior Subordinated Securities - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings. The 2009 valuations reflect a lack of liquidity in this market.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.”  Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank serves Southern Maryland through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”) to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. The Bank also makes commercial loans, including secured and unsecured loans, and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

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

The Company’s results are influenced by local and national economic conditions. These conditions include the level of short-term interest rates such as the federal funds rate, the differences between short- and long-term interest rates, the prospects for economic growth or decline, and the rates of anticipated and current inflation. Local conditions, including employment growth or declines, may have direct or indirect effects on our borrowers’ ability to meet their obligations.

Interest rates can directly influence the Bank’s funding costs and loan and investment yields, as well serve to increase or decrease general economic activity. The federal funds target rate increased for much of 2006 and 2007, hitting a multi-year peak on September 29, 2007 of 5.25%. Shortly afterwards, it became clear that the U.S. economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis.  The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007.  Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread.  The U.S. Treasury responded by injecting capital directly into banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”).  The Federal Reserve, Treasury, FDIC and other governmental bodies chose to guarantee various forms of debt issuance to stave off a total collapse of credit markets.  In addition, the U.S. government provided cash and debt guarantees to many private companies.  Besides these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to 0.25% in December 2008. The Federal Funds rate has stayed at this level throughout 2009.

SELECTED FINANCIAL DATA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Condensed Income Statement
Interest Income	$9,620,495	$9,322,087	$28,173,936	$28,049,141
Interest Expense	4,078,019	4,493,215	12,518,121	13,545,590
Net Interest Income	5,542,476	4,828,872	15,655,815	14,503,551
Provision for Loan Loss	515,555	462,622	1,977,928	617,367
Noninterest Income	668,347	632,305	2,036,575	1,978,344
Noninterest Expense	4,267,052	3,624,150	12,359,887	10,769,913
Income Before Income Taxes	1,428,216	1,374,405	3,354,575	5,094,615
Income Taxes	560,640	490,236	1,194,945	1,767,761
Net Income	867,576	884,169	2,159,630	3,326,944

Per Common Share
Basic Earnings	$0.22	$0.30	$0.52	$1.13
Diluted Earnings	$0.22	$0.29	$0.51	$1.09
Book Value	$17.24	$17.26	$17.24	$17.26

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009

Net income for the nine-month period ended September 30, 2009 totaled $2,159,630 ($0.52 basic and $0.51 diluted earnings per common share) compared to $3,326,944 ($1.13 basic and $1.09 diluted earnings per common share) for the same period in the prior year. This decrease of $1,167,314, or 35.09%, was caused by increases in noninterest expense and the provision for loan losses, partially offset by an increase in net interest income and a decline in income tax expense. The decline in earnings per common share was also affected by the accrual of preferred stock dividends in 2009.

	Nine Months Ended
	September 30,
	2009	2008	$ Change	%Change
Interest income	$28,173,936	$28,049,141	$124,795	0.44%
Interest expense	12,518,121	13,545,590	(1,027,469)	(7.59)%
Net interest income	15,655,815	14,503,551	1,152,264	7.94%
Provision for loan losses	1,977,928	617,367	1,360,561	220.38%

For the nine-month period ended September 30, 2009, interest income increased due to higher average asset balances in the current period offset by lower rates earned on interest earning assets. The lower rates on assets were primarily the result of lower rates earned on loans tied to the prime rate, which declined throughout the fourth quarter of 2008 as the federal funds target rate declined. Interest expense decreased in the nine-month period ended September 30, 2009 as a result of lower interest rates on certain deposit types, partially offset by a higher average balance of interest-bearing liabilities. The lower deposit rates were primarily in shorter-term interest bearing deposits such as short-term certificates of deposit and money market deposit accounts.  The rates on these accounts tend to decrease when the federal funds target rate decreases.

The provision for loan losses increased due to increases in the Company’s charge-offs, delinquencies and non-accrual loans, loan growth, and a change in the factors related to a change in projected losses due to the economic environment.  The Bank’s net charge-offs increased by $275,792 from $55,901 for the nine months ended September 30, 2008 to $331,693 for the nine months ended September 30, 2009. The Bank experienced an increase in non-accrual loans from $4,936,000 at December 31, 2008 to $21,752,754 at September 30, 2009. Management will continue to periodically review its allowance for loan losses and the related provision and make adjustments as deemed necessary.  Our reviews include a review of economic conditions nationally and locally, as well as a review of the performance of significant major loans and the overall portfolio.

	Nine Months Ended September 30,
NONINTEREST INCOME:	2009	2008	$ Change	% Change

Recognition of other than temporary decline in
in value of investment securities	$(577,274)	$-	$(577,274)	-
Less: Portion recorded as comprehensive income	410,530	-	410,530	-
Impairment loss on investment securities, net	(166,744)	-	(166,744)	-
Loan appraisal, credit, and miscellaneous charges	465,111	363,658	101,453	27.90%
Gain on sale of loans held for sale	241,236	-	241,236	-
Gain on asset sale	-	2,041	(2,041)	-
Income from bank owned life insurance	297,578	388,483	(90,905)	(23.40)%
Loss on sale of investment securities	(12,863)	-	(12,863)	-
Service charges	1,212,257	1,224,162	(11,905)	(0.97)%
Total noninterest income	$2,036,575	$1,978,344	$58,231	2.94%

Loan appraisal, credit, and miscellaneous charges increased as loan volume increased. The increase in gain on sale of loans held for sale reflects the sale of $18,466,039 of longer-term, fixed rate mortgage loans in the first nine months of 2009, while none were sold in 2008. Income from bank owned life insurance in 2008 was increased by a one time gain from a policy refund. The recognition of other than temporary decline in the value of investment securities related to the Bank’s ownership of stock in Silverton Bank, N.A. On May 1, 2009, Silverton Bank, N.A.’s parent, Silverton Financial Services, Inc., was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation was named receiver. The value of the Bank’s investment in Silverton Bank was written off. In addition, the underlying collateral of a single private label collateralized mortgage security, which the Bank holds in its held-to-maturity portfolio, has suffered sufficient losses that may put the collection of contractually due interest and principal in doubt. The Bank has recorded an other than temporary impairment charge of $48,000 on this CMO issue. As of September 30, 2009, the Bank has a total remaining cost basis of $1,154,000 in this CMO issue.

	Nine Months Ended September 30,
NONINTEREST EXPENSE:	2009	2008	$ Change	% Change
Salary and employee benefits	$6,536,475	$6,174,825	$361,650	5.86%
Occupancy	1,270,396	1,214,352	56,044	4.62%
Advertising	374,816	431,653	(56,837)	(13.17)%
Data processing	682,594	477,274	205,320	43.02%
Legal and professional fees	526,018	437,454	88,564	20.25%
Depreciation of furniture, fixtures, and equipment	453,882	413,139	40,743	9.86%
Telephone communications	101,871	59,375	42,496	71.57%
Office supplies	124,461	106,615	17,846	16.74%
FDIC Insurance	875,943	195,946	679,997	347.03%
Other	1,413,431	1,259,280	154,151	12.24%
Total noninterest expenses	$12,359,887	$10,769,913	$1,589,974	14.76%

Salary and employee benefits and occupancy expense increased as the Bank opened an additional branch in late 2008. The Bank also experienced increases in land rentals on certain properties.  Advertising expense decreased as the Bank had fewer advertising campaigns in the second and third quarters of 2009 than in the same periods in the prior year. The increase in data processing expense reflects a credit received from a vendor in the first quarter of 2008 to settle previous pricing issues. In addition, data processing expenses relates to increases in the number of customer accounts. Other increases in this area were incurred in the process of converting to different vendors for part of our information processing operations. Legal and professional fees increased due to the increase in regulatory issues including the Company’s participation in the CPP program. Increased depreciation of furniture, fixtures, and equipment reflect increases in the size of the Bank’s operations. Telephone communications expenses increased due to the increases in the size of the Company’s operations. In addition, the Bank has utilized additional telecommunication services to aid in providing data backup services. FDIC insurance expense increased due to the expense of a one time special assessment recognized in the amount of $343,600 in the current period and an increase in assessment rate compared to the same period in the prior year. In addition, in 2008 the Bank was able to offset much of its regular FDIC insurance expense by the use of credits available to it. These credits were used up by the end of 2008.

Income tax expense decreased to $1,194,945, or 35.62%, of pretax income, in the first three quarters of 2009, from $1,767,761, or 34.70%, of pretax income, in the prior year. The higher effective tax rate in the current year was caused by an increase in the amount of non-deductible expenses in 2009.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER30, 2009

Net income for the three-month period ended September 30, 2009 totaled $867,576 ($0.22 basic and diluted earnings per common share), compared to $884,169 ($0.30 basic and $0.29 diluted earnings per common share) for the same period in the prior year.  This decrease of $16,593, or 1.88%, was caused by an increase in noninterest expense and provision for loan loss partially offset by higher net interest income.

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Interest income	$9,620,495	$9,322,087	$298,408	3.20%
Interest expense	4,078,019	4,493,215	(415,196)	(9.24)%
Net interest income	5,542,476	4,828,872	713,604	14.78%
Provision for loan losses	515,555	462,622	52,933	11.44%

Interest income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments.  Interest expense decreased due to lower interest rates paid on deposits and borrowings offset by higher average balances of deposits and borrowings for the period. The decreased yields and rates paid were due to lower market interest rates. As noted above, increases in the provision for loan losses were due to loan growth and economic conditions that effected the loss factors used to compute the allowance as well as changes in the circumstances of particular loans, increases in the level of delinquencies, charge-offs and nonperforming loans.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
NONINTEREST INCOME:
Recognition of other than temporary decline in
value of investment securities	$(458,530)	$-	$(458,530)	-
Less: Portion recorded as comprehensive income	410,530	-	410,530	-
Impairment loss on investment securities, net	(48,000)		(48,000)	-
Loan appraisal, credit, and
miscellaneous charges	104,219	129,107	(24,888)	(19.28)%
Gain on sale of loans held for sale	72,862	-	72,862	-
Income from bank owned
life insurance	96,105	101,994	(5,889)	(5.77)%
Service charges	443,161	401,204	41,957	10.46%
Total noninterest income	$668,347	$632,305	$36,042	5.70%

Loan appraisal, credit, and miscellaneous charges decreased due to a decline in loan originations. Gain on sale of loans held for sale increased due to the sales of $3,900,200 in fixed-rate longer-term one-to-four-family loans in 2009. Income from bank owned life insurance reflects a higher average balance of bank owned life in the current year offset by the affect of a one-time gain in 2008. As noted above, the recognition of other than temporary decline in value of investment securities related to a reduction in the value of a private label mortgage backed security. Service charges increased as the Bank increased the per item charges on certain transactions. The effect of higher fees on each transaction was partially offset by a drop in check volume, which reduced the amounts of overdraft fee income earned.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,284,641	$2,052,810	$231,831	11.29%
Occupancy	399,648	416,723	(17,075)	(4.10)%
Advertising	144,854	160,281	(15,427)	(9.62)%
Data processing	245,974	216,283	29,691	13.73%
Legal and professional fees	166,110	98,978	67,132	67.83%
Depreciation of furniture, fixtures, and equipment	154,777	141,859	12,918	9.11%
Telephone communications	33,698	16,898	16,800	99.42%
Office supplies	37,076	32,140	4,936	15.36%
FDIC Insurance	242,332	71,692	170,640	238.02%
Other	557,942	416,486	141,456	33.96%
Total noninterest expenses	$4,267,052	$3,624,150	$642,902	17.74%

Salary and employee benefits expense has increased as the Bank has added additional employees due to the Bank’s growth in 2009. Occupancy expense decreased due to lower maintenance costs compared to prior year. Data processing costs increased due to overall growth in the Bank and due to certain charges related to improvements in services. Legal and professional fees increased due to the need for additional legal advice in dealing with delinquent loans. Telephone communications expense increased as the Bank used additional services to facilitate data transmission in 2009. As noted above, the FDIC insurance expense reflects increased ongoing insurance rates as well as the usage of credits to decrease expense in 2008. Other expenses increased due to increases in the Bank’s size and ATM related expenses.  Income tax expenses decreased due to the decrease in pretax income.

FINANCIAL CONDITION

	September 30, 2009	December 31, 2008	$ Change	% Change

Assets
Cash and due from banks	$20,116,141	$5,071,614	$15,044,527	296.64%
Federal Funds sold	7,610,000	989,754	6,620,246	668.88%
Interest-bearing deposits with banks	946,009	8,413,164	(7,467,155)	(88.76)%
Securities available for sale, at fair value	47,507,201	14,221,674	33,285,527	234.05%
Securities held to maturity, at amortized cost	95,516,261	108,712,281	(13,196,020)	(12.14)%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,453,000	482,500	7.48%
Loans held for sale	772,877	-	772,877
Loans receivable - net of allowance for loan losses of $6,791,908 and $5,145,673, respectively	586,487,319	542,977,138	43,510,181	8.01%
Premises and equipment, net	12,189,059	12,235,999	(46,940)	(0.38)%
Foreclosed real estate	922,934	-	922,934
Accrued interest receivable	2,958,759	2,965,813	(7,054)	(0.24)%
Investment in bank owned life insurance	10,823,864	10,526,286	297,578	2.83%
Other assets	5,128,468	4,118,187	1,010,281	24.53%

Total Assets	$797,914,392	$716,684,910	$81,229,482	11.33%

The Company increased some of its most liquid assets which are cash and due from banks and federal funds sold. Interest-bearing deposits with banks declined. The differences in allocations between the different categories reflect operational needs. Investment securities available for sale increased for the same reason. The securities held to maturity portfolio declined due to principal paydowns offset by additional purchases of securities, primarily asset-backed securities issued by government-sponsored entities. The increase in loans held for sale was due to the Company’s decision to sell some of its current fixed-rate mortgages. The balance in loans held for sale will be reduced by future sales to investors with servicing rights retained by the Bank. These servicing rights attributed to the increase in other assets as well as the increases in the Bank’s deferred tax benefit. The loan portfolio increased as a result of increases in commercial real estate loans, residential first mortgage loans and residential construction loans.  These increases were partially offset by decreases in commercial lines of credit, consumer, second mortgage, and commercial equipment loans. The Bank foreclosed on some real estate in the current period increasing the foreclosed real estate balance.

Details of the Bank’s loan portfolio are presented below:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%

Real Estate Loans
Commercial	$273,587,035	46.09%	$236,409,990	43.11%
Residential first mortgages	113,454,307	19.11%	104,607,136	19.07%
Residential construction	61,830,595	10.42%	57,564,710	10.50%
Second mortgage loans	25,116,769	4.23%	25,412,415	4.63%
Commercial lines of credit	98,422,905	16.58%	101,935,520	18.59%
Consumer loans	1,569,321	0.26%	2,045,838	0.37%
Commercial equipment	19,609,534	3.30%	20,458,092	3.73%
	593,590,466	100.00%	548,433,701	100.00%
Less:
Deferred loan fees	311,239	0.05%	310,890	0.06%
Allowance for loan loss	6,791,908	1.14%	5,145,673	0.94%
	7,103,147		5,456,563
	$586,487,319		$542,977,138

At September 30, 2009, the Bank’s allowance for loan losses totaled $6,791,908, or 1.14% of loan balances, as compared to $5,145,673, or 0.94% of loan balances, at December 31, 2008. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2008.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Beginning Balance	$5,145,673	$4,482,483
Charge Offs	331,793	57,368
Recoveries	100	1,467
Net Charge Offs	331,693	55,901
Additions Charged to Operations	1,977,928	617,367
Balance at the end of the Period	$6,791,908	$5,043,949

The following table provides information with respect to our non-performing loans at the dates indicated.

	Balances as of	Balances as of
	September 30, 2009	December 31, 2008

Restructured Loans	$1,917,156	$-

Accruing loans which are contractually past due 90 days or more:	$-	$-

Loans accounted for on a nonaccrual basis	$21,752,754	$4,936,000

Total non- performing loans	$23,669,910	$4,936,000

Non-performing loans to total loans	3.99%	0.90%

Allowance for loan losses to non performing loans	28.69%	104.25%

As of September 30, 2009 and December 31, 2008, $5,761,492 and $1,520,100 in loans were considered impaired under SFAS 114, respectively. The following table details the amount and type of non-accrual loans at December 31, 2008 and September 30, 2009. The largest concentration of non-accrual loans is in the residential construction portfolio which has been particularly affected by recent economic factors which have slowed absorption of finished lots and homes. Other loan types have also been affected by the economic conditions in our local and national markets. Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion,  preserve the most value for the Company.

	Non-accrual loans by loan type:
	September 30, 2009		December 31, 2008
	Dollars	Number of Loans	Dollars	Number of Loans
Real Estate Loans
Commercial	$7,548,166	8	$1,850,972	3
Residential first mortgages	338,806	1	339,521	1
Residential construction	9,692,614	5	1,500,607	3
Second mortgage loans	21,654	1	97,806	1
Commercial lines of credit	3,184,702	10	902,713	5
Consumer loans	2,878	3	50,460	14
Commercial equipment	963,934	3	193,921	2
	$21,752,754	31	$4,936,000	29

Liabilities	September 30, 2009	December 31, 2008	$ Change	% Change
Deposits
Non-interest-bearing deposits	$57,793,984	$50,642,273	$7,151,711	14.12%
Interest-bearing deposits	569,201,810	474,525,293	94,676,517	19.95%
Total deposits	626,995,794	525,167,566	101,828,228	19.39%
Short-term borrowings	193,749	1,522,367	(1,328,618)	(87.27)%
Long-term debt	85,680,745	104,963,428	(19,282,683)	(18.37)%
Trust preferred securities	12,000,000	12,000,000	-
Accrued expenses and other liabilities	5,557,022	5,917,130	(360,108)	(6.09)%

Total Liabilities	$730,427,310	$649,570,491	$80,856,819	12.45%

Deposit balances increased primarily in certificates of deposits, interest bearing checking, and noninterest checking accounts due to the Bank’s continuing efforts to increase its market share through branch improvements and marketing efforts. The Bank paid off $20,000,000 in maturing long term advances which decreased in its long-term debt. The increases in deposits were used to fund loan growth, increase the balances of cash and cash equivalents and to reduce long and short-term debt.

Stockholders’ Equity	September 30, 2009	December 31, 2008	$ Change	% Change

Perpetual Preferred Stock Series A	$15,540,000	$15,540,000	$-	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000	-	0.00%
Common stock - par value	29,677	29,478	199	0.68%
Additional paid in capital	16,694,565	16,517,649	176,916	1.07%
Retained earnings	34,698,229	34,280,719	417,510	1.22%
Accumulated other comprehensive gain	52,094	229,848	(177,754)	77.34%
Unearned ESOP shares	(304,483)	(260,275)	(44,208)	16.99%
Total Stockholders’ Equity	$67,758,032	$67,114,419	$372,663	0.56%

Common stock and additional paid in capital increased due to the exercise of options. Retained earnings increased because of earnings, offset by the payment of dividends on preferred and common stock. Book value per common share decreased from $17.26 per common share to $17.24 reflecting the total change in common equity.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently conducts no business other than holding the stock of the Bank and paying interest on its subordinated debentures and preferred stock.  Its primary uses of funds are for the payment of dividends on common and preferred stock and the payment of interest and principal on debentures.  The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, proceeds from the sale of loans, advances and other borrowings, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances and reverse repurchase agreements. The Bank may borrow up to 40% of consolidated Bank assets on a line of credit available from the FHLB. As of September 30, 2009, the maximum available under this line was $318,350,799, while outstanding advances totaled $85,680,745. In order to draw on this line, the Bank must have sufficient collateral.  Qualifying collateral includes residential one-to-four-family first mortgage loans, certain second mortgage loans, certain commercial real estate loans, and various investment securities.  At September 30, 2009, the Bank had pledged collateral sufficient to draw an additional $61,020,997 under the line for a total current possible outstanding of $146,701,742. The Bank also has collateral available, which is currently unpledged, which would provide additional borrowing capacity of $74,583,213 under this arrangement. In addition, the Bank has established, with separate collateral, other lines of credit totaling $30,994,555.

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

Cash, cash equivalents, and interest-bearing deposits with banks as of September 30, 2009 totaled $28,672,150, an increase of $14,197,618, or 98.09%, from the December 31, 2008 total of $14,474,532.  This increase was due to an increase in deposits offset by funds used to pay down short-term borrowings and long-term debt.  The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings.  During the first nine months of 2009, all financing activities provided $79,607,712 in cash compared to the $75,001,338 for the same period in 2008. The increase in cash provided of $4,606,374 or 6.14% was due to the net increase in deposits of $101,828,228 for the nine months ended September 30, 2009 compared to $57,768,858 for the same period in the prior year. The increase in cash provided by the net increase in deposits was partially offset by a decline in the proceeds from long-term borrowings from $24,000,000 in the first nine months of 2008 to $750,000 in the same period in 2009. Payments of long-term borrowings also increased, using cash of $20,032,638 in the first nine months of 2009 compared to using cash of $5,031,401 in the same period of 2008. Operating activities provided cash of $2,421,445 in the first nine months of 2009 compared to $4,497,687 provided in the same period of 2008. The change was caused primarily by the $19,238,916 of origination of loans held for sale and decline in net income offset by $18,412,708 increase in proceeds from sale of loans held for sale.

The Bank’s principal use of cash has been in investments in loans, investment securities and other assets.  During the nine months ended September 30, 2009, the Bank invested a total of $67,831,539 compared to $68,329,547 for the same period in 2008.  In 2009, large increases in loan originations were offset by higher principal repayments of loans. Similarly, the higher level of purchases of securities in 2009 were offset by increased levels of securities repayments.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  At September 30, 2009, the Bank’s tangible, leverage and risk-based capital ratios were 9.93%, 12.60% and 13.71%, respectively.  These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.  At September 30, 2009, the Company’s tangible, leverage and risk-based capital ratios were 10.14%, 12.83% and 13.94%, respectively.  These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two principles of accounting: (a) Accounting Standards Codification (“ASC”) Contingencies Topic, which requires that losses be accrued when they are probable of occurring and are estimable and (b) ASC Receivables Topic, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows and values observable in the secondary markets.

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

In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans.  Management also examines the Bank’s loss experience within each loan category.  The state of the local and national economy is also considered.  Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category.  These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories where the Bank is rapidly increasing the size of its portfolio.  Based upon these factors and recent net charge-offs, the Bank will adjust the loan loss allowance through the provision for loan losses.

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

In addition to the loan loss allowance, the Company also maintains a valuation allowance on its foreclosed real estate.  As with the allowance for loan losses, the valuation allowance on foreclosed real estate is based on ASC Contingencies Topic, as well as the accounting guidance on impairment of long lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value.  Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition.  These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.

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

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company did not repurchase any shares of common stock in the quarter ended September 30, 2009.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Item 3 - Default Upon Senior Securities — None

Item 4 - Submission of Matters to a Vote of Security Holders —None

Item 5 - Other Information — None

Item 6 - Exhibits

Exhibit 31 Rule 13a-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: November 12, 2009	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date: November 12, 2009	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer