Form 10-K
period 2009-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2010-03-10
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  0-18279

TRI-COUNTY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-1652138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (301) 645-5601

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27.9 million based on the closing price ($12.01 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 5, 2010: 2,994,207

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Annual Report to Stockholders for the year ended December 31, 2009.  (Part II)
2.         Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders.  (Part III)

INDEX

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

The Bank serves the Southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Lusby, Charlotte Hall, Prince Frederick and Lexington Park, Maryland. The Bank operates fifteen automated teller machines (“ATMs”) including five stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans.  The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Market Area

The Bank considers its principal lending and deposit market area to consist of the Tri-County area. These counties have experienced significant population growth during the past decade due to their proximity to the growing Washington, DC and Baltimore metropolitan areas.  Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs.  In addition, the area has experienced rapid growth in the last decade in businesses and federal facilities located in the area.  Major federal facilities include the Patuxent Naval Air Station in St. Mary’s County.  The Patuxent Naval Air Station has undergone significant expansion in the last several years and is projected to continue to expand for several more years.

In the last several years, residential housing and population growth in the Tri-County area has been constrained by certain government policies designed to limit growth. Growth has also been dampened as the demand for new housing in the Tri-County area has fallen as the overall housing market has fallen.  Future regulatory events may adversely affect the Bank’s loan growth.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans.  Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area.  There are currently 14 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies.  According to statistics compiled by the FDIC, the Bank was ranked third in deposit market share in the Tri-County area as of June 30, 2009, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions.  The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates.  Other services offered include tax-deferred retirement programs, brokerage services, and safe deposit boxes.  The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area.  It provides ongoing training for its staff in an attempt to ensure high-quality service.

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

Commercial Real Estate and Other Non-Residential Real Estate Loans.  The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest single component of the Bank’s loan portfolio.  Commercial real estate loans amounted to $293.0 million, or 46.9% of the loan portfolio, at December 31, 2009. This was an increase in both absolute size and as a percentage of the loan portfolio.  The commercial real estate loan portfolio was the one loan portfolio that increased as a percentage of total loans during 2009. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property.  The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects.  Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years.  Virtually all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.  At December 31, 2009, the largest outstanding commercial real estate loan was a $7.6 million loan, which is secured by an office building. This loan was performing according to its terms at December 31, 2009.

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

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans.  Total fixed-rate loan products in our residential first mortgage portfolio amounted to $105.3 million as of December 31, 2009.  Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio.  Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance).  These servicing rights may be sold to other qualified servicers.  As of December 31, 2009, the Bank serviced $37.2 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan.  The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index.  As of December 31, 2009, the Bank had $10.9 million in adjustable-rate residential mortgage loans.  The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income.  Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans.  There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans.  During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.  In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes.  Non-owner occupied one- to four-family loans are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application.  The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property.  In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage.  The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards.  Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans.  The Bank offers construction loans to individuals and building contractors for the construction of one-to-four family dwellings.  Construction loans totaled $21.3 million at December 31, 2009.  Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan.  The Bank also provides construction and land development loans to home building and real estate development companies.  Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved.  Draws are made upon satisfactory completion of predefined stages of construction or development.  The Bank will typically lend up to the lower of 80% of the appraised value or purchase price.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $41.2 million at December 31, 2009.  Bank policy requires that zoning and permits must be in place prior to making development loans.

The Bank’s ability to originate all types of residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. As demand for newly constructed housing has fallen, the Bank’s growth in these loans has slowed. Although construction and development loan balances grew in 2009 by $4.9 million compared to 2008, their percentage of the total loan portfolio fell from 10.5% at December 31, 2008 to 10.0% at December 31, 2009. If the demand for new houses in the Bank’s market areas continues to decline, this portion of its loan portfolio may also decline. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. There can be no assurance of the Bank’s ability to continue growth and profitability in its construction lending activities in the event of such a decline.

Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate.  The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project.  In addition, the volatility of the real estate market has made it increasingly difficult to ensure that  the valuation of land associated with these loans is accurate.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment.  As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the  project rather than the ability of the borrower or guarantor to repay principal and interest.  If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans. The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $19.0 million at December 31, 2009, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program.  Second mortgage loans, which totaled $6.1 million at December 31, 2009, are fixed and variable-rate loans that have original terms between five and 15 years.  Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.  This risk has been heightened as the market value of residential property has declined.  The Bank is monitoring the property values which secure its second mortgages and is lowering credit availability where prudent.  The Bank believes that its policies and procedures are sufficient to mitigate the additional risk posed by these loans at the current time.

Commercial Loans.  The Bank offers commercial loans to its business customers.  The Bank offers a variety of commercial loan products including term loans and lines of credit.  Such loans are generally made for terms of five years or less.  The Bank offers both fixed-rate and adjustable-rate loans under these product lines.  This portion of our portfolio has grown rapidly in the last several years, growing from $52.7 million and 14.1% of the portfolio at December 31, 2005 to $108.7 million and 17.4% of the overall loan portfolio at December 31, 2009. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income.  These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank.  The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.  Commercial business loans, however, entail greater risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  In the case of business failure, collateral would need to be liquidated to provide repayment for the loan.  In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios.  At December 31, 2009, the largest outstanding commercial loan was $9.5 million, which was secured by commercial real estate, cash and investments.  This loan was performing according to its terms at December 31, 2009.

Consumer Loans.  The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks.  The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit.  Consumer loans totaled $1.6 million at December 31, 2009.  The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank.  Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance.   Further collection efforts may be hampered by the borrower’s lack of current income or other assets.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans. The Bank also maintains a commercial equipment financing portfolio. Commercial equipment loans totaled $17.9 million, or 2.9% of the total loan portfolio, at December 31, 2009.  These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment.  When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank.  These loans entail greater risk than loans such as residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.  The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real Estate Loans
Commercial	$292,988	46.88%	$236,410	43.11%	$190,484	41.55%	$181,933	42.63%	$170,096	45.53%
Residential first mortgage	116,226	18.59%	104,607	19.07%	90,932	19.83%	80,781	18.93%	73,628	19.71%
Construction and land development	62,509	10.00%	57,565	10.50%	50,577	11.03%	41,715	9.77%	31,450	8.42%
Home equity and second mortgage	25,133	4.02%	25,412	4.63%	24,650	5.38%	24,572	5.76%	25,884	6.93%
Commercial loans	108,658	17.38%	101,936	18.59%	75,247	16.41%	76,651	17.96%	52,651	14.09%
Consumer loans	1,608	0.26%	2,046	0.37%	2,465	0.54%	2,813	0.66%	3,128	0.84%
Commercial equipment	17,917	2.87%	20,458	3.73%	24,113	5.26%	18,288	4.29%	16,742	4.48%
Total loans	625,039	100.00%	548,434	100.00%	458,468	100.00%	426,754	100.00%	373,579	100.00%
Less: Deferred loan fees	975		311		371		490		604
Loan loss reserve	7,471		5,146		4,482		3,784		3,383
Loans receivable, net	$616,593		$542,977		$453,614		$422,480		$369,592

Loan Originations, Purchases and Sales.  The Bank solicits loan applications through marketing by commercial and residential mortgage loan officers, its branch network, and referrals from customers.  Loans are processed and approved according to guidelines deemed appropriate for each product type.  Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type.  Loan processing functions are generally centralized except for small consumer loans.

Loan Approvals, Procedures and Authority.  Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate.  Loan approval authorities vary by individual with the President having approval authority up to $1.25 million, Chief Lending Officer $1.0 million, the Chief Credit Officer $1.0 million and the Chief Operating Officer $500,000.  The individual lending authority of the other lenders is set by management and based on their individual abilities.  The loan approval authorities of the President, Chief Lending Officer, the Chief Credit Officer and the Chief Operating Officer may be combined and a minimum of at least two of the four need to be present in an officers’ loan committee to approve loans up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of any three members may unanimously approve loans to relationships in excess of the $2.0 million up to the Bank’s in house lending limit with a later ratification by the Board Credit Review Committee.  A loan committee consisting of at least three members of the Board (the “Credit Review Committee”) ratifies all commercial real estate loans and approves or renews all loans to relationships that exceed $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases.  Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents.  Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac.  Mortgage loans in the amount of $21 million were sold by the Bank in 2009.  To comply with internal and regulatory limits on loans to one borrower, the Bank routinely sells portions of commercial and commercial real estate loans to other lenders.  The Bank sold $4.2 million in participations in 2009.  The Bank also routinely buys loans, portions of loans, or participation certificates from other lenders.  The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary.  The Bank purchased no participations in 2009.  Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.

Loans to One Borrower.  Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $8.2 million to any one borrower at December 31, 2009.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank would have been permitted to lend up to $12.8 million to any one borrower at December 31, 2009. At December 31, 2009, the largest amount outstanding to any one borrower and his or her related interests was $11 million.

Loan Commitments.  The Bank does not normally negotiate standby commitments for the construction and purchase of real estate.  Conventional loan commitments are granted for a one-month period.  The Bank’s outstanding commitments to originate loans at December 31, 2009 were approximately $12.2 million, excluding undisbursed portions of loans in process.  It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio.  The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2009	December 31, 2009	December 31, 2009
	(In thousands)
Real Estate Loans
Commercial	$31,440	$44,261	$217,287
Residential first mortgage	26,115	59,919	30,192
Construction and land development	60,585	1,657	267
Home equity and second mortgage	5,436	12,157	7,540
Commercial lines of credit	108,658	-	-
Consumer loans	394	603	611
Commercial equipment	15,384	2,533	-
Total loans	$248,012	$121,130	$255,897

The following table sets forth the dollar amount of all loans due after one year from December 31, 2009, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Real Estate Loans
Commercial	$39,057	$222,491	$261,548
Residential first mortgage	82,274	7,837	90,111
Construction and land development	100	1,824	1,924
Home equity and second mortgage	3,141	16,556	19,697
Commercial lines of credit	-	-	-
Consumer loans	1,214	-	1,214
Commercial equipment	2,533	-	2,533
	$128,319	$248,708	$377,027

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

Non-Performing Assets and Asset Classification.  Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful.  Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest.  Consumer loans generally are charged off when the loan becomes more than 180 days delinquent.  Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due or when the loan’s condition puts the timely repayment of principal and interest in doubt.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of the loan The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold.  When such property is acquired, it is recorded at its fair market value.  Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs.  Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $922,934 at December 31, 2009.

Delinquent and Nonaccrual Loans. As of December 31, 2009, the Bank had loans in the amount of $10,622,173 considered impaired loans.  Included in this amount is one troubled debt restructuring accruing loan of $1,675,000.  Loan loss reserves of $1,837,345 relate to impaired loans at December 31, 2009.

The following table sets forth information with respect to the Bank’s troubled debt restructured, non-performing, and impaired loans for the dates indicated. At each of the dates indicated, there were no accruing loans which are contractually past due 90 days or more.

	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Restructured Loans	$11,601	$-	$-	$-	$-

Non-performing loans
Impaired loans on which recognition of interest has been discontinued	$8,947	$1,743	$-	$-	$-
Loans on which recognition of interest has been discontinued	10,340	3,193	414	1,046	591
Total non-performing loans	$19,287	$4,936	$414	$1,046	$591
Impaired loans
Restructured loans and specific identification	$1,675	$-	$755	$-	$-
Loans accounted for on a non-accrual basis	8,947	1,743	-	-	-
Total impaired loans	$10,622	$1,743	$755	$-	$-

Non-performing loans to total loans	3.09%	0.90%	0.09%	0.25%	0.16%
Allowance for loan losses to non-performing loans	38.74%	104.25%	1082.61%	361.76%	572.42%

The below schedule provides the details by loan portfolio of non-performing loans for the dates indicated. The largest concentration of non-performing loans is construction and land development portfolio loans which have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes. Other loan types have also been affected by the economic conditions in our local and national markets. At December 31, 2009 $17.7 million or 91.9% of the Bank’s non-performing loans represent four customer relationships. The Bank’s non-performing loans are predominantly collateralized. Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion, preserve the most value for the Company.

	At December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	$6,367	$1,208	$-	$390	$-
Residential first mortgage	339	-	274	273	273
Construction and land development	9,504	1,840	-	-	-
Home equity and second mortgage	-	-	-	-	53
Commercial loans	2,192	903	60	303	258
Consumer loans	23	148	80	80	7
Commercial equipment	862	837	-	-	-
Total	$19,287	$4,936	$414	$1,046	$591

During the year ended December 31, 2009, gross interest income of $1,285,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.  During 2009, the Company recognized $268,000 in interest on these loans.

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$5,146	$4,482	$3,784	$3,383	$3,058

Charge-offs:
Real Estate Loans
Commercial	-	-	29	-	-
Construction and land development	187	287	-	-	-
Home equity and second mortgage	98	-	-	-	-
Commercial loans	608	202	73	-	3
Consumer loans	32	67	56	8	2
Commercial equipment	223	83	-	-	4
Total Charge-offs:	1,148	639	158	8	9

Recoveries:
Residential first mortgage	-	-	-	-	-
Consumer loans	-	2	2	3	-
Commercial equipment	-	-	-	-	5
Total Recoveries	-	2	2	3	5
Net charge-offs	1,148	637	156	5	4

Provision for Possible Loan Losses	3,473	1,301	855	406	329

Balance at End of Period	$7,471	$5,146	$4,482	$3,784	$3,383

Allowance for loan losses to total loans	1.20%	0.94%	0.98%	0.89%	0.91%

Net charge-offs to average loans	0.20%	0.13%	0.04%	0.00%	0.00%

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans
Commercial	$2,660	46.88%	$2,009	43.11%	$1,739	41.55%	$1,479	42.63%	$1,466	45.53%
Residential first mortgage	128	18.59%	105	19.07%	266	19.83%	97	18.93%	73	19.71%
Construction and land development	1,696	10.00%	1,295	10.50%	1,125	11.03%	662	9.77%	502	8.42%
Home equity and second mortgage	131	4.02%	102	4.63%	98	5.38%	104	5.76%	109	6.93%
Commercial loans	2,110	17.38%	1,248	18.59%	930	16.41%	1,135	17.96%	709	14.09%
Consumer loans	64	0.26%	43	0.37%	96	0.54%	126	0.66%	124	0.84%
Commercial equipment	682	2.87%	344	3.73%	228	5.26%	181	4.29%	400	4.48%
Total allowance for loan losses	$7,471	100.00%	$5,146	100.00%	$4,482	100.00%	$3,784	100.00%	$3,383	100.00%

The Bank closely monitors the loan payment activity of all its loans.  The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size and composition of the loan portfolio, the Bank’s historical loss experience, including trends in non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans.  Loan losses are charged off against the allowance when individual loans are deemed uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines.  However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans.  Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings.  For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2009 Annual Report to Stockholders.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings.  The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”), including Freddie Mac and Fannie Mae.  The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities.  As a member of the Federal Reserve and FHLB system, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated.  At December 31, 2009, 2008, and 2007, their estimated fair value was $148 million, $124 million, and $106 million, respectively.

	(In Thousands)
	At December 31,
	2009	2008	2007
Asset-backed securities:
Freddie Mac and Fannie Mae	$121,510	$93,049	$72,072
Other	19,006	25,150	25,283
Total asset-backed securities	140,516	118,199	97,355

Corporate Equity Securities	39	157	251
Bond mutual funds	3,654	3,560	3,390
Treasury bills	-	1,000	799
Other Investments	5	17	37
Total investment securities	144,214	122,933	101,832
FHLB and Federal Reserve Bank stock	6,936	6,453	5,355
Total investment securities and FHLB
and Federal Reserve Bank stock	$151,150	$129,386	$107,187

The maturities and weighted average yields for investment securities available for sale and held to maturity at December 31, 2009 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Investment securities available for sale:
Corporate equity securities	$37	1.15%	$-	0.00%	$-	0.00%	$-	0.00%
Asset-backed securities	24,888	2.64%	18,875	2.68%	4,670	3.23%	1,185	3.49%
Mutual Funds	3,568	3.63%	-	0.00%	-	0.00%	-	0.00%
Total investment securities available for sale	$28,493	2.76%	$18,875	2.68%	$4,670	3.23%	$1,185	3.49%

Investment securities held-to-maturity:
Asset-backed securities	$41,955	3.90%	$38,934	4.13%	$8,041	4.16%	$1,353	3.89%
Treasury bills	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Other investments	5	3.14%	-	0.00%	-	0.00%	-	0.00%

Total investment securities held-to-maturity	$41,960	3.90%	$38,934	4.13%	$8,041	4.16%	$1,353	3.89%

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

Deposits and Other Sources of Funds

General.  The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and nine branches in the Southern Maryland area.  Total deposits were $640.4 million as of December 31, 2009. The Bank uses borrowings, reverse repurchase agreements, and other sources to supplement funding from deposits.

Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts.  Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of ACCEL/Exchange, Cirrus, Maestro and Star ATM networks.  The Bank has occasionally used deposit brokers to obtain funds.  At December 31, 2009, the Bank had $20 million in deposits from brokers compared to $19.3 million at December 31, 2008. In addition the Bank utilizes the Certificate of Deposit Account Registry Service (CDARS) to provide existing customers with additional access to FDIC insurance. At December 31, 2009, the Bank maintained CDARS deposits of $39.1 million compared to $42.4 million at December 31, 2008.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Year Ended December 31,
	(Dollars in Thousands)
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$28,487	0.16%	$26,435	0.59%	$28,391	0.97%
Interest-bearing demand and
money market accounts	142,513	1.02%	132,512	1.75%	137,001	3.00%
Certificates of deposit	355,488	3.02%	268,363	3.93%	222,769	4.72%
Total interest-bearing deposits	526,488		427,310		388,161	3.84%
Noninterest-bearing demand deposits	53,584		42,955		45,969
	$580,072	2.11%	$470,265	2.77%	$434,130	3.43%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2009.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$61,864
Three through six months	33,725
Six through twelve months	64,713
Over twelve months	32,348
Total	$192,650

Borrowings.  Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes.  The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements.  Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio , and certain investments.  Generally,  the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 40% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks.    Other short-term debt consists of notes payable to the U.S. Treasury on treasury, tax and loan accounts.  Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances.  The table below sets forth information about borrowings for the years indicated.

	At or for the Year Ended December 31,
	(Dollars in Thousands)
	2009	2008	2007
Long-term debt
Long-term debt outstanding at end of period	$75,670	$104,963	$86,005
Weighted average rate on outstanding long-term debt at end of period	3.26%	3.81%	4.45%
Maximum outstanding long-term debt of any month end	100,692	104,998	96,042
Average outstanding long-term debt, during period	94,745	102,112	86,993
Approximate average rate paid on long-term debt during period	3.70%	4.09%	4.49%
Short-term borrowings
Short-term borrowings outstanding at end of period at end of period	$13,081	$1,522	$1,555
Weighted average rate on short-term borrowings at end of period	0.34%	1.83%	3.58%
Maximum outstanding short-term borrowings at any month end during period	$13,081	$20,943	$5,555
Average outstanding short-term borrowings	1,421	4,355	2,902
Approximate average rate paid on short-term borrowings	2.06%	3.59%	3.51%

For more information regarding the Bank’s borrowings, see Note 10 of Notes to Consolidated Financial Statements.

Subsidiary Activities

In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public.  This corporation is currently inactive.

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

Under the BHCA, a bank holding company must obtain FRB approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.  In evaluating such application, the FRB considers factors such as the financial condition and managerial resources of the companies involved, the convenience and needs of the communities to be served and competitive factors.

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

Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”), bank holding companies whose financial institution subsidiaries are “well capitalized” and “well managed” and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies,” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies.  Financial holding companies are authorized to engage in, directly or indirectly, financial activities.  A financial activity is an activity that is: (1) financial in nature; (2) incidental to an activity that is financial in nature; or (3) complementary to a financial activity and that does not pose a safety and soundness risk.  The G-L-B Act includes a list of activities that are deemed to be financial in nature.  Other activities also may be decided by the FRB to be financial in nature or incidental thereto if they meet specified criteria.  A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the FRB.  If the activity is not either specified in the G-L-B Act as being a financial activity or one that the FRB has determined by rule or regulation to be financial in nature, the prior approval of the FRB is required.  To date, the Company has not elected to be come a financial holding company

Federal law provides that no person (broadly defined to include business entities) “directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions,” may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator, which in the Company’s (and Bank’s) case is the FRB.  Control is defined to mean direct or indirect ownership, control of, or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the bank’s directors or a determination by the FRB that the acquirer has or would have the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of stock creates a rebuttable presumption of control under certain circumstances that requires that a filing be made with the FRB unless the FRB determines that the presumption has been rebutted.  Any company that seeks to acquire 25% or more of a class of a bank’s voting stock, or otherwise acquire control, must first receive the prior approval of the FRB under the Bank Holding Company Act and no existing bank holding company may acquire more than 5% of any class of a nonsubsidiary bank’s voting stock without prior FRB approval.

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

Capital Requirements.  The FRB has established capital requirements, similar to the capital requirements for state member banks, for bank holding companies with consolidated assets of $500 million or more.  As of December 31, 2009, the Company’s levels of consolidated regulatory capital exceeded the FRB’s minimum requirements.

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

The FRB has issued regulations that classify state member banks by capital levels and which authorize the FRB to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards.  Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%.  An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (1) 4% or (2) 3% if the bank has the highest composite examination rating.  A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards.  A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions.  As of December 31, 2009, the Bank was well capitalized as defined by the FRB’s regulations.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and effectively made the range seven to 77 1/2 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. The Bank’s special emergency assessment was $349,637, which was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009 in the amount of $3.8 million.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts received unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010.  Certain senior unsecured debt issued by institutions and their holding companies during specified time periods could also be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank opted not to participate in the unsecured debt guarantee program.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

Loans to Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders.  Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus.  Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus, or any loans cumulatively aggregating $500,000 or more, must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank.  In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

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

Regulatory Restructuring Legislation

In response to the financial crisis, the United States Treasury prepared a document, released in June 2009 titled, “FINANCIAL REGULATORY REFORM—A NEW FOUNDATION: Rebuilding Financial Supervision and Regulation,” that proposed significant regulatory restructuring of depository institutions. The House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision, which regulates federal thrifts, with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, Office of the Comptroller of the Currency and the FRB.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents or impacts of final legislation.

Personnel

As of December 31, 2009, the Bank had 127 full-time employees and six part-time employees.  The employees are not represented by a collective bargaining agreement.  The Bank believes its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Michael L. Middleton (62 years old) is Chairman, President and Chief Executive Officer of the Company and the Bank.  Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank.  Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration.  From January 1996 to December 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, serving as Chairman of the Board for 2004.  He also served as its Board Representative to the Council of Federal Home Loan Banks.  Mr. Middleton has served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, since January 2004.  He also serves on several philanthropic and civic boards.  He is a trustee for the College of Southern Maryland and Chairman of the Board of the Energetics Technology Center.

Effective March 31, 2010, the Board of Directors of Community Bank of Tri-County named William J. Pasenelli as President of the Bank to succeed Mr. Middleton. Mr. Middleton will remain Chairman and CEO of the Bank and continue as Chairman, CEO and President of Tri-County Financial Corporation.

Gregory C. Cockerham (54 years old) joined the Bank in November 1988. He serves as the Bank’s Executive Vice President – Chief Lending Officer. Mr. Cockerham has been in banking for over 30 years.  He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in Charles County.

William J. Pasenelli (51 years old) joined the Bank as Chief Financial Officer in April 2000.  Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987.  Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the DC Institute of Certified Public Accountants, and other civic groups.

Effective March 31, 2010, the Board of Directors of Community Bank of Tri-County named William J. Pasenelli as President of the Bank. He will continue to serve as Chief Financial Officer of both the Bank and Tri-County Financial Corporation.

James M. Burke (41 years old) joined the Bank in 2006.  He serves as the Bank’s Executive Vice President – Chief Credit Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has almost 20 years of banking experience. Mr. Burke is Chairman of the Board of Directors of Civista Medical Center and is active in other civic groups.

James F. DiMisa (50 years old) joined the Bank in 2006. He serves as Executive Vice President- Chief Operating Officer.  Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups.

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

Our provision for loan losses increased substantially during the past year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2009, we recorded a provision for loan losses of $3.5 million.  We also recorded net loan charge-offs of $1.1 million.  Our non-performing loans increased significantly in 2009 from $4.9 million, or 0.7% of total assets, at December 31, 2008 to $19.3 million, or 2.4% of total assets, at December 31, 2009. The increase was primarily due to the weakened economy and the softening real estate market.  If the economy and/or the real estate market continue to weaken, we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Certain interest rate movements may hurt our earnings.

Our largest component of earnings is net interest income, which could be negatively affected by changes in interest rates. The Company’s balance sheet is sensitive to changes in market and competitive interest rates. Changing interest rates impact customer actions and may limit the options available to the Company to maximize earnings or increase the costs to minimize risk. We do not have control over market interest rates and the Company’s focus to mitigate potential earnings risk centers on controlling the composition of our asset and liability holdings.

In 2008, short-term rates fell during the last quarter of the year at an unprecedented pace. This rapid decline in rates at the end of 2008 decreased yields on certain types of lending.  This downward pressure on loan yields generally was not matched by the same level of decline in interest rates paid on funding sources such as deposits and advances due to market and contractual conditions.  These rapid changes in interest rates negatively affected margins in 2008. By the end of the third quarter of 2009, the trend of a decreasing interest rate spread reversed as decreases in the rates of the Company’s interest-bearing liabilities decreased at a faster rate than rates of interest earning assets.

In the future, if interest rates increase rapidly our interest earning deposit customers may be willing incur penalties to withdraw the funds. The Bank would either have to acquire deposits at higher rates or risk losing the deposits. If substantial amounts of interest earning deposits are lost, the Bank would need to use other available higher costing sources of funds. The increased cost of the Bank’s financing liabilities may have a negative impact on net interest income if interest earning assets adjust to current market rates at a slower rate than liabilities.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2009, our loan portfolio consisted of $293.0 million, or 46.9%, of commercial real estate loans, $62.5 million, or 10.0%, of construction and land development loans, $108.7 million, or 17.4%, of commercial business loans and $17.9 million, or 2.9%, of commercial equipment loans.  We intend to maintain our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The recent economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in Southern Maryland.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial business and commercial equipment loans increased $129.7 million, or 44.8%, from $289.8 million at December 31, 2007 to $419.6 million at December 31, 2009. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our inability to retain deposits as they become due may cause us to rely more heavily on wholesale funding strategies, which could increase our expenses and adversely affect our operating margins and profitability.

A large percentage of our certificates of deposit have maturities of less than one year. The Bank has  marketing and pricing initiatives to retain these certificates of deposit when they mature, however, there can be no guarantee that we will retain the deposits necessary to continue to fund asset growth at reasonable prices.  If we are not able to maintain sufficient deposits, we will have to rely more heavily on wholesale strategies to fund our asset growth, which historically are more expensive than retail sources of funding.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth could be materially impaired.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Tri-County Financial Corporation, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The limitations on dividends and repurchases imposed through our participation in the Capital Purchase Program may make our common stock a less attractive investment.

On December 19, 2008, the United States Department of the Treasury purchased newly issued shares of our preferred stock as part of the Troubled Asset Relief Program’s Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our common stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the Capital Purchase Program , we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  Subsequent to the issuance of the preferred stock, the President signed the American Recovery and Reinvestment Act of 2009 into law, which provided more stringent limitations on severance pay and the payment of bonuses.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The terms governing the issuance of the preferred stock to the Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the agreement we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009, which placed more stringent limits on executive compensation, including a prohibition on the payment of bonuses or severance and a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  We have no assurances that further changes in the terms of the transaction will not occur in the future.  Such changes may place further restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than currently.  Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2009, we held 15.7% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the third largest market share of deposits out of the 14 financial institutions which held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

If the value of real estate in Southern Maryland were to continue to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Real estate values in Southern Maryland have experienced declines over the past two years. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

Proposed regulatory reform may have a material impact on our operations.

The United States Treasury prepared a document, released in June 2009 titled, “FINANCIAL REGULATORY REFORM—A NEW FOUNDATION: Rebuilding Financial Supervision and Regulation,” that proposed significant regulatory restructuring of depository institutions. . The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate is considering its own version.  The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives, we cannot determine the specific impact of regulatory reform at this time.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The following table sets forth the location of the Bank’s offices, as well as certain additional information relating to these offices as of December 31, 2009.

Office Location	Year Facility Commenced Operation	Leased Or Owned	Date of Lease Expiration	Approximate Square Footage

Main Office:
3035 Leonardtown Road Waldorf, Maryland	1974	Owned	–	16,500

Branch Offices:
22730 Three Notch Road Lexington Park, Maryland	1992	Owned	–	2,500

25395 Point Lookout Road Leonardtown, Maryland	1961	Owned	–	13,000

101 Drury Drive La Plata, Maryland	2001	Owned	–	2,645

10321 Southern Maryland Boulevard Dunkirk, Maryland	1991	Leased	2020	2,500

8010 Matthews Road Bryans Road, Maryland	1996	Owned	–	2,500

20 St. Patrick’s Drive Waldorf, Maryland	1998	Leased (Land) Owned (Building)	–	2,840

30165 Three Notch Road Charlotte Hall, Maryland	2001	Leased (Land) Owned (Building)	2026	2,800

200 Market Square Prince Frederick, Maryland	2005	Leased (Land) Owned (Building)	2028	2,800

11725 Rousby Hall Road Lusby, Maryland	2008	Leased(Land) Owned (Building)	2028	2,800

Item 3.  Legal Proceedings

Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business.

Item 4.  [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

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

Purchases of Equity Securities by the Issuer.

The Company did not repurchase any shares of common stock for the year ended December 31, 2009.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities  without the consent of the Treasury.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders Item  1 — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page of this Annual Report on Form 10-K and the information contained under the section captioned “Other Information Relating to Directors and Executive Officers Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Ethics” in the Proxy Statement is incorporated by reference.  A copy of the code of ethics and business conduct is filed as Exhibit 14 hereto.

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated by reference.

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

(d)  Equity Compensation Plan Information

The Company has adopted a variety of compensation plans pursuant to which equity may be awarded to participants.  In 2005, the 1995 Stock Option and Incentive Plan and the 1995 Stock Option Plan for Non-Employee Directors expired. In 2005, the stockholders approved the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors.  The following table sets forth certain information with respect to the Company’s Equity Compensation Plans as of December 31, 2009.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity plans approved by security holders	273,480	$16.57	133,484

Equity compensation plans not approved by security holders (1)	55,763	$13.46

Total	329,243	$16.04	133,484

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers – Policies and Procedures for Approval and Related Parties Transactions and Relationships and Transactions with the Company and the Bank” in the Proxy Statement is incorporated herein by reference.

For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” in the Proxy Statement is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Audit Fees an Pre Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).
3.2	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 10-Q for the quarter ended June 30, 2006 as filed on August 14, 2006.
4.1	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Tri-County Financial Corporation	Form 8-K as filed on December 22, 2008
4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series	Form 8-K as filed on December 22, 2008
4.3	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Tri-County Financial Corporation	Form 8-K as filed on December 22, 2008
4.4	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	Form 8-K as filed on December 22, 2008
10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.
10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.
10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005
10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.
10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.15*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.16*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.17*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.18*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.21*	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Tri-County Financial Corporation and United States Department of the Treasury	Form 8-K as filed on December 22, 2008.

10.22*	Form of Waiver executed by each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on December 22, 2008
10.23*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on December 22, 2008
10.24*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.25*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
13.0	Annual Report to Stockholders for the year ended December 31, 2009
14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.
21.0	List of Subsidiaries
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
99.1	Principal Executive Officer Certification regarding TARP
99.2	Principal Executive Officer Certification regarding TARP

(*)	Management contract or compensating arrangement.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

TRI-COUNTY FINANCIAL CORPORATION

Date: March 5, 2010	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 5, 2010		Date: March 5, 2010

By:	/s/ C. Marie Brown	By:	/s/ Herbert N. Redmond, Jr.
	C. Marie Brown		Herbert N. Redmond, Jr.
	Director		Director

Date: March 5, 2010		Date: March 5, 2010

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 5, 2010		Date: March 5, 2010

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 5, 2010		Date: March 5, 2010

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 5, 2010		Date: March 5, 2010