Form 10-Q
period 2010-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2010-05-07
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of  May 4, 2010, the registrant had 2,990,520 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

Page
PART I - FINANCIAL INFORMATION	3

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2010
and December 31, 2009	3

Consolidated Statements of Income -
Three Months Ended March 31, 2010 and 2009	4-5

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2010 and 2009	6-7

Notes to Consolidated Financial Statements	8-20

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21-31

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	31

Item 4 – Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	31

Item 1A – Risk Factors	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 – Defaults Upon Senior Securities	32

Item 4 – [Removed and Reserved]	32

Item 5 – Other Information	32

Item 6 – Exhibits	32

SIGNATURES	33

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$15,468,016	$9,960,787
Federal funds sold	2,870,000	695,000
Interest-bearing deposits with banks	2,582,422	592,180
Securities available for sale, at fair value	49,873,539	53,926,109
Securities held to maturity, at amortized cost	90,715,509	90,287,803
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,935,500
Loans held for sale	80,000	- -
Loans receivable - net of allowance for loan losses of $7,245,630 and $7,471,314, respectively	608,019,454	616,592,976
Premises and equipment, net	11,884,097	11,987,690
Foreclosed real estate	6,892,816	922,934
Accrued interest receivable	2,911,991	2,925,271
Investment in bank owned life insurance	11,048,142	10,943,396
Other assets	9,893,575	9,272,888

Total Assets	$819,175,061	$815,042,534

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$58,505,941	$70,001,444
Interest-bearing deposits	603,524,869	570,417,345
Total deposits	662,030,810	640,418,789
Short-term borrowings	251,096	13,080,530
Long-term debt	70,658,404	75,669,630
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	4,774,860	5,683,736

Total Liabilities	749,715,170	746,852,685

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common Stock - par value $.01; authorized - 15,000,000 shares; issued 2,981,781 and 2,976,046 shares, respectively	29,818	29,760
Additional paid in capital	16,786,015	16,754,627
Retained earnings	36,346,648	35,193,958
Accumulated other comprehensive income	382,929	284,474
Unearned ESOP shares	(402,519)	(389,970)

Total Stockholders' Equity	69,459,891	68,189,849

Total Liabilities and Stockholders' Equity	$819,175,061	$815,042,534
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
	Three Months Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,758,786	$7,877,391
Taxable interest and dividends on investment securities	1,202,574	1,325,495
Interest on deposits with banks	2,177	190
Total interest and dividend income	9,963,537	9,203,076

INTEREST EXPENSES:
Deposits	2,819,281	3,173,365
Short-term borrowings	10,854	23,866
Long-term debt	648,766	1,062,840
Total interest expenses	3,478,901	4,260,071

NET INTEREST INCOME	6,484,636	4,943,005
PROVISION FOR LOAN LOSSES	858,374	532,885

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,626,262	4,410,120

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(continued)	Three Months Ended March 31,
	2010	2009
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$170,412	$115,678
Income from bank owned life insurance	104,746	101,257
Service charges	404,044	369,522
Gain on sale of loans held for sale	82,023	- -
Total noninterest income	761,225	586,457

NONINTEREST EXPENSES:
Salary and employee benefits	2,362,534	2,150,776
Occupancy expense	427,644	404,527
Advertising	76,749	130,112
Data processing expense	246,140	226,175
Professional fees	158,839	157,609
Depreciation of furniture, fixtures, and equipment	127,598	148,142
Telephone communications	40,119	33,275
Office supplies	45,746	49,712
FDIC Insurance	352,106	89,664
Other	400,934	424,170
Total noninterest expenses	4,238,409	3,814,162

INCOME BEFORE INCOME TAXES	2,149,078	1,182,415
Income tax expense	784,654	412,575
NET INCOME	1,364,424	769,840
Preferred stock dividends	211,733	211,733
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,152,691	$558,107

INCOME PER COMMON SHARE
Basic	$0.39	$0.19
Diluted	$0.38	$0.19

Dividends declared per common share	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,364,424	$769,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan losses	858,374	532,885
Depreciation and amortization	251,863	287,453
Loans originated for resale	(3,144,500)	(16,624,790)
Proceeds from sale of loans originated for sale	3,146,147	- -
Gain on sale of loans held for sale	(82,023)	- -
Net amortization of premium/discount on investment securities	(88,162)	(23,561)
Increase in cash surrender of bank owned life insurance	(104,746)	(101,257)
Deferred income tax benefit	(133,570)	(338,331)
Decrease in accrued interest receivable	13,280	97,906
Increase in deferred loan fees	(32,576)	(45,180)
Decrease in accounts payable, accrued expenses, other liabilities	(908,876)	(366,688)
(Increase) decrease in other assets	(537,836)	487,920

Net cash provided by (used in) operating activities	601,799	(15,323,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(33,177)	(2,765,018)
Proceeds from redemption or principal payments of investment securities available for sale	4,312,203	138,530
Purchase of investment securities held to maturity	(5,999,899)	- -
Proceeds from maturities or principal payments of investment securities held to maturity	5,583,073	3,895,210
Net decrease of FHLB and Federal Reserve stock	- -	13,800
Loans originated or acquired	(55,440,499)	(57,178,523)
Principal collected on loans	57,218,716	51,499,129
Purchase of premises and equipment	(148,270)	(643,196)

Net cash provided by (used in) investing activities	5,492,147	(5,040,068)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(continued)	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,612,021		29,100,925
Payments of long-term borrowings	(5,011,226)		(5,010,785)
Net decrease in short term borrowings	(12,829,434)		(1,115,870)
Exercise of stock options	31,446		60,775
Excess tax benefits on stock-based compensation	- -		2,543
Dividends Paid	(211,733)		(131,745)
Net change in unearned ESOP shares	(12,549)		(64,319)

Net cash provided by financing activities	3,578,525		22,841,524

INCREASE IN CASH AND CASH EQUIVALENTS	$9,672,471		$2,477,653

CASH AND CASH EQUIVALENTS - JANUARY 1	11,247,967		14,474,532

CASH AND CASH EQUIVALENTS - MARCH 31	$20,920,438		$16,952,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$3,636,279		$4,648,905
Income taxes	$283,000	$	- -
Transfer from loans to foreclosed real estate	$5,969,882	$	- -

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2009 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2010 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2009.

2.	NATURE OF BUSINESS
The Company provides a variety of financial services to individuals and small businesses through its offices in Southern Maryland. Its primary deposit products are demand, savings, and time deposits, and its primary lending products are consumer and commercial mortgage loans, construction and land development loans, and commercial loans.

3.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard’s Codification (“ASC”) Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans). FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly or quarterly valuation process.

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2010 and 2009, respectively.Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Fair value is derived from secondary market quotations for similar instruments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, using the specific identification method.

Foreclosed Real Estate
Foreclosed real estate is adjusted for fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of March 31, 2010 measured at fair value on a recurring basis.

		Fair Value Measurements
		At March 31, 2010
		Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs CMOs	$41,816,251	$-	$41,816,251	$-
MBS	4,301,095	-	4,301,095	-
Corporate equity securities	38,387	-	38,387	-
Bond mutual funds	3,717,806	-	3,717,806	-
Total securities available for sale	$49,873,539	$-	$49,873,539	$-

Loans held for sale	$80,000	$-	$80,000	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2010 are included in the table below:

		Fair Value Measurements
		At March 31, 2010
		Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Impaired loans:
Commercial real estate	$3,005,985	$-	$3,005,985	$-
Residential construction	1,087,418	-	1,087,418	-
Commercial lines of credit	4,597,170	-	4,597,170	-
Total impaired loans	$8,690,573	$-	$8,690,573	$-

Foreclosed real estate	$6,892,816	$-	$6,892,816	$-

4.	INCOME TAXES
The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

5.	EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2010 and 2009, there were 253,359 and 190,479 shares, respectively, excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2010	2009
Net Income	$1,364,424	$769,840
Less: Dividends payable on preferred stock	(211,733)	(211,733)
Net income available to common shareholders	$1,152,691	$558,107

Average number of common shares outstanding	2,978,388	2,951,122
Effect of dilutive options	21,125	38,982
Average number of shares used to calculate earnings per share outstanding	2,999,513	2,990,104

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses for the period.

	Three Months Ended
	March 31,
	2010	2009
Net Income	$1,364,424	$769,840
Other comprehensive income net of tax:
Net unrealized holding gains arising during period	98,455	212,987
Comprehensive income	$1,462,879	$982,827

7.	STOCK-BASED COMPENSATION
The Company has stock-based incentive compensation plans to attract and retain key personnel in order to promote the success of the business. These plans are described in Note 13 to the consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2009. Stock-based compensation expense was not recognized for the quarters ended March 31, 2010 or 2009. The Company and the Bank currently maintain incentive plans which provide for payments to be made in cash, stock, or stock options. The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient. A summary of the Company’s stock option plans as of March 31, 2010 and changes during the three-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at December 31, 2009	329,243	$16.04	$222,607
Granted at fair value	-	-
Exercised	(8,441)	7.89	38,118
Expired	-	-
Forfeited	(1)	7.90

Outstanding at March 31, 2010	320,801	$16.26	$283,826	1.6

Exercisable at March 31, 2010	320,801	$16.26	$283,826	1.6

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	5,360	$11.90
Granted	-	-
Vested	-	-
Cancelled	-	-

Nonvested at March 31, 2010	5,360	$11.90

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust, along with the $155,000 for Capital Trust II’s common securities, used the proceeds from this issuance to purchase $5,155,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance, along with the Company’s $217,000 capital contribution for Capital Trust I’s common securities, to purchase $7,217,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These debentures qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company not earlier than July 22, 2009.

9.	PREFERRED STOCK
On December 19, 2008, the United States Department of the Treasury (“Treasury”), acting under the authority granted to it by the Troubled Asset Relief Program’s Capital Purchase Program purchased $15,540,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued by the Company. The preferred stock has a perpetual life, has liquidation priority over the Company’s common shareholders, and is cumulative. The dividend rate is 5% for the first five years, rising to 9% thereafter. The Series A Preferred Stock may not be redeemed unless the Company has redeemed all Series B Preferred Stock (defined below), and has paid all dividends accumulated. As condition to the issuance of the Series A Preferred Stock the Company agreed to accept restrictions on the repurchase of its common stock, the payment of dividends and certain compensation practices.

At the same time the Company issued its Series A Preferred Stock, it issued to the Treasury warrants to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock (“Series B Preferred Stock”) in the amount of 5% of the Series A Preferred Stock or 770 shares with a par value of $777,000. The warrants had an exercise price of $.01 per share. The Series B Preferred Stock has the same rights, preferences and privileges as the Series A Preferred Stock except, the Series B Preferred Stock has a dividend rate of 9%. These warrants were immediately exercised.

The Company believes that it is in compliance with all terms of the Preferred Stock Purchase Agreement.

10.	SECURITIES

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$45,385,682	$793,084	$61,420	$46,117,346
Corporate equity securities	37,310	1,260	183	38,387
Bond mutual funds	3,601,227	116,579	-	3,717,806
Total securities available for sale	$49,024,219	$910,923	$61,603	$49,873,539

Securities held to maturity
Asset-backed securities issued by:
GSEs	$72,851,154	$1,536,999	$506,556	$73,881,597
Other	17,859,785	43,705	3,054,101	14,849,389
Total debt securities held to maturity	90,710,939	1,580,704	3,560,657	88,730,986

U.S. Government obligations	-	-	-	-
Other investments	4,570	-	-	4,570
Total securities held to maturity	$90,715,509	$1,580,704	$3,560,657	$88,735,556

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$49,617,856	$646,198	$30,628	$50,233,426
Corporate equity securities	37,310	1,416	163	38,563
Bond mutual funds	3,568,050	86,070	-	3,654,120
Total securities available for sale	$53,223,216	$733,684	$30,791	$53,926,109

Securities held to maturity
Asset-backed securities issued by:
GSEs	$71,276,709	$1,689,252	$137,919	$72,828,042
Other	19,005,847	12,088	3,353,964	15,663,971
Total debt securities held to maturity	90,282,556	1,701,340	3,491,883	88,492,013

U.S. Government obligations	-	-	-	-
Other investments	5,247	-	-	5,247
Total securities held to maturity	$90,287,803	$1,701,340	$3,491,883	$88,497,260

At March 31, 2010 certain other securities with a carrying value of $3,429,476 were pledged to secure certain deposits. At March 31, 2010 securities with a carrying value of $41,654,762 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

Gross unrealized losses and estimated fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position at March 31, 2010 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	FairValue	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs:	$8,204,202	$61,420	$-	$-	$8,204,202	$61,420
Corporate Equity Securities	127	183	-	-	127	183
	$8,204,329	$61,603	$-	$-	$8,204,329	$61,603

The available for sale investment portfolio has a fair value of $49,873,539 of which $8,204,329 of the securities have some unrealized losses from their amortized cost. Of these securities, $8,204,202, or 99%, are mortgage-backed securities issued by GSEs. The unrealized losses that exist in the asset-backed securities and mutual fund shares are the result of market changes in interest rates on similar instruments.

The asset-backed securities have an average duration of less than one year and are guaranteed by their issuer as to credit risk. Total unrealized losses on these investments are small (less than 1%). We believe that the losses in the equity securities are temporary. Persistent losses may require a reevaluation of these losses. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Gross unrealized losses and estimated fair value by length of time that the individual held to maturity securities have been in a continuous unrealized loss position at March 31, 2010 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	FairValue	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs:	$8,016,099	$27,377	$12,976,535	$479,179	$20,992,634	$506,556
Asset-backed securities issued by others:	-	-	11,720,264	3,054,101	11,720,264	3,054,101
	$8,016,099	$27,377	$24,696,799	$3,533,280	$32,712,898	$3,560,657

The held to maturity investment portfolio has an estimated fair value of $88,735,555, of which $32,712,897 or 37%, of the securities have unrealized losses from their amortized cost. Of these securities, $20,992,634 or 64%, are mortgage-backed securities issued by GSEs and the remaining $11,720,264 are asset-backed securities issued by others. As with the available for sale securities, we believe that the losses are the result of general perceptions of safety and credit worthiness of the entire sector and a general disruption of orderly markets in the asset class. The securities issued by GSEs are guaranteed by the issuer. They have an average duration of less than two years. The average unrealized loss on GSE issued held to maturity securities is .70%. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

The asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches which absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. These securities have an average life under three years. Total unrealized losses on the asset-backed securities issued by others are $3,054,101 or 16%, of the amortized cost. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

The table below presents the Standard & Poor’s credit rating of available for sale and held to maturity asset-backed securities issued by GSEs and others at March 31, 2010:

Credit Rating	Amount
AAA	$127,369,468
AA+	1,611,970
AA-	2,463,216
A-	1,218,479
BBB+	161,722
BBB	3,301,921
B-	701,510
Total	$136,828,286

There were no sales of investments available for sale securities during the three-month period ended March 31, 2010 or March 31, 2009. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

11.	NEW ACCOUNTING STANDARDS
FASB ASC TOPIC 105, “Generally Accepted Accounting Principles” (“GAAP”) establishes the Codification as the single source of authoritative GAAP in the United States except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. The provisions of FASB ASC Topic 105 were adopted for the year ending December 31, 2009 and did not have a material effect on the Company’s consolidated financial statements.

FASB ASC TOPIC 260, “Earnings per Share” provides guidance that requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted this guidance effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

FASB ASC TOPIC 320, “Investments - Debt and Equity Securities” provides guidance on impairment of securities. FASB ASC Topic 320 (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

FASB ASC TOPIC 715, “Compensation - Retirement Benefits” provides guidance applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy or policies, that are associated with a postretirement benefit. ASC Topic 715 requires that for a split-dollar life insurance arrangement an employer should recognize a liability for future benefits if, in substance, a postretirement benefit plan exists or if the arrangement is, in substance, an individual deferred compensation contract based on the substantive agreement with the employee. The guidance is effective for fiscal years beginning after December 15, 2007. The Company adopted the guidance on January 1, 2008 and recognized a liability for future benefits in the amount of $314,847 as a cumulative effect adjustment to retained earnings.

FASB ASC TOPIC 805, “Business Combinations” provides guidance for business combinations for which the acquisition date is on or after December 15, 2008. These business combinations use “acquisition accounting” which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. The Company adopted this new guidance effective January 1, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

FASB ASC TOPIC 810, “Consolidation” provides guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Additional guidance issued under ASC Topic 810 related to variable interest entities (“VIEs”) amends the original guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009. Adoption of this new guidance, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

FASB ASC TOPIC 815, “Derivatives and Hedging” provides guidance regarding disclosures for derivatives. This guidance requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this new guidance, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and became effective on January 1, 2010 for non-financial assets and non-financial liabilities.

Additional guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

Additional guidance (Accounting Standards Update (“ASU”) No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

Additional guidance (ASU No. 2010-06) issued under ASC Topic 820 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

FASB ASC TOPIC 825, “Financial Instruments” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (1) may be applied instrument by instrument with certain exceptions, (2) is generally irrevocable and (3) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The provisions of ASC Topic 825 became effective for the Company on January 1, 2008.

FASB ASC TOPIC 855, “Subsequent Events” provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC TOPIC 860, “Transfers and Servicing” provides guidance that eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities. This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009. Adoption of this new guidance, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$20,920,438	$20,920,438	$11,247,967	$11,247,967
Investment securities and stock in FHLB and FRB	147,524,548	145,547,000	151,149,412	148,049,000
Loans receivable, net	608,099,454	604,698,000	616,592,976	610,998,000
Foreclosed real estate	6,892,816	6,892,816	922,934	922,934

Liabilities
Savings, NOW, and money market accounts	251,214,099	251,214,099	259,160,873	246,139,000
Time certificates	410,816,711	415,804,000	381,257,916	384,848,000
Long-term debt and other borrowed funds	70,909,500	67,767,096	88,750,160	83,381,000
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At March 31, 2010, the Company had outstanding loan commitments and standby letters of credit of $7.7 million and $23.3 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

Valuation Methodology

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment Securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  FHLB and FRB stock are carried and valued at cost.

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

Foreclosed real estate - Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.

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

The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.”  Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank serves Southern Maryland through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds, along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes real estate loans including residential first and second mortgage loans, home equity lines of credit, commercial mortgage loans, commercial loans, including secured and unsecured loans, and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial and commercial real estate lending as well as the level of transactional deposits.  As a result of this emphasis, the Bank’s percentage of assets invested in residential first mortgage lending has declined since 1997. Conversely, targeted loan types have increased.  The Bank has also seen an increase in transactional deposit accounts while the percentage of total liabilities represented by certificates of deposits has declined.  Management believes that these changes will enhance the Bank’s overall long-term financial performance.

Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending will increase its exposure to credit losses.  The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates, economic conditions in the Southern Maryland area as well as individual borrowers’ circumstances.  Management believes that its allowance for loan losses is adequate.  For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2009.

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

Interest rates can directly influence the Bank’s funding costs and loan and investment yields, and also act to increase or decrease general economic activity. The federal funds target rate increased for much of 2006 and 2007, hitting a multi-year peak on September 29, 2007 of 5.25%. Shortly afterwards, it became clear that the U.S. economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis.  The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007.  Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread.  The U.S. Treasury responded by injecting capital directly into banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”).  The Federal Reserve, Treasury, FDIC and other governmental bodies chose to guarantee various forms of debt issuance to stave off a total collapse of credit markets.  In addition, the U.S. government provided cash and debt guarantees to many private companies.  Besides these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to 0.25% in December 2008. The Federal Funds rate has stayed at this level since 2008.

SELECTED FINANCIAL DATA
	Three Months Ended
	March 31,
	2010	2009

Condensed Income Statement
Interest and dividend income	$9,963,537	$9,203,076
Interest expense	3,478,901	4,260,071
Net interest income	6,484,636	4,943,005
Provision for loan loss	858,374	532,885
Noninterest income	761,225	586,457
Noninterest expense	4,238,409	3,814,162
Income before income taxes	2,149,078	1,182,415
Income taxes	784,654	412,575
Net income	1,364,424	769,840
Net income available to common shareholders	1,152,691	558,107

Per Common Share
Basic earnings	$0.39	$0.19
Diluted earnings	$0.38	$0.19
Book value	$17.82	$17.43

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010

Net income for the three-month period ended March 31, 2010 totaled $1,364,424 ($0.39 basic and $0.38 diluted earnings per common share), compared to $769,840 ($0.19 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the three month period ended March 31, 2010 totaled $1,152,691 compared to $558,107 for the same period in the prior year.  The increase of $594,584, or 77.23% for net income or 106.54% for net income available to common shareholders, was primarily due to increases in net interest income of $1,541,631 and noninterest income of $174,768 offset by increases in noninterest expense of $424,247 and the provision for loan loss of $325,489.

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Interest and dividend income	$9,963,537	$9,203,076	$760,461	8.26%
Interest expense	3,478,901	4,260,071	(781,170)	(18.34)%
Net interest income	6,484,636	4,943,005	1,541,631	31.19%
Provision for loan losses	858,374	532,885	325,489	61.08%

Interest income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments.  Interest expense decreased due to lower interest rates paid on deposits and borrowings offset by higher average balances of deposits and borrowings for the period. The decreased yields and rates paid were due to lower market interest rates. The increase in the provision for loan losses was due to economic conditions that affected the loss factors used to compute the allowance as well as changes in the circumstances of specific impaired loans, increases in the level of delinquencies, charge-offs and nonperforming loans.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$170,412	$115,678	$54,734	47.32%
Income from bank owned life insurance	104,746	101,257	3,489	3.45%
Service charges	404,044	369,522	34,522	9.34%
Gain on sale of loans held for sale	82,023	- -	82,023	n/a

Total noninterest income	$761,225	$586,457	$174,768	29.80%

Loan appraisal, credit, and miscellaneous charges increased due to an increase in the size of the loan portfolio compared to the same period in the prior year. Service charge revenues have increased primarily due to increases of per item charges on certain transactions and increases in total deposits. Gain on sale of loans held for sale increased because the Bank sold $3,146,147 in loans in 2010 compared to no sales in the same period in the prior year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,362,534	$2,150,776	$211,758	9.85%
Occupancy expense	427,644	404,527	23,117	5.71%
Advertising	76,749	130,112	(53,363)	(41.01%)
Data processing expense	246,140	226,175	19,965	8.83%
Professional fees	158,839	157,609	1,230	0.78%
Depreciation of furniture, fixtures, and equipment	127,598	148,142	(20,544)	(13.87%)
Telephone communications	40,119	33,275	6,844	20.57%
Office supplies	45,746	49,712	(3,966)	(7.98%)
FDIC Insurance	352,106	89,664	262,442	292.69%
Other	400,934	424,170	(23,236)	(5.48%)

Total noninterest expenses	$4,238,409	$3,814,162	$424,247	11.12%

The Company’s noninterest expense increased by $424,247 or 11.12% from the comparable period in the prior year due to costs associated with the asset growth of the Bank, the rising cost of regulatory compliance and increasing FDIC assessments. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s growth. FDIC insurance expense reflects increased insurance assessment rates that started during the third quarter of 2009. Advertising expense was less than the same period in the prior year due mainly to marketing campaign expenses incurred in the first quarter of 2009.

The Company recorded income tax expense of $784,654 or 36.5%, of pretax earnings of $2,149,078 for the three months ended March 31, 2010 compared with $412,575 or 34.9%, of pretax earnings of $1,182,415 for the three months ended March 31, 2009.

FINANCIAL CONDITION
	March 31, 2010	December 31, 2009	$ Change	% Change

Assets
Cash and due from banks	$15,468,016	$9,960,787	$5,507,229	55.29%
Federal funds sold	2,870,000	695,000	2,175,000	312.95%
Interest-bearing deposits with banks	2,582,422	592,180	1,990,242	336.09%
Securities available for sale, at fair value	49,873,539	53,926,109	(4,052,570)	(7.52)%
Securities held to maturity, at amortized cost	90,715,509	90,287,803	427,706	0.47%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,935,500	- -	0.00%
Loans held for sale	80,000	- -	80,000	n/a
Loans receivable – net of allowance for loan losses of $7,245,630 and $7,471,314, respectively	608,019,454	616,592,976	(8,573,522)	(1.39)%
Premises and equipment, net	11,884,097	11,987,690	(103,593)	(0.86)%
Foreclosed real estate	6,892,816	922,934	5,969,882	646.84%
Accrued interest receivable	2,911,991	2,925,271	(13,280)	(0.45)%
Investment in bank owned life insurance	11,048,142	10,943,396	104,746	0.96%
Other assets	9,893,575	9,272,888	620,687	6.69%

Total Assets	$819,175,061	$815,042,534	$4,132,527	0.51%

The Company increased some of its most liquid assets which are cash and due from banks, federal funds sold and interest-bearing deposits with banks. The securities available for sale portfolio decreased due to proceeds received from maturing asset-backed securities issued by government-sponsored entities. The securities held to maturity portfolio increased due to additional purchases of securities offset by principal paydowns, primarily of asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs. The $8,573,522 decline in net loans outstanding was caused by seasonal fluctuations in a few relationships and the resolution of a problem loan relationship that moved a construction and land development loan into foreclosure. The increase in foreclosed real estate is due to the resolution of the problem loan relationship. The increase in other assets was primarily due to increases to prepaid assets.

Details of the Bank’s loan portfolio are presented below:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%

Real Estate Loans
Commercial	$303,412,489	49.24%	$292,987,963	46.88%
Residential first mortgages	118,224,360	19.19%	116,225,733	18.59%
Construction and land development	51,512,016	8.36%	62,509,558	10.00%
Home equity and second mortgage	25,192,408	4.09%	25,133,155	4.02%
Commercial loans	98,493,827	15.98%	108,657,910	17.38%
Consumer loans	1,436,924	0.23%	1,607,765	0.26%
Commercial equipment	17,934,933	2.91%	17,916,655	2.87%
	616,206,957	100.00%	625,038,739	100.00%
Less:
Deferred loan fees	941,873	0.15%	974,449	0.16%
Allowance for loan loss	7,245,630	1.18%	7,471,314	1.20%
	8,187,503		8,445,763
	$608,019,454		$616,592,976

The allowance for loan losses decreased $225,684 to $7,245,630 or 1.18% of loan balances at March 31, 2010 from $7,471,314 or 1.20%, of loan balances at December 31, 2009. Nonperforming loans as a percentage of total loans amounted to 2.29% at March 31, 2010 compared to 3.09% at December 31, 2009. The Company continues to have a high quality loan portfolio with 89.91% of its nonperforming loans concentrated among four customers at March 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2009.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Beginning Balance	$7,471,314	$5,145,673
Add:
Provision charged to operations	858,375	532,885
Recoveries	3,200	- -
Less:
Charge Offs	1,087,259	11,355
Balance at the end of the period	$7,245,630	$5,667,203

The Company incurred $1,087,259 in charge offs for the three months ended March 31,2010 which represented a total of $28,894 of consumer loans and equity lines, $601,122 for a construction and land development loan moved into foreclosure and $457,243 for three commercial loans.

The following table provides information with respect to our nonperforming loans at the dates indicated.

	Balances as of	Balances as of
	March 31, 2010	December 31, 2009

Restructured Loans	$12,414,791	$11,601,215
Nonperforming loans
Impaired loans on which recognition of interest has been discontinued	$4,455,460	$8,947,173
Loans on which recognition of interest has been discontinued	9,677,096	10,340,310

Total nonperforming loans	$14,132,556	$19,287,483
Impaired loans
Restructured loans and specific identification	$5,972,458	$1,675,000
Loans accounted for on a nonaccrual basis	4,455,460	8,947,173

Total impaired loans	$10,427,918	$10,622,173

Nonperforming loans to total loans	2.29%	3.09%
Allowance for loan losses to non performing loans	51.27%	38.74%

At March 31, 2010 and December 31, 2009, impaired loans totaled $10,427,918 and $10,622,173, respectively. Impaired loans include accruing loans that have been restructured in the amount of $5,972,458 at March 31, 2010 and $1,675,000 at December 31, 2009.  Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at March 31, 2010 and December 31, 2009 were $1,737,345 and $1,837,345, respectively. Loans on which the recognition of interest has been discontinued, which were not considered impaired, amounted to $9,677,096 and $10,340,310 at March 31, 2010 and December 31, 2009, respectively.

The largest dollar concentration of nonperforming loans is in the construction and land development portfolio loans, which has been particularly affected by recent economic factors which have slowed absorption of finished lots and homes. Other loan types have also been affected by the economic conditions in our local and national markets. Management continues to monitor these loans and is working to resolve these loans in a manner to preserve the most value for the Company.

	Nonperforming loans by loan type
	March 31, 2010		December 31, 2009
	Dollars	Number of Loans	Dollars	Number of Loans
Real Estate Loans
Commercial	$5,223,648	6	$6,366,672	8
Residential first mortgages	734,691	3	338,806	1
Construction and land development	5,532,019	4	9,504,414	5
Home equity and second mortgage	- -	- -	- -	- -
Commercial lines of credit	2,263,717	6	2,192,308	5
Consumer loans	128,112	4	22,884	2
Commercial equipment	250,369	2	862,399	3
	$14,132,556	25	$19,287,483	24

Liabilities	March 31, 2010	December 31, 2009	$ Change	% Change
Deposits
Non-interest-bearing deposits	$58,505,941	$70,001,444	$(11,495,503)	(16.42)%
Interest-bearing deposits	603,524,869	570,417,345	33,107,524	5.80%
Total deposits	662,030,810	640,418,789	21,612,021	3.37%
Short-term borrowings	251,096	13,080,530	(12,829,434)	(98.08)%
Long-term debt	70,658,404	75,669,630	(5,011,226)	(6.62)%
Subordinated debentures	12,000,000	12,000,000	- -	0.00%
Accrued expenses and other liabilities	4,774,860	5,683,736	(908,876)	(15.99)%

Total Liabilities	$749,715,170	$746,852,685	$2,862,485	0.38%

Total deposits increased $21,612,021 or 3.37%, to $662,030,810 at March 31, 2010 from $640,418,789 at December 31, 2009. Deposits have increased $107,762,319 or 19.44%, since March 31, 2009. For the three month period ended March 31, 2010, deposit balance increases in interest bearing certificates of deposits, savings and money market accounts were partially offset by decreases in checking and noninterest checking accounts. The increases in total deposits are due to the Bank’s continuing efforts to increase its market share through branch improvements and marketing efforts. Long-term debt and short-term borrowings decreased by $17,840,660 or 20.10%, from $88,750,160 at December 31, 2009 to $70,909,500 at March 31, 2010, as growing retail deposits replaced wholesale funds. The increases in deposits were used to increase the balances of cash and cash equivalents and to reduce long and short-term debt.

Stockholders’ Equity	March 31, 2010	December 31, 2009	$ Change		% Change

Perpetual Preferred Stock Series A	$15,540,000	$15,540,000	$	- -	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000		- -	0.00%
Common stock - par value	29,818	29,760		58	0.19%
Additional paid in capital	16,786,015	16,754,627		31,388	0.19%
Retained earnings	36,346,648	35,193,958		1,152,690	3.28%
Accumulated other comprehensive income	382,929	284,474		98,455	34.61%
Unearned ESOP shares	(402,519)	(389,970)		(12,549)	3.22%

Total Stockholders’ Equity	$69,459,891	$68,189,849		$1,270,042	1.86%

Retained earnings increased because of earnings offset by the payment of dividends on preferred stock. Book value per common share increased from $17.43 per common share at December 31, 2009 to $17.82 per common share at March 31, 2010.

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

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, proceeds from the sale of loans, advances and other borrowings, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances, which is required to be supported by certain eligible loans held by the Bank. Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Company maintained eligible collateral consisting of one-to-four family residential first mortgage loans equal to 100% of its total outstanding long and short-term Federal Home Loan Bank advances. During 2003 and 2004, the Bank entered into addendums to the Agreement that expanded the types of eligible collateral under the Agreement to include certain commercial real estate and second mortgage loans. These loans are subject to eligibility rules, and eligible collateral values of the unpaid loan principal balances are established at 90% of residential first mortgages, at 50% for commercial real estate and at 40% for second mortgage loans. In addition, only 50% of total collateral for Federal Home Loan Bank advances may consist of commercial real estate loans. Additionally, the Bank has pledged its Federal Home Loan Bank stock of $5,817,600 and securities with a carrying value of $41,655,000 as additional collateral for its advances at March 31, 2010.

The Bank is limited to total advances of up to 40% of assets or $328,000,000. At March 31, 2010, the Bank had filed collateral statements identifying collateral sufficient to borrow $67,000,000 in addition to amounts already outstanding. In addition, the Bank had additional collateral in safekeeping at the Federal Home Loan Bank of Atlanta that had not been specifically pledged to the Federal Home Loan Bank. This collateral was sufficient to provide an additional $80,000,000 in borrowing capacity.  The Bank also has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank has segregated collateral sufficient to draw $20,000,000 under this agreement. In addition, the Bank has established short-term unsecured credit facilities with other commercial banks totaling $12,000,000 at March 31, 2010. No amounts were outstanding under the Borrower in Custody or commercial lines at March 31, 2010.

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

Cash, cash equivalents, and interest-bearing deposits with banks as of March 31, 2010 totaled $20,920,438, an increase of $9,672,471, or 85.99%, from the December 31, 2009 total of $11,247,967.  This increase was due to an increase in deposits and redemption of AFS securities offset by funds used to pay down short-term borrowings and long-term debt.  The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings.  During the first three months of 2010, all financing activities provided $3,578,525 in cash compared to $22,841,524 for the same period in 2009. The decrease in cash provided of $19,262,999 or 84.33%, was primarily due to a reduction in the net increase in deposits and an increase in the use of cash to pay down short-term borrowings and long-term debt. Net increases in deposits were reduced to $21,612,021 for the three months ended March 31, 2010 from $29,100,925 for the same period in the prior year. The pay down of debt increased to $17,840,660 for the three months ended March 31, 2010 from $6,126,655 for the same period in the prior year

Operating activities provided cash of $601,799 in the first three months of 2010 compared to $15,323,803 used in the same period of 2009. The change was caused primarily by the $16,624,790 of loans originated for resale for the three months ended March 31, 2009. For the three months ended March 31, 2010, loans originated for resale were offset by proceeds from the sale of the loans.

Investing activities provided cash of $5,492,147 in the first three months of 2010 compared to $5,040,068 of cash used in the same period of 2009.  For the three months ended March 31, 2010, the primary causes for the increase in cash provided by investing activities were principal repayments of loans exceeding loan originations by $1,778,217 and net proceeds from security transactions of $3,862,200. For the three months ended March 31, 2009, the primary causes for the use of cash were investments in loans exceeding principal repayments on loans and net proceeds from security transactions.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  At March 31, 2010, the Bank’s tangible, leverage and risk-based capital ratios were 9.51%, 11.77% and 12.88%, respectively.  These levels are in excess of the required 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.  At March 31, 2010, the Company’s tangible, leverage and risk-based capital ratios were 10.00%, 12.32% and 13.43%, respectively.  These levels are also in excess of the 4.0%, 4.0% and 8.0% ratios required by the Federal Reserve Board as well as the 5.0%, 6.0%, and 10% ratios required to be considered well capitalized.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, the valuation of foreclosed real estate and the valuation of deferred tax assets to be critical accounting policies.

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

Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.  When these sources are not available, management makes estimates based upon what it considers to be the best available information.

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two principles of accounting: (1) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (2) FASB ASC 310 “Receivables”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows and values observable in the secondary markets.

The allowance for loan loss balance is an estimate based upon management’s evaluation of the loan portfolio.   The allowance is comprised of a specific and a general component.  The specific component consists of management’s evaluation of certain classified and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower, and other factors that would impact the borrower’s ability to repay the loan on its contractual basis.  Depending on the assessment of the borrower’s ability to pay and the type, condition and amount of collateral, management will establish an allowance amount specific to the loan.

In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans.  Management also examines the Bank’s historical loss experience (write-offs and recoveries) within each loan category.  The state of the local and national economy is also considered.   Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category.  These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories that are increasing or decreasing in size.  Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.  Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors will have a direct impact on the amount of the provision and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2009.

Foreclosed Real Estate
The Company maintains a valuation allowance on its foreclosed real estate.  As with the allowance for loan losses, the valuation allowance on foreclosed real estate is based on FASB ASC 450 “Contingencies” as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value.  Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition.  These cash flows should be reduced for the costs of selling or otherwise disposing of the asset.

In estimating the cash flows from the sale of foreclosed real estate, management must make significant assumptions regarding the timing and amount of cash flows. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions.  Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are highly subjective and subject to change.  Errors regarding any aspect of the costs or proceeds of developing, selling, or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

Deferred Tax Assets
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. At March 31, 2010, management determined that it is more likely than not that the entire amount of such assets will be realized.

The Company periodically evaluates the ability of the Company to realize the value of its deferred tax asset.  If the Company were to determine that it was not more likely than not that the Company would realize the full amount of the deferred tax asset, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized.  The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in net interest margin, a loss of demand for financial services and national and regional economic conditions.

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company operates within federal and state taxing jurisdictions and is subject to audit in these jurisdictions.

For additional information regarding the deferred tax assets, refer to Note 11 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2009.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The Company did not repurchase any shares of common stock in the quarter ended March 31, 2010.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Item 3 - Default Upon Senior Securities - None

Item 4 - [Removed and Reserved]

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 Rule 13a-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: May 7, 2010	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief Executive Officer and Chairman of the Board

Date: May 7, 2010	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer