Form 10-Q
period 2010-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2010-07-29
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
☐ Yes     ☐ No

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
Yes ☐         No ☒

As of July 28, 2010, the registrant had 2,990,520 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2010
and December 31, 2009	3

Consolidated Statements of Income -
Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	34

Item 4 – Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	35

Item 1A – Risk Factors	35

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35

Item 4 – [Removed and Reserved]	36

Item 5 – Other Information	36

Item 6 – Exhibits	36

SIGNATURES	37

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$8,155,908	$9,960,787
Federal funds sold	7,815,000	695,000
Interest-bearing deposits with banks	961,616	592,180
Securities available for sale, at fair value	44,432,692	53,926,109
Securities held to maturity, at amortized cost	101,637,068	90,287,803
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,935,500
Loans held for sale	512,000	-
Loans receivable - net of allowance for loan losses of $7,896,967 and $7,471,314, respectively	623,980,878	616,592,976
Premises and equipment, net	11,932,394	11,987,690
Foreclosed real estate	10,876,740	922,934
Accrued interest receivable	2,881,928	2,925,271
Investment in bank owned life insurance	11,154,310	10,943,396
Other assets	10,275,564	9,272,888

Total Assets	$841,551,598	$815,042,534

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$72,957,088	$70,001,444
Interest-bearing deposits	610,721,620	570,417,345
Total deposits	683,678,708	640,418,789
Short-term borrowings	141,317	13,080,530
Long-term debt	70,647,065	75,669,630
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,811,189	5,683,736

Total Liabilities	772,278,279	746,852,685

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 2,986,279 and 2,976,046 shares, respectively	29,863	29,760
Additional paid in capital	16,786,426	16,754,627
Retained earnings	35,974,812	35,193,958
Accumulated other comprehensive income	491,091	284,474
Unearned ESOP shares	(325,873)	(389,970)

Total Stockholders' Equity	69,273,319	68,189,849

Total Liabilities and Stockholders' Equity	$841,551,598	$815,042,534
See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,728,673	$8,041,071	$17,487,459	$15,918,462
Taxable interest and dividends on investment securities	1,160,439	1,302,456	2,363,013	2,627,951
Interest on deposits with banks	3,970	6,838	6,147	7,028
Total interest and dividend income	9,893,082	9,350,365	19,856,619	18,553,441

INTEREST EXPENSES:
Deposits	2,691,842	3,125,476	5,511,123	6,298,841
Short-term borrowings	6,025	5,934	16,879	29,800
Long-term debt	631,989	1,048,621	1,280,755	2,111,461
Total interest expenses	3,329,856	4,180,031	6,808,757	8,440,102

NET INTEREST INCOME	6,563,226	5,170,334	13,047,862	10,113,339

PROVISION FOR LOAN LOSSES	804,430	929,488	1,662,804	1,462,373

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,758,796	4,240,846	11,385,058	8,650,966

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(continued)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(118,744)	$-	$(118,744)
Less: Portion recorded as comprehensive income	-	-	-	-
Impairment loss on investment securities, net	-	(118,744)	-	(118,744)
Loan appraisal, credit, and miscellaneous charges	83,388	245,214	253,800	360,892
Gain on sale of asset	22,500	-	22,500	-
Loss on sale of investment securities	-	(12,863)	-	(12,863)
Income from bank owned life insurance	106,168	100,216	210,914	201,473
Service charges	442,611	399,574	846,655	769,096
Gain on sale of loans held for sale	89,677	168,374	171,700	168,374
Total noninterest income	744,344	781,771	1,505,569	1,368,228

NONINTEREST EXPENSE:
Salary and employee benefits	2,398,821	2,101,058	4,761,355	4,251,834
Occupancy expense	466,398	466,221	894,042	870,748
Advertising	101,853	99,850	178,602	229,962
Data processing	248,677	210,445	494,817	436,620
Professional fees	285,394	202,299	444,233	359,908
Depreciation of furniture, fixtures, and equipment	134,345	150,963	261,943	299,105
Telephone communications	42,109	34,898	82,228	68,173
Office supplies	33,690	37,673	79,436	87,385
FDIC Insurance	394,659	543,947	746,765	633,611
Valuation allowance on foreclosed real estate	287,934	-	287,934	-
Other	505,753	431,319	906,687	855,489
Total noninterest expense	4,899,633	4,278,673	9,138,042	8,092,835

INCOME BEFORE INCOME TAXES	1,603,507	743,944	3,752,585	1,926,359
Income tax expense	567,423	221,730	1,352,077	634,305
NET INCOME	1,036,084	522,214	2,400,508	1,292,054
Preferred stock dividends	211,732	211,732	423,465	423,465
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$824,352	$310,482	$1,977,043	$868,589

INCOME PER COMMON SHARE
Basic	$0.28	$0.10	$0.66	$0.29
Diluted	$0.27	$0.10	$0.66	$0.29

Dividends paid per common share	$0.40	$0.40	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,400,508	$1,292,054

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	1,662,804	1,462,373
Depreciation and amortization	511,453	579,649
Loans originated for resale	(5,038,460)	(16,624,790)
Proceeds from sale of loans originated for sale	4,891,118	14,671,153
Gain on sale of loans held for sale	(171,700)	(168,374)
Gain on sale of asset	(22,500)	-
Loss on sales of investment securities	-	12,863
Other than temporary decline in market value of investment securities	-	118,744
Net amortization of premium/discount on investment securities	(188,148)	(53,673)
Increase in foreclosed real estate valuation allowance	287,934	-
Increase in cash surrender of bank owned life insurance	(210,914)	(201,473)
Deferred income tax benefit	(574,839)	(866,138)
Decrease in accrued interest receivable	43,343	77,948
Increase in deferred loan fees	(43,245)	(10,755)
Increase (decrease) in accounts payable, accrued expenses, other liabilities	127,453	(642,996)
(Increase) decrease in other assets	(822,209)	675,065

Net cash provided by operating activities	2,852,598	321,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(66,099)	(10,231,042)
Proceeds from redemption or principal payments of investment securities available for sale	10,015,172	500,624
Purchase of investment securities held to maturity	(26,526,103)	(8,377,442)
Proceeds from maturities or principal payments of investment securities held to maturity	15,222,385	12,509,315
Net increase of FHLB and Federal Reserve stock	-	(19,300)
Loans originated or acquired	(125,936,531)	(139,205,203)
Principal collected on loans	106,782,306	97,122,352
Purchase of premises and equipment	(456,157)	(777,063)
Proceeds from sale of assets	22,500	-

Net cash used in investing activities	(20,942,527)	(48,477,759)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(continued)
	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$43,259,919	$67,696,654
Proceeds from long-term borrowings	-	750,000
Payments of long-term borrowings	(5,022,565)	(5,021,679)
Net decrease in short-term borrowings	(12,939,213)	(880,377)
Exercise of stock options	31,858	66,943
Excess tax benefits on stock-based compensation	-	4,168
Dividends Paid	(1,619,654)	(1,530,389)
Net change in unearned ESOP shares	64,141	(27,903)

Net cash provided by financing activities	23,774,486	61,057,417

INCREASE IN CASH AND CASH EQUIVALENTS	$5,684,557	$12,901,308

CASH AND CASH EQUIVALENTS - JANUARY 1	11,247,967	14,474,532

CASH AND CASH EQUIVALENTS - JUNE 30	$16,932,524	$27,375,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$7,034,142	$9,124,850
Income taxes	$2,699,000	$925,000

Transfer from loans to foreclosed real estate	$10,241,740	$922,934

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2009 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2010 presentation.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2010 and 2009, respectively.

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

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of June 30, 2010 measured at fair value on a recurring basis.

		Fair Value Measurements
		At June 30, 2010
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs
CMOs	$36,391,212	$-	$36,391,212	$-
MBS	4,187,903	-	4,187,903	-
Corporate equity securities	37,452	-	37,452	-
Bond mutual funds	3,816,125	-	3,816,125	-
Total securities available for sale	$44,432,692	$-	$44,432,692	$-

Loans held for sale	$512,000	$-	$512,000	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of June 30, 2010 are included in the table below:

		Fair Value Measurements
		At June 30, 2010
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Impaired loans:
Commercial real estate	$4,116,452	$-	$4,116,452	$-
Residential construction	712,019	-	712,019	-
Commercial lines of credit	5,956,348	-	5,956,348	-
Commercial equipment	116,509	-	116,509	-
Total impaired loans	$10,901,328	$-	$10,901,328	$-

Foreclosed Real Estate	$10,876,740	$-	$10,876,740	$-

4.	INCOME TAXES
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
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2010 and 2009, there were 253,359 and 190,479 shares, respectively, excluded from the diluted net income per share computation because inclusion of these options would be anti-dilutive.  Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$1,036,084	$522,214	$2,400,508	$1,292,054
Less: Dividends payable on preferred stock	(211,732)	(211,732)	(423,465)	(423,465)
Net income available to common shareholders	$824,352	$310,482	$1,977,043	$868,589

Average number of common shares outstanding	2,984,808	2,958,397	2,981,616	2,954,779
Effect of dilutive options	16,934	27,370	17,617	34,283
Average number of shares used to calculate earnings per share outstanding	3,001,742	2,985,767	2,999,233	2,989,062

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$1,036,084	$522,214	$2,400,508	$1,292,054
Other comprehensive income net of tax:
Net unrealized holding gains (losses) arising during period	108,162	(220,599)	206,617	(7,612)
Comprehensive income	$1,144,246	$301,615	$2,607,125	$1,284,442

7.	STOCK-BASED COMPENSATION
The Company has stock-based incentive compensation plans to attract and retain key personnel in order to promote the success of the business.  These plans are described in Note 13 to the consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2009.   Stock-based compensation expense was not recognized for the quarter ended June 30, 2010 compared to $4,780 for the quarter ended June 30, 2009. The Company and the Bank currently maintain incentive plans which provide for payments to be made in cash, stock, or stock options.  The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient. A summary of the Company’s stock option plans as of June 30, 2010 and changes during the six-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at December 31, 2009	329,243	$16.04	$222,607

Granted at fair value	-	-
Exercised	(8,493)	7.89	38,331
Expired	-	-
Forfeited	(1)	7.90
Outstanding at June 30, 2010	320,749	$16.26	$161,941	1.1
Exercisable at June 30, 2010	320,749	$16.26	$161,941	1.1

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	5,360	$11.90
Granted	-	-
Vested	-	-
Cancelled	-	-

Nonvested at June 30, 2010	5,360	$11.90

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $155,000 for Capital Trust II’s common securities, to purchase $5,155,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company not earlier than June 15, 2010.

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

At the same time the Company issued its Series A Preferred Stock, it issued to the Treasury a warrant to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock (“Series B Preferred Stock”) in the amount of 5% of the Series A Preferred Stock or 770 shares with a par value of $777,000. The warrant had an exercise price of $.01 per share. The Series B Preferred Stock has the same rights, preferences and privileges as the Series A Preferred Stock except, the Series B Preferred Stock has a dividend rate of 9%. This warrant was immediately exercised.

The Company believes that it is in compliance with all terms of the Preferred Stock Purchase Agreement.

10.	SECURITIES

	June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$39,750,778	$921,926	$93,589	$40,579,115
Corporate equity securities	37,310	411	269	37,452
Bond mutual funds	3,634,149	181,976	-	3,816,125
Total securities available for sale	$43,422,237	$1,104,313	$93,858	$44,432,692

Securities held to maturity
Asset-backed securities issued by:
GSEs	$77,705,482	$1,700,981	$240,204	$79,166,259
Other	16,743,566	94,195	2,487,709	14,350,052
Total debt securities held to maturity	94,449,048	1,795,176	2,727,913	93,516,311

U.S. Government obligations	755,207	-	370	754,837
Agency Bonds	6,000,000	13,140	-	6,013,140

Other investments	432,813	-	-	432,813
Total securities held to maturity	$101,637,068	$1,808,316	$2,728,283	$100,717,101

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$49,617,856	$646,198	$30,628	$50,233,426
Corporate equity securities	37,310	1,416	163	38,563
Bond mutual funds	3,568,050	86,070	-	3,654,120
Total securities available for sale	$53,223,216	$733,684	$30,791	$53,926,109

Securities held to maturity
Asset-backed securities issued by:
GSEs	$71,276,709	$1,689,252	$137,919	$72,828,042
Other	19,005,847	12,088	3,353,964	15,663,971
Total debt securities held to maturity	90,282,556	1,701,340	3,491,883	88,492,013

U.S. Government obligations	-	-	-	-
Other investments	5,247	-	-	5,247
Total securities held to maturity	$90,287,803	$1,701,340	$3,491,883	$88,497,260

At June 30, 2010, certain other securities with a carrying value of $7,146,403 were pledged to secure certain deposits. At June 30, 2010, securities with a carrying value of $38,138,441 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

Gross unrealized losses and estimated fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position at June 30, 2010 are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$10,276,779	$93,589	$-	$-	$10,276,779	$93,589

Corporate Equity Securities	41	269	-	-	41	269
	$10,276,820	$93,858	$-	$-	$10,276,820	$93,858

The available for sale investment portfolio has a fair value of $44,432,692 of which $10,276,820 of the securities have some unrealized losses from their amortized cost. Of these securities, $10,276,779 or 99%, are mortgage-backed securities issued by GSEs. The unrealized losses that exist in the asset-backed securities and mutual fund shares are the result of market changes in interest rates on similar instruments.

Total unrealized losses on these investments are small (less than 1%). We believe that the losses in the equity securities are temporary. Persistent losses may require a reevaluation of these losses. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Gross unrealized losses and estimated fair value by length of time that the individual held to maturity securities have been in a continuous unrealized loss position at June 30, 2010 are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$7,311,773	$46,572	$19,523,445	$193,632	$26,835,218	$240,204

Asset-backed securities issued by others	-	$-	10,595,326	2,487,709	10,595,326	2,487,709
	$7,311,773	$46,572	$30,118,771	$2,681,341	$37,430,544	$2,727,913

The held to maturity investment portfolio has an estimated fair value of $100,717,101 of which $37,430,544 or 37%, of the securities have unrealized losses from their amortized cost. Of these securities, $26,835,218 or 72%, are mortgage-backed securities issued by GSEs and the remaining $10,595,326 are asset-backed securities issued by others. As with the available for sale securities, we believe that the losses are the result of general perceptions of safety and credit worthiness of the entire sector and a general disruption of orderly markets in the asset class. The securities issued by GSEs are guaranteed by the issuer. The average unrealized loss on GSE issued held to maturity securities is small (less than 1%). We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to hold these securities to maturity.

The asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches which absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. These securities have an average life of 2.2 and an average duration of 1.4 years.  Total unrealized losses are $2,487,709 or 19%, of $13,083,035 in amortized cost on the asset-backed securities issued by others for securities with continued unrealized losses. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

The table below presents the Standard & Poor’s credit rating of available for sale and held to maturity asset-backed securities issued by GSEs and others at June 30, 2010:

Credit Rating	Amount
AAA	$125,910,982
AA+	503,609
AA-	2,344,095
A-	1,196,401
BBB+	160,079
BBB-	971,835
BB-	3,257,606
B+	683,556
Total	$135,028,163

There were no sales of investments available for sale securities during the six-month period ended June 30, 2010 compared to sales of $73,200 during the six-month period ended June 30, 2009. These sales resulted in a net loss of $12,863 for the six-month period ended June 30, 2009. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

11.	FORECLOSED REAL ESTATE
Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows.

	Six Months Ended June 30,
	2010	2009
Balance at beginning of year	$922,934	$-
Additions to underlying property	10,241,740	922,934
Valuation allowance	(287,934)	-
Balance at end of period	$10,876,740	$922,934

Expenses applicable to foreclosed assets include the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Valuation allowance	$287,934	$-	$287,934	$-
Operating expenses	48,142	12,123	49,928	12,123
	$336,076	$12,123	$337,862	$12,123

12.	NEW ACCOUNTING STANDARDS
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

FASB ASC TOPIC 310, “Receivables” - In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance is not anticipated to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$16,932,524	$16,932,524	$11,247,967	$11,247,967
Investment securities and stock in FHLB and FRB	153,005,260	152,085,293	151,149,412	148,049,000
Loans receivable, net (including loans held for sale)	624,492,878	625,614,000	616,592,976	610,998,000
Foreclosed real estate	10,876,740	10,876,740	922,934	922,934

Liabilities
Savings, NOW, and money market accounts	262,744,321	262,744,321	259,160,873	246,139,000
Time certificates	420,934,387	426,777,000	381,257,916	384,848,000
Long-term debt and other borrowed funds	70,788,382	69,603,317	88,750,160	83,381,000
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At June 30, 2010, the Company had outstanding loan commitments and standby letters of credit of $13.1 million and $23.7 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, loan demand, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.”  Because of these uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland.  It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank.  The Company engages in no significant activity other than holding the stock of the Bank, paying its subordinated debt and preferred stock obligations, and directing the business of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Interest rates can directly influence the Bank’s funding costs and loan and investment yields, and also act to increase or decrease general economic activity. The federal funds target rate increased for much of 2006 and 2007, hitting a multi-year peak on September 29, 2007 of 5.25%. Shortly afterwards, it became clear that the U.S. economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis.  The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007.  Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread.  The U.S. Treasury responded by injecting capital directly into banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”).  The Federal Reserve, Treasury, FDIC and other governmental bodies chose to guarantee various forms of debt issuance to stave off a total collapse of credit markets.  In addition, the U.S. government provided cash and debt guarantees to many private companies.  In addition to these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to 0.25% in December 2008. The Federal Funds rate remains at this level as of June 30, 2010.

SELECTED FINANCIAL DATA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Condensed Income Statement
Interest and dividend income	$9,893,082	$9,350,365	$19,856,619	$18,553,441
Interest expense	3,329,856	4,180,031	6,808,757	8,440,102
Net interest income	6,563,226	5,170,334	13,047,862	10,113,339
Provision for loan loss	804,430	929,488	1,662,804	1,462,373
Noninterest income	744,344	781,771	1,505,569	1,368,228
Noninterest expense	4,899,633	4,278,673	9,138,042	8,092,835
Income before income taxes	1,603,507	743,944	3,752,585	1,926,359
Income taxes	567,423	221,730	1,352,077	634,305
Net income	1,036,084	522,214	2,400,508	1,292,054
Net income available to common shareholders	824,352	310,482	1,977,043	868,589

Per Common Share
Basic earnings	$0.28	$0.10	$0.66	$0.29
Diluted earnings	$0.27	$0.10	$0.66	$0.29
Book value	$17.73	$17.09	$17.73	$17.09

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010

Net income for the six-month period ended June 30, 2010 totaled $2,400,508 ($0.66 basic and diluted earnings per common share), compared to $1,292,054 ($0.29 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the six-month period ended June 30, 2010 totaled $1,977,043 compared to $868,589 for the same period in the prior year.  The increase of $1,108,454, or 85.79% for net income or 127.62% for net income available to common shareholders, was primarily due to increases in net interest income of $2,934,523 offset by increases in noninterest expense of $1,045,207.

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$19,856,619	$18,553,441	$1,303,178	9.86%
Interest expense	6,808,757	8,440,102	(1,631,345)	(19.33)%
Net interest income	13,047,862	10,113,339	2,934,523	29.02%
Provision for loan losses	1,662,804	1,462,373	200,431	13.71%

Interest and dividend income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments. The growth of the loan portfolio by 14.92% since the beginning of 2009 has resulted in an increase in interest income, while the Company has limited the effect of the lower interest rate environment on loan rates through pricing. Interest expense decreased due to lower interest rates paid on deposits and borrowings offset by higher average balances of deposits and borrowings for the period. The decreased yields and rates paid were due to lower market interest rates. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest-rate environment over the last year. The Company’s interest rate margin increased to 3.41% for the six months ended June 30, 2010 from 2.90% for the six months ended June 30, 2009.

The increase in the provision for loan losses was principally attributable to an increase in net charge-offs.  Net charge-offs increased $1,015,853 up from $226,998 for the six months ended June 30, 2009 to $1,242,851 for the six months ended June 30, 2010. The Company’s allowance for loan losses increased from 1.20% of loan balances at December 31, 2009 to 1.25% of loan balances at June 30, 2010. The provision was adjusted for economic conditions that affected the loss factors used to compute the allowance as well as changes in the circumstances of specific impaired loans and increases in the level of delinquencies, charge-offs and nonperforming loans.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(118,744)	$118,744	(100.00)%
Less: portion recorded as comprehensive income	-	-	-	n/a
Impairment loss on investment securities, net	-	(118,744)	118,744	(100.00)%
Loan appraisal, credit, and miscellaneous charges	253,800	360,892	(107,092)	(29.67)%
Gain on sale of asset	22,500	-	22,500	n/a
Loss on sale investment securities	-	(12,863)	12,863	(100.00)%
Income from bank owned life insurance	210,914	201,473	9,441	4.69%
Service charges	846,655	769,096	77,559	10.08%
Gain on loans held for sale	171,700	168,374	3,326	1.98%
Total noninterest income	$1,505,569	$1,368,228	$137,341	10.04%

Noninterest income increased primarily because no investment security impairment charges were recorded in the current year. Increases in service charge revenue due to the increased size and number of deposits and increases in per item charges on certain transactions were offset by a reduction in loan appraisal, credit, and miscellaneous charges due to the slower growth of the loan portfolio in 2010.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$4,761,355	$4,251,834	$509,521	11.98%
Occupancy	894,042	870,748	23,294	2.68%
Advertising	178,602	229,962	(51,360)	(22.33)%
Data processing	494,817	436,620	58,197	13.33%
Professional fees	444,233	359,908	84,325	23.43%
Depreciation of furniture, fixtures, and equipment	261,943	299,105	(37,162)	(12.42)%
Telephone communications	82,228	68,173	14,055	20.62%
Office supplies	79,436	87,385	(7,949)	(9.10)%
FDIC Insurance	746,765	633,611	113,154	17.86%
Valuation allowance on foreclosed real estate	287,934	-	287,934	n/a
Other	906,687	855,489	51,198	5.98%
Total noninterest expenses	$9,138,042	$8,092,835	$1,045,207	12.92%

The Company’s noninterest expense increased by $1,045,207 or 12.92% from the comparable period in the prior year primarily due to increased costs associated with the asset growth of the Bank, the rising cost of regulatory compliance, increasing FDIC assessments and the valuation allowance on foreclosed real estate. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth. Advertising expense decreased due mainly to marketing campaign expenses incurred in the first quarter of 2009. Professional fees reflect the increased cost of compliance. FDIC insurance assessment rates increased during the second half of 2009. A valuation adjustment was recorded in the second quarter of 2010 to adjust a foreclosed property to the agreed contracted sales price at disposition compared to no adjustment for the same period in the prior year.

The Company recorded income tax expense of $1,352,077 or 36.0%, of pretax earnings of $3,752,585 for the six months ended June 30, 2010 compared with $634,305 or 32.9%, of pretax earnings of $1,926,359 for the six months ended June 30, 2009. The increase in the effective tax rate is the result of tax exempt income being relatively lower to total income in 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010

Net income for the three-month period ended June 30, 2010 totaled $1,036,084 ($0.28 basic and $0.27 diluted earnings per common share), compared to $522,214 ($0.10 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the three-month period ended June 30, 2010 totaled $824,352 compared to $310,482 for the same period in the prior year.  The increase of $513,870, or 98.40%, for net income or 165.51% for net income available to common shareholders, was primarily due to increases in net interest income of $1,392,892 offset by increases in noninterest expense of $620,960.

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$9,893,082	$9,350,365	$542,717	8.55%
Interest expense	3,329,856	4,180,031	(850,175)	(20.34)%
Net interest income	6,563,226	5,170,334	1,392,892	26.94%
Provision for loan losses	804,430	929,488	(125,058)	(13.45)%

The growth in the loan portfolio and the decrease in the Company’s cost of funds continue to be the key drivers of positive growth in the second quarter of 2010. Interest and dividend income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments. The growth of the loan portfolio by $40.3 million since June 30, 2009 has resulted in an increase in interest income. Interest expense decreased due to lower interest rates paid on deposits and borrowings and a reduction in net borrowings offset by higher average balances of deposits.

The decrease in the provision for loan losses was principally attributable to an adjustment in the provision for economic conditions that affected the loss factors used to compute the allowance as well as changes in the circumstances of specific impaired loans, increases in the level of delinquencies, charge-offs and nonperforming loans. Second quarter 2010 net charge-offs were $155,592 compared to $215,643 for the second quarter of 2009. As stated above, the Company’s allowance for loan losses increased from 1.20% of loan balances at December 31, 2009 to 1.25% of loan balances at June 30, 2010.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(118,744)	$118,744	(100.00)%
Less: Portion recorded as comprehensive income	-	-	-	n/a
Impairment loss on investment securities, net	-	(118,744)	118,744	(100.00)%
Loan appraisal, credit, and miscellaneous charges	83,388	245,214	(161,826)	(65.99)%
Gain on sale of asset	22,500	-	22,500	n/a
Loss on sale investment securities	-	(12,863)	12,863	(100.00)%
Income from bank owned life insurance	106,168	100,216	5,952	5.94%
Service charges	442,611	399,574	43,037	10.77%
Gain on loans held for sale	89,677	168,374	(78,697)	(46.74)%
Total noninterest income	$744,344	$781,771	$(37,427)	(4.79)%

Noninterest income decreased from the comparable period in the prior year primarily due to fewer loan sales and decreases in loan appraisal, credit and, miscellaneous charges from slower 2010 net loan growth partially offset by increases in service charge revenue due to an increased number and size of deposits and no investment security impairment charges recorded in the current year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.
	Three Months Ended June 30,
	2010	2009	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,398,821	$2,101,058	$297,763	14.17%
Occupancy	466,398	466,221	177	0.04%
Advertising	101,853	99,850	2,003	2.01%
Data processing	248,677	210,445	38,232	18.17%
Legal and professional fees	285,394	202,299	83,095	41.08%
Depreciation of furniture, fixtures, and equipment	134,345	150,963	(16,618)	(11.01)%
Telephone communications	42,109	34,898	7,211	20.66%
Office supplies	33,690	37,673	(3,983)	(10.57)%
FDIC Insurance	394,659	543,947	(149,288)	(27.45)%
Valuation allowance on foreclosed real estate	287,934	-	287,934	n/a
Other	505,753	431,319	74,434	17.26%
Total noninterest expense	$4,899,633	$4,278,673	$620,960	14.51%

The Company’s noninterest expense increased from the comparable period in the prior year primarily due to costs associated with the asset growth of the Bank, the rising cost of regulatory compliance and the valuation allowance on foreclosed real estate. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth. Professional fees reflect the increased cost of compliance. FDIC insurance expense decreased due to a one-time special assessment of $343,600 incurred during the three months ended June 30, 2009. As noted above, FDIC insurance assessment rates increased during the second half of 2009.  A valuation adjustment was booked in the second quarter of 2010 to adjust a foreclosed property to the estimated realizable value.

The Company recorded income tax expense of $567,423 or 35.4%, of pretax earnings of $1,603,507 for the three months ended June 30, 2010 compared with $221,730 or 29.8%, of pretax earnings of $743,944 for the three months ended June 30, 2009. The increase in the effective tax rate is the result of tax exempt income being relatively lower to total income in 2010.

FINANCIAL CONDITION
	June 30, 2010	December 31, 2009	$ change	% Change

Assets
Cash and due from banks	$8,155,908	$9,960,787	$(1,804,879)	(18.12)%
Federal funds sold	7,815,000	695,000	7,120,000	1024.46%
Interest-bearing deposits with banks	961,616	592,180	369,436	62.39%
Securities available for sale, at fair value	44,432,692	53,926,109	(9,493,417)	(17.60)%
Securities held to maturity, at amortized cost	101,637,068	90,287,803	11,349,265	12.57%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,935,500	6,935,500	-	0.00%
Loans held for sale	512,000	-	512,000	n/a
Loans receivable - net of allowance for loan losses of $7,896,967 and $7,471,314, respectively	623,980,878	616,592,976	7,387,902	1.20%
Premises and equipment, net	11,932,394	11,987,690	(55,296)	(0.46)%
Foreclosed real estate	10,876,740	922,934	9,953,806	1078.50%
Accrued interest receivable	2,881,928	2,925,271	(43,343)	(1.48)%
Investment in bank owned life insurance	11,154,310	10,943,396	210,914	1.93%
Other assets	10,275,564	9,272,888	1,002,676	10.81%

Total Assets	$841,551,598	$815,042,534	$26,509,064	3.25%

The Company increased some of its most liquid assets with increases to federal funds sold and interest-bearing deposits with banks. The securities available for sale portfolio decreased due to proceeds received from maturing asset-backed securities issued by government-sponsored entities. The securities held to maturity portfolio increased due to additional purchases of securities offset by principal paydowns, primarily of asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs. The increase in net loans outstanding was impacted by the resolution of two problem loan relationships with construction and land development loans that transferred $10.2 million into foreclosed real estate. The increase in foreclosed real estate represents two construction and land development properties that were recorded at fair value upon transfer of the loans to foreclosed real estate offset by an increase in the valuation allowance of $287,934.  The increase in other assets was primarily due to net increases to deferred tax and prepaid assets.

Details of the Bank’s loan portfolio are presented below:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%

Real Estate Loans
Commercial	$316,921,037	50.08%	$292,987,963	46.88%
Residential first mortgages	120,820,143	19.09%	116,225,733	18.59%
Construction and land development	44,713,750	7.07%	62,509,558	10.00%
Home equity and second mortgage	25,131,263	3.97%	25,133,155	4.02%
Commercial loans	104,867,617	16.57%	108,657,910	17.38%
Consumer loans	1,329,052	0.21%	1,607,765	0.26%
Commercial equipment	19,026,188	3.01%	17,916,655	2.87%
	632,809,050	100.00%	625,038,739	100.00%
Less:
Deferred loan fees	931,205	0.15%	974,449	0.16%
Allowance for loan loss	7,896,967	1.25%	7,471,314	1.20%
	8,828,172		8,445,763
	$623,980,878		$616,592,976

The loan portfolio increased as a result of increases in commercial real estate loans, residential first mortgage loans and commercial equipment loans. These increases were partially offset by decreases in construction and land development loans, commercial loans and consumer loans.

The allowance for loan losses increased $425,653 to $7,896,967 or 1.25% of loan balances at June 30, 2010 from $7,471,314 or 1.20% of loan balances at December 31, 2009. Nonperforming loans as a percentage of total loans amounted to 1.90% at June 30, 2010 compared to 3.09% at December 31, 2009. The Company had 26 nonperforming loans at June 30, 2010 of which 60% of nonperforming loan balances were concentrated with three customers. The Company’s nonperforming assets as a percentage of total assets, which includes nonperforming loans and foreclosed real estate, increased from 2.48% at December 31, 2009 to 2.72% at June 30, 2010, as the Company continues to collect on and resolve problem loans. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2009.

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Beginning Balance	$7,471,314	$5,145,673

Add:
Provision charged to operations	1,662,804	1,462,373
Recoveries	5,700	-
Less:
Charge Offs	1,242,851	226,998

Balance at the end of the period	$7,896,967	$6,381,048

The Company incurred $1,242,851 in charge-offs for the six months ended June 30, 2010, which represented a total of $27,000 of consumer loans and equity lines, $601,000 for construction and land development loans, $118,000 for commercial real estate loans and $497,000 for commercial and commercial equipment loans.

The following table provides information with respect to our nonperforming loans at the dates indicated.

	Balances as of	Balances as of
	June 30, 2010	December 31, 2009

Troubled debt restructurings (TDRs)	$17,450,676	$11,601,215
Nonperforming loans
Impaired loans on which recognition of interest has been discontinued	$4,277,870	$8,947,173
Loans on which recognition of interest has been discontinued	7,752,113	10,340,310
Total nonperforming loans	$12,029,983	$19,287,483

Impaired loans
TDRs and performing loans	$6,623,458	$1,675,000
Loans accounted for on a nonaccrual basis	4,277,870	8,947,173
Total impaired loans	$10,901,328	$10,622,173

Nonperforming loans to total loans	1.90%	3.09%
Allowance for loan losses to nonperforming loans	65.64%	38.74%
Nonperforming assets to total assets	2.72%	2.48%

At June 30, 2010 and December 31, 2009, impaired loans totaled $10,901,328 and $10,622,173, respectively. Impaired loans include accruing loans that have been restructured in the amount of $6,623,458 at June 30, 2010 and $1,675,000 at December 31, 2009.  Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at June 30, 2010 and December 31, 2009 were $2,386,717 and $1,837,345, respectively. Loans on which the recognition of interest has been discontinued, which were not considered impaired under FASB ASC 820 amounted to $7,752,113 and $10,340,310 at June 30, 2010 and December 31, 2009, respectively.

	Nonperforming loans by loan type

	June 30, 2010		December 31, 2009
	Dollars	Number of Loans	Dollars	Number of Loans
Real Estate Loans
Commercial	$6,030,442	7	$6,366,672	8
Residential first mortgages	2,000,365	6	338,806	1
Construction and land development	1,392,019	3	9,504,414	5
Home equity and second mortgage	173,578	2	-	-
Commercial loans	2,266,565	6	2,192,308	5
Consumer loans	505	1	22,884	2
Commercial equipment	166,509	1	862,399	3
	$12,029,983	26	$19,287,483	24

As of June 30, 2010, the largest dollar concentrations of nonperforming loans are commercial real estate loans which have been impacted by economic conditions in our local market mainly due to higher than expected vacancies in commercial office space. Delinquencies in residential first mortgages have increased primarily due to specific customer issues with unemployment and other circumstances requiring the liquidation of family assets.  Nonperforming construction and land development loans decreased $8,112,395 during the six months ended June 30, 2010 as the Company has resolved problem loans with foreclosures and workouts. Construction and land development loans have been particularly affected by economic factors which have slowed absorption of finished lots and homes.  Commercial equipment loans have primarily decreased due to a charge-off of $468,000 and a loan restructure. Other loan types have also been affected by the economic conditions in our local and national markets. Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company.

	June 30, 2010	December 31, 2009	$ change	% Change

Liabilities
Deposits
Non-interest-bearing deposits	$72,957,088	$70,001,444	$2,955,644	4.22%
Interest-bearing deposits	610,721,620	570,417,345	40,304,275	7.07%
Total deposits	683,678,708	640,418,789	43,259,919	6.75%
Short-term borrowings	141,317	13,080,530	(12,939,213)	(98.92)%
Long-term debt	70,647,065	75,669,630	(5,022,565)	(6.64)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	5,811,189	5,683,736	127,453	2.24%

Total Liabilities	$772,278,279	$746,852,685	$25,425,594	3.40%

Deposits have increased $90,814,488, or 15.32%, since June 30, 2009. At June 30, 2010, non-brokered deposits totaled $652,735,324 or 94.57% of total deposits. The increases in total deposits are due to the Bank’s continuing efforts to increase its market share through branch improvements and marketing efforts. Long-term debt and short-term borrowings decreased by $17,961,778, or 20.24%, from $88,750,160 at December 31, 2009 to $70,788,382 at June 30, 2010, as growing retail deposits replaced debt. The increases in deposits were used to increase the balances of cash and cash equivalents and investments, fund net loan growth and reduce long and short-term debt.

	June 30, 2010	December 31, 2009	$ change	% Change

Stockholders' Equity
Perpetual Preferred Stock, Series A	$15,540,000	$15,540,000	$-	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000	-	0.00%
Common stock - par value	29,863	29,760	103	0.35%
Additional paid in capital	16,786,426	16,754,627	31,799	0.19%
Retained earnings	35,974,812	35,193,958	780,854	2.22%
Accumulated other comprehensive gain (loss)	491,091	284,474	206,617	72.63%
Unearned ESOP shares	(325,873)	(389,970)	64,097	(16.44)%

Total Stockholders' Equity	$69,273,319	$68,189,849	$1,083,470	1.59%

The change in stockholders’ equity was primarily due to net income of $2,400,508 offset by the payment of preferred stock dividends of $423,466 and common stock dividends of $1,196,188. Common stockholders' equity of $52,956,319 resulted in a book value of $17.73 per common share at June 30, 2010, an increase of $0.30 per share from December 31, 2009.

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

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, proceeds from the sale of loans, advances and other borrowings, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances, which are required to be supported by certain eligible loans held by the Bank. Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Company maintained eligible collateral consisting of one-to-four family residential first mortgage loans equal to 100% of its total outstanding long and short-term Federal Home Loan Bank advances. During 2003 and 2004, the Bank entered into addendums to the Agreement that expanded the types of eligible collateral under the Agreement to include certain commercial real estate and second mortgage loans. These loans are subject to eligibility rules, and eligible collateral values of the unpaid loan principal balances are established at 90% of residential first mortgages, at 50% for commercial real estate and at 40% for second mortgage loans. In addition, only 50% of total collateral for Federal Home Loan Bank advances may consist of commercial real estate loans. Additionally, the Bank has pledged its Federal Home Loan Bank stock of $5,817,600 and securities with a carrying value of $38,745,000 as additional collateral for its advances at June 30, 2010.

The Bank is limited to total advances of up to 40% of assets or $337,000,000. At June 30, 2010, the Bank had filed collateral statements identifying collateral sufficient to borrow $67,000,000 in addition to amounts already outstanding. In addition, the Bank had additional collateral in safekeeping at the Federal Home Loan Bank of Atlanta that had not been specifically pledged to the Federal Home Loan Bank or for other purposes. This collateral was sufficient to provide an additional $85,000,000 in borrowing capacity.  The Bank also has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank has segregated collateral sufficient to draw $18,000,000 under this agreement. In addition, the Bank has established short-term unsecured credit facilities with other commercial banks totaling $12,000,000 at June 30, 2010. No amounts were outstanding under the Borrower in Custody or short-term unsecured credit facilities at June 30, 2010.

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

Cash, cash equivalents, and interest-bearing deposits with banks as of June 30, 2010 totaled $16,932,524, an increase of $5,684,557, or 50.54%, from the December 31, 2009 total of $11,247,967.  The increase to cash was primarily due to increases in deposits partially offset by funds used to pay down short-term borrowings and long-term debt and net cash used for loan activities, as net loans originated exceeded principal collected on loans. The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings.  During the first six months of 2010, all financing activities provided $23,774,486 in cash compared to $61,057,417 for the same period in 2009. The decrease in cash provided of $37,282,931 or 61.06%, was primarily due to a reduction in the net increase in deposits and an increase in the use of cash to pay down short-term borrowings and long-term debt. Net increases in deposits were reduced to $43,259,919 for the six months ended June 30, 2010 from $67,696,654 for the same period in the prior year. The pay down of debt increased to $17,961,778 for the six months ended June 30, 2010 from $5,902,056 for the same period in the prior year

Operating activities provided cash of $2,852,598 in the first six months of 2010 compared to $321,650 provided in the same period of 2009, an increase in cash provided of $2,530,948. The increase in cash was primarily due to increases in net income, a decrease in the difference between loans originated for resale and proceeds from the sale of loans and decreases to accounts payable and accrued expenses partially offset by decreases to cash from an increase to other assets.

The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. Investing activities used cash of $20,942,527 in the first six months of 2010 compared to $48,477,759 of cash used in the same period of 2009.  For the six months ended June 30, 2010, the primary causes for the increase in cash used by investing activities were loan originations exceeding principal repayments by $19,154,225 and net purchases from security transactions of $1,345,645. For the six months ended June 30, 2009, the primary causes for the increase in cash used were investments in loans exceeding principal repayments on loans and net purchases from security transactions.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2010 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
	(in thousands)
At June 30, 2010
Total Capital (to risk weighted assets)
The Company	$88,694	13.19%	$53,813	8.00%
The Bank	$86,115	12.84%	$53,602	8.00%	$67,002	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$80,782	12.01%	$26,906	4.00%
The Bank	$78,203	11.67%	$26,801	4.00%	$40,201	6.00%

Tier 1 Capital (to average assets)
The Company	$80,782	9.79%	$33,009	4.00%
The Bank	$78,203	9.50%	$32,929	4.00%	$41,162	5.00%

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

Deferred Tax Assets
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. At June 30, 2010, management determined that it is more likely than not that the entire amount of such assets will be realized.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

(c)
The Company did not repurchase any shares of common stock in the quarter ended June 30, 2010.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Item 3 - Default Upon Senior Securities - None

Item 4 - [Removed and Reserved]

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications
Exhibit 32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date:	July 29, 2010	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the Board

Date:	July 29, 2010	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer