Form 10-Q
period 2010-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2010-10-29
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐         No ☒

As of October 27, 2010, the registrant had 2,990,520 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2010
and December 31, 2009	3

Consolidated Statements of Income -
Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	33

Item 4 – Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	34

Item 1A – Risk Factors	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – [Removed and Reserved]	34

Item 5 – Other Information	34

Item 6 – Exhibits	34

SIGNATURES	35

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$13,457,724	$9,960,787
Federal funds sold	1,610,000	695,000
Interest-bearing deposits with banks	2,331,653	592,180
Securities available for sale, at fair value	40,349,413	53,926,109
Securities held to maturity, at amortized cost	138,835,921	90,287,803
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,518,700	6,935,500
Loans receivable - net of allowance for loan losses of $8,168,158 and $7,471,314, respectively	623,875,637	616,592,976
Premises and equipment, net	12,184,353	11,987,690
Foreclosed real estate	11,621,846	922,934
Accrued interest receivable	2,929,221	2,925,271
Investment in bank owned life insurance	17,280,529	10,943,396
Other assets	9,536,980	9,272,888

Total Assets	$880,531,977	$815,042,534

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$68,234,357	$70,001,444
Interest-bearing deposits	649,356,412	570,417,345
Total deposits	717,590,769	640,418,789
Short-term borrowings	3,783,207	13,080,530
Long-term debt	70,635,612	75,669,630
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	6,168,792	5,683,736

Total Liabilities	810,178,380	746,852,685

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 2,986,279 and 2,976,046 shares, respectively	29,863	29,760
Additional paid in capital	16,842,139	16,754,627
Retained earnings	36,962,411	35,193,958
Accumulated other comprehensive income	637,212	284,474
Unearned ESOP shares	(435,028)	(389,970)

Total Stockholders' Equity	70,353,597	68,189,849

Total Liabilities and Stockholders' Equity	$880,531,977	$815,042,534

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,669,783	$8,324,971	$26,157,242	$24,243,433
Taxable interest and dividends on investment securities	1,128,613	1,286,507	3,491,626	3,914,458
Interest on deposits with banks	7,089	9,017	13,236	16,045
Total interest and dividend income	9,805,485	9,620,495	29,662,104	28,173,936

INTEREST EXPENSES:
Deposits	2,702,183	3,076,512	8,213,306	9,375,353
Short-term borrowings	6,821	-	23,700	29,800
Long-term debt	663,943	1,001,507	1,944,698	3,112,968
Total interest expenses	3,372,947	4,078,019	10,181,704	12,518,121

NET INTEREST INCOME	6,432,538	5,542,476	19,480,400	15,655,815

PROVISION FOR LOAN LOSSES	1,121,203	515,555	2,784,007	1,977,928

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,311,335	5,026,921	16,696,393	13,677,887

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(continued)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(458,530)	$-	$(577,274)
Less: Portion recorded as comprehensive income	-	410,530	-	410,530
Impairment loss on investment securities, net	-	(48,000)	-	(166,744)
Loan appraisal, credit, and miscellaneous charges	182,321	104,219	436,121	465,111
Gain on sale of asset	-	-	22,500	-
Loss on sale of investment securities	-	-	-	(12,863)
Income from bank owned life insurance	126,219	96,105	337,133	297,578
Service charges	471,277	443,161	1,317,932	1,212,257
Gain on sale of loans held for sale	214,942	72,862	386,642	241,236
Total noninterest income	994,759	668,347	2,500,328	2,036,575

NONINTEREST EXPENSE:
Salary and employee benefits	2,450,743	2,284,641	7,212,098	6,536,475
Occupancy expense	403,892	399,648	1,297,934	1,270,396
Advertising	104,010	144,854	282,612	374,816
Data processing	269,500	245,974	764,317	682,594
Professional fees	143,839	166,110	588,072	526,018
Depreciation of furniture, fixtures, and equipment	138,729	154,777	400,672	453,882
Telephone communications	46,973	33,698	129,201	101,871
Office supplies	41,343	37,076	120,779	124,461
FDIC Insurance	318,762	242,332	1,065,527	875,943
Valuation allowance on foreclosed real estate	-	-	287,934	-
Other	519,634	557,942	1,426,321	1,413,431
Total noninterest expense	4,437,425	4,267,052	13,575,467	12,359,887

INCOME BEFORE INCOME TAXES	1,868,669	1,428,216	5,621,254	3,354,575
Income tax expense	669,335	560,640	2,021,412	1,194,945
NET INCOME	1,199,334	867,576	3,599,842	2,159,630
Preferred stock dividends	211,733	211,733	635,198	635,198
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$987,601	$655,843	$2,964,644	$1,524,432

INCOME PER COMMON SHARE
Basic	$0.33	$0.22	$0.99	$0.52
Diluted	$0.33	$0.22	$0.99	$0.51

Dividends paid per common share	$-	$-	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,599,842	$2,159,630

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,784,007	1,977,928
Depreciation and amortization	775,545	875,337
Loans originated for resale	(10,464,412)	(19,238,916)
Proceeds from sale of loans originated for sale	10,799,746	18,412,708
Gain on sale of loans held for sale	(386,642)	(241,236)
Gain on sale of asset	(22,500)	-
Loss on sales of investment securities	-	12,863
Other than temporary decline in market value of investment securities	-	166,744
Net amortization of premium/discount on investment securities	(223,610)	(134,621)
Increase in foreclosed real estate valuation allowance	287,934	-
Increase in cash surrender of bank owned life insurance	(6,337,133)	(297,578)
Deferred income tax benefit	(816,555)	(1,266,083)
(Increase) decrease in accrued interest receivable	(3,950)	7,054
(Increase) decrease in deferred loan fees	(16,236)	349
Increase (decrease) in accounts payable, accrued expenses, other liabilities	485,056	(360,108)
Decrease in other assets	82,815	347,374

Net cash provided by operating activities	543,907	2,421,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(98,504)	(35,245,124)
Proceeds from redemption or principal payments of investment securities available for sale	14,401,001	2,117,244
Purchase of investment securities held to maturity	(82,113,950)	(8,377,442)
Proceeds from maturities or principal payments of investment securities held to maturity	33,598,091	21,101,505
Net decrease (increase) of FHLB and Federal Reserve stock	416,800	(482,500)
Loans originated or acquired	(171,318,179)	(190,835,961)
Principal collected on loans	150,620,143	144,719,136
Purchase of premises and equipment	(972,208)	(828,397)
Proceeds from sale of assets	22,500	-

Net cash used in investing activities	(55,444,306)	(67,831,539)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (continued)
	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$77,171,980	$101,828,228
Proceeds from long-term borrowings	-	750,000
Payments of long-term borrowings	(5,034,018)	(20,032,683)
Net decrease in short-term borrowings	(9,297,323)	(1,328,618)
Exercise of stock options	31,858	162,143
Excess tax benefits on stock-based compensation	-	14,947
Dividends paid	(1,831,387)	(1,742,122)
Net change in unearned ESOP shares	10,699	(44,183)

Net cash provided by financing activities	61,051,809	79,607,712

INCREASE IN CASH AND CASH EQUIVALENTS	$6,151,410	$14,197,618

CASH AND CASH EQUIVALENTS - JANUARY 1	11,247,967	14,474,532

CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$17,399,377	$28,672,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$10,370,713	$13,566,054
Income taxes	$3,398,891	$1,776,676
Issuance of common stock for payment of compensation	$-	$99,980
Transfer from loans to foreclosed real estate	$10,986,846	$922,934

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”) included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2009 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2010 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2009.

2.	NATURE OF BUSINESS
The Company provides a variety of financial services to individuals and small businesses through its offices in Southern Maryland. Its primary deposit products are demand, savings, and time deposits, and its primary lending products are residential and commercial mortgage loans, construction and land development loans, and commercial loans.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2010 and 2009, respectively.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities (‘GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of September 30, 2010 measured at fair value on a recurring basis.

		Fair Value Measurements
		At September 30, 2010
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs
CMOs	$32,506,872	$-	$32,506,872	$-
MBS	3,928,347	-	3,928,347	-
Corporate equity securities	37,357	-	37,357	-
Bond mutual funds	3,876,837	-	3,876,837	-
Total securities available for sale	$40,349,413	$-	$40,349,413	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of September 30, 2010 are included in the table below:

		Fair Value Measurements
		At September 30, 2010
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Impaired loans:
Commercial real estate	$3,833,919	$-	$3,833,919	$-
Residential construction	1,084,857	-	1,084,857	-
Commercial lines of credit	4,416,554	-	4,416,554	-
Total impaired loans	$9,335,330	$-	$9,335,330	$-

Foreclosed Real Estate	$11,621,846	$-	$11,621,846	$-

4.	INCOME TAXES
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
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2010 and 2009, there were 253,359 and 216,804 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive.  Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$1,199,334	$867,576	$3,599,842	$2,159,630
Less: Dividends payable on preferred stock	(211,733)	(211,733)	(635,198)	(635,198)
Net income available to common shareholders	$987,601	$655,843	$2,964,644	$1,524,432

Average number of common shares outstanding	2,986,279	2,965,332	2,983,187	2,958,336
Effect of dilutive options	19,892	27,802	19,431	31,708
Average number of shares used to calculate diluted earnings per share	3,006,171	2,993,134	3,002,618	2,990,044

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses and other than temporary impairment for the period.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$1,199,334	$867,576	$3,599,842	$2,159,630
Other comprehensive income net of tax:
Other-than- temporary impairment on held to maturity securities	-	(270,950)	-	(270,950)
Net unrealized holding gains arising during period	146,121	100,808	352,738	93,196
Comprehensive income	$1,345,455	$697,434	$3,952,580	$1,981,876

7.	STOCK-BASED COMPENSATION
The Company has stock-based incentive compensation plans to attract and retain key personnel in order to promote the success of the business.  These plans are described in Note 13 to the consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2009.   There was no stock-based compensation expense for the nine months ended September 30, 2010 compared to $31,702 for the nine months ended September 30, 2009. The Company and the Bank currently maintain incentive plans which provide for payments to be made in cash, stock, or stock options.  The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient. A summary of the Company’s stock option plans as of September 30, 2010 and changes during the nine-month period then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at December 31, 2009	329,243	$16.04	$222,607
Granted at fair value	-	-
Exercised	(8,493)	7.89	38,331
Expired	-	-
Forfeited	(1)	7.90
Outstanding at September 30, 2010	320,749	$16.26	$539,187	1.6
Exercisable at September 30, 2010	320,749	$16.26	$539,187	1.6

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2010:
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	5,360	$11.90
Granted	-	-
Vested	(2,640)	11.90
Cancelled	-	-

Nonvested at September 30, 2010	2,720	$11.90

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $155,000 for Capital Trust II’s common securities, to purchase $5,155,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company.

On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7,000,000 of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance, along with the Company’s $217,000 capital contribution for Capital Trust I’s common securities, to purchase $7,217,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust I’s obligations with respect to the capital securities. These debentures qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company.

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

At the same time the Company issued its Series A Preferred Stock, it issued to the Treasury a warrant to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B Preferred Stock (“Series B Preferred Stock”) in the amount of 5% of the Series A Preferred Stock or 777 shares with a par value of $777,000. The warrant had an exercise price of $.01 per share. The Series B Preferred Stock has the same rights, preferences and privileges as the Series A Preferred Stock except, the Series B Preferred Stock has a dividend rate of 9%. This warrant was immediately exercised.

The Company believes that it is in compliance with all terms of the Preferred Stock Purchase Agreement.

10.	SECURITIES

	September 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$35,416,444	$1,018,954	$179	$36,435,219
Corporate equity securities	37,310	328	281	37,357
Bond mutual funds	3,666,553	210,284	-	3,876,837
Total securities available for sale	$39,120,307	$1,229,566	$460	$40,349,413

Securities held to maturity
Asset-backed securities issued by:
GSEs	$123,126,654	$2,001,506	$298,919	$124,829,241
Other	14,954,177	136,933	2,000,906	13,090,204
Total debt securities held to maturity	138,080,831	2,138,439	2,299,825	137,919,445

U.S. Government obligations	754,003	-	-	754,003
Other investments	1,087	-	-	1,087
Total securities held to maturity	$138,835,921	$2,138,439	$2,299,825	$138,674,535

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
Asset-backed securities issued by GSEs	$49,617,856	$646,198	$30,628	$50,233,426
Corporate equity securities	37,310	1,416	163	38,563
Bond mutual funds	3,568,050	86,070	-	3,654,120
Total securities available for sale	$53,223,216	$733,684	$30,791	$53,926,109

Securities held to maturity
Asset-backed securities issued by:
GSEs	$71,276,709	$1,689,252	$137,919	$72,828,042
Other	19,005,847	12,088	3,353,964	15,663,971
Total debt securities held to maturity	90,282,556	1,701,340	3,491,883	88,492,013

U.S. Government obligations	-	-	-	-
Other investments	5,247	-	-	5,247
Total securities held to maturity	$90,287,803	$1,701,340	$3,491,883	$88,497,260

At September 30, 2010, certain other securities with a carrying value of $26,630,294 were pledged to secure certain deposits. At September 30, 2010, securities with a carrying value of $33,888,256 were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

Gross unrealized losses and estimated fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position at September 30, 2010 are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$1,522,997	$179	$-	$-	$1,522,997	$179
Corporate Equity Securities	30	281	-	-	30	281
	$1,523,027	$460	$-	$-	$1,523,027	$460

The available for sale investment portfolio has a fair value of $40,349,413 of which $1,523,027 of the securities have some unrealized losses from their amortized cost. Of these securities, $1,522,997 are mortgage-backed securities issued by GSEs. The unrealized losses that exist in the asset-backed securities and mutual fund shares are the result of market changes in interest rates on similar instruments.

Total unrealized losses on these investments are small (less than 1%). We believe that the losses in the equity securities are temporary. Persistent losses may require a reevaluation of these losses. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Gross unrealized losses and estimated fair value by length of time that the individual held to maturity securities have been in a continuous unrealized loss position at September 30, 2010 are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$18,775,432	$295,246	$5,049,187	$3,673	$23,824,619	$298,919
Asset-backed securities issued by others	-	-	9,719,123	2,000,906	9,719,123	2,000,906
	$18,775,432	$295,246	$14,768,310	$2,004,579	$33,543,742	$2,299,825

The held to maturity investment portfolio has an estimated fair value of $138,674,535 of which $33,543,742 or 24%, of the securities have unrealized losses from their amortized cost. Of these securities, $23,824,619 or 71%, are mortgage-backed securities issued by GSEs and the remaining $9,719,123 are asset-backed securities issued by others. As with the available for sale securities, we believe that the losses are the result of general perceptions of safety and credit worthiness of the entire sector and a general disruption of orderly markets in the asset class. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management consider the unrealized losses in the held to maturity portfolio to be temporary.

The securities issued by GSEs are guaranteed by the issuer. The average unrealized loss on GSE issued held to maturity securities is small (less than 1%). We believe that the securities will either recover in market value or be paid off as agreed.

The asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches which absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. These securities have an average life of 2.3 years and an average duration of 1.6 years.  Total unrealized losses are $2,000,906 or 17%, of $11,720,028 amortized cost on the asset-backed securities issued by others for securities with continuous unrealized losses. We believe that the securities will either recover in market value or be paid off as agreed.

The table below presents the Standard & Poor’s credit rating of available for sale and held to maturity asset-backed securities issued by GSEs and others at September 30, 2010:

Credit Rating	Amount
AAA	$165,791,830
AA+	462,726
AA-	2,207,432
A-	1,183,040
BBB+	104,761
BBB-	888,230
B+	665,222
CCC+	3,212,809
Total	$174,516,050

There were no sales of available for sale securities during the nine-month period ended September 30, 2010 compared to sales of $73,200 during the nine-month period ended September 30, 2009. These sales resulted in a net loss of $12,863 for the nine-month period ended September 30, 2009. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

11.	FORECLOSED REAL ESTATE
Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows.

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of year	$922,934	$-
Additions to underlying property	10,986,846	922,934
Valuation allowance	(287,934)	-
Balance at end of period	$11,621,846	$922,934

Expenses applicable to foreclosed assets include the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Valuation allowance	$-	$-	$287,934	$-
Operating expenses	51,461	43,575	101,389	55,698
	$51,461	$43,575	$389,323	$55,698

12.	NEW ACCOUNTING STANDARDS
FASB ASC TOPIC 310, “Receivables” - In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The Company adopted this guidance effective July 1, 2010, and adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-20 (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$17,399,377	$17,399,377	$11,247,967	$11,247,967
Investment securities and stock in FHLB and FRB	185,704,034	185,544,946	151,149,412	148,049,000
Loans receivable, net (including loans held for sale)	623,875,637	639,580,000	616,592,976	610,998,000
Foreclosed real estate	11,621,846	11,621,846	922,934	922,934

Liabilities
Savings, NOW, and money market accounts	276,373,479	276,373,479	259,160,873	246,139,000
Time certificates	441,217,290	449,260,000	381,257,916	384,848,000
Long-term debt and other borrowed funds	74,418,819	73,812,000	88,750,160	83,381,000
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At September 30, 2010, the Company had outstanding loan commitments and standby letters of credit of $22.2 million and $23.8 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, loan demand, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, under “Item 1A. Risk Factors.”  Because of these uncertainties, there can be no assurance that the actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial and commercial real estate lending as well as the level of transactional deposits.  Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending has and will continue to increase its exposure to credit losses.  The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates and economic conditions in the Southern Maryland area as well as individual borrowers’ circumstances.  Management believes that its allowance for loan losses is adequate.  For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2009.

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

Interest rates can directly influence the Bank’s funding costs and loan and investment yields, and also act to increase or decrease general economic activity. The federal funds target rate increased for much of 2006 and 2007, hitting a multi-year peak on September 29, 2007 of 5.25%. Shortly afterwards, it became clear that the U.S. economy suffered from an over-extension of credit in many sectors. This realization led to a sudden, dramatic decline in the availability of credit to many borrowers which deflated a housing price bubble and threatened to create a credit crisis.  The Federal Reserve reacted by cutting the Federal Funds rate by 50 basis points in September 2007.  Despite further Federal Reserve rate cuts, the crisis in housing, which was once confined to subprime mortgage loans continued to spread.  The U.S. Treasury responded by injecting capital directly into banks by using the Capital Purchase Program (“CPP”) of the Troubled Asset Repurchase Program (“TARP”).  The Federal Reserve, Treasury, FDIC and other governmental bodies chose to guarantee various forms of debt issuance to stave off a total collapse of credit markets.  In addition, the U.S. government provided cash and debt guarantees to many private companies.  In addition to these policy moves, the Federal Reserve reduced the Federal Funds rate to a range of 0% to 0.25% in December 2008. The Federal Funds rate remains at this level as of September 30, 2010.

SELECTED FINANCIAL DATA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Condensed Income Statement
Interest and dividend income	$9,805,485	$9,620,495	$29,662,104	$28,173,936
Interest expense	3,372,947	4,078,019	10,181,704	12,518,121
Net interest income	6,432,538	5,542,476	19,480,400	15,655,815
Provision for loan loss	1,121,203	515,555	2,784,007	1,977,928
Noninterest income	994,759	668,347	2,500,328	2,036,575
Noninterest expense	4,437,425	4,267,052	13,575,467	12,359,887
Income before income taxes	1,868,669	1,428,216	5,621,254	3,354,575
Income taxes	669,335	560,640	2,021,412	1,194,945
Net income	1,199,334	867,576	3,599,842	2,159,630
Net income available to common shareholders	987,601	655,843	2,964,644	1,524,432

Per Common Share
Basic earnings	$0.33	$0.22	$0.99	$0.52
Diluted earnings	$0.33	$0.22	$0.99	$0.51
Book value	$18.09	$17.24	$18.09	$17.24

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010

Net income for the nine-month period ended September 30, 2010 totaled $3,599,842 ($0.99 basic and diluted earnings per common share), compared to $2,159,630 ($0.52 basic and $0.51 diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the nine-month period ended September 30, 2010 totaled $2,964,644 compared to $1,524,432 for the same period in the prior year.  The increase of $1,440,212, or 66.69% for net income or 94.48% for net income available to common shareholders, was due to increases in net interest income of $3,824,585 and noninterest income of $463,753 offset by increases in the provision for loan losses of $806,079, noninterest expense of $1,215,580 and income taxes of $826,467.

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$29,662,104	$28,173,936	$1,488,168	5.28%
Interest expense	10,181,704	12,518,121	(2,336,417)	(18.66)%
Net interest income	19,480,400	15,655,815	3,824,585	24.43%
Provision for loan losses	2,784,007	1,977,928	806,079	40.75%

Interest and dividend income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments. The growth of the loan portfolio by 14.90% since January 1, 2009 has resulted in an increase in interest income, while the Company has limited the effect of the lower interest rate environment on loan rates through pricing. The yield on interest-earning assets for the nine months ended September 30, 2010 was 5.12%, a decrease of 10 basis points since the first quarter of 2010. The decrease was primarily due to lower yields on investments as loan rates have marginally decreased from 5.72% to 5.71% since the first quarter.

Interest expense decreased due to lower interest rates paid on deposits and borrowings partially offset by higher average balances of deposits. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest-rate environment over the last year. The cost of interest-bearing liabilities for the nine months ended September 30, 2010 was 1.97%, a decrease of 9 basis points since the first quarter of 2010 and a 69 basis points decrease from 2.66% for the nine months ended September 30, 2009. The Company’s net interest margin increased to 3.36% for the nine months ended September 30, 2010 from 2.95% for the nine months ended September 30, 2009.

The increase in the provision for loan losses was principally attributable to an increase in net charge-offs.  Net charge-offs increased $1,755,470 up from $331,693 for the nine months ended September 30, 2009 to $2,087,163 for the nine months ended September 30, 2010. The Company’s allowance for loan losses increased from 1.20% of loan balances at December 31, 2009 to 1.29% of loan balances at September 30, 2010. The provision was adjusted for economic conditions that affected the loss factors used to compute the allowance as well as changes in the circumstances of specific impaired loans and increases in the level of delinquencies, charge-offs and nonperforming loans.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(577,274)	$577,274	(100.00)%
Less: portion recorded as comprehensive income	-	410,530	(410,530)	(100.00)%
Impairment loss on investment securities, net	-	(166,744)	166,744	(100.00)%
Loan appraisal, credit, and miscellaneous charges	436,121	465,111	(28,990)	(6.23)%
Gain on sale of asset	22,500	-	22,500	n/a
Loss on sale investment securities	-	(12,863)	12,863	(100.00)%
Income from bank owned life insurance	337,133	297,578	39,555	13.29%
Service charges	1,317,932	1,212,257	105,675	8.72%
Gain on loans held for sale	386,642	241,236	145,406	60.28%
Total noninterest income	$2,500,328	$2,036,575	$463,753	22.77%

Growth of noninterest income was primarily due to increases in service charge income related to the size and number of deposits and increases in per item charges on certain transactions and gains on the sale of loans held for sale. Additionally, noninterest income increased because the prior year noninterest income included investment security impairment charges taken of $166,744 for the nine months ended September 30, 2009 compared to no impairment charges for the nine months ended September 30, 2010.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$7,212,098	$6,536,475	$675,623	10.34%
Occupancy	1,297,934	1,270,396	27,538	2.17%
Advertising	282,612	374,816	(92,204)	(24.60)%
Data processing	764,317	682,594	81,723	11.97%
Professional fees	588,072	526,018	62,054	11.80%
Depreciation of furniture, fixtures, and equipment	400,672	453,882	(53,210)	(11.72)%
Telephone communications	129,201	101,871	27,330	26.83%
Office supplies	120,779	124,461	(3,682)	(2.96)%
FDIC Insurance	1,065,527	875,943	189,584	21.64%
Valuation allowance on foreclosed real estate	287,934	-	287,934	n/a
Other	1,426,321	1,413,431	12,890	0.91%
Total noninterest expenses	$13,575,467	$12,359,887	$1,215,580	9.83%

The Company’s noninterest expense increased by $1,215,580 or 9.83% from the comparable period in the prior year primarily due to increased costs associated with the asset growth of the Bank, the rising cost of regulatory compliance, increased FDIC assessments and the valuation allowance on foreclosed real estate. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth. Advertising expense decreased mainly due to marketing campaign expenses incurred in the first quarter of 2009. Professional fees reflect the increased cost of regulatory compliance. The FDIC levied a one-time special assessment of $343,600 during the three months ended June 30, 2009 and FDIC insurance assessment rates increased during the second half of 2009.  Increased FDIC insurance costs include an increased assessment base due to customer deposit increases of $192.4 million since January 1, 2009 and $90.6 million since September 30, 2009. Total foreclosed real estate expenses totaled $389,323, inclusive of a valuation adjustment of $287,934 for the nine months ended September 30, 2010 compared to $55,698 incurred in the comparable period of 2009.

The Company recorded income tax expense of $2,021,412 or 36.0%, of pretax earnings of $5,621,254 for the nine months ended September 30, 2010 compared with $1,194,945 or 35.6%, of pretax earnings of $3,354,575 for the nine months ended September 30, 2009. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTMEBER 30, 2010

Net income for the three-month period ended September 30, 2010 totaled $1,199,334 ($0.33 basic and diluted earnings per common share), compared to $867,576 ($0.22 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the three-month period ended September 30, 2010 totaled $987,601 compared to $655,843 for the same period in the prior year.  The increase of $331,758, or 38.24%, for net income or 50.58% for net income available to common shareholders, was due to increases in net interest income of $890,062 and noninterest income of $326,412 offset by increases in the provision for loan losses of $605,648, noninterest expense of $170,373 and income taxes of $108,695.

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$9,805,485	$9,620,495	$184,990	1.92%
Interest expense	3,372,947	4,078,019	(705,072)	(17.29)%
Net interest income	6,432,538	5,542,476	890,062	16.06%
Provision for loan losses	1,121,203	515,555	605,648	117.47%

The decrease in the Company’s cost of funds continues to be the key driver of positive growth in the third quarter of 2010. Interest and dividend income increased due to higher average balances in loans and investments, which were partially offset by lower interest rate yields on loans and investments. The year to date average size of the loan portfolio was $43.9 million more than the nine months ended September 30, 2009 and resulted in an increase in interest income. Interest expense decreased due to lower interest rates paid on deposits and borrowings and a reduction in net borrowings offset by higher average balances of deposits.

The increase in the provision for loan losses was principally attributable to an adjustment in the provision for economic conditions that affected the loss factors used to compute the allowance as well as changes in the circumstances of specific impaired loans, increases in the level of delinquencies, charge-offs and nonperforming loans. Third quarter 2010 net charge-offs were $850,012 compared to $104,695 for the third quarter of 2009. As stated above, the Company’s allowance for loan losses increased from 1.20% of loan balances at December 31, 2009 to 1.29% of loan balances at September 30, 2010.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
NONINTEREST INCOME:
Recognition of other than temporary decline
in value of investment securities	$-	$(458,530)	$458,530	(100.00)%
Less: Portion recorded as comprehensive income	-	410,530	(410,530)	(100.00)%
Impairment loss on investment securities, net	-	(48,000)	48,000	(100.00)%
Loan appraisal, credit, and miscellaneous charges	182,321	104,219	78,102	74.94%
Income from bank owned life insurance	126,219	96,105	30,114	31.33%
Service charges	471,277	443,161	28,116	6.34%
Gain on loans held for sale	214,942	72,862	142,080	95.00%
Total noninterest income	$994,759	$668,347	$326,412	48.84%

Noninterest income increased as a result of increased gains on the sale of loans held for sale and increased loan fees compared with the comparable period in 2009. Additionally, noninterest income increased because the prior year noninterest income included investment security impairment charges taken of $48,000 for the three months ended September 30, 2009 compared to no impairment charges for the three months ended September 30, 2010.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.
	Three Months Ended September 30,
	2010	2009	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,450,743	$2,284,641	$166,102	7.27%
Occupancy	403,892	399,648	4,244	1.06%
Advertising	104,010	144,854	(40,844)	(28.20)%
Data processing	269,500	245,974	23,526	9.56%
Professional fees	143,839	166,110	(22,271)	(13.41)%
Depreciation of furniture, fixtures, and equipment	138,729	154,777	(16,048)	(10.37)%
Telephone communications	46,973	33,698	13,275	39.39%
Office supplies	41,343	37,076	4,267	11.51%
FDIC Insurance	318,762	242,332	76,430	31.54%
Other	519,634	557,942	(38,308)	(6.87)%
Total noninterest expense	$4,437,425	$4,267,052	$170,373	3.99%

The Company’s noninterest expense increased from the comparable period in the prior year primarily due to costs associated with the asset growth of the Bank and the rising cost of regulatory compliance. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth. FDIC insurance expense increased due to higher average customer deposits for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  As noted above, FDIC insurance assessment rates increased during the second half of 2009.

The Company recorded income tax expense of $669,335 or 35.8%, of pretax earnings of $1,868,669 for the three months ended September 30, 2010 compared with $560,640 or 39.3%, of pretax earnings of $1,428,216 for the three months ended September 30, 2009.

FINANCIAL CONDITION
	September 30, 2010	December 31, 2009	$ Change	% Change

Assets
Cash and due from banks	$13,457,724	$9,960,787	$3,496,937	35.11%
Federal funds sold	1,610,000	695,000	915,000	131.65%
Interest-bearing deposits with banks	2,331,653	592,180	1,739,473	293.74%
Securities available for sale, at fair value	40,349,413	53,926,109	(13,576,696)	(25.18)%
Securities held to maturity, at amortized cost	138,835,921	90,287,803	48,548,118	53.77%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,518,700	6,935,500	(416,800)	(6.01)%
Loans receivable - net of allowance for loan losses of $8,168,158 and $7,471,314, respectively	623,875,637	616,592,976	7,282,661	1.18%
Premises and equipment, net	12,184,353	11,987,690	196,663	1.64%
Foreclosed real estate	11,621,846	922,934	10,698,912	1159.23%
Accrued interest receivable	2,929,221	2,925,271	3,950	0.14%
Investment in bank owned life insurance	17,280,529	10,943,396	6,337,133	57.91%
Other assets	9,536,980	9,272,888	264,092	2.85%

Total Assets	$880,531,977	$815,042,534	$65,489,443	8.04%

The Company increased some of its most liquid assets with increases to federal funds sold and interest-bearing deposits with banks. The securities available for sale portfolio decreased due to the maturing of asset-backed securities issued by government-sponsored entities. The securities held to maturity portfolio increased due to additional purchases of securities offset by principal paydowns, primarily of asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs.

The increase in net loans outstanding was impacted by the resolution of five problem loan relationships that transferred $11.0 million into foreclosed real estate. Greater than 90% of the increase in foreclosed real estate represents two construction and land development properties that were recorded at fair value upon transfer of the loans to foreclosed real estate. Three properties represent 93% of the foreclosed real estate balance. Foreclosed real estate carrying amounts reflect current appraisals and management’s conservative estimate of the realizable value of these properties in a period of declining real estate values.  Investments in bank owned life insurance increased based on the business needs of the Company.

Details of the Bank’s loan portfolio are presented below:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%

Real Estate Loans:
Commercial	$321,165,837	50.74%	$292,987,963	46.88%
Residential first mortgages	125,111,308	19.76%	116,225,733	18.59%
Construction and land development	40,816,321	6.45%	62,509,558	10.00%
Home equity and second mortgage	25,107,923	3.97%	25,133,155	4.02%
Commercial loans	100,436,884	15.87%	108,657,910	17.38%
Consumer loans	1,394,072	0.22%	1,607,765	0.26%
Commercial equipment	18,969,663	3.00%	17,916,655	2.87%
	633,002,008	100.00%	625,038,739	100.00%
Less:
Deferred loan fees, net	958,213	0.15%	974,449	0.16%
Allowance for loan loss	8,168,158	1.29%	7,471,314	1.20%
	9,126,371		8,445,763
	$623,875,637		$616,592,976

The loan portfolio increased as a result of increases in commercial real estate loans, residential first mortgage loans and commercial equipment loans. These increases were partially offset by decreases in construction and land development loans, commercial loans and consumer loans.

The allowance for loan losses increased $696,844 to $8,168,158 or 1.29% of loan balances at September 30, 2010 from $7,471,314 or 1.20% of loan balances at December 31, 2009. Nonperforming loans as a percentage of total loans amounted to 2.36% at September 30, 2010 compared to 3.09% at December 31, 2009. The Company had 36 nonperforming loans at September 30, 2010 of which 58% of nonperforming loan balances were concentrated with three customers. The Company’s nonperforming assets as a percentage of total assets, which includes nonperforming loans and foreclosed real estate, increased from 2.48% at December 31, 2009 to 3.02% at September 30, 2010. The current year increase in nonperforming assets was primarily due to two foreclosed construction and land development properties that require court ratification before the Company is able to pursue the next steps of resolution.

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

The following table summarizes changes in the allowance for loan losses for the periods indicated.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Beginning Balance	$7,471,314	$5,145,673

Add:
Provision charged to operations	2,784,007	1,977,928
Recoveries	6,176	100
Less:
Charge Offs	2,093,339	331,793

Balance at the end of the period	$8,168,158	$6,791,908

The Company incurred $2,093,339 in charge-offs for the nine months ended September 30, 2010, which represented a total of $75,000 of consumer loans and equity lines, $63,000 of residential first mortgages, $1,173,000 for construction and land development loans, $118,000 for commercial real estate loans, $453,000 for commercial loans and $211,000 for commercial equipment loans.

The following table provides information with respect to our nonperforming loans at the dates indicated.

	Balances as of	Balances as of
	September 30, 2010	December 31, 2009

Troubled debt restructurings (TDRs)	$16,306,269	$11,601,215
Nonperforming loans
Impaired loans on which recognition of interest has been discontinued	$5,690,917	$8,947,173
Loans on which recognition of interest has been discontinued	9,256,657	10,340,310
Total nonperforming loans	$14,947,574	$19,287,483

Impaired loans
Performing loans	$6,438,992	$1,675,000
Loans accounted for on a nonaccrual basis	5,690,917	8,947,173
Total impaired loans	$12,129,909	$10,622,173

Nonperforming loans to total loans	2.36%	3.09%
Allowance for loan losses to nonperforming loans	54.65%	38.74%
Nonperforming assets to total assets	3.02%	2.48%
Nonperforming assets and TDRs to total assets	4.87%	3.90%

At September 30, 2010 and December 31, 2009, impaired loans totaled $12,129,909 and $10,622,173, respectively. Impaired loans include performing loans in the amount of $6,438,992 at September 30, 2010 and $1,675,000 at December 31, 2009.  Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at September 30, 2010 and December 31, 2009 were $2,794,579 and $1,837,345, respectively. Loans on which the recognition of interest has been discontinued, which were not considered impaired under FASB ASC 820 amounted to $9,256,657 and $10,340,310 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 98% of customer troubled debt restructures are performing.

	Nonperforming loans by loan type

	September 30, 2010		December 31, 2009
	Dollars	Number of Loans	Dollars	Number of Loans
Real Estate Loans:
Commercial	$6,612,904	10	$6,366,672	8
Residential first mortgages	1,742,358	6	338,806	1
Construction and land development	2,320,258	3	9,504,414	5
Home equity and second mortgage	168,868	3	-	-
Commercial loans	4,098,456	11	2,192,308	5
Consumer loans	4,730	3	22,884	2
Commercial equipment	-	-	862,399	3
	$14,947,574	36	$19,287,483	24

As of September 30, 2010, the largest dollar concentrations of nonperforming loans are commercial real estate loans, which have been impacted by economic conditions in our local market mainly due to higher than expected vacancies in commercial office space. Delinquencies in residential first mortgages have increased primarily due to specific customer issues with unemployment and other circumstances requiring the liquidation of family assets.  Nonperforming construction and land development loans decreased $7,184,156 during the nine months ended September 30, 2010 as the Company has resolved problem loans with foreclosures and workouts. Construction and land development loans have been particularly affected by economic factors which have slowed absorption of finished lots and homes.  The current year increase of $1,906,148 for nonperforming commercial loans is primarily with one borrower. Commercial equipment loans have primarily decreased due to a charge-off of $468,000 and a loan restructure. Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company.

	September 30, 2010	December 31, 2009	$ Change	% Change

Liabilities
Deposits
Non-interest-bearing deposits	$68,234,357	$70,001,444	$(1,767,087)	(2.52)%
Interest-bearing deposits	649,356,412	570,417,345	78,939,067	13.84%
Total deposits	717,590,769	640,418,789	77,171,980	12.05%
Short-term borrowings	3,783,207	13,080,530	(9,297,323)	(71.08)%
Long-term debt	70,635,612	75,669,630	(5,034,018)	(6.65)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	6,168,792	5,683,736	485,056	8.53%

Total Liabilities	$810,178,380	$746,852,685	$63,325,695	8.48%

At September 30, 2010, non-brokered deposits totaled $692,674,423 or 96.53% of total deposits. The increases in total deposits are due to the Bank’s continuing efforts to increase its market share through branch improvements and marketing efforts. Long-term debt and short-term borrowings decreased by $14,331,341, or 16.15%, from $88,750,160 at December 31, 2009 to $74,418,819 at September 30, 2010, as growing retail deposits replaced debt. The increases in deposits were used to increase the balances of cash and cash equivalents and investments, fund net loan growth and reduce long and short-term debt.

	September 30, 2010	December 31, 2009	$ Change	% Change

Stockholders' Equity
Perpetual Preferred Stock, Series A	$15,540,000	$15,540,000	$-	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000	-	0.00%
Common stock - par value	29,863	29,760	103	0.35%
Additional paid in capital	16,842,139	16,754,627	87,512	0.52%
Retained earnings	36,962,411	35,193,958	1,768,453	5.02%
Accumulated other comprehensive gain	637,212	284,474	352,738	124.00%
Unearned ESOP shares	(435,028)	(389,970)	(45,058)	11.55%

Total Stockholders' Equity	$70,353,597	$68,189,849	$2,163,748	3.17%

The change in stockholders’ equity was primarily due to net income of $3,599,842 offset by the payment of preferred stock dividends of $635,198 and common stock dividends of $1,196,188. Common stockholders' equity of $54,036,597 resulted in a book value of $18.09 per common share at September 30, 2010, an increase of $0.66 per share from December 31, 2009.

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

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, proceeds from the sale of loans, advances and other borrowings, interest received on investment securities and proceeds from the sale and maturity of investment securities. Its principal funding commitments are the origination or purchase of loans, the purchase of investment securities and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses various wholesale funding instruments including FHLB advances, which are required to be supported by certain eligible loans held by the Bank. Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Company maintained eligible collateral consisting of one-to-four family residential first mortgage loans equal to 100% of its total outstanding long and short-term Federal Home Loan Bank advances. During 2003 and 2004, the Bank entered into addendums to the Agreement that expanded the types of eligible collateral under the Agreement to include certain commercial real estate and second mortgage loans. These loans are subject to eligibility rules, and eligible collateral values of the unpaid loan principal balances are established at 90% of residential first mortgages, at 50% for commercial real estate and at 40% for second mortgage loans. In addition, only 50% of total collateral for Federal Home Loan Bank advances may consist of commercial real estate loans. Additionally, the Bank has pledged its Federal Home Loan Bank stock of $5,400,800 and securities with a carrying value of $33,888,256 as additional collateral for its advances at September 30, 2010.

The Bank is limited to total advances of up to 40% of assets or $352,000,000. At September 30, 2010, the Bank had filed collateral statements identifying collateral sufficient to borrow $64,000,000 in addition to amounts already outstanding. In addition, the Bank had additional collateral in safekeeping at the Federal Home Loan Bank of Atlanta that had not been specifically pledged to the Federal Home Loan Bank or for other purposes. This collateral was sufficient to provide an additional $102,000,000 in borrowing capacity.  The Bank also has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank has segregated collateral sufficient to draw $25,000,000 under this agreement. In addition, the Bank has established short-term credit facilities with other commercial banks totaling $7,000,000 at September 30, 2010. No amounts were outstanding under the Borrower in Custody or short-term credit facilities at September 30, 2010.

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows, anticipated future deposit flows and loan funding needs.

Cash, cash equivalents, and interest-bearing deposits with banks as of September 30, 2010 totaled $17,399,377, an increase of $6,151,410, or 54.69%, from the December 31, 2009 total of $11,247,967.  The increase to cash was primarily due to increases in deposits partially offset by funds used to pay down short-term borrowings and long-term debt, investment activity that used cash to purchase additional securities and net cash used for loan activities, as net loans originated exceeded principal collected on loans.

The Bank’s principal sources of cash flows are its financing activities including deposits and borrowings.  During the first nine months of 2010, all financing activities provided $61,051,809 in cash compared to $79,607,712 for the same period in 2009. The decrease in cash provided of $18,555,903 or 23.31%, was primarily due to a reduction in the net increase in deposits partially offset  by a decrease in the use of cash to pay down short-term borrowings and long-term debt. Net increases in deposits were reduced to $77,171,980 for the nine months ended September 30, 2010 from $101,828,228 for the same period in the prior year. The pay down of debt decreased to $14,331,341 for the nine months ended September 30, 2010 from $21,361,301 for the same period in the prior year.

Operating activities provided cash of $543,907 in the first nine months of 2010 compared to $2,421,445 provided in the same period of 2009, a decrease in cash provided of $1,877,538. The decrease in cash was primarily due to decreases to cash from an increase in bank owned life insurance partially offset by increases in net income and a decrease in the difference between loans originated for resale and proceeds from the sale of loans.

The Bank’s principal use of cash has been in investments in loans, investment securities and other assets. Investing activities used cash of $55,444,306 in the first nine months of 2010 compared to $67,831,539 of cash used in the same period of 2009.  For the nine months ended September 30, 2010, the primary causes for the cash used by investing activities were loan originations exceeding principal repayments by $20,698,036 and net purchases from security transactions of $34,213,362. For the nine months ended September 30, 2009, the primary causes for the cash used were investments in loans exceeding principal repayments on loans and net purchases from security transactions.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2010 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
	(in thousands)
At September 30, 2010
Total Capital (to risk weighted assets)
The Company	$89,910	13.17%	$54,625	8.00%
The Bank	$87,759	12.89%	$54,436	8.00%	$68,045	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$81,717	11.97%	$27,313	4.00%
The Bank	$79,566	11.69%	$27,218	4.00%	$40,827	6.00%

Tier 1 Capital (to average assets)
The Company	$81,717	9.56%	$34,195	4.00%
The Bank	$79,566	9.33%	$34,103	4.00%	$42,629	5.00%

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

Other Than Temporary Impairment of Securities
The Company evaluates securities to determine whether a decline in their value is other than temporary. The term “other than temporary” means the prospects for a near term recovery of value are not favorable or there is limited market information supporting the fair value of the securities at an amount greater or equal to the carrying value of the investment. Management reviews the underlying reasons for the decline and criteria such as the credit quality of the issuer and the size and duration of the decline. When a decline in value is deemed to be other than temporary, the value of the security is reduced and a charge to earnings is recognized.

If management concludes an unrealized loss is temporary and our intention is to hold the investments until recovery of the amortized cost basis, which may be maturity, no charge to earnings is recorded.

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

Deferred Tax Assets
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. At September 30, 2010, management determined that it is more likely than not that the entire amount of such assets will be realized.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 10-K and Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in the Form 10-K and Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company did not repurchase any shares of common stock in the quarter ended September 30, 2010.  On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

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

TRI-COUNTY FINANCIAL CORPORATION

Date: October 29, 2010	By:	/s/ Michael L. Middleton
Michael L. Middleton, President, Chief
Executive Officer and Chairman of the
Board

Date: October 29, 2010	By:	/s/ William J. Pasenelli
William J. Pasenelli, Executive Vice
President and Chief Financial Officer