Form 10-K
period 2010-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2011-03-07
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23.8 million based on the closing price ($11.25 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 4, 2011: 3,022,848

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Annual Report to Stockholders for the year ended December 31, 2010.  (Part II)
2.         Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders.  (Part III)

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

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans.  Its most direct competition for deposits and loans comes from other banks, savings and loan associations, and federal and state credit unions located in its primary market area.  There are currently 14 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies.  According to statistics compiled by the FDIC, the Bank was ranked third in deposit market share in the Tri-County area as of June 30, 2010, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions.  The Bank competes for loans by providing competitive rates, flexibility of terms, and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates.  Other services offered include tax-deferred retirement programs, brokerage services, cash management services and safe deposit boxes.  The Bank has used direct mail, billboard and newspaper advertising to increase its market share of deposits, loans and other services in its market area.  It provides ongoing training for its staff in an attempt to ensure high-quality service.

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

Commercial Real Estate and Other Non-Residential Real Estate Loans.  The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest single component of the Bank’s loan portfolio.  Commercial real estate loans amounted to $336.3 million, or 50.7% of the loan portfolio, at December 31, 2010. This was an increase in both absolute size and as a percentage of the loan portfolio from the previous year.  The commercial real estate and residential first mortgage loan portfolios increased as a percentage of total loans during 2010. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property.  The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects.  Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years.  Virtually all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.  At December 31, 2010, the largest outstanding commercial real estate loan was a $7.4 million loan, which is secured by an office building. This loan was performing according to its terms at December 31, 2010.

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

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans.  Total fixed-rate loan products in our residential first mortgage portfolio amounted to $122.4 million as of December 31, 2010.  Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio.  Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance).  These servicing rights may be sold to other qualified servicers.  As of December 31, 2010, the Bank serviced $43.3 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan.  The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index.  As of December 31, 2010, the Bank had $13.6 million in adjustable-rate residential mortgage loans.  The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income.  Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans.  There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans.  During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.  In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

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

Construction and Land Development Loans.  The Bank offers construction loans to individuals and building contractors for the construction of one-to-four family dwellings.  Construction loans totaled $17.4 million at December 31, 2010.  Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan.  The Bank also provides construction financing to home builders.  Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved.  Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $25.1 million at December 31, 2010.  Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost.

The Bank’s ability to originate all types of residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. As demand for newly constructed housing has fallen, the Bank’s investment in these loans has slowed and the net portfolio decreased $20.0 million from $62.5 million at December 31, 2009 to $42.5 million at December 31, 2010. Additionally, construction and land development loans as a percentage of the total loan portfolio fell from 10.0% at December 31, 2009 to 6.4% at December 31, 2010. If the demand for new houses in the Bank’s market areas continues to decline, this portion of its loan portfolio may also decline. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. The Bank may not be able to grow its construction lending activities in the event of a continued decline. Construction and land development loans have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes.

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

Home Equity and Second Mortgage Loans. The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $19.0 million at December 31, 2010, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program.  Second mortgage loans, which totaled $5.4 million at December 31, 2010, are fixed and variable-rate loans that have original terms between five and 15 years.  Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

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

Commercial Loans.  The Bank offers commercial loans to its business customers.  The Bank offers a variety of commercial loan products including term loans and lines of credit.  Such loans are generally made for terms of five years or less.  The Bank offers both fixed-rate and adjustable-rate loans under these product lines.  While commercial loans remain an important class of the Bank’s loan portfolio at 15.77% of total loans, the commercial loan portfolio decreased by $4.1 million from $108.7 million at December 31, 2009 to $104.6 million at December 31, 2010. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income.  These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank.  The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.  Commercial business loans, however, entail greater risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  In the case of business failure, collateral would need to be liquidated to provide repayment for the loan.  In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios.  At December 31, 2010, the largest outstanding commercial loan was $9.5 million, which was secured by commercial real estate, cash and investments.  This loan was performing according to its terms at December 31, 2010.

Consumer Loans.  The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks.  The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit.  Consumer loans totaled $1.3 million at December 31, 2010.  The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank.  Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance.   Further collection efforts may be hampered by the borrower’s lack of current income or other assets.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans. The Bank also maintains a commercial equipment financing portfolio. Commercial equipment loans totaled $18.0 million, or 2.7% of the total loan portfolio, at December 31, 2010.  These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment.  When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank.  These loans entail greater risk than loans such as residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.  The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
						(Dollars in Thousands)
Real Estate Loans
Commercial	$336,300	50.72%	$292,988	46.88%	$236,410	43.11%	$190,484	41.55%	$181,933	42.63%
Residential first mortgage	136,048	20.52%	116,226	18.59%	104,607	19.07%	90,932	19.83%	80,781	18.93%
Construction and land development	42,504	6.41%	62,509	10.00%	57,565	10.50%	50,577	11.03%	41,715	9.77%
Home equity and second mortgage	24,380	3.68%	25,133	4.02%	25,412	4.63%	24,650	5.38%	24,572	5.76%
Commercial loans	104,566	15.77%	108,658	17.38%	101,936	18.59%	75,247	16.41%	76,651	17.96%
Consumer loans	1,273	0.19%	1,608	0.26%	2,046	0.37%	2,465	0.54%	2,813	0.66%
Commercial equipment	17,984	2.71%	17,917	2.87%	20,458	3.73%	24,113	5.26%	18,288	4.29%
Total loans	663,055	100.00%	625,039	100.00%	548,434	100.00%	458,468	100.00%	426,754	100.00%
Less: Deferred loan fees	936		975		311		371		490
Loan loss reserve	7,669		7,471		5,146		4,482		3,784
Loans receivable, net	$654,450		$616,593		$542,977		$453,614		$422,480

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

Loan Approvals, Procedures and Authority.  Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate.  Loan approval authorities vary by individual with the Chief Executive Officer having approval authority up to $1.25 million, the President $1.0 million, the Chief Lending Officer $1.0 million, the Chief Credit Officer $1.0 million and the Chief Operating Officer $1.0 million.  The individual lending authority of the other lenders is set by management and based on their individual abilities.  The loan approval authorities of the Chief Executive Officer, the President, the Chief Lending Officer, the Chief Credit Officer, the Chief Operating Officer and the Senior Credit Officer may be combined and a minimum of at least three of the five need to be present in an officers’ loan committee to approve loans up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of any three members may unanimously approve loans to relationships in excess of the $2.0 million up to the Bank’s in house lending limit with a later ratification by the Board Credit Review Committee.  A loan committee consisting of at least three members of the Board (the “Credit Review Committee”) ratifies all commercial real estate loans and approves or renews all loans to relationships that exceed $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases.  Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents.  Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac.  Mortgage loans in the amount of $14.2 million were sold by the Bank in 2010.  To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders.  The Bank sold no participations in 2010.  The Bank also buys loans, portions of loans, or participation certificates from other lenders.  The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary.  The Bank did not purchase any participations in 2010.  Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.

Loans to One Borrower.  Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $8.5 million to any one borrower at December 31, 2010.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank would have been permitted to lend up to $13.3 million to any one borrower at December 31, 2010. At December 31, 2010, the largest amount outstanding to any one borrower and his or her related interests was $8.9 million.

Loan Commitments.  The Bank does not normally negotiate standby commitments for the construction and purchase of real estate.  Conventional loan commitments are granted for a one-month period.  The Bank’s outstanding commitments to originate loans at December 31, 2010 were approximately $18.6 million, excluding undisbursed portions of loans in process.  It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio.  The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2010	December 31, 2010	December 31, 2010
	(Dollars in Thousands)
Real Estate Loans
Commercial	$34,487	$54,695	$247,118
Residential first mortgage	30,537	59,380	46,132
Construction and land development	42,317	187	-
Home equity and second mortgage	5,423	13,081	5,876
Commercial loans	104,566	-	-
Consumer loans	777	442	54
Commercial equipment	5,481	9,313	3,190
Total loans	$223,588	$137,098	$302,370

The following table sets forth the dollar amount of all loans due after one year from December 31, 2010, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in Thousands)
Real Estate Loans
Commercial	$42,296	$259,517	$301,813
Residential first mortgage	94,816	10,696	105,512
Construction and land development	-	187	187
Home equity and second mortgage	2,561	16,396	18,957
Commercial loans	-	-	-
Consumer loans	496	-	496
Commercial equipment	11,455	1,048	12,503
	$151,624	$287,844	$439,468

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

Impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loan loss reserves of $2.0 million relate to impaired loans at December 31, 2010.

Non-Performing Assets and Asset Classification.  The Bank’s non-performing assets include foreclosed real estate and non-accrual loans. Troubled debt restructured loans (“TDRs”) are only considered non-performing assets if they are not accruing interest or are not performing in accordance with the terms of their restructured agreements.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold.  When such property is acquired, it is recorded at its fair market value.  Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs.  Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $10.5 million at December 31, 2010.

 Non-accrual Loans. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology.

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

Troubled Debt Restructured Loans. The Company considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction of either interest or principal because of deterioration in the financial condition of the borrower.  A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the loan returns to performing status and yields a market interest rate equal to the current interest rate for new debt with similar risk. TDRs are evaluated by management on a regular basis utilizing the Company’s risk grading matrix and must have a passing loan grade to be removed as a TDR. TDRs are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology.  The Company does not participate in any specific government or Company sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

The following table sets forth information with respect to the Bank’s foreclosed real estate, non-accrual loans and troubled debt restructured loans (“TDRs”). The table includes a breakdown between non-performing and impaired loans.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Foreclosed real estate	$10,469	$923	$-	$-	$461

Non-performing loans
Non-accrual loans with impairment	$4,506	$8,947	$1,743	$-	$-
Non-accrual loans with no impairment	8,715	10,340	3,193	414	1,046
TDRs not performing according to terms	297	-	-	-	-

Total non-performing loans	$13,518	$19,287	$4,936	$414	$1,046

Total non-performing assets	$23,987	$20,210	$4,936	$414	$1,507

Impaired loans
Non-accrual loans with impairment	$4,506	$8,947	$1,743	$-	$-
TDRs not performing according to terms	297	-	-	-
TDRs performing according to terms	16,585	11,601	-	755	-

Total impaired loans	$21,388	$20,548	$1,743	$755	$-

Non-performing loans to total loans	2.04%	3.09%	0.90%	0.09%	0.25%
Allowance for loan losses to nonperforming loans	56.73%	38.74%	104.25%	1082.61%	361.76%
Nonperforming assets to total assets	2.71%	2.48%	0.69%	0.07%	0.26%
Nonperforming assets and TDRs to total assets	4.58%	3.90%	0.69%	0.20%	0.26%

The largest concentration of non-performing loans is in the commercial real estate portfolio. Foreclosed real estate has grown as the Bank continues to resolve problem loans. Two construction and land development properties represent 86% of the foreclosed real estate balance and are the primary factor in the current year increase in nonperforming assets from 2.48% to 2.71%. Other loan types have also been affected by the economic conditions in our local and national markets. At December 31, 2010, the Bank had 32 non-performing loans of which $10.5 million or 78% of the Bank’s non-performing loan balances represent six customer relationships. The Bank’s non-performing loans are predominantly collateralized. Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion, preserve the most value for the Company. The below schedule provides the details by loan portfolio of non-performing loans for the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	$8,243	$6,367	$1,208	$-	$390
Residential first mortgage	1,747	339	-	274	273
Construction and land development	984	9,504	1,840	-	-
Home equity and second mortgage	233	-	-	-	-
Commercial loans	2,262	2,192	903	60	303
Consumer loans	1	23	148	80	80
Commercial equipment	48	862	837	-	-
Total	$13,518	$19,287	$4,936	$414	$1,046

During the years ended December 31, 2010 and December 31, 2009, gross interest income of $875,170 and $1.3 million, respectively, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. During 2010 and 2009, the Company recognized $204,000 and $268,000 in interest on these loans.

At December 31, 2010, the Bank had 19 troubled debt restructured loans of which $16.6 million or 98.2% were performing according to the terms of their restructured agreements. During 2010, the Company recognized $720,570 in interest on these loans. At December 31, 2010, the only non-perforning TDR was a commercial real estate loan in the amount of $297,000 was a non-performing non-accrual loan.  Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion, preserve the most value for the Company. The below schedule provides the details by loan portfolio of TDRs for the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Real Estate Loans
Commercial	$6,848	$6,706	$-	$755	$-
Residential first mortgage	929	394	-	-	-
Commercial loans	8,834	4,441	-	-	-
Commercial equipment	271	60	-	-	-
Total	$16,882	$11,601	$-	$755	$-

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$7,471	$5,146	$4,482	$3,784	$3,383
Charge-offs:
Real Estate Loans
Commercial	526	-	-	29	-
Residential first mortgages	63	-	-	-	-
Construction and land development	2,249	187	287	-	-
Home equity and second mortgage	71	98	-	-	-
Commercial loans	569	608	202	73	-
Consumer loans	10	32	67	56	8
Commercial equipment	256	223	83	-	-
Total Charge-offs:	3,744	1,148	639	158	8

Recoveries:
Construction and land development	1	-	-	-	-
Consumer loans	7	-	2	2	3
Total Recoveries	8	-	2	2	3
Net charge-offs	3,736	1,148	637	156	5
Provision for Possible Loan Losses	3,934	3,473	1,301	855	406

Balance at End of Period	$7,669	$7,471	$5,146	$4,482	$3,784

Allowance for loan losses to total loans	1.16%	1.20%	0.94%	0.98%	0.89%
Net charge-offs to average loans	0.61%	0.20%	0.13%	0.04%	0.00%

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Cate gory
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Real Estate Loans
Commercial	$3,314	50.72%	$2,660	46.88%	$2,009	43.11%	$1,739	41.55%	$1,479	42.63%
Residential first mortgage	204	20.52%	128	18.59%	105	19.07%	266	19.83%	97	18.93%
Construction and land development	1,267	6.41%	1,696	10.00%	1,295	10.50%	1,125	11.03%	662	9.77%
Home equity and second mortgage	98	3.68%	131	4.02%	102	4.63%	98	5.38%	104	5.76%
Commercial loans	2,551	15.77%	2,110	17.38%	1,248	18.59%	930	16.41%	1,135	17.96%
Consumer loans	32	0.19%	64	0.26%	43	0.37%	96	0.54%	126	0.66%
Commercial equipment	203	2.71%	682	2.87%	344	3.73%	228	5.26%	181	4.29%
Total allowance for loan losses	$7,669	100.00%	$7,471	100.00%	$5,146	100.00%	$4,482	100.00%	$3,784	100.00%

The Bank closely monitors the payment activity of all its loans.  The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size and composition of the loan portfolio, the Bank’s historical loss experience, including trends in non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans.  Loan losses are charged off against the allowance when individual loans are deemed uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines.  However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans.  Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings.  For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2010 Annual Report to Stockholders.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings.  The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”), including Freddie Mac and Fannie Mae.  The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities.  As a member of the Federal Reserve and FHLB system, the Bank is required to maintain investments in the Federal Reserve Bank as a condition of membership and the Federal Home Loan Bank based upon levels of borrowings.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated.  At December 31, 2010, 2009, and 2008, their estimated fair value was $168 million, $148 million, and $124 million, respectively.

	At December 31,
	(Dollars in Thousands)
	2010	2009	2008
Asset-backed securities:
Freddie Mac and Fannie Mae	$144,861	$121,510	$93,049
Other	12,463	19,006	25,150
Total asset-backed securities	157,324	140,516	118,199

Corporate equity securities	37	39	157
Bond mutual funds	3,820	3,654	3,560
Treasury bills	753	-	1,000
Other Investments	-	5	17
Total investment securities	161,934	144,214	122,933
FHLB and Federal Reserve Bank stock	6,316	6,936	6,453
Total investment securities and FHLB and Federal Reserve Bank stock	$168,250	$151,150	$129,386

The maturities and weighted average yields for investment securities available for sale (AFS) and held to maturity (HTM) at December 31, 2010 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
AFS Investment securities:
Corporate equity securities	$37	0.00%	$-	0.00%	$-	0.00%	$-	0.00%
Asset-backed securities	11,468	2.14%	12,904	2.41%	4,327	2.41%	1,629	2.17%
Mutual funds	3,697	3.41%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$15,202	2.44%	$12,904	2.41%	$4,327	2.41%	$1,629	2.17%

HTM Investment securities:
Asset-backed securities	$36,223	2.66%	$61,310	2.75%	$21,990	2.63%	$6,712	2.29%
Treasury bills	753	0.36%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$36,976	2.61%	$61,310	2.75%	$21,990	2.63%	$6,712	2.29%

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

Deposits and Other Sources of Funds

General.  The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and nine branches in the Southern Maryland area.  Total deposits were $724.6 million as of December 31, 2010. The Bank uses borrowings and other sources to supplement funding from deposits.

Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts.  Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of ACCEL/Exchange, Cirrus, Maestro and Star ATM networks.  The Bank has occasionally used deposit brokers to obtain funds.  At December 31, 2010, the Bank had $25.0 million in deposits from brokers compared to $20.0 million at December 31, 2009. In addition the Bank utilizes the Certificate of Deposit Account Registry Service (CDARS) to provide existing customers with additional access to FDIC insurance. At December 31, 2010, the Bank maintained CDARS deposits of $35.2 million compared to $39.1 million at December 31, 2009.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Year Ended December 31,
	(Dollars in Thousands)
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$30,355	0.41%	$28,486	0.16%	$26,434	0.59%
Interest-bearing demand and money market accounts	161,494	0.94%	142,513	1.02%	132,522	1.75%
Certificates of deposit	421,525	2.21%	355,489	3.02%	268,363	3.93%
Total interest-bearing deposits	613,374		526,488		427,320
Noninterest-bearing demand deposits	65,041		53,584		42,955
	$678,415	1.61%	$580,072	2.11%	$470,275	2.77%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2010.

	$100K or More	$250K or More
	Certificates	Certificates
Maturity Period	of Deposit	of Deposit
	(In Thousands)

Three months or less	$59,417	$19,965
Three through six months	38,090	13,668
Six through twelve months	48,442	10,931
Over twelve months	86,586	40,209
Total	$232,535	$84,773

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

	At or for the Year Ended December 31,
	(Dollars in Thousands)
	2010	2009	2008
Long-term debt
Long-term debt outstanding at end of period	$70,624	$75,670	$104,963
Weighted average rate on outstanding long-term debt at end of period	3.24%	3.26%	3.81%
Maximum outstanding long-term debt of any month end	70,666	100,692	104,998
Average outstanding long-term debt, during period	70,823	94,745	102,112
Approximate average rate paid on long-term debt during period	3.22%	3.70%	4.09%
Short-term borrowings
Short-term borrowings outstanding at end of period at end of period	$816	$13,081	$1,522
Weighted average rate on short-term borrowings at end of period	0.00%	0.34%	1.83%
Maximum outstanding short-term borrowings at any month end during period	$11,322	$13,081	$20,943
Average outstanding short-term borrowings	2,973	1,421	4,355
Approximate average rate paid on short-term borrowings	1.41%	2.06%	3.59%

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

SUPERVISION AND REGULATION

Regulation of the Company

General.  The Company is a public company registered with the Securities and Exchange Commission (the “SEC”) and, as the sole stockholder of the Bank, it is a bank holding company and registered as such with the Board of Governors of the Federal Reserve System.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.  As a public company the Company is required to file annual, quarterly and current reports with the SEC, and as a bank holding company, the Company is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board.  The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  The following discussion summarizes certain of the regulations applicable to the Company but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.  In evaluating such application, the Federal Reserve Board considers factors such as the financial condition and managerial resources of the companies involved, the convenience and needs of the communities to be served and competitive factors.

The Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the “Riegle-Neal Act”) authorizes the Federal Reserve Board to approve an application of a bank holding company meeting certain qualitative criteria to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation. Additionally, the federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  The State of Maryland did not pass such a law during this period.  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Bank holding companies that are “well capitalized” and “well managed” and whose financial institution subsidiaries have satisfactory Community Reinvestment Act records can elect to become “financial holding companies,” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. The Company has not opted to become a financial holding company.  The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Federal law provides that no person (broadly defined to include business entities) may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator, which in the Company’s (and Bank’s) case is the Federal Reserve Board.  Control is defined to mean direct or indirect ownership, control of, or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the bank’s directors or a determination by the Federal Reserve Board that the acquirer has or would have the power to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of stock creates a rebuttable presumption of control under certain circumstances that requires that a filing be made with the Federal Reserve Board unless the Federal Reserve Board determines that the presumption has been rebutted.  Any company that seeks to acquire 25% or more of a class of a bank’s voting stock, or otherwise acquire control, must first receive the prior approval of the Federal Reserve Board under the Bank Holding Company Act and no existing bank holding company may acquire more than 5% of any class of a nonsubsidiary bank’s voting stock without prior Federal Reserve Board approval.

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

Dividends.  The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “Regulation of the Bank – Capital Adequacy.” The Dodd-Frank Act codified the source of strength doctrine requiring bank holding companies to serve as a source of strength for their depository subsidiaries and required the issuance of implementing regulations.

Stock Repurchases.  As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth.  The Federal Reserve Board may disapprove such a purchase or redemption. This requirement does not apply to bank holding companies that are “well capitalized,” “well-managed” and are not the subject of any unresolved supervisory issues.

Capital Requirements.  The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets.  These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank.  See “– Regulation of the Bank – Capital Adequacy.”  The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries.  That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion.  The revised capital requirements are subject to certain grandfathering and transition rules. The Company is currently considered a grandfathered institution under these rules.

Regulation of the Bank

General.  The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Bank is a member of the Federal Reserve and FHLB systems.  The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the Federal Reserve Board and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers, and establishment of branch offices.  The Federal Deposit Insurance Corporation, as deposit insurer, has certain secondary examination and supervisory authority.  The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As an institution with federally insured deposits, the Bank is subject to various operational regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation P (Privacy), Regulation W (Transactions Between Member Banks and Their Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The Dodd-Frank Act provides for the establishment of the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function currently handled by federal bank regulatory agencies.

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material effect on the Company.  The following discussion summarizes certain regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Capital Adequacy.  The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and member banks to maintain a specified minimum ratio of capital-to-total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

The regulations of the Federal Reserve Board require bank holding companies and state member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%.  Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital.  All other bank holding companies and banks are expected to maintain a leverage ratio of at least 4.0%.  Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels.  In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities, or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the Federal Reserve Board require bank holding companies and state member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk.  Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital.  Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain servicing assets, purchased credit card relationships, deferred tax assets and credit enhancing interest-only strips.  Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on available for sale equity securities with readily determinable market values.

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

Federal Reserve Board regulations and guidelines additionally specify that state member banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios.

The Federal Reserve Board has issued regulations that classify state member banks by capital levels and which authorize the Federal Reserve Board to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards.  Under such regulations, a well capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%.  An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (1) 4% or (2) 3% if the bank has the highest composite examination rating.  A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards.  A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions.  As of December 31, 2010, the Bank was well capitalized as defined by the Federal Reserve Board’s regulations.

Branching.  Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law.  The Riegle-Neal Act authorizes the Federal Reserve Board to approve interstate branching by merger by state member banks in any state that did not opt out and de novo in states that specifically allow for such branching. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

Without the approval of the Federal Reserve Board, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years.  The Bank is further prohibited from making a capital distribution if it would be thereafter undercapitalized within the meaning of the prompt corrective action regulations discussed above.  In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing assessment system, insured institutions are assigned to one of four categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain potential adjustments established by Federal Deposit Insurance Corporation regulations.  Currently, the applicable initial base assessment rates range from 12 to 45 basis points, and total base assessment rates can range from 7 to 77.5 basis points after adjustments.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  On February 7, 2011, the Federal Deposit Insurance Corporation issued a final rule regarding the risk-based deposit insurance assessment system that better reflects the risks to the Deposit Insurance Fund. Under the final rule effective April 1, 2011 new initial base assessment rates will range from 5 to 35 basis points, and total base assessment rates will range from 2.5 to 45 basis points after adjustments. No institution may pay a dividend if in default of the federal deposit insurance assessment.

 The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner had been temporarily raised to $250,000 for all types of accounts.  That level was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010.  The Dodd-Frank Act extended the unlimited coverage of certain noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.04 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  In addition, the Dodd-Frank Act requires that the Federal Deposit Insurance Corporation amend its assessment system to base it on total assets less tangible equity rather than deposits.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Safety and Soundness Guidelines.  Each federal banking agency was required to establish safety and soundness standards for the depository institutions under its authority.  The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business.  The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth.  The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as compensation practices at comparable institutions.  If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.  Management believes that the Bank meets all the standards adopted in the interagency guidelines.

Reserve Requirements.  Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction, plus 10% on the remainder.  The first $10.7 million of transaction accounts are exempt.  This percentage is subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  At December 31, 2010, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”).  As a member, the Bank is required to purchase and hold stock in the FHLB of Atlanta.  As of December 31, 2010, the Bank held $5.2 million of stock in the FHLB of Atlanta and was in compliance with the above requirement.

Transactions with Affiliates.  A state member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state member bank is limited to an amount equal to 20% of capital stock and surplus.  All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.  Certain covered transactions, such as loans to affiliates, must meet specified collateral requirements. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions. At December 31, 2010, we had no transactions with affiliates.

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

The Federal Reserve Board has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution.  Formal enforcement action may range from the issuance of capital directive or a cease and desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance.  Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases).  Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

Regulatory Restructuring Legislation.  On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, authorizes the payment of interest on business checking accounts, mandates the imposition of consolidated capital requirements on holding companies that are less stringent than those applicable to the subsidiary institution, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, requires the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to national banks and federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and require the issuance of regulations.  Consequently, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest expense costs for the Company and the Bank.

Personnel

As of December 31, 2010, the Bank had 131 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining agreement.  The Bank believes its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Michael L. Middleton (63 years old) is Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank.  Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank until April 1, 2010.  Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration.  From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, serving as Chairman of the Board in 2004.  Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He is Vice Chairman of the Maryland Bankers Association, a trustee for the College of Southern Maryland, Chairman of the Board of the Energetics Technology Center and serves on the Federal Reserve’s Community Depository Institutions Advisory Council. He also serves on several philanthropic and civic boards.

 William J. Pasenelli (52 years old) is Executive Vice President and Chief Financial Officer of the Company and President and Chief Financial Officer of the Bank.  Mr. Pasenelli joined the Bank as Chief Financial Officer in April 2000 and was named President in 2010.  Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987.  Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups.

Gregory C. Cockerham (56 years old) joined the Bank in 1988. He serves as the Bank’s Executive Vice President – Chief Lending Officer. Prior to joining the Company he was retail Vice President of Maryland National Bank. Mr. Cockerham serves as Chairman of the College of Southern Maryland Foundation and the Maryland Title Center. He is a Paul Harris Fellow with the Rotary Club of Charles County and serves on various civic boards in Charles County.

James M. Burke (42 years old) joined the Bank in 2006.  He serves as the Bank’s Executive Vice President – Chief Credit Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has almost 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of Civista Medical Center and is active in other civic groups.

James F. DiMisa (51 years old) joined the Bank in 2006. He serves as Executive Vice President- Chief Operating Officer.  Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. DiMisa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration.

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

Our provision for loan losses increased during the past year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2010, we recorded a provision for loan losses of $3.9 million.  We also recorded net loan charge-offs of $3.7 million.  Our non-performing assets, including troubled debt restructures, increased in 2010 from $31.8 million, or 3.9% of total assets, at December 31, 2009 to $40.6 million, or 4.58% of total assets, at December 31, 2010. The increase was primarily due to the weakened economy and the softening real estate market.  If the economy and/or the real estate market continue to weaken, we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans, troubled debt restructures and foreclosed real estate.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

Changes in interest rates could reduce our net interest income and earnings.

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

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or  inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2010, our loan portfolio consisted of $336.3 million, or 50.7%, of commercial real estate loans, $104.6 million, or 15.8%, of commercial business loans and $18.0 million, or 2.7%, of commercial equipment loans.  We intend to maintain our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions, including the Bank.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could further impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate or made to businesses in southern Maryland.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  Continuation of the economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial business and commercial equipment loans increased $100.0 million, or 27.9%, from $358.8 million at December 31, 2008 to $458.8 million at December 31, 2010. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our asset valuation may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Our continued pace of growth may require us to raise additional capital in the future, which will be dilutive to existing shareholders and could dilute our per share book value.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

The limitations on dividends and repurchases imposed through our participation in the Capital Purchase Program may make our common stock a less attractive investment.

On December 19, 2008, the United States Department of the Treasury purchased newly issued shares of our preferred stock as part of the Troubled Asset Relief Program’s Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our common stock for a period of three years, without prior approval of the Treasury.  These capital management devices contribute to the attractiveness of our common stock and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  Subsequent to the issuance of the preferred stock, the President signed the American Recovery and Reinvestment Act of 2009 into law, which provided more stringent limitations on severance pay and the payment of bonuses.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

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

We face intense competition both in making loans and attracting deposits.  This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than currently.  Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2010, we held 17.7% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the third largest market share of deposits out of the 14 financial institutions that held deposits in these counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

If the value of real estate in Southern Maryland were to continue to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Real estate values in Southern Maryland have experienced declines over the past few years. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $193,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and fund distribution. While we have selected these third party vendors carefully, we cannot control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Bank maintains its main office in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland.  The Bank owns all of its branches except for the Dunkirk, Maryland branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located.  Lease expiration dates range from 2020 to 2028 with renewal options of 5 to 10 years.  The total net book value of the properties at December 31, 2010 was $10.6 million which included $7.1 million related to buildings and improvements.

Item 3.  Legal Proceedings

Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Stock Performance Graph.

Not required as the Company is a smaller reporting company.

Recent Sales of Unregistered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer.

On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  As part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities  without the consent of the Treasury.

On November 12, 2010, after approval from the Treasury, the Company approved a repurchase program under which the Company may repurchase shares of common stock equaling up to 1% of the Company’s stockholders’ equity under the previously authorized plan described below. The Company intends to repurchase shares from time to time, depending on market conditions. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2010.

	(a)	(b)	( c )	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs

October 1 to October 31	-	$-	-	140,146
November 1 to November 30	-	-	-	140,146
December 1 to December 31	1,500	16.00	1,500	138,646

	1,500	$16.00	1,500	138,646

On September 25, 2008, Tri-County Financial Corporation announced a repurchase program under which it would repurchase up to 5% or 147,435 of its outstanding common stock  shares.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

(d)   Equity Compensation Plan Information

The Company maintains the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors.  The following table sets forth certain information with respect to the Company’s Equity Compensation Plan as of December 31, 2010.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	253,224	$17.26	120,315

Equity compensation plans not approved by security holders (1)	46,013	$14.64	-
Total	299,237	$16.86	120,315

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

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Audit Fees” and “— an Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

4.1	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Tri-County Financial Corporation	Form 8-K as filed on December 22, 2008

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series	Form 8-K as filed on December 22, 2008

4.3	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Tri-County Financial Corporation	Form 8-K as filed on December 22, 2008

4.4	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	Form 8-K as filed on December 22, 2008

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.15*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.16*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.17*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.18*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Tri-County Financial Corporation and United States Department of the Treasury	Form 8-K as filed on December 22, 2008.

10.22*	Form of Waiver executed by each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on December 22, 2008

10.23*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on December 22, 2008

10.24*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.25*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

13.0	Annual Report to Stockholders for the year ended December 31, 2010

14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.

21.0	List of Subsidiaries

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

99.1	Principal Executive Officer Certification regarding TARP

99.2	Principal Executive Officer Certification regarding TARP

(*)	Management contract or compensating arrangement.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

TRI-COUNTY FINANCIAL CORPORATION

Date: March 4, 2011	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Director, Executive Vice President and Chief
	(Principal Executive Officer)		Financial Officer
(Principal Financial and Accounting Officer)

Date: March 4, 2011			Date: March 4, 2011

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 4, 2011		Date: March 4, 2011

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 4, 2011		Date: March 4, 2011

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 4, 2011			Date: March 4, 2011

By:	/s/ Mary Todd Peterson
Mary Todd Peterson
Director

Date: March 4, 2011