Form 10-Q
period 2011-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2011-05-11
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐         No ☒

As of May 4, 2011, the registrant had 3,022,848 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2010	2010
	(Unaudited)
Assets
Cash and due from banks	$14,526,264	$8,695,590
Federal funds sold	2,145,000	615,000
Interest-bearing deposits with banks	841,315	512,846
Securities available for sale (AFS), at fair value	30,792,374	34,946,225
Securities held to maturity (HTM), at amortized cost	113,656,094	126,988,316
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,354,000	6,315,600
Loans receivable - net of allowance for loan losses of $7,281,777 and $7,669,147	647,378,198	654,449,936
Premises and equipment, net	12,147,339	12,132,141
Foreclosed real estate	11,039,380	10,469,302
Accrued interest receivable	2,990,963	2,784,396
Investment in bank owned life insurance	17,607,387	17,447,692
Other assets	12,404,561	10,579,058
Total Assets	$871,882,875	$885,936,102

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$64,000,231	$75,642,197
Interest-bearing deposits	658,007,513	648,940,129
Total deposits	722,007,744	724,582,326
Short-term borrowings	453,090	816,422
Long-term debt	60,612,359	70,624,044
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	5,656,449	6,808,383
Total Liabilities	800,729,642	814,831,175

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares;
issued 3,021,144 and 3,002,616 shares, respectively	30,211	30,026
Additional paid in capital	17,252,791	16,962,460
Retained earnings	37,780,539	37,892,557
Accumulated other comprehensive gain	313,738	411,188
Unearned ESOP shares	(541,046)	(508,304)
Total Stockholders’ Equity	71,153,233	71,104,927

Total Liabilities and Stockholders' Equity	$871,882,875	$885,936,102

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
QUARTERS ENDED MARCH 31, 2011 AND 2010	Quarters Ended March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$8,860,571	$8,758,786
Taxable interest and dividends on investment securities	969,837	1,202,574
Interest on deposits with banks	1,382	2,177
Total Interest and Dividend Income	9,831,790	9,963,537

Interest Expenses
Deposits	2,608,520	2,819,281
Short-term borrowings	14,433	10,854
Long-term debt	599,364	648,766
Total Interest Expenses	3,222,317	3,478,901

Net Interest Income	6,609,473	6,484,636
Provision for loan losses	2,005,830	858,374
Net Interest Income After Provision For Loan Losses	4,603,643	5,626,262

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	158,098	170,412
Income from bank owned life insurance	159,695	104,746
Service charges	426,959	404,044
Gain on sale of loans held for sale	25,575	82,023
Total Noninterest Income	770,327	761,225

Noninterest Expenses
Salary and employee benefits	2,751,474	2,362,534
Occupancy expense	417,391	427,644
Advertising	118,696	76,749
Data processing expense	282,753	246,140
Depreciation of furniture, fixtures, and equipment	99,529	127,598
Telephone communications	42,024	40,119
Office supplies	38,791	45,746
Professional fees	217,088	158,839
FDIC insurance	326,319	352,106
Valuation allowance on foreclosed real estate	315,883	-
Other	501,276	400,934
Total Noninterest Expenses	5,111,224	4,238,409

Income before income taxes	262,746	2,149,078
Income tax expense	21,248	784,654
Net Income	$241,498	$1,364,424
Preferred stock dividends	211,733	211,733
Net Income Available to Common Shareholders	$29,765	$1,152,691

Per Common Share
Basic earnings	$0.01	$0.39
Diluted earnings	$0.01	$0.38
Cash dividends declared	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarters Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,498	$1,364,424

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan losses	2,005,830	858,374
Depreciation and amortization	214,957	251,863
Loans originated for resale	(1,476,600)	(3,144,500)
Proceeds from sale of loans originated for sale	1,491,984	3,146,147
Gain on sale of loans held for sale	(25,575)	(82,023)
Net amortization of premium/discount on investment securities	45,142	(88,162)
Increase in foreclosed real estate valuation allowance	315,883	-
Increase in cash surrender of bank owned life insurance	(159,695)	(104,746)
Deferred income tax benefit	(37,136)	(133,570)
(Increase) decrease in accrued interest receivable	(206,567)	13,280
Increase (decrease) in deferred loan fees	75,657	(32,576)
Decrease in accounts payable, accrued expenses, other liabilities	(1,151,934)	(908,876)
Increase in other assets	(1,738,166)	(537,836)

Net cash (used in) provided by operating activities	(404,722)	601,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(30,493)	(33,177)
Proceeds from redemption or principal payments of investment securities available for sale	4,055,862	4,312,203
Purchase of investment securities held to maturity	(99,951)	(5,999,899)
Proceeds from maturities or principal payments of investment securities held to maturity	13,367,862	5,583,073
Net increase of FHLB and Federal Reserve stock	(38,400)	-
Loans originated or acquired	(47,637,459)	(55,440,499)
Principal collected on loans	51,751,940	57,218,716
Purchase of premises and equipment	(230,155)	(148,270)

Net cash provided by investing activities	21,139,206	5,492,147

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(continued)

	Quarters Ended March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(2,574,582)	$21,612,021
Payments of long-term borrowings	(10,011,685)	(5,011,226)
Net decrease in short-term borrowings	(363,332)	(12,829,434)
Exercise of stock options	290,596	31,446
Dividends paid	(211,733)	(211,733)
Net change in unearned ESOP shares	(32,742)	(12,549)
Redemption of common stock	(141,863)	-

Net cash (used in) provided by financing activities	(13,045,341)	3,578,525

INCREASE IN CASH AND CASH EQUIVALENTS	$7,689,143	$9,672,471

CASH AND CASH EQUIVALENTS - JANUARY 1	9,823,436	11,247,967

CASH AND CASH EQUIVALENTS – MARCH 31	$17,512,579	$20,920,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$3,329,167	$3,636,279
Income taxes	$-	$283,000
Issuance of common stock for payment of compensation	$241,036	$-
Transfer from loans to foreclosed real estate	$1,156,723	$5,969,882

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED MARCH 31, 2011 AND 2010

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2010 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2010 Annual Report.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2011 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2010.

2.	NATURE OF BUSINESS
The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and consumer mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the quarters ended March 31, 2011 and 2010, respectively.

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

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of March 31, 2011 measured at fair value on a recurring basis.

		Fair Value Measurements
		At March 31, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs
CMOs	$23,742,541	$-	$23,742,541	$-
MBS	3,176,081	-	3,176,081	-
Corporate equity securities	37,512	-	37,512	-
Bond mutual funds	3,836,240	-	3,836,240	-
Total securities available for sale	$30,792,374	$-	$30,792,374	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of March 31, 2011 are included in the table below:

		Fair Value Measurements
		At March 31, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Loans with impairment:
Commercial real estate	$6,018,319	$-	$6,018,319	$-
Commercial loans	4,198,992	-	4,198,992	-
Total loans with impairment	$10,217,311	$-	$10,217,311	$-

Foreclosed Real Estate	$11,039,380	$-	$11,039,380	$-

4.	INCOME TAXES
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
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2011 and 2010, there were 102,524 and 253,359 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive.  Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:
	Quarters Ended
	March 31,
	2011	2010
Net Income	$241,498	$1,364,424
Less: dividends payable on preferred stock	(211,733)	(211,733)
Net income available to common shareholders	$29,764	$1,152,691

Average number of common shares outstanding	3,009,516	2,978,388
Effect of dilutive options	44,361	21,125
Average number of shares used to calculate diluted earnings per share	3,053,877	2,999,513

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses and other than temporary impairment for the period.

	Quarters Ended March 31,
	2011	2010
Net Income	$241,498	$1,364,424
Other comprehensive income net of tax:
Net unrealized holding (losses) gains arising during period	(97,450)	98,455
Comprehensive income	$144,048	$1,462,879

7.	STOCK-BASED COMPENSATION
The Company has stock option and incentive arrangements to attract and retain key personnel.  In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by the shareholders, and authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service based awards is recognized over the vesting period. Performance based awards are recognized based on a vesting, if applicable, and the probability of achieving the goals.

There was $50,888 in stock-based compensation expense for the quarter ended March 31, 2011 compared to no expense recognized for the quarter ended March 31, 2010. The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The Company has accrued the full amounts due under these plans, but currently it is not possible to identify the portion that will be paid out in the form of stock–based compensation because such payments are subject to the future election of the recipient as to whether to receive payment in the form of stock or cash. A summary of the Company’s stock option plans as of March 31, 2011 and changes during the quarter then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392
Granted at fair value	-	-
Exercised	(17,353)	8.45	163,796
Expired	-	-
Forfeited	(1 ,576)	15.02
Outstanding at March 31, 2011	280,308	$17.39	$530,312	2.3
Exercisable at March 31, 2011	280,308	$17.39	$530,312	2.3

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $530,312 at March 31, 2011.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.10 at March 31, 2011, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following table summarizes the unvested restricted stock awards and units outstanding at March 31, 2011:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$16.10
Granted	6,500	16.10	3,106	16.89
Vested	(2,661)	16.10	-	-

Nonvested at March 31, 2011	6,559	$14.36	6,845	$16.46

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
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
On December 19, 2008, the United States Department of the Treasury (“Treasury”), acting under the authority granted to it by the Troubled Asset Relief Program’s Capital Purchase Program purchased $15,540,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued by the Company. The preferred stock has a perpetual life, has liquidation priority over the Company’s common shareholders, and is cumulative. The dividend rate is 5% for the first five years, rising to 9% thereafter. The Series A Preferred Stock may not be redeemed unless the Company has paid all dividends accumulated. As condition to the issuance of the Series A Preferred Stock the Company agreed to accept restrictions on the repurchase of its common stock, the payment of dividends and certain compensation practices.

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

Under the terms of the Treasury purchase of preferred stock, the Company cannot repurchase common stock without Treasury’s consent until December 19, 2018 or until the preferred stock issued to the Treasury is redeemed.  On November 12, 2010, after approval from the Treasury, the Company approved a repurchase program under which the Company may repurchase shares of common stock equaling up to 1% of the Company’s stockholders’ equity. The Company intends to repurchase shares from time to time, depending on market conditions.

The Company believes that it is in compliance with all terms of the Preferred Stock Purchase Agreement.

10.	SECURITIES

	March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs	$26,293,860	$624,762	$-	$26,918,622
Corporate equity securities	37,310	202	-	37,512
Bond mutual funds	3,727,702	108,538	-	3,836,240
Total securities available for sale	$30,058,872	$733,502	$-	$30,792,374

Securities held to maturity (HTM)
Asset-backed securities issued by:
GSEs	$101,558,790	$1,444,706	$598,036	$102,405,460
Other	11,245,727	109,800	1,325,414	10,030,113
Total debt securities held to maturity	112,804,517	1,554,506	1,923,450	112,435,573

U.S. Government obligations	851,577	-	-	851,577
Agency Bonds	-	-	-	-
Other investments	-	-	-	-
Total securities held to maturity	$113,656,094	$1,554,506	$1,923,450	$113,287,148

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs	$30,327,808	$761,138	$-	$31,088,946
Corporate equity securities	37,310	80	-	37,390
Bond mutual funds	3,697,208	122,681	-	3,819,889
Total securities available for sale	$34,062,326	$883,899	$-	$34,946,225

Securities held to maturity (HTM)
Asset-backed securities issued by:
GSEs	$113,772,011	$1,761,809	$782,270	$114,751,550
Other	12,463,500	132,928	1,709,386	10,887,042
Total debt securities held to maturity	126,235,511	1,894,737	2,491,656	125,638,592

U.S. Government obligations	752,805	-	-	752,805
Other investments	-	-	-	-
Total securities held to maturity	$126,988,316	$1,894,737	$2,491,656	$126,391,397

At March 31, 2011, certain other securities with a carrying value of $10.5 million were pledged to secure certain deposits. At March 31, 2011, securities with a carrying value of $21.2 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At March 31, 2010, the AFS and HTM asset-backed securities investment portfolio was $139,723,139, or 97%, of the Company’s total AFS and HTM portfolios. Ninety-four percent of the asset-backed securities portfolio was rated AAA by Standard & Poor’s. AFS asset-backed securities issued by GSEs have an average life of 3.74 years and average duration of 3.53 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs have an average life of 3.58 years and average duration of 3.32 years and are guaranteed by their issuer as to credit risk.

At March 31, 2011, the AFS investment portfolio has a fair value of $30,792,374 with no unrealized losses from their amortized cost.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2011, are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$45,728,435	$452,358	$8,132,117	$145,678	$53,860,552	$598,036

Asset-backed securities issued by others	-	-	7,851,453	1,325,414	7,851,453	1,325,414
	$45,728,435	$452,358	$15,983,570	$1,471,092	$61,712,005	$1,923,450

The HTM investment portfolio has an estimated fair value of $113,287,148, of which $61,712,005, or 54% of the securities, had some unrealized losses from their amortized cost. Of these securities, $53,860,552, or 87%, were mortgage-backed securities issued by GSEs and the remaining $7,851,453, or 13%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $598,036, or 0.59%, of the amortized cost of $101,558,790. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 4.07 years and an average duration of 3.71 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,325,414, or 11.79%, of the amortized cost of $11,245,727. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.34 years and an average duration of 2.50 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

Management has the ability and intent to hold the securities with unrealized losses classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary, except for a single CMO issue, for which an other-than-temporary charge of $148,000 was recorded in 2009. At March 31, 2011, the single CMO issue had a par value of $1,058,000, a market fair value of $728,000 and a carrying value of $653,000.

There were no sales of AFS or HTM securities during the quarters ended March 31, 2011 and March 31, 2010. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

The table below presents the Standard & Poor’s credit rating of AFS and HTM asset-backed securities issued by GSEs and others at March 31, 2011 carrying value:

Credit Rating	Amount
AAA	$131,572,646
AA+	356,432
AA-	777,355
A-	-
BBB+	103,245
BBB-	1,882,416
BB+	1,257,437
B+	652,599
CCC+	3,121,009
Total	$139,723,139

11.	FORECLOSED REAL ESTATE
Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows.

	Quarter Ended	Year Ended
	March 31,	December 31,
	2011	2010
Balance at beginning of period	$10,469,302	$922,934
Additions of underlying property	1,348,107	11,768,778
Disposals of underlying property	(462,146)	(1,934,476)
Valuation allowance	(315,883)	(287,934)
Balance at end of period	$11,039,380	$10,469,302

Expenses applicable to foreclosed real estate include the following.

	Quarters Ended March 31,
	2011	2010
Valuation allowance	$315,883	$-
Operating expenses	143,868	1,786
	$459,751	$1,786

12.	LOANS

Loans consist of the following:

	March 31, 2011	December 31, 2010

Commercial real estate	$343,071,081	$336,299,836
Residential first mortgages	144,139,698	136,048,577
Construction and land development	36,204,608	42,504,200
Home equity and second mortgage	23,863,632	24,379,664
Commercial loans	89,365,928	104,566,261
Consumer loans	1,185,542	1,273,080
Commercial equipment	17,841,327	17,983,648
	655,671,816	663,055,266
Less:
Deferred loan fees	1,011,841	936,183
Allowance for loan loss	7,281,777	7,669,147
	8,293,618	8,605,330

	$647,378,198	$654,449,936

At March 31, 2011, the Bank’s allowance for loan losses totaled $7,281,777, or 1.11%, of loan balances as compared to $7,669,147, or 1.16%, of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, volume, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The following table details activity in the allowance for loan losses and loan receivable balances for the quarter ended March 31, 2011 and the year ended December 31, 2010. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

			Construction
At March 31, 2011	Commercial	Residential	and Land	Home Equity	Commercial	Consumer	Commercial
	Real Estate	First Mortgage	Development	and Second Mtg.	Loans	Loans	Equipment	Total
Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(515,049)	(49,005)	(213,020)	-	(1,568,150)	(1,000)	(48,005)	(2,394,229)
Recoveries	-	-	-	-	-	1,029	-	1,029
Provisions	576,468	190,867	(83,322)	(2,064)	1,328,925	(3,785)	(1,259)	2,005,830
Balance at March 31,	$3,375,402	$345,935	$970,283	$95,455	$2,312,814	$28,453	$153,435	$7,281,777

Ending balance: individually
evaluated for impairment	$514,829	$-	$-	$-	$1,375,209	$-	$-	$1,890,038

Ending balance: collectively
evaluated for impairment	$2,860,573	$345,935	$970,283	$95,455	$937,605	$28,453	$153,435	$5,391,739
Loan receivables:
Ending balance	$343,071,081	$144,139,698	$36,204,608	$23,863,632	$89,365,928	$1,185,542	$17,841,327	$655,671,816

Ending balance: individually
evaluated for impairment	$23,683,685	$4,773,045	$5,952,586	$359,050	$18,242,080	$154,821	$345,673	$53,510,940

Ending balance: collectively
evaluated for impairment	$319,387,396	$139,366,653	$30,252,022	$23,504,582	$71,123,848	$1,030,721	$17,495,654	$602,160,876

			Construction
At December 31, 2010	Commercial	Residential	and Land	Home Equity	Commercial	Consumer	Commercial
	Real Estate	First Mortgage	Development	and Second Mtg.	Loans	Loans	Equipment	Total
Allowance for loan losses:
Balance at January 1,	$2,661,371	$127,848	$1,696,396	$130,692	$2,109,513	$63,989	$681,505	$7,471,314
Charge-offs	(525,992)	(62,999)	(2,248,967)	(70,999)	(568,992)	(10,000)	(255,996)	(3,743,945)
Recoveries	-	-	1,041	-	-	7,290	-	8,331
Provisions	1,178,604	139,224	1,818,155	37,826	1,011,518	(29,070)	(222,810)	3,933,447
Balance at December 31,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147

Ending balance: individually
evaluated for impairment	$500,000	$-	$-	$-	$1,449,179	$-	$48,456	$1,997,635

Ending balance: collectively
evaluated for impairment	$2,813,983	$204,073	$1,266,625	$97,519	$1,102,860	$32,209	$154,243	$5,671,512
Loan receivables:
Ending balance	$336,299,836	$136,048,577	$42,504,200	$24,379,664	$104,566,261	$1,273,080	$17,983,648	$663,055,266

Ending balance: individually
evaluated for impairment	$20,800,730	$3,664,442	$12,221,463	$319,112	$19,991,537	$701	$319,770	$57,317,755

Ending balance: collectively
evaluated for impairment	$315,499,106	$132,384,135	$30,282,737	$24,060,552	$84,574,724	$1,272,379	$17,663,878	$605,737,511

Non-accrual and Past Due Loans
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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Number		Number
	Dollars	of Loans	Dollars	of Loans

Commercial real estate	$7,463,777	12	$8,244,683	12
Residential first mortgages	1,356,473	6	1,746,786	6
Construction and land development	-	-	983,867	1
Home equity and second mortgage	198,454	4	232,644	5
Commercial loans	1,891,063	6	2,261,642	6
Consumer loans	-	-	701	1
Commercial equipment	176,593	3	48,456	1
	$11,086,360	31	$13,518,779	32

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $3,791,958 and $8,715,318 at March 31, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at March 31, 2011 and December 31, 2010 was $271,515 and $598,603, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $7,294,402 and $4,803,461 at March 31, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at March 31, 2011 and December 31, 2010 was $664,330 and $276,567, respectively.

An analysis of past due loans as of March 31, 2011 and December 31, 2010 were as follows:

				Greater		Total	Loans > 90
		31-60	61-90	than 90	Total	Loan	Days and
	Current	Days	Days	Days	Past Due	Receivables	Accruing
March 31, 2011

Commercial real estate	$334,429,870	$961,710	$215,724	$7,463,777	$8,641,211	$343,071,081	$-
Residential first mortgages	142,435,899	347,326	-	1,356,473	1,703,799	144,139,698	-
Construction and land dev.	36,204,608	-	-	-	-	36,204,608	-
Home equity and second mtg.	23,459,475	108,836	96,867	198,454	404,157	23,863,632	-
Commercial loans	83,859,005	3,325,679	290,181	1,891,063	5,506,923	89,365,928	-
Consumer loans	1,182,012	3,530	-	-	3,530	1,185,542	-
Commercial equipment	17,494,225	133,621	36,888	176,593	347,102	17,841,327	-
Total	$639,065,094	$4,880,702	$639,660	$11,086,360	$16,606,722	$655,671,816	$-

December 31, 2010

Commercial real estate	$327,358,352	$696,801	$-	$8,244,683	$8,941,484	$336,299,836	$-
Residential first mortgages	134,142,088	159,703	-	1,746,786	1,906,489	136,048,577	-
Construction and land dev.	41,520,333	-	-	983,867	983,867	42,504,200	-
Home equity and second mtg.	23,947,389	199,631	-	232,644	432,275	24,379,664	-
Commercial loans	102,221,510	83,109	-	2,261,642	2,344,751	104,566,261	-
Consumer loans	1,268,738	3,141	500	701	4,342	1,273,080	-
Commercial equipment	17,935,192	-	-	48,456	48,456	17,983,648	-
Total	$648,393,602	$1,142,385	$500	$13,518,779	$14,661,664	$663,055,266	$-

Credit Quality Indicators
A risk grading matrix is used to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received, and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $350,000 or greater are subject to being risk rated.  Relationships that are comprised of only a few loans which are fully amortizing, secured by real estate and have not had a history of delinquency are exempt from the annual review. Loans are graded on a scale of 1 to 10.

Ratings 1 thru 6 - Pass
Ratings 1 thru 6 have asset risks ranging from excellent low risk to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.

Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention
These credits, while protected by the financial strength of the borrowers, guarantors or collateral, have reduced quality due to economic conditions, less than adequate earnings performance or other factors which require the Lending Officer to direct more than normal attention to the credit.  Financing alternatives may be limited and/or command higher risk interest rates. OAEM classified loans are the first adversely classified assets on our Watch List.  These relationships will be reviewed at least quarterly.

Rating 8 - Substandard
Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged.  These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.  The loans may have a delinquent history or combination of weak collateral, weak guarantor strength or operating losses.  These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies.  These relationships will be reviewed at least quarterly.

Rating 9 - Doubtful
Doubtful assets have many of the same characteristics of Substandard with the exception that the Bank has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur.  When a loan is assigned to this category the Bank will identify the probable loss and it will receive a specific reserve in the loan loss allowance analysis.  These relationships will be reviewed at least quarterly.

Rating 10 - Loss
Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss”.  There may be some future potential recovery; however it is more practical to write off the loan at the time of classification.  Losses will be taken in the period in which they are determined to be uncollectable.

Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an OAEM or higher risk rating due to a delinquent payment history.

Management regularly reviews credit quality indicators in assessing the overall quality of the Bank’s loan portfolio including the composition of the loan portfolio, net charge-offs, nonperforming loans, performance of troubled debt restructured loans and general economic conditions in the Southern Maryland market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans.

Credit quality indicators as of March 31, 2011 and December 31, 2010 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Unrated	$1,021,249	$1,074,330	$133,501	$-
Pass	321,572,184	317,579,637	30,118,521	30,274,737
Special mention	4,740,410	3,628,052	1,593,550	1,585,035
Substandard	15,737,238	14,017,818	4,359,036	10,644,428
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$343,071,081	$336,299,836	$36,204,608	$42,504,200

	Commercial Loans		Commercial Equipment
	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Unrated	$17,984	$50,035	$148,023	$169,492
Pass	71,217,162	84,946,678	17,656,416	17,765,700
Special mention	2,793,465	2,814,668	36,888	-
Substandard	14,728,541	12,852,635	-	-
Doubtful	500,000	3,793,470	-	48,456
Loss	108,775	108,775	-	-
Total	$89,365,928	$104,566,261	$17,841,327	$17,983,648

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Performing	$142,783,225	$134,301,791	$23,665,178	$24,147,019	$1,185,542	$1,272,379
Nonperforming	1,356,473	1,746,786	198,454	232,645	-	701
Total	$144,139,698	$136,048,577	$23,863,632	$24,379,664	$1,185,542	$1,273,080

Impaired Loans and Troubled Debt Restructures (TDRs)
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a troubled debt restructuring agreement or are risk rated as OAEM or above or are part of a commercial relationship that requires grading.

Interest payments made on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured. Interest recognized on impaired loans is on a cash basis. Impaired loans at March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$12,416,242	$5,475,444	$6,533,149	$12,008,593	$514,829	$12,102,416	$115,762
Commercial loans	10,124,696	3,375,014	5,574,201	8,949,215	1,375,209	9,851,544	129,855
Commercial equipment	271,083	271,083	-	271,083	-	271,132	4,413
Total	$22,812,021	$9,121,541	$12,107,350	$21,228,891	$1,890,038	$22,225,092	$250,030

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$11,254,896	$5,624,780	$5,222,466	$10,847,246	$500,000	$8,710,501	$329,446
Residential first mortgages	928,847	928,847	-	928,847	-	924,163	52,516
Commercial loans	9,292,145	3,195,567	6,096,578	9,292,145	1,449,179	9,308,552	464,956
Commercial equipment	319,769	271,313	48,456	319,769	48,456	300,533	13,836
Total	$21,795,657	$10,020,507	$11,367,500	$21,388,007	$1,997,635	$19,243,749	$860,754

At March 31, 2011 and December 31, 2010, impaired loans totaled $21,228,891 and $21,388,007, respectively. Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at March 31, 2011 and December 31, 2010 were $1,890,038 and $1,997,635, respectively.

The Company considers all troubled debt restructured loans (TDRs) to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction of either interest or principal because of deterioration in the financial condition of the borrower.  A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the loan returns to performing status and yields a market interest rate equal to the current interest rate for new debt with similar risk. TDRs are evaluated by management on a regular basis utilizing the Company’s risk grading matrix. TDRs are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology.  The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

TDRs as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$6,693,336	6	$6,847,618	6
Residential first mortgages	-	-	928,847	2
Commercial loans	3,375,014	5	8,834,025	7
Commercial equipment	271,083	4	271,313	4
	$10,339,433	15	$16,881,803	19

At March 31, 2011, $9,941,867 or 96.2% of TDRs were performing according to the terms of their restructured agreements compared to $16,584,546 or 98.2% at December 31, 2010.

13.	NEW ACCOUNTING PRONOUNCEMENTS
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted the applicable required additional disclosures effective December 31, 2010, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required. Given the recent date of this pronouncement, the Company is continuing to evaluate the impact of adoption of this ASU.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$17,512,579	$17,512,579	$9,823,436	$9,823,436
Investment securities and stock in FHLB and FRB	150,802,468	150,433,522	168,250,141	167,654,621
Loans receivable, net	647,378,198	640,127,000	654,449,936	662,813,000
Foreclosed real estate	11,039,380	11,039,380	10,469,302	10,469,302

Liabilities
Savings, NOW, and money market accounts	297,260,064	297,260,064	286,383,452	286,383,452
Time certificates	424,747,680	430,451,000	438,198,874	444,601,000
Long-term debt and other borrowed funds	61,065,449	58,889,000	71,440,466	69,517,422
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At March 31, 2011, the Company had outstanding loan commitments and standby letters of credit of $25.9 million and $25.4 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly interest rates, loan demand, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in the size, composition and quality of the Company’s loan and investment portfolios, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).  Because of these uncertainties, there can be no assurance that the actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank serves Southern Maryland through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds, along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes residential first and second mortgage loans, home equity lines of credit, commercial mortgage and equipment loans, commercial loans, including secured and unsecured loans, construction and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has sought to increase its commercial and commercial real estate lending as well as the level of transactional deposits.  Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending has and will continue to increase its exposure to credit losses.  The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates and economic conditions in the Southern Maryland area as well as individual borrowers’ circumstances.  Management believes that its allowance for loan losses is adequate.  For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2010.

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

SELECTED FINANCIAL DATA
	Quarter ended
	March 31,
	2011	2010

Condensed Income Statement
Interest and dividend income	$9,831,790	$9,963,537
Interest expense	3,222,317	3,478,901
Net interest income	6,609,473	6,484,636
Provision for loan loss	2,005,830	858,374
Noninterest income	770,327	761,225
Noninterest expense	5,111,224	4,238,409
Income before income taxes	262,746	2,149,078
Income taxes	21,248	784,654
Net income	241,498	1,364,424
Net income available to common shareholders	29,765	1,152,691

Per Common Share
Basic earnings	$0.01	$0.39
Diluted earnings	$0.01	$0.38
Cash dividends declared	$0.40	$0.40

RESULTS OF OPERATIONS – QUARTER ENDED MARCH 31, 2011

Net income for the quarter ended March 31, 2011 totaled $241,498 ($0.01 basic and diluted earnings per common share), compared to $1,364,424 ($0.39 basic and $0.38 diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the quarter ended March 31, 2011 totaled $29,765 compared to $1,152,691 for the same period in the prior year.  The decrease of $1,122,926, or 82.30%, for net income or 97.42% for net income available to common shareholders, was primarily due to an increase in the provision for loan losses, an increase in the foreclosed real estate valuation allowance and an increase in salary and employee benefits.

	Quarter ended
	March 31,
	2011	2010	$ Change	% Change
Interest and dividend income	$9,831,790	$9,963,537	$(131,747)	(1.32)%
Interest expense	3,222,317	3,478,901	(256,584)	(7.38)%
Net interest income	6,609,473	6,484,636	124,837	1.93%
Provision for loan losses	2,005,830	858,374	1,147,456	133.68%

Net interest income increased $124,837 as decreases in interest expense outpaced the decrease in interest and dividend income. The decrease in interest and dividend income was attributable to decreases in the average yield on interest-earning assets from 5.22% for the quarter ended March 31, 2010 to 4.85% for the quarter ended March 31, 2011, partially offset by increases of $46.8 million to the average balance of interest-earning assets. The decrease in interest expense was primarily driven by a decrease in the average cost of funds on interest-bearing liabilities from 2.06% for the quarter ended March 31, 2010 to 1.77% for the quarter ended March 31, 2011 primarily due to a decrease in interest rates paid on certificates of deposits, which decreased from 2.45% for the quarter ended March 31, 2010 to 1.98% for the quarter ended March 31, 2011. Interest expense also decreased due to lower interest rates paid on borrowings and a reduction in net borrowings offset by higher average balances of deposits.

The increase in the provision for loan losses was principally attributable to changes in the circumstances of specific impaired loans. Loss factors utilized to calculate the allowance for loan losses were adjusted to reflect economic conditions for specific impaired loans, increases in charge-offs and decreases in nonperforming loans.  First quarter 2011 net charge-offs were $2,394,229 compared to $1,087,259 for the first quarter of 2010. The Company’s allowance for loan losses decreased from 1.16% of loan balances at December 31, 2010 to 1.11% of loan balances at March 31, 2011.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Quarter ended March 31,
	2011	2010	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$158,098	$170,412	$(12,314)	(7.23)%
Income from bank owned life insurance	159,695	104,746	54,949	52.46%
Service charges	426,959	404,044	22,915	5.67%
Gain on loans held for sale	25,575	82,023	(56,448)	(68.82)%
Total noninterest income	$770,327	$761,225	$9,102	1.20%

Noninterest income remained flat as increases in bank owned life insurance and service charge income were offset by a decrease in loan sales compared with the comparable period in 2010.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Quarter ended March 31,
	2011	2010	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,751,474	$2,362,534	$388,940	16.46%
Occupancy	417,391	427,644	(10,253)	(2.40)%
Advertising	118,696	76,749	41,947	54.65%
Data processing	282,753	246,140	36,613	14.87%
Professional fees	217,088	158,839	58,249	36.67%
Depreciation of furniture, fixtures, and equipment	99,529	127,598	(28,069)	(22.00)%
Telephone communications	42,024	40,119	1,905	4.75%
Office supplies	38,791	45,746	(6,955)	(15.20)%
FDIC Insurance	326,319	352,106	(25,787)	(7.32)%
Valuation allowance on foreclosed real estate	315,883	-	315,883	n/a
Other	501,276	400,934	100,342	25.03%
Total noninterest expenses	$5,111,224	$4,238,409	$872,815	20.59%

The Company’s noninterest expense increased from the comparable period in the prior year due to increased costs associated with the asset growth of the Bank, the rising cost of regulatory compliance and costs associated with foreclosed real estate. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth. Advertising expense increased as a result of the timing of campaigns compared to the prior year. The increased cost of compliance has impacted salaries and benefits, data processing and professional fees. A charge of $315,883 was taken in the quarter ended March 31, 2011 to the valuation allowance on foreclosed real estate to adjust the properties held to management’s estimate of net realizable value based on a review of current market appraisals and pending sales offers. Other expenses increased primarily due to $143,868 of expenses incurred to maintain and carry foreclosed real estate.

The Company recorded income tax expense of $21,248 or 8.1%, of pretax earnings of $262,746 for the quarter ended March 31, 2011 compared with $784,654 or 36.5%, of pretax earnings of $2,149,078 for the quarter ended March 31, 2010. The lower effective tax rate for the quarter ended March 31, 2011 was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

FINANCIAL CONDITION
	March 31, 2011	December 31, 2010	$ Change	% Change
Assets
Cash and due from banks	$14,526,264	$8,695,590	$5,830,674	67.05%
Federal Funds sold	2,145,000	615,000	1,530,000	248.78%
Interest-bearing deposits with banks	841,315	512,846	328,469	64.05%
Securities available for sale (AFS), at fair value	30,792,374	34,946,225	(4,153,851)	(11.89)%
Securities held to maturity (HTM), at amortized cost	113,656,094	126,988,316	(13,332,222)	(10.50)%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	6,354,000	6,315,600	38,400	0.61%
Loans receivable - net of allowance for loan losses of $7,281,777 and $7,669,147, respectively	647,378,198	654,449,936	(7,071,738)	(1.08)%
Premises and equipment, net	12,147,339	12,132,141	15,198	0.13%
Foreclosed real estate	11,039,380	10,469,302	570,078	5.45%
Accrued interest receivable	2,990,963	2,784,396	206,567	7.42%
Investment in bank owned life insurance	17,607,387	17,447,692	159,695	0.92%
Other assets	12,404,561	10,579,058	1,825,503	17.26%

Total Assets	$871,882,875	$885,936,102	$(14,053,227)	(1.59)%

Nonperforming loans (NPLs)	$11,086,360	$13,518,779	$(2,432,419)	(17.99)%
Nonperforming assets (NPLs + OREO)	22,125,740	23,988,081	(1,862,341)	(7.76)%
Troubled debt restructures (TDRs) 1	10,339,433	16,881,803	(6,542,370)	(38.75)%
Allowance for loan losses to total loans	1.11%	1.16%
Nonperforming loans to total loans	1.69%	2.04%
Allowance for loan losses to nonperforming loans	65.69%	56.73%
Nonperforming assets (NPLs + OREO) to total assets	2.54%	2.71%
Nonperforming assets + TDRs to total assets 1	3.68%	4.58%

1 TDRs included $397,566 of loans also classified as NPLs.  Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

Details of the Bank’s loan portfolio are presented below:

	March 31, 2011%		December 31, 2010%

Commercial real estate	$343,071,081	52.32%	$336,299,836	50.72%
Residential first mortgages	144,139,698	21.98%	136,048,577	20.52%
Construction and land development	36,204,608	5.52%	42,504,200	6.41%
Home equity and second mortgage	23,863,632	3.64%	24,379,664	3.68%
Commercial loans	89,365,928	13.63%	104,566,261	15.77%
Consumer loans	1,185,542	0.18%	1,273,080	0.19%
Commercial equipment	17,841,327	2.72%	17,983,648	2.71%
	655,671,816	100.00%	663,055,266	100.00%
Less:
Deferred loan fees	1,011,841	0.15%	936,183	0.14%
Allowance for loan loss	7,281,777	1.11%	7,669,147	1.16%
	8,293,618		8,605,330

	$647,378,198		$654,449,936

Assets decreased primarily due to seasonal reductions of customer commercial lines of credit and decreases in securities as principal repayments from maturing securities were used to retire long-term debt. The Company increased its most liquid assets with increases to cash and due from banks, federal funds sold and interest-bearing deposits with banks. The securities AFS and HTM portfolios decreased due to the maturing of asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs.

The loan portfolio decreased as a result of decreases in construction and land development, home equity and second mortgages, commercial loans, consumer loans and commercial equipment loans. These decreases were partially offset by increases in commercial real estate loans and residential first mortgage loans. Nonperforming loans as a percentage of total loans declined to 1.69% at March 31, 2011 compared to 2.04% at December 31, 2010. The Company had 31 nonperforming loans at March 31, 2011 of which $6,087,989, or 55% of nonperforming loan balances, were concentrated with one customer.

Foreclosed real estate grew as the Bank foreclosed on two properties totaling $1,348,107 partially offset by disposals of $462,146 and a valuation allowance of $315,883. At March 31, 2011, the Bank has 11 properties in foreclosed real estate with three properties representing 86% of the $11,039,380 balance.   Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties.

The current year decrease in nonperforming assets was due to a reduction in nonperforming loans of $2,432,419 partially offset by an increase in foreclosed real estate of $570,078. At March 31, 2011, $9,941,867, or 96.15% of troubled debt restructured balances are performing. Nonperforming assets and troubled debt restructures to total assets decreased from 4.58% at December 31, 2010 to 3.68% at March 31, 2011. Additionally, the Company’s 30 day or greater delinquency to total loans was 2.53% at March 31, 2011.

Other assets increased due to increases in prepaid expenses.

The allowance for loan losses decreased $387,370 to $7,281,777 or 1.11% of loan balances at March 31, 2011 from $7,669,147 or 1.16% of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Details of the Bank’s nonperforming loans are presented below:

	March 31, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$7,463,777	12	$8,244,683	12
Residential first mortgages	1,356,473	6	1,746,786	6
Construction and land development	-	-	983,867	1
Home equity and second mortgage	198,454	4	232,644	5
Commercial loans	1,891,063	6	2,261,642	6
Consumer loans	-	-	701	1
Commercial equipment	176,593	3	48,456	1
	$11,086,360	31	$13,518,779	32

As of March 31, 2011, the largest dollar concentrations of nonperforming loans are $7,463,777 of commercial real estate loans, which have been impacted by economic conditions in our local market mainly due to higher than expected vacancies in commercial office space. Nonperforming residential first mortgages are the results of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The Company has eliminated nonperforming construction and land development loans from $9,504,414 at December 31, 2009 and $983,867 at December 31, 2010 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558 or 10.0% at December 31, 2009 to $36,204,608 or 5.52% at March 31, 2011. Over 74% of commercial nonperforming loans of $1,891,063 are related to the single customer that represents 55% of total nonperforming balances.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 12 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2010.

	March 31, 2011	December 31, 2010	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$64,000,231	$75,642,197	$(11,641,966)	(15.39)%
Interest-bearing deposits	658,007,513	648,940,129	9,067,384	1.40%
Total deposits	722,007,744	724,582,326	(2,574,582)	(0.36)%
Short-term borrowings	453,090	816,422	(363,332)	(44.50)%
Long-term debt	60,612,359	70,624,044	(10,011,685)	(14.18)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	5,656,449	6,808,383	(1,151,934)	(16.92)%

Total Liabilities	$800,729,642	$814,831,175	$(14,101,533)	(1.73)%

Deposits decreased due to seasonal reductions in noninterest checking accounts of $11,641,966, decreases in time deposits of $13,451,194 partially offset by increases to lower interest transaction accounts of $22,518,578. The Bank’s transaction accounts increased from $286,383,452, or 39.52% of deposits, at December 31, 2010 to $297,260,064, or 41.17% of deposits, at March 31, 2011. Non-brokered deposits represent $703,076,722 or 97.38% of total deposits at March 31, 2011. Long-term debt and short-term borrowings decreased as liquidity available from retail deposits and maturing securities were utilized to pay debt.

	March 31, 2011	December 31, 2010	$ Change	% Change

Stockholders' Equity
Perpetual Preferred Stock, Series A	$15,540,000	$15,540,000	$-	0.00%
Perpetual Preferred Stock, Series B	777,000	777,000	-	0.00%
Common stock - par value	30,211	30,026	185	0.62%
Additional paid in capital	17,252,791	16,962,460	290,331	1.71%
Retained earnings	37,780,539	37,892,557	(112,018)	(0.30)%
Accumulated other comprehensive gain	313,738	411,188	(97,450)	(23.70)%
Unearned ESOP shares	(541,046)	(508,304)	(32,742)	6.44%

Total Stockholders' Equity	$71,153,233	$71,104,927	$48,306	0.07%

The $48,306 increase in stockholders’ equity was due to net income of $241,498 and net stock related activities of $115,991 offset by the payment of preferred stock dividends of $211,733 and an adjustment to other comprehensive income of $97,450 for decreases in the valuation allowance of the available for sale securities portfolio. Common stockholders' equity of $54,836,233 resulted in a book value of $18.15 per common share at March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on preferred and common stock, and the payment of interest on subordinated debentures.

The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 40% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities.  In addition, the Bank has established lines of credit with the Federal Reserve Bank and commercial banks.

For additional information regarding these arrangements, including collateral, refer to Note 10 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2010.

The Bank’s most liquid assets are cash, federal funds sold and interest-bearing deposits with banks. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash, federal funds sold, and interest-bearing deposits with banks as of March 31, 2011 totaled $17,512,579, an increase of $7,689,143, or 78.27%, from the December 31, 2010 total of $9,823,436.  The increase in cash was primarily due to proceeds received from maturing investment securities and the excess of principal payments collected over loan originations partially offset by the pay down of debt and a decrease in customer deposit balances. Proceeds from maturing investment securities were utilized to pay down $10,375,017 in long-term debt and short-term borrowings and increase overall cash balances.

During the first three months of 2011, all financing activities used $13,045,341 in cash compared to $3,578,525 in cash provided for the same period in 2010. The decrease of cash flows from financing activities of $16,623,866 was primarily due to decrease in customer deposits for the quarter ended March 31, 2011 of $2,574,582 compared to an increase in deposits of $21,612,021 for the quarter ended March 31, 2010. The decrease was partially offset by a reduction in the amount of short-term borrowings and long-term debt paid from $17,840,660 for the quarter ended March 31, 2010 to $10,375,017 for the quarter ended March 31, 2011.

Operating activities used cash of $404,722 in the first three months of 2011 compared to $601,799 provided in the same period of 2010, a decrease in cash of $1,006,521. The decrease in cash was primarily due to decreases in net income of $1,122,926, a reduction in proceeds received from loan sales of $1,654,163 and the use of additional cash for the increase in other assets of $1,200,330. The decrease in cash was partially offset by increases in cash due to an increase in the provision for loan losses of $1,147,456 and a decrease in loans originated for resale of $1,667,900.

Investing activities provided cash of $21,139,206 in the first three months of 2011 compared to $5,492,147 of cash provided in the same period of 2011.  The increase to cash of $15,647,059 was primarily due to an increase in net proceeds received from investment securities transactions from $3,862,200 for the quarter ended March 31, 2010 to $17,254,880 for the quarter ended March 31, 2011.  In addition, the excess of principal payments collected over loan originations increased from $1,778,217 for the quarter ended March 31, 2010 to $4,114,481 for the quarter ended March 31, 2011.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2011 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
	(in thousands)
At March 31, 2011
Total Capital (to risk weighted assets)
The Company	$90,170	13.13%	$54,935	8.00%
The Bank	$86,103	12.63%	$54,550	8.00%	$68,188	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$82,839	12.06%	$27,468	4.00%
The Bank	$78,772	11.55%	$27,275	4.00%	$40,913	6.00%

Tier 1 Capital (to average assets)
The Company	$82,839	9.50%	$34,882	4.00%
The Bank	$78,772	9.06%	$34,786	4.00%	$43,483	5.00%

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of other than temporary impairment of securities, the allowance for loan losses, the valuation of foreclosed real estate and the valuation of deferred tax assets to be critical accounting policies.

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.

Other Than Temporary Impairment of Securities
The Company evaluates securities to determine whether a decline in their value is other than temporary. The term “other than temporary” means the prospects for a near term recovery of value are not favorable or there is limited market information supporting the fair value of the securities at an amount greater or equal to the carrying value of the investment. Management reviews the underlying reasons for the decline and criteria such as the credit quality of the issuer and the size and duration of the decline and the Company’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. When a decline in value is deemed to be other than temporary, the value of the security is reduced and the credit portion of the impairment is charged to earnings and the non-credit portion is recorded as an adjustment to comprehensive income.

If management concludes an unrealized loss is temporary and our intention is to hold the investments until recovery of the amortized cost basis, which may be maturity, no charge to earnings is recorded.

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that exist in the loan portfolio. The allowance is based on two principles of accounting: (1) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (2) FASB ASC 310 “Receivables”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows and values observable in the secondary markets.

The allowance for loan loss balance is an estimate based upon management’s evaluation of the loan portfolio.   The allowance is comprised of a specific and a general component.  The specific component consists of management’s evaluation of certain classified and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis.  Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

Management utilizes a risk grading matrix to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $350,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history. Management annually engages a third party consulting firm to perform independent loan reviews of its commercial loan portfolio, and the results are reported to the Company’s Audit Committee.

In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans.  Management also examines the Bank’s historical loss experience (charge-offs and recoveries) within each loan category.  The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category.  These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories that are increasing or decreasing in size.  Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors will have a direct impact on the amount of the provision and a corresponding effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2010.

Foreclosed Real Estate
The Company maintains a valuation allowance on its foreclosed real estate.  As with the allowance for loan losses, the valuation allowance on foreclosed real estate is based on FASB ASC 450 “Contingencies”, as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value.  Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition.  These cash flows are reduced for the costs of selling or otherwise disposing of the asset.

In estimating the cash flows from the sale of foreclosed real estate, management must make significant assumptions regarding the timing and amount of cash flows. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions.  Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are highly subjective and subject to change.  Errors regarding any aspect of the costs or proceeds of developing, selling or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

For additional information regarding foreclosed real estate, refer to Notes 1 and 7 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2010.

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

The Company periodically evaluates the ability of the Company to realize the value of its deferred tax assets.  If the Company were to determine that it was not more likely than not that the Company would realize the full amount of the deferred tax assets, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in net interest margin, a loss of market share, decreased demand for financial services and national and regional economic conditions.

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company operates within federal and state taxing jurisdictions and is subject to audit in these jurisdictions.

For additional information regarding the deferred tax assets, refer to Note 11 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2010.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A- Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2011.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1 - 31, 2011	-	-	-	138,646
February 1 - 28, 2011	7,666	17.93	7,666	130,980
March 1 - 31, 2011	263	16.90	263	130,717
Total	7,929	17.89	7,929	130,717

(1) On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  As part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.  On November 12, 2010, after approval from the Treasury, the Company approved a repurchase program under which the Company may repurchase shares of common stock equaling up to 1% of the Company’s stockholders’ equity under the previously authorized plan described below. The Company intends to repurchase shares from time to time, depending on market conditions.

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

TRI-COUNTY FINANCIAL CORPORATION

Date: May 11, 2011	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer

Date: May 11, 2011	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer