Form 10-Q
period 2011-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2011-08-05
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to  ________

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
Yes  ☒         No ☐

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

As of July 26, 2011, the registrant had 3,016,305 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$12,398,545	$8,695,590
Federal funds sold	820,000	615,000
Interest-bearing deposits with banks	768,044	512,846
Securities available for sale (AFS), at fair value	29,324,105	34,946,225
Securities held to maturity (HTM), at amortized cost	106,780,655	126,988,316
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,957,800	6,315,600
Loans receivable - net of allowance for loan losses of $7,099,659 and $7,669,147	692,247,025	654,449,936
Premises and equipment, net	13,493,936	12,132,141
Foreclosed real estate	10,546,881	10,469,302
Accrued interest receivable	3,012,870	2,784,396
Investment in bank owned life insurance	17,771,896	17,447,692
Other assets	12,653,040	10,579,058
Total Assets	$905,774,797	$885,936,102

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$84,199,169	$75,642,197
Interest-bearing deposits	669,732,661	648,940,129
Total deposits	753,931,830	724,582,326
Short-term borrowings	1,860,549	816,422
Long-term debt	60,600,557	70,624,044
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	6,437,512	6,808,383
Total Liabilities	834,830,448	814,831,175

Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	15,540,000	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,023,534 and 3,002,616 shares, respectively	30,235	30,026
Additional paid in capital	17,296,309	16,962,460
Retained earnings	37,496,035	37,892,557
Accumulated other comprehensive gain	443,745	411,188
Unearned ESOP shares	(638,975)	(508,304)
Total Stockholders’ Equity	70,944,349	71,104,927

Total Liabilities and Stockholders' Equity	$905,774,797	$885,936,102

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$9,012,635	$8,728,673	$17,873,206	$17,487,459
Taxable interest and dividends on investment securities	889,515	1,160,439	1,859,352	2,363,013
Interest on deposits with banks	2,282	3,970	3,664	6,147
Total Interest and Dividend Income	9,904,432	9,893,082	19,736,222	19,856,619

Interest Expenses
Deposits	2,595,961	2,691,842	5,204,481	5,511,123
Short-term borrowings	10,022	6,025	24,455	16,879
Long-term debt	562,446	631,989	1,161,810	1,280,755
Total Interest Expenses	3,168,429	3,329,856	6,390,746	6,808,757

Net Interest Income	6,736,003	6,563,226	13,345,476	13,047,862
Provision for loan losses	890,861	804,430	2,896,691	1,662,804
Net Interest Income After Provision For Loan Losses	5,845,142	5,758,796	10,448,785	11,385,058

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	193,633	83,388	351,731	253,800
Gain on sale of asset	-	22,500	-	22,500
Income from bank owned life insurance	164,509	106,168	324,204	210,914
Service charges	539,874	442,611	966,833	846,655
Gain on sale of loans held for sale	54,583	89,677	80,158	171,700
Total Noninterest Income	952,599	744,344	1,722,926	1,505,569

Noninterest Expenses
Salary and employee benefits	2,675,393	2,398,821	5,426,867	4,761,355
Occupancy expense	467,581	466,398	884,972	894,042
Advertising	115,341	101,853	234,037	178,602
Data processing expense	288,356	248,677	571,109	494,817
Professional fees	233,153	285,394	450,241	444,233
Depreciation of furniture, fixtures, and equipment	102,663	134,345	202,192	261,943
Telephone communications	44,207	42,109	86,231	82,228
Office supplies	37,109	33,690	75,900	79,436
FDIC insurance	330,022	394,659	656,341	746,765
Valuation allowance on foreclosed real estate	-	287,934	315,883	287,934
Other	629,473	505,753	1,130,749	906,687
Total Noninterest Expenses	4,923,298	4,899,633	10,034,522	9,138,042

Income before income taxes	1,874,443	1,603,507	2,137,189	3,752,585
Income tax expense	654,648	567,423	675,896	1,352,077
Net Income	$1,219,795	$1,036,084	$1,461,293	$2,400,508
Preferred stock dividends	211,732	211,732	423,465	423,465
Net Income Available to Common Shareholders	$1,008,063	$824,352	$1,037,828	$1,977,043

Per Common Share
Basic earnings	$0.33	$0.28	$0.34	$0.66
Diluted earnings	$0.33	$0.27	$0.34	$0.66
Cash dividends paid	$0.40	$0.40	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,461,293	$2,400,508

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,896,691	1,662,804
Depreciation and amortization	434,471	511,453
Loans originated for resale	(2,992,200)	(5,038,460)
Proceeds from sale of loans originated for sale	3,051,520	4,891,118
Gain on sale of loans held for sale	(80,158)	(171,700)
Gain on sale of asset	-	(22,500)
Net amortization of premium/discount on investment securities	85,186	(188,148)
Increase in foreclosed real estate valuation allowance	315,883	287,934
Increase in cash surrender of bank owned life insurance	(324,204)	(210,914)
Deferred income tax benefit	259,178	(574,839)
(Increase) decrease in accrued interest receivable	(228,474)	43,343
Decrease in deferred loan fees	(456,619)	(43,245)
(Decrease) increase in accounts payable, accrued expenses, other liabilities	(370,871)	127,453
Increase in other assets	(2,349,931)	(822,209)

Net cash provided by operating activities	1,701,765	2,852,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(60,648)	(66,099)
Proceeds from redemption or principal payments of investment securities available for sale	5,758,869	10,015,172
Purchase of investment securities held to maturity	(99,951)	(26,526,103)
Proceeds from maturities or principal payments of investment securities held to maturity	20,195,654	15,222,385
Net decrease of FHLB and Federal Reserve stock	357,800	-
Loans originated or acquired	(142,803,152)	(125,936,531)
Principal collected on loans	102,193,367	106,782,306
Purchase of premises and equipment	(1,796,266)	(456,157)
Proceeds from sale of assets	-	22,500

Net cash used in investing activities	(16,254,327)	(20,942,527)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010  (continued)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$29,349,504	$43,259,919
Payments of long-term borrowings	(10,023,487)	(5,022,565)
Net increase (decrease) in short-term borrowings	1,044,127	(12,939,213)
Exercise of stock options	303,578	31,858
Dividends Paid	(1,633,321)	(1,619,654)
Redemption of common stock	(224,625)
Net change in unearned ESOP shares	(100,061)	64,141

Net cash provided by financing activities	18,715,715	23,774,486

INCREASE IN CASH AND CASH EQUIVALENTS	$4,163,153	$5,684,557

CASH AND CASH EQUIVALENTS - JANUARY 1	9,823,436	11,247,967

CASH AND CASH EQUIVALENTS - JUNE 30	$13,986,589	$16,932,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$6,516,129	$7,034,142
Income taxes	$929,500	$2,699,000

Transfer from loans to foreclosed real estate	$6,230,707	$10,241,740
Issuance of common stock for payment of compensation	$245,294	$-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The balances as of December 31, 2010 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2010 Annual Report.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.  Certain previously reported amounts have been restated to conform to the 2011 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Annual Report.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2011 and 2010, respectively. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of June 30, 2011 measured at fair value on a recurring basis.

		Fair Value Measurements
		At June 30, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations (CMO)	$22,289,847	$-	$22,289,847	$-
Mortgage Backed Securities (MBS)	3,077,532	-	3,077,532	-
Corporate equity securities	37,433	-	37,433	-
Bond mutual funds	3,919,293	-	3,919,293	-
Total securities available for sale	$29,324,105	$-	$29,324,105	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis as of June 30, 2011 are included in the table below:

		Fair Value Measurements
		At June 30, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Loans with impairment:
Commercial real estate	$1,955,651	$-	$1,955,651	$-
Commercial loans	5,436,000	-	5,436,000	-
Total loans with impairment	$7,391,651	$-	$7,391,651	$-

Foreclosed Real Estate	$10,546,881	$-	$10,546,881	$-

4.	INCOME TAXES
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
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2011 and 2010, there were 102,524 and 253,359 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income	$1,219,795	$1,036,084	$1,461,293	$2,400,508
Less: dividends payable on preferred stock	(211,732)	(211,732)	(423,465)	(423,465)
Net income available to common shareholders	$1,008,063	$824,352	$1,037,828	$1,977,043

Average number of common shares outstanding	3,024,625	2,984,808	3,017,112	2,981,616
Effect of dilutive options	31,830	16,934	37,489	17,617
Average number of shares used to calculate diluted earnings per share	3,056,455	3,001,742	3,054,601	2,999,233

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses and other than temporary impairment for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$1,219,795	$1,036,084	$1,461,293	$2,400,508
Other comprehensive income net of tax:
Net unrealized holding gains arising during period	130,007	108,162	32,557	206,617
Comprehensive income	$1,349,802	$1,144,246	$1,493,850	$2,607,125

7.	STOCK-BASED COMPENSATION

The Company has stock option and incentive arrangements to attract and retain key personnel.  In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by the shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service based awards is recognized over the vesting period. Performance based awards are recognized based on a vesting, if applicable, and the probability of achieving the goals.

There was $65,522 in stock-based compensation expense for the six months ended June 30, 2011 compared to $9,309 recognized for the six months ended June 30, 2010. The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

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

 A summary of the Company’s stock option plans as of June 30, 2011 and changes during the six months then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392	2.0
Granted at fair value	-	-
Exercised	(18,215)	8.53	169,589
Expired	-	-
Forfeited	(1 ,576)	15.02
Outstanding at June 30, 2011	279,446	$17.41	$508,554	2.1
Exercisable at June 30, 2011	279,446	$17.41	$508,554	2.1

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $508,554 at June 30, 2011.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.80 at June 30, 2011, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following table summarizes the unvested restricted stock awards and units outstanding at June 30, 2011:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$16.10
Granted	6,500	16.10	3,106	16.89
Vested	(2,661)	16.10	-	-

Nonvested at June 30, 2011	6,559	$14.36	6,845	$16.46

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
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

The Company believes that it is in compliance with all terms of the Preferred Stock Purchase Agreement.

10.	SECURITIES
	June 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs:
Residential MBS	$2,802,570	$274,962	$-	$3,077,532
Residential CMOs	21,798,633	495,614	4,400	22,289,847
Corporate equity securities	37,310	123	-	37,433
Bond mutual funds	3,757,856	161,437	-	3,919,293
Total securities available for sale	$28,396,369	$932,136	$4,400	$29,324,105

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$30,604,268	$510,547	$19,010	$31,095,805
Residential CMOs	64,753,847	1,338,472	3,623	66,088,696
Asset-backed securities issued by Other:
Residential MBS	-	-	-	-
Residential CMOs	10,572,139	65,950	1,318,443	9,319,646
Total debt securities held to maturity	105,930,254	1,914,969	1,341,076	106,504,147

U.S. Government obligations	850,401	-	-	850,401
Total securities held to maturity	$106,780,655	$1,914,969	$1,341,076	$107,354,548

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs:
Residential MBS	$3,246,588	$257,627	$-	$3,504,215
Residential CMOs	27,081,220	503,511	-	27,584,731
Corporate equity securities	37,310	80	-	37,390
Bond mutual funds	3,697,208	122,681	-	3,819,889
Total securities available for sale	$34,062,326	$883,899	$-	$34,946,225

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$33,252,667	$453,900	$518,124	$33,188,443
Residential CMOs	80,519,344	1,307,909	264,146	81,563,107
Asset-backed securities issued by Other:				-
Residential MBS	-	-	-	-
Residential CMOs	12,463,500	132,928	1,709,386	10,887,042
Total debt securities held to maturity	126,235,511	1,894,737	2,491,656	125,638,592

U.S. Government obligations	752,805	-	-	752,805
Total securities held to maturity	$126,988,316	$1,894,737	$2,491,656	$126,391,397

At June 30, 2011, certain other securities with a carrying value of $9.4 million were pledged to secure certain deposits. At June 30, 2011, securities with a carrying value of $18.3 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At June 30, 2011, the AFS and HTM asset-backed securities investment portfolio was $131,297,633, or 96%, of the Company’s total AFS and HTM portfolios. Ninety-four percent of the asset-backed securities portfolio was rated AAA by Standard & Poor’s. AFS asset-backed securities issued by GSEs have an average life of 2.41 years and average duration of 2.29 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs have an average life of 3.47 years and average duration of 3.23 years and are guaranteed by their issuer as to credit risk.

At June 30, 2011, the AFS investment portfolio had a fair value of $29,324,105 with unrealized losses of $4,400 on asset-backed securities with a fair value of $1,609,437. All unrealized losses were for less than 12 months.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2011, were as follows:

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed securities issued by GSEs	$8,721,906	$10,784	$7,798,926	$11,849	$16,520,832	$22,633
Asset-backed securities issued by other	-	-	7,434,140	1,318,443	7,434,140	1,318,443
	$8,721,906	$10,784	$15,233,066	$1,330,292	$23,954,972	$1,341,076

The HTM investment portfolio had an estimated fair value of $107,354,548 at June 30, 2011, of which $23,954,972, or 22% of the securities, had some unrealized losses from their amortized cost. Of these securities, $16,520,832, or 69%, were mortgage-backed securities issued by GSEs and the remaining $7,434,140, or 31%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $22,633, or 0.02%, of the amortized cost of $95,358,115. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 3.02 years and an average duration of 2.73 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,318,443, or 12.47%, of the amortized cost of $10,572,139. HTM asset-backed securities issued by others with unrealized losses have an average life of 2.95 years and an average duration of 2.17 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

Management has the ability and intent to hold the securities with unrealized losses classified as held to maturity until they mature, at which time the Company expects it will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary, except for a single CMO issue, for which an other-than-temporary charge of $148,000 was recorded in 2009. At June 30, 2011, the single CMO issue had a par value of $1,048,000, a market fair value of $680,000 and a carrying value of $645,000.

There were no sales of AFS or HTM securities during the six months ended June 30, 2011 and June 30, 2010. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

The table below presents the Standard & Poor’s credit rating of AFS and HTM asset-backed securities issued by GSEs and others at June 30, 2011 carrying value:

Credit Rating	Amount
AAA	$122,861,201
AA+	-
A+	152,214
BBB+	-
BBB	722,254
BBB-	1,761,855
BB+	1,308,642
BB	446,743
B+	970,891
CCC+	3,073,833
Other	-
Total	$131,297,633

11.	FORECLOSED REAL ESTATE
Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows.

	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$10,469,302	$922,934
Additions to underlying property	6,781,857	10,241,740
Disposals of underlying property	(6,388,395)	-
Valuation allowance	(315,883)	(287,934)
Balance at end of period	$10,546,881	$10,876,740

Expenses applicable to foreclosed assets include the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Valuation allowance	$-	$287,934	$315,883	$287,934
Operating expenses	150,582	48,142	294,450	49,928
	$150,582	$336,076	$610,333	$337,862

12.	LOANS

Loans consist of the following:

	June 30, 2011	December 31, 2010

Commercial real estate	$375,502,810	$336,299,836
Residential first mortgages	149,807,743	136,048,577
Construction and land development	31,937,744	42,504,200
Home equity and second mortgage	24,133,071	24,379,664
Commercial loans	99,908,997	104,566,261
Consumer loans	1,123,217	1,273,080
Commercial equipment	17,412,667	17,983,648
	699,826,249	663,055,266
Less:
Deferred loan fees	479,565	936,183
Allowance for loan loss	7,099,659	7,669,147
	7,579,224	8,605,330

	$692,247,025	$654,449,936

At June 30, 2011, the Bank’s allowance for loan losses totaled $7,099,659 or 1.01%, of loan balances as compared to $7,669,147, or 1.16%, of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, volume, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The following table details activity in the allowance for loan losses and loan receivable balances for the six months ended June 30, 2011 and the year ended December 31, 2010. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

At June 30, 2011	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(780,064)	(49,004)	(213,017)	-	(2,377,194)	(1,000)	(48,004)	(3,468,283)
Recoveries	-	-	-	-	-	2,104	-	2,104
Provisions	936,190	204,470	(197,676)	(987)	1,940,193	(6,356)	20,857	2,896,691
Balance at June 30,	$3,470,109	$359,539	$855,932	$96,532	$2,115,038	$26,957	$175,552	$7,099,659
Ending balance: individually evaluated for impairment	$297,488	$-	$-	$-	$1,068,912	$-	$27,780	$1,394,180
Ending balance: collectively evaluated for impairment	$3,172,621	$359,539	$855,932	$96,532	$1,046,126	$26,957	$147,772	$5,705,479
Loan receivables:
Ending balance	$375,502,810	$149,807,743	$31,937,744	$24,133,071	$99,908,997	$1,123,217	$17,412,667	$699,826,249
Ending balance: individually evaluated for impairment	$29,327,021	$4,027,547	$7,353,446	$580,470	$21,361,108	$147,665	$472,981	$63,270,238
Ending balance: collectively evaluated for impairment	$346,175,789	$145,780,196	$24,584,298	$23,552,601	$78,547,889	$975,552	$16,939,686	$636,556,011

At December 31, 2010	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$2,661,371	$127,848	$1,696,396	$130,692	$2,109,513	$63,989	$681,505	$7,471,314
Charge-offs	(525,992)	(62,999)	(2,248,967)	(70,999)	(568,992)	(10,000)	(255,996)	(3,743,945)
Recoveries	-	-	1,041	-	-	7,290	-	8,331
Provisions	1,178,604	139,224	1,818,155	37,826	1,011,518	(29,070)	(222,810)	3,933,447
Balance at December 31,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Ending balance: individually evaluated for impairment	$500,000	$-	$-	$-	$1,449,179	$-	$48,456	$1,997,635
Ending balance: collectively evaluated for impairment	$2,813,983	$204,073	$1,266,625	$97,519	$1,102,860	$32,209	$154,243	$5,671,512
Loan receivables:
Ending balance	$336,299,836	$136,048,577	$42,504,200	$24,379,664	$104,566,261	$1,273,080	$17,983,648	$663,055,266
Ending balance: individually evaluated for impairment	$20,800,730	$3,664,442	$12,221,463	$319,112	$19,991,537	$701	$319,770	$57,317,755
Ending balance: collectively evaluated for impairment	$315,499,106	$132,384,135	$30,282,737	$24,060,552	$84,574,724	$1,272,379	$17,663,878	$605,737,511

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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$1,709,897	5	$8,244,683	12
Residential first mortgages	1,266,167	4	1,746,786	6
Construction and land development	-	-	983,867	1
Home equity and second mortgage	308,465	7	232,644	5
Commercial loans	593,631	4	2,261,642	6
Consumer loans	-	-	701	1
Commercial equipment	334,015	5	48,456	1
	$4,212,175	25	$13,518,779	32

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $2,480,266 and $8,715,318 at June 30, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at June 30, 2011 and December 31, 2010 was $159,448 and $598,603, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1,731,909 and $4,803,461 at June 30, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at June 30, 2011 and December 31, 2010 was $106,773 and $276,567, respectively.

An analysis of past due loans as of June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Current	31-60 Days	61-90 Days	Greater than 90 Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing

Commercial real estate	$370,935,761	$2,012,858	$844,294	$1,709,897	$4,567,049	$375,502,810	$-
Residential first mortgages	147,365,599	682,913	493,064	1,266,167	2,442,144	149,807,743	-
Construction and land dev.	31,937,744	-	-	-	-	31,937,744	-
Home equity and second mtg.	23,565,323	237,727	21,556	308,465	567,748	24,133,071	-
Commercial loans	98,821,922	493,444	-	593,631	1,087,075	99,908,997	-
Consumer loans	1,074,360	47,586	1,271	-	48,857	1,123,217	-
Commercial equipment	16,819,544	235,006	24,102	334,015	593,123	17,412,667	-
Total	$690,520,253	$3,709,534	$1,384,287	$4,212,175	$9,305,996	$699,826,249	$-

December 31, 2010

Commercial real estate	$327,358,352	$696,801	$-	$8,244,683	$8,941,484	$336,299,836	$-
Residential first mortgages	134,142,088	159,703	-	1,746,786	1,906,489	136,048,577	-
Construction and land dev.	41,520,333	-	-	983,867	983,867	42,504,200	-
Home equity and second mtg.	23,947,389	199,631	-	232,644	432,275	24,379,664	-
Commercial loans	102,221,510	83,109	-	2,261,642	2,344,751	104,566,261	-
Consumer loans	1,268,738	3,141	500	701	4,342	1,273,080	-
Commercial equipment	17,935,192	-	-	48,456	48,456	17,983,648	-
Total	$648,393,602	$1,142,385	$500	$13,518,779	$14,661,664	$663,055,266	$-

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

Credit quality indicators as of June 30, 2011 and December 31, 2010 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Unrated	$1,013,632	$1,074,330	$146,182	$-
Pass	347,855,909	317,579,637	26,155,031	30,274,737
Special mention	1,239,854	3,628,052	-	1,585,035
Substandard	25,393,415	14,017,818	5,636,531	10,644,428
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$375,502,810	$336,299,836	$31,937,744	$42,504,200

	Commercial Loans		Commercial Equipment
	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Unrated	$3,868,260	$50,035	$142,408	$169,492
Pass	76,603,985	84,946,678	17,086,835	17,765,700
Special mention	-	2,814,668	-	-
Substandard	19,436,752	12,852,635	183,424	-
Doubtful	-	3,793,470	-	48,456
Loss	-	108,775	-	-
Total	$99,908,997	$104,566,261	$17,412,667	$17,983,648

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Performing	$148,541,576	$134,301,791	$23,824,606	$24,147,019	$1,123,217	$1,272,379
Nonperforming	1,266,167	1,746,786	308,465	232,645	-	701
Total	$149,807,743	$136,048,577	$24,133,071	$24,379,664	$1,123,217	$1,273,080

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

Interest payments made on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured. Interest recognized on impaired loans is on a cash basis. Impaired loans at June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$11,107,498	$8,446,709	$2,253,139	$10,699,848	$297,488	$9,131,959	$271,124
Construction and land dev.	1,716,915	1,716,915	-	1,716,915	-	1,716,915	41,300
Commercial loans	9,157,106	2,652,194	6,504,912	9,157,106	1,068,912	10,568,967	201,326
Commercial equipment	234,139	206,358	27,780	234,139	27,780	264,955	11,880
Total	$22,215,658	$13,022,176	$8,785,831	$21,808,008	$1,394,180	$21,682,796	$525,630

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$11,254,896	$5,624,780	$5,222,466	$10,847,246	$500,000	$8,710,501	$329,446
Residential first mortgages	928,847	928,847	-	928,847	-	924,163	52,516
Commercial loans	9,292,145	3,195,567	6,096,578	9,292,145	1,449,179	9,308,552	464,956
Commercial equipment	319,769	271,313	48,456	319,769	48,456	300,533	13,836
Total	$21,795,657	$10,020,507	$11,367,500	$21,388,007	$1,997,635	$19,243,749	$860,754

At June 30, 2011 and December 31, 2010, impaired loans totaled $21,808,008 and $21,388,007, respectively. Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at June 30, 2011 and December 31, 2010 were $1,394,180 and $1,997,635, respectively.

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

TDRs as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,663,852	11	$6,847,618	6
Residential first mortgages	-	-	928,847	2
Construction and land development	1,716,915	1	-	-
Commercial loans	2,652,194	5	8,834,025	7
Commercial equipment	234,139	3	271,313	4
	$14,267,100	20	$16,881,803	19

At June 30, 2011, $13,758,236 or 96.4% of TDRs were performing according to the terms of their restructured agreements compared to $16,584,546 or 98.2% at December 31, 2010.

13.	NEW ACCOUNTING STANDARDS
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

ASU No. 2011-05; Presentation of Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05, requiring companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$13,986,589	$13,986,589	$9,823,436	$9,823,436
Investment securities and stock in FHLB and FRB	142,062,560	142,636,453	168,250,141	167,654,621
Loans receivable, net	692,247,025	714,419,000	654,449,936	662,813,000
Foreclosed real estate	10,546,881	10,546,881	10,469,302	10,469,302

Liabilities
Savings, NOW, and money market accounts	327,549,079	327,549,079	286,383,452	286,383,452
Time certificates	426,382,751	433,102,000	438,198,874	444,601,000
Long-term debt and other borrowed funds	62,461,106	63,689,000	71,440,466	69,517,422
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At June 30, 2011, the Company had outstanding loan commitments and standby letters of credit of $20.1 million and $22.6 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Bank serves Southern Maryland through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland. The Bank broke ground in June 2011 for its operations center in Waldorf, Maryland and is near completion of the permit process to build its 10th branch in Dahlgren, Virginia. Both projects are scheduled for completions in the first quarter of 2012  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds, along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes residential first and second mortgage loans, home equity lines of credit, commercial mortgage and equipment loans, commercial loans, including secured and unsecured loans, construction and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

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

The Company’s results are influenced by local and national economic conditions. These conditions include the level of short-term interest rates such as the federal funds rate, the differences between short- and long-term interest rates, the value of real estate in our markets, the prospects for economic growth or decline, and the rates of anticipated and current inflation. Local conditions, including employment growth or declines, may have direct or indirect effects on our borrowers’ ability to meet their obligations.

As a result of the enactment of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposits, including those from businesses, effective July 21, 2011. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Condensed Income Statement
Interest and dividend income	$9,904,432	$9,893,082	$19,736,222	$19,856,619
Interest expense	3,168,429	3,329,856	6,390,746	6,808,757
Net interest income	6,736,003	6,563,226	13,345,476	13,047,862
Provision for loan loss	890,861	804,430	2,896,691	1,662,804
Noninterest income	952,599	744,344	1,722,926	1,505,569
Noninterest expense	4,923,298	4,899,633	10,034,522	9,138,042
Income before income taxes	1,874,443	1,603,507	2,137,189	3,752,585
Income taxes	654,648	567,423	675,896	1,352,077
Net income	1,219,795	1,036,084	1,461,293	2,400,508
Net income available to common shareholders	1,008,063	824,352	1,037,828	1,977,043

Per Common Share
Basic earnings	$0.33	$0.28	$0.34	$0.66
Diluted earnings	$0.33	$0.27	$0.34	$0.66
Cash dividends paid	$0.40	$0.40	$0.40	$0.40
Book value	$18.07	$17.73	$18.07	$17.73

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011

Net income for the six-month period ended June 30, 2011 totaled $1,461,293 ($0.34 basic and diluted earnings per common share), compared to $2,400,508 ($0.66 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the six-month period ended June 30, 2011 totaled $1,037,828 compared to $1,977,043 for the same period in the prior year.  The decrease of $939,215, or 39.13% for net income or 47.51% for net income available to common shareholders, was primarily attributable to first quarter 2011 increases in the provision for loan losses to reflect current appraisals or contracted sales amounts for nonperforming loans and expenses and provisions related to foreclosed real estate.  Increases in the provision for loan losses of $1,233,887 and noninterest expense of $896,480 were partially offset by increases in net interest income of $297,614 and noninterest income of $217,357.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$17,873,206	$17,487,459	$385,747	2.21%
Taxable interest and dividends on securities	1,859,352	2,363,013	(503,661)	(21.31)%
Interest on deposits with banks	3,664	6,147	(2,483)	(40.39)%
Total interest and dividend income	19,736,222	19,856,619	(120,397)	(0.61)%

INTEREST EXPENSE:
Interest on deposits	5,204,481	5,511,123	(306,642)	(5.56)%
Interest on short-term borrowings	24,455	16,879	7,576	44.88%
Interest on long-term debt	1,161,810	1,280,755	(118,945)	(9.29)%
Total interest expenses	6,390,746	6,808,757	(418,011)	(6.14)%

Net interest income	13,345,476	13,047,862	297,614	2.28%

Provision for loan losses	2,896,691	1,662,804	1,233,887	74.21%

Net interest income after provision for loan losses	$10,448,785	$11,385,058	$(936,273)	(8.22)%

Net interest income increased $297,614 as a reduction in interest expense outpaced the decrease in interest and dividend income. Interest rate spread and net interest margin decreased to 3.13% and 3.30%, respectively, for the six months ended June 30, 2011 from 3.19% and 3.41%, respectively, for the comparable period in the prior year.

The decrease in interest and dividend income was attributable to a reduction in the average yield on interest-earning assets from 5.18% for the six months ended June 30, 2010 to 4.88% for the six months ended June 30, 2011, partially offset by increases of $43.1 million to the average balance of interest-earning assets. The $385,747 increase in loan interest income was due to additional interest earned of $1,154,858 as a result of larger average loan balances offset by a decrease of $769,111 due to a decrease in average yields. Average loan yields decreased from 5.72% for the six months ended June 30, 2010 to 5.47% for the six months ended June 30, 2011.  The Company has limited the effect of the lower interest rate environment on loan rates through pricing. The $506,144 decrease in interest and dividend on securities and deposits was due to a reduction in average security and deposit yields of $515,200 partially offset by additional interest earned of $9,056 as a result of larger average balances. Securities and deposits average yields decreased from 3.06% for the six months ended June 30, 2010 to 2.40% for the six months ended June 30, 2011.

The decrease in interest expense was due to a reduction in the average cost of funds on interest-bearing liabilities from 2.00% for the six months ended June 30, 2010 to 1.75% for the six months ended June 30, 2011 primarily due to a decrease in interest rates paid on certificates of deposits, which declined from 2.32% for the six months ended June 30, 2010 to 1.96% for the six months ended June 30, 2011. Interest expense also decreased due to a reduction in debt offset by higher average balances of deposits. Total average outstanding debt decreased approximately $8.6 million from $74.8 million for the six months ended June 30, 2010 to $66.2 million for the six months ended June 30, 2011.  The Company increased average customer deposits by $57.7 million from $594.9 million for the six months ended June 30, 2010 to $652.6 million for the six months ended June 30, 2011.  The Company has been successful in increasing its core deposits and reducing the cost of funds in the low interest-rate environment over the last several years.

The Company’s provision for loan losses increased due to additional charge-offs taken against the allowance for specific nonperforming loans based on management’s estimate of realizable value. Net charge-offs increased $2,223,328 from $1,242,851 for the six months ended June 30, 2010 to $3,466,179 for the six months ended June 30, 2011. The Company’s delinquency rate has improved from 2.38% at June 30, 2010 to 1.33% at June 30, 2011, as problem loans were charged-off, transferred to foreclosed real estate or worked out. The Company’s allowance for loan losses decreased from 1.25% of loan balances at June 30, 2010 to 1.01% of loan balances at June 30, 2011. The decline in the ratio of allowance to loans was affected by the higher level of charge-offs during the period.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$351,731	$253,800	$97,931	38.59%
Gain on sale of asset	-	22,500	(22,500)	(100.00)%
Income from bank owned life insurance	324,204	210,914	113,290	53.71%
Service charges	966,833	846,655	120,178	14.19%
Gain on loans held for sale	80,158	171,700	(91,542)	(53.32)%
Total noninterest income	$1,722,926	$1,505,569	$217,357	14.44%

Noninterest income increased primarily due to growth in service charge income and loan fees due to the increased asset size of the Bank and increases in per item charges on certain transactions. Gains on loan sales declined to $80,158 on sales of $3.1 million for the six months ended June 30, 2011 compared to $171,700 on sales of $4.9 million for the same period in 2010. BOLI income has increased primarily due to an increase in the average investment compared to the prior year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.
	Six Months Ended June 30,
	2011	2010	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$5,426,867	$4,761,355	$665,512	13.98%
Occupancy	884,972	894,042	(9,070)	(1.01)%
Advertising	234,037	178,602	55,435	31.04%
Data processing	571,109	494,817	76,292	15.42%
Legal and professional fees	450,241	444,233	6,008	1.35%
Depreciation of furniture, fixtures, and equipment	202,192	261,943	(59,751)	(22.81)%
Telephone communications	86,231	82,228	4,003	4.87%
Office supplies	75,900	79,436	(3,536)	(4.45)%
FDIC Insurance	656,341	746,765	(90,424)	(12.11)%
Valuation allowance on foreclosed real estate	315,883	287,934	27,949	9.71%
Other	1,130,749	906,687	224,062	24.71%
Total noninterest expenses	$10,034,522	$9,138,042	$896,480	9.81%

The Company’s noninterest expense increased from the comparable period in the prior year due to increased costs associated with the asset growth of the Bank, the rising cost of regulatory compliance and costs associated with foreclosed real estate. Salary and employee benefits expense increased as the Bank added employees to support the Bank’s balance sheet growth. Advertising expense increased as a result of the timing of campaigns compared to the prior year. The increased cost of compliance has impacted salaries and benefits, data processing and professional fees. Other expenses increased primarily due to expenses incurred to maintain and carry foreclosed real estate, and included $294,450 in expenses for the six months ended June 30, 2011 compared with $49,928 for the same period in 2010.

The Company recorded income tax expense of $675,896 or 31.6%, of pretax earnings of $2,137,189 for the six months ended June 30, 2011 compared with $1,352,077 or 36.0%, of pretax earnings of $3,752,585 for the six months ended June 30, 2010. The lower effective tax rate was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2011

Net income for the three-month period ended June 30, 2011 totaled $1,219,795 ($0.33 basic and diluted earnings per common share), compared to $1,036,084 ($0.28 basic and $0.27 diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the three-month period ended June 30, 2011 totaled $1,008,063 compared to $824,352 for the same period in the prior year.  The increase of $183,711, or 17.73%, for net income or 22.29% for net income available to common shareholders, was primarily due to growth in noninterest income and net interest income as a result of the Bank’s larger average asset size and lower cost of funds compared with the same period in 2010.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$9,012,635	$8,728,673	$283,962	3.25%
Taxable interest and dividends on securities	889,515	1,160,439	(270,924)	(23.35)%
Interest on deposits with banks	2,282	3,970	(1,688)	(42.52)%
Total interest and dividend income	9,904,432	9,893,082	11,350	0.11%

INTEREST EXPENSE:
Interest on deposits	2,595,961	2,691,842	(95,881)	(3.56)%
Interest on short-term borrowings	10,022	6,025	3,997	66.34%
Interest on long-term debt	562,446	631,989	(69,543)	(11.00)%
Total interest expenses	3,168,429	3,329,856	(161,427)	(4.85)%

Net interest income	6,736,003	6,563,226	172,777	2.63%

Provision for loan losses	890,861	804,430	86,431	10.74%

Net interest income after provision for loan losses	$5,845,142	$5,758,796	$86,346	1.50%

The Company’s cost of funds continues to be the key driver of positive interest margin growth in the second quarter of 2011. The year-to-date average cost of the Company’s interest bearing liabilities decreased 19 basis points from 1.94% at December 31, 2010 to 1.75% at June 30, 2011 and is 25 basis points lower than the comparable period in the prior year. The three month trend for the components of net interest income is consistent with the trends discussed in the results of operations – six months ended narrative.

The Company’s provision for loan losses increased in the second quarter primarily due to additional charge-offs taken against the allowance for specific nonperforming loans based on management’s estimate of realizable value. Additionally, the provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. Second quarter 2011 net charge-offs were $1,072,979 compared to $155,592 for the second quarter of 2010. The Company’s allowance for loan losses decreased from 1.16% of loan balances at December 31, 2010 to 1.01% of loan balances at June 30, 2011.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
NONINTEREST INCOME:
Loan appraisal, credit, and miscellaneous charges	$193,633	$83,388	$110,245	132.21%
Gain on sale of asset	-	22,500	(22,500)	(100.00)%
Income from bank owned life insurance	164,509	106,168	58,341	54.95%
Service charges	539,874	442,611	97,263	21.97%
Gain on loans held for sale	54,583	89,677	(35,094)	(39.13)%
Total noninterest income	$952,599	$744,344	$208,255	27.98%

Noninterest income increased primarily due to growth in service charge income and loan fees as a result of increased asset size of the Bank and increases in per item charges on certain transactions. Gains on loan sales declined to $54,583 on sales of $1.5 million for the six months ended June 30, 2011 compared to $89,677 on sales of $1.8 million for the same period in 2010. BOLI income has increased primarily due to an increase in the average investment compared to the prior year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
NONINTEREST EXPENSE:
Salary and employee benefits	$2,675,393	$2,398,821	$276,572	11.53%
Occupancy	467,581	466,398	1,183	0.25%
Advertising	115,341	101,853	13,488	13.24%
Data processing	288,356	248,677	39,679	15.96%
Legal and professional fees	233,153	285,394	(52,241)	(18.30)%
Depreciation of furniture, fixtures, and equipment	102,663	134,345	(31,682)	(23.58)%
Telephone communications	44,207	42,109	2,098	4.98%
Office supplies	37,109	33,690	3,419	10.15%
FDIC Insurance	330,022	394,659	(64,637)	(16.38)%
Valuation allowance on foreclosed real estate	-	287,934	(287,934)	(100.00)%
Other	629,473	505,753	123,720	24.46%
Total noninterest expenses	$4,923,298	$4,899,633	$23,665	0.48%

For the three months ended June 30, 2011, noninterest expense increased as growth in salary and benefits were offset against a valuation allowance on foreclosed real estate taken in the comparable period in 2010 compared to no allowance taken in the three months ended June 30, 2011. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. Legal and professional fees decreased as a result of the timing of planned consultant usage in 2011 compared to the prior year. The increased cost of compliance has impacted salaries and benefits, data processing and professional fees. Other expenses increased primarily due to expenses incurred to maintain and carry foreclosed real estate, and included $150,582 in expenses for the three months ended June 30, 2011 compared with $48,142 for the same period in 2010.

The Company recorded income tax expense of $654,648 or 34.9%, of pretax earnings of $1,874,443 for the three months ended June 30, 2011 compared with 567,423 or 35.4%, of pretax earnings of $1,603,507 for the three months ended June 30, 2010. The lower effective tax rate was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

FINANCIAL CONDITION

	June 30, 2011	December 31, 2010	$ Change	% Change
Assets
Cash and due from banks	$12,398,545	$8,695,590	$3,702,955	42.58%
Federal Funds sold	820,000	615,000	205,000	33.33%
Interest-bearing deposits with banks	768,044	512,846	255,198	49.76%
Securities available for sale, at fair value	29,324,105	34,946,225	(5,622,120)	(16.09)%
Securities held to maturity, at amortized cost	106,780,655	126,988,316	(20,207,661)	(15.91)%
FHLB and FRB stock - at cost	5,957,800	6,315,600	(357,800)	(5.67)%
Loans receivable - net of allowance for loan losses of $7,099,659 and $7,669,147, respectively	692,247,025	654,449,936	37,797,089	5.78%
Premises and equipment, net	13,493,936	12,132,141	1,361,795	11.22%
Foreclosed real estate	10,546,881	10,469,302	77,579	0.74%
Accrued interest receivable	3,012,870	2,784,396	228,474	8.21%
Investment in bank owned life insurance	17,771,896	17,447,692	324,204	1.86%
Other assets	12,653,040	10,579,058	2,073,982	19.60%

Total Assets	$905,774,797	$885,936,102	$19,838,695	2.24%

Nonperforming loans (NPLs)	$4,212,175	$13,518,779	(9,306,604)	(68.84)%
Nonperforming assets (NPLs + OREO)	14,759,056	23,988,081	(9,229,025)	(38.47)%
Troubled debt restructures (TDRs)	14,267,100	16,881,803	(2,614,703)	(15.49)%
Allowance for loan losses to total loans	1.01%	1.16%
Past due loans (PDLs) to total loans (31 to 90 days)	0.73%	0.17%
Nonperforming loans (NPLs) to total loans (>90 days)	0.60%	2.04%
Total loan delinquency (PDLs + NPLs) to total loans	1.33%	2.21%
Allowance for loan losses to nonperforming loans	168.57%	56.73%
Nonperforming assets (NPLs + OREO) to total assets	1.63%	2.71%
Nonperforming assets + TDRs to total assets (a)	3.15%	4.58%

(a)  Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

Details of the Bank’s loan portfolio are presented below:

	June 30, 2011%		December 31, 2010%

Commercial real estate	$375,502,810	53.66%	$336,299,836	50.72%
Residential first mortgages	149,807,743	21.41%	136,048,577	20.52%
Construction and land development	31,937,744	4.56%	42,504,200	6.41%
Home equity and second mortgage	24,133,071	3.45%	24,379,664	3.68%
Commercial loans	99,908,997	14.28%	104,566,261	15.77%
Consumer loans	1,123,217	0.16%	1,273,080	0.19%
Commercial equipment	17,412,667	2.49%	17,983,648	2.71%
	699,826,249	100.00%	663,055,266	100.00%
Less:
Deferred loan fees	479,565	0.07%	936,183	0.14%
Allowance for loan loss	7,099,659	1.01%	7,669,147	1.16%
	7,579,224		8,605,330

	$692,247,025		$654,449,936

Assets increased primarily due to second quarter growth in the loan portfolio, partially offset by decreases in securities as principal from maturing securities was used to retire long-term debt and fund loan growth. The Company increased its most liquid assets with increases to cash and due from banks, federal funds sold and interest-bearing deposits with banks. The securities AFS and HTM portfolios decreased due to the maturing of asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs.

Premises and equipment increased due to the purchase of a developed plot of land in Dahlgren, Virginia for construction of the Bank’s 10th branch which is expected to be completed during the first quarter of 2012. Other assets increased due to increases in prepaid expenses and other receivables.

Loan growth was primarily due to net new loans of $39,202,974 in commercial real estate and $13,759,166 in residential mortgages offset by decreases of $10,566,456 in construction and land development and $4,657,264 in commercial loans. The majority of commercial real estate loan growth has been for amortizing loans secured by owner occupied real estate. Construction and land development loans decreased from $62,509,558 at December 31, 2009 to $31,937,744 at June 30, 2011, as the Bank has deemphasized that type of lending in this economic environment.

Nonperforming loans as a percentage of total loans declined to 0.60% at June 30, 2011 compared to 2.04% at December 31, 2010. The Bank had 25 nonperforming loans representing 15 customer relationships at June 30, 2011. There were 32 nonperforming loans at December 31, 2010. Foreclosed real estate increased $77,579 as additions of $6,781,857 were offset by disposals of $6,388,395 and a valuation allowance of $315,883.  During the second quarter, the Bank continued to foreclose on problem loans and transferred $5,433,750 to OREO. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

The current year decrease in nonperforming assets was due to a reduction in nonperforming loans of $9,306,604 partially offset by a net increase in foreclosed real estate of $77,579. At June 30, 2011, $13,758,236 or 96.4% of troubled debt restructured balances were performing according to the terms of their restructured agreements compared to $16,584,546 or 98.2% at December 31, 2010. Nonperforming assets and troubled debt restructures to total assets decreased from 4.58% at December 31, 2010 to 3.15% at June 30, 2011. Additionally, the Company’s total delinquency has improved from 4.16% and 2.21% at December 31, 2009 and 2010, respectively, to 1.33% at June 30, 2011.

The allowance for loan losses decreased $569,488 to $7,099,659 or 1.01% of loan balances at June 30, 2011 from $7,669,147 or 1.16% of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2010.

Details of the Bank’s nonperforming loans are presented below:

	June 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$1,709,897	5	$8,244,683	12
Residential first mortgages	1,266,167	4	1,746,786	6
Construction and land development	-	-	983,867	1
Home equity and second mortgage	308,465	7	232,644	5
Commercial loans	593,631	4	2,261,642	6
Consumer loans	-	-	701	1
Commercial equipment	334,015	5	48,456	1
	$4,212,175	25	$13,518,779	32

As of June 30, 2011, the largest dollar concentrations of nonperforming loans are $1,709,897 of commercial real estate loans, which have been impacted by economic conditions in our local market mainly due to higher vacancies in commercial office space. Nonperforming residential first mortgages are the results of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The Company has eliminated nonperforming construction and land development loans from $9,504,414 at December 31, 2009 and $983,867 at December 31, 2010 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558, or 10.0% at December 31, 2009 to $31,937,744, or 4.562% at June 30, 2011. At June 30, 2011, the Bank has provided for a specific allowance of $507,780 on nonperforming loans of $1,731,909 and no allowance on $2,480,266 of nonperforming loans. Specific allowances are based on management’s evaluation of the underlying collateral and utilization of the Bank credit evaluation criteria.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 12 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2010.

	June 30, 2011	December 31, 2010	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$84,199,169	$75,642,197	$8,556,972	11.31%
Interest-bearing deposits	669,732,661	648,940,129	20,792,532	3.20%
Total deposits	753,931,830	724,582,326	29,349,504	4.05%
Short-term borrowings	1,860,549	816,422	1,044,127	127.89%
Long-term debt	60,600,557	70,624,044	(10,023,487)	(14.19)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	6,437,512	6,808,383	(370,871)	(5.45)%

Total Liabilities	$834,830,448	$814,831,175	$19,999,273	2.45%

Deposits increased $70,253,122, or 10.28%, from June 30, 2010. During the first six months of 2011, an increase of $41,165,627 for transaction accounts was partially offset by a decrease in certificates of deposit accounts of $11,816,123. The Bank’s transaction accounts increased from $286,383,452, or 39.52% of deposits, at December 31, 2010 to $327,549,079, or 43.45% of deposits, at June 30, 2011. Total debt decreased as liquidity available from retail deposits and maturing securities was utilized to pay debt.
	June 30, 2011	December 31, 2010	$ Change	% Change
Stockholders' Equity
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	$15,540,000	$15,540,000	$-	0.00%
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	777,000	777,000	-	0.00%
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,023,534 and 3,002,616 shares, respectively	30,235	30,026	209	0.70%
Additional paid in capital	17,296,309	16,962,460	333,849	1.97%
Retained earnings	37,496,035	37,892,557	(396,522)	(1.05)%
Accumulated other comprehensive gain	443,745	411,188	32,557	7.92%
Unearned ESOP shares	(638,975)	(508,304)	(130,671)	25.71%

Total Stockholders' Equity	$70,944,349	$71,104,927	$(160,578)	(0.23)%

The decrease in stockholders’ equity was due to the payments of common stock dividends of $1,209,856 and preferred stock dividends of $423,465 and net stock related activities of $21,107 partially offset by net income of $1,461,293 and adjustments to other comprehensive income of $32,557 for the available for sale securities portfolio. Common stockholders' equity of $54,627,349 resulted in a book value of $18.07 per common share at June 30, 2011 compared with $18.25 per common share at December 31, 2010 and $17.73 per common share for the same period end in 2010.

 LIQUIDITY AND CAPITAL RESOURCES

The Company has no significant business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on preferred and common stock, and the payment of interest on subordinated debentures.
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

Cash, federal funds sold, and interest-bearing deposits with banks as of June 30, 2011 totaled $13,986,589, an increase of $4,163,153, or 42.38%, from the December 31, 2010 total of $9,823,436.  The increase in cash was primarily due to proceeds received from maturing investment securities and an increase in deposits partially offset by the excess of loan originations over principal payments collected and the pay down of debt. Proceeds from maturing investment securities and the increase in deposits were utilized to pay down $8,979,360 in long-term debt and short-term borrowings and increase overall cash balances.

During the first six months of 2011, all financing activities provided $18,715,715 in cash compared to $23,774,486 in cash provided for the same period in 2010. The decrease of cash flows from financing activities of $5,058,771 was primarily due to a smaller increase in customer deposits for the six months ended June 30, 2011 of $29,349,504 compared to an increase in deposits of $43,259,919 for the six months ended June 30, 2010. The decrease was partially offset by a reduction in the net amount of short-term borrowings and long-term debt repaid from $17,961,778 for the six months ended June 30, 2010 to $8,979,360 for the six months ended June 30, 2011.

Operating activities provided cash of $1,701,765 in the first six months of 2011 compared to $2,852,598 provided in the same period of 2010, a decrease in cash of $1,150,833. The decrease in cash was primarily due to decreases in net income of $939,215, a reduction in proceeds received from loan sales of $1,839,598, a total decrease in deferred loan fees of $413,374 and accrued liabilities of $498,324 and the use of additional cash for the increase in other assets of $1,527,722. The reduction in cash was partially offset by increases in cash due to an increase in the provision for loan losses of $1,233,887, a decrease in loans originated for resale of $2,046,260 and a net decrease in deferred income tax benefit of $834,017.

Investing activities used cash of $16,254,327 in the first six months of 2011 compared to $20,942,527 of cash used in the same period of 2010.  The increase to cash of $4,688,200 was primarily due to an increase in net proceeds received from investment securities transactions from a $1,354,645 use of cash for the six months ended June 30, 2010 to $26,151,724 in net cash proceeds provided for the six months ended June 30, 2011.  These amounts were offset by an increase in the excess of loan originations over principal payments collected from $19,154,225 for the six months ended June 30, 2010 to $40,609,785 for the six months ended June 30, 2011. Additional decreases to cash included $1,340,109 in additional purchases for premises compared with the same period in 2010.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2011 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
At June 30, 2011	(in thousands)
Total Capital (to risk weighted assets)
The Company	$89,673	12.27%	$58,453	8.00%
The Bank	$86,513	11.89%	$58,191	8.00%	$72,739	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$82,500	11.29%	$29,227	4.00%
The Bank	$79,340	10.91%	$29,096	4.00%	$43,644	6.00%

Tier 1 Capital (to average assets)
The Company	$82,500	9.44%	$34,953	4.00%
The Bank	$79,340	9.11%	$34,853	4.00%	$43,566	5.00%

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

If management concludes an unrealized loss is temporary and our intention is to hold the investment until recovery of the amortized cost basis, which may be maturity, no charge to earnings is recorded.

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that exist in the loan portfolio. The allowance is based on two principles of accounting: (1) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (2) FASB ASC 310 “Receivables,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows and values observable in the secondary markets.

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

Any change in the current federal or state income tax rates can affect the carrying amount of deferred taxes. Any change would be recorded through earnings in the period the new tax rates were enacted.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2011.
			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2011	-	$-	-	130,717
May 1-31, 2011	4,900	16.89	4,900	125,817
June 1-30, 2011	-	-	-	125,817
Total	4,900	$16.89	4,900	125,817

(1) On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  As part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of (a) December 19, 2018 or (b) the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company, without the consent of the Treasury, cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities. These repurchase restrictions do not apply in certain limited circumstances, including the repurchase of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice. In addition, during the period beginning on December 19, 2018 and ending on the date on which the Series A preferred stock and the Series B preferred stock have been redeemed in full or the Treasury has transferred all of the Series A preferred stock and the Series B preferred stock to non-affiliates, the Company cannot repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.  On November 12, 2010, after approval from the Treasury, the Company approved a repurchase program under which the Company may repurchase shares of common stock equaling up to 1% of the Company’s stockholders’ equity under the previously authorized plan described above. The Company intends to repurchase shares from time to time, depending on market conditions.

Item 3 - Default Upon Senior Securities - None

Item 4 - [Removed and Reserved]

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31	-	Rule 13a-14(a) Certifications
Exhibit 32	-	Section 1350 Certifications
Exhibit 101.0*	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date:	August 5, 2011	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer

Date:	August 5, 2011	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer