Form 10-Q
period 2011-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2011-11-08
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐        No  ☒

As of October 31, 2011, the registrant had 3,011,460 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$21,201,713	$8,695,590
Federal funds sold	5,270,000	615,000
Interest-bearing deposits with banks	1,248,978	512,846
Securities available for sale (AFS), at fair value	44,160,678	34,946,225
Securities held to maturity (HTM), at amortized cost	139,941,903	126,988,316
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,755,600	6,315,600
Loans receivable - net of allowance for loan losses of $7,256,898 and $7,669,147	697,157,252	654,449,936
Premises and equipment, net	14,566,451	12,132,141
Foreclosed real estate	7,501,441	10,469,302
Accrued interest receivable	3,007,938	2,784,396
Investment in bank owned life insurance	17,934,919	17,447,692
Other assets	10,942,902	10,579,058

Total Assets	$968,689,775	$885,936,102

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$78,541,460	$75,642,197
Interest-bearing deposits	734,508,608	648,940,129
Total deposits	813,050,068	724,582,326
Short-term borrowings	433,403	816,422
Long-term debt	60,588,636	70,624,044
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	7,642,906	6,808,383
Total Liabilities	893,715,013	814,831,175

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	-
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	-	15,540,000
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	-	777,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,013,389 and 3,002,616 shares, respectively	30,134	30,026
Additional paid in capital	17,304,031	16,962,460
Retained earnings	38,218,480	37,892,557
Accumulated other comprehensive gain	410,676	411,188
Unearned ESOP shares	(988,559)	(508,304)

Total Stockholders’ Equity	74,974,762	71,104,927

Total Liabilities and Stockholders' Equity	$968,689,775	$885,936,102

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$9,292,814	$8,669,783	$27,166,020	$26,157,242
Taxable interest and dividends on investment securities	832,833	1,128,613	2,692,185	3,491,626
Interest on deposits with banks	8,860	7,089	12,524	13,236
Total Interest and Dividend Income	10,134,507	9,805,485	29,870,729	29,662,104

Interest Expenses
Deposits	2,772,278	2,702,183	7,976,759	8,213,306
Short-term borrowings	11,638	6,821	36,093	23,700
Long-term debt	594,584	663,943	1,756,394	1,944,698
Total Interest Expenses	3,378,500	3,372,947	9,769,246	10,181,704

Net Interest Income	6,756,007	6,432,538	20,101,483	19,480,400
Provision for loan losses	644,654	1,121,203	3,541,345	2,784,007
Net Interest Income After Provision For Loan Losses	6,111,353	5,311,335	16,560,138	16,696,393

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	240,941	182,321	592,672	436,121
Gain on sale of asset	12,500	-	12,500	22,500
Gain on sale of foreclosed real estate	38,218	-	38,218	-
Income from bank owned life insurance	163,023	126,219	487,227	337,133
Service charges	518,545	471,277	1,485,378	1,317,932
Gain on sale of loans held for sale	53,129	214,942	133,287	386,642
Total Noninterest Income	1,026,356	994,759	2,749,282	2,500,328

Noninterest Expenses
Salary and employee benefits	2,801,642	2,450,743	8,228,509	7,212,098
Occupancy expense	459,412	403,892	1,344,384	1,297,934
Advertising	154,127	104,010	388,164	282,612
Data processing expense	262,331	269,500	833,440	764,317
Professional fees	237,415	143,839	687,656	588,072
Depreciation of furniture, fixtures, and equipment	106,808	138,729	309,000	400,672
Telephone communications	38,943	46,973	125,174	129,201
Office supplies	50,418	41,343	126,318	120,779
FDIC insurance	329,261	318,762	985,602	1,065,527
Valuation allowance on foreclosed real estate	342,700	-	658,583	287,934
Other	494,337	519,634	1,625,086	1,426,321
Total Noninterest Expenses	5,277,394	4,437,425	15,311,916	13,575,467

Income before income taxes	1,860,315	1,868,669	3,997,504	5,621,254
Income tax expense	653,856	669,335	1,329,752	2,021,412
Net Income	$1,206,459	$1,199,334	$2,667,752	$3,599,842
Preferred stock dividends	197,912	211,733	621,377	635,198
Net Income Available to Common Shareholders	$1,008,547	$987,601	$2,046,375	$2,964,644

Per Common Share
Basic earnings	$0.33	$0.33	$0.68	$0.99
Diluted earnings	0.33	0.33	0.67	0.99
Cash dividends paid	$-	$-	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,667,752	$3,599,842

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	3,541,345	2,784,007
Depreciation and amortization	659,146	775,545
Loans originated for resale	(4,505,200)	(10,464,412)
Proceeds from sale of loans originated for sale	4,607,534	10,799,746
Gain on sale of loans held for sale	(133,287)	(386,642)
Gain on the sale of foreclosed real estate	(38,218)	-
Gain on sale of asset	(12,500)	(22,500)
Net amortization of premium/discount on investment securities	148,066	(223,610)
Increase in foreclosed real estate valuation allowance	658,583	287,934
Increase in cash surrender of bank owned life insurance	(487,227)	(6,337,133)
Deferred income tax benefit	(9,001)	(816,555)
Increase in accrued interest receivable	(223,542)	(3,950)
Decrease in deferred loan fees	(562,689)	(16,236)
Increase in accounts payable, accrued expenses, other liabilities	834,523	485,056
(Increase) decrease in other assets	(354,580)	82,815

Net cash provided by operating activities	6,790,705	543,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(16,938,289)	(98,504)
Proceeds from redemption or principal payments of investment securities available for sale	7,770,836	14,401,001
Purchase of investment securities held to maturity	(44,566,549)	(82,113,950)
Proceeds from maturities or principal payments of investment securities held to maturity	31,417,121	33,598,091
Net decrease of FHLB and Federal Reserve stock	560,000	416,800
Loans originated or acquired	(212,137,977)	(171,318,179)
Principal collected on loans	160,219,253	150,620,143
Purchase of premises and equipment	(3,093,456)	(972,208)
Proceeds from sale of foreclosed real estate	8,611,201	-
Proceeds from sale of assets	12,500	22,500

Net cash used in investing activities	(68,145,360)	(55,444,306)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (continued)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$88,467,742	$77,171,980
Payments of long-term borrowings	(10,035,408)	(5,034,018)
Net decrease in short-term borrowings	(383,019)	(9,297,323)
Exercise of stock options	311,306	31,858
Proceeds from Small Business Lending Fund Preferred Stock	20,000,000	-
Redemption of Troubled Asset Relief Program Preferred Stock	(16,317,000)	-
Dividends Paid	(1,932,099)	(1,831,387)
Redemption of common stock	(409,967)
Net change in unearned ESOP shares	(449,645)	10,699

Net cash provided by financing activities	79,251,910	61,051,809

INCREASE IN CASH AND CASH EQUIVALENTS	$17,897,255	$6,151,410

CASH AND CASH EQUIVALENTS - JANUARY 1	9,823,436	11,247,967

CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$27,720,691	$17,399,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$9,864,986	$10,370,713
Income taxes	$2,351,137	$3,398,891

Transfer from loans to foreclosed real estate	$7,878,778	$10,986,846
Issuance of common stock for payment of compensation	$249,639	$-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.	BASIS OF PRESENTATION
General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2010 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2010 Annual Report. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2011 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Annual Report.

2.	NATURE OF BUSINESS
The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2011 and 2010, respectively. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets and liabilities, as of September 30, 2011 measured at fair value on a recurring basis.

		Fair Value Measurements
		At September 30, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Securities available for sale:
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations (CMO)	$37,162,322	$-	$37,162,322	$-
Mortgage Backed Securities (MBS)	2,912,361	-	2,912,361	-
Corporate equity securities	37,312	-	37,312	-
Bond mutual funds	4,048,683	-	4,048,683	-
Total securities available for sale	$44,160,678	$-	$44,160,678	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2011 are included in the table below:

		Fair Value Measurements
		At September 30, 2011
		Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Asset
Loans with impairment:
Commercial real estate	$878,560	$-	$878,560	$-
Construction and land development	1,313,550		1,313,550
Commercial loans	5,110,281	-	5,110,281	-
Total loans with impairment	$7,302,391	$-	$7,302,391	$-

Foreclosed Real Estate	$7,501,441	$-	$7,501,441	$-

4.	INCOME TAXES
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
Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2011 and 2010, there were 102,524 and 253,359 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$1,206,459	$1,199,334	$2,667,752	$3,599,842
Less: dividends payable on preferred stock	(197,912)	(211,733)	(621,377)	(635,198)
Net income available to common shareholders	$1,008,547	$987,601	$2,046,375	$2,964,644

Average number of common shares outstanding	3,015,275	2,986,279	3,016,493	2,983,187
Effect of dilutive options	37,693	19,892	38,356	19,431
Average number of shares used to calculate diluted earnings per share	3,052,968	3,006,171	3,054,849	3,002,618

6.	COMPREHENSIVE INCOME
Comprehensive income is net income adjusted for net unrealized holding gains or losses and other than temporary impairment for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$1,206,459	$1,199,334	$2,667,752	$3,599,842
Other comprehensive income net of tax:
Net unrealized holding gains (losses) arising during period	(33,069)	146,121	(512)	352,738
Comprehensive income	$1,173,390	$1,345,455	$2,667,240	$3,952,580

7.	STOCK-BASED COMPENSATION

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

There was $120,935 in stock-based compensation expense for the nine months ended September 30, 2011 compared to $50,978 recognized for the nine months ended September 30, 2010. The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

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

A summary of the Company’s stock option plans as of September 30, 2011 and changes during the nine months then ended is presented below:

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392	2.0
Granted at fair value	-	-
Exercised	(18,646)	8.51	174,178
Expired	-	-
Forfeited	(1,577)	15.02
Outstanding at September 30, 2011	279,014	$17.43	$848,851	2.1
Exercisable at September 30, 2011	279,014	$17.43	$848,851	2.1

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $848,851 at September 30, 2011. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.75 at September 30, 2011, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following table summarizes the unvested restricted stock awards and units outstanding at September 30, 2011:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$16.10
Granted	12,934	16.49	3,106	16.89
Vested	(7,541)	14.86	-	-

Nonvested at September 30, 2011	8,113	$16.47	6,845	$16.46

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
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

Small Business Lending Fund Preferred Stock
On September 22, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”), pursuant to which the Company issued 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $20,000,000. The Purchase Agreement was entered into, and the Series C Preferred Stock was issued, as authorized by the Small Business Lending Fund program.

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9%. In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

The Series C Preferred Stock is non-voting, except in limited circumstances. If the Company misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.

The Series C Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of our federal banking regulator.

The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series C Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series C Preferred Stock is not subject to any contractual restrictions on transfer.

Redemption of Series A and B Preferred Stock - Troubled Asset Relief Program’s (TARP) Capital Purchase Program
On September 22, 2011, the Company entered into a letter agreement (the “Repurchase Letter”) with the United States Department of the Treasury (the “Treasury”), in which the Company agreed to redeem, out of the proceeds of the issuance of the Series C Preferred Stock, all 15,540 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $15,619,858.33, including accrued but unpaid dividends to the date of redemption and all 777 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the “Series B Preferred Stock”), for a redemption price of $784,187.25, including accrued but unpaid dividends to the date of redemption.

The Company issued Series A Preferred Stock and Series B Preferred Stock on December 19, 2008. It was outstanding until redemption of 100% of all Series A Preferred Stock and Series B Preferred Stock on September 22, 2011. The annual dividend rates paid for Series A Preferred Stock and Series B Preferred Stock were 5% and 9%, respectively.

10.	SECURITIES

	September 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs:
Residential MBS	$2,632,673	$279,688	$-	$2,912,361
Residentail CMOs	36,828,752	374,386	40,816	37,162,322
Corporate equity securities	37,310	288	286	37,312
Bond mutual funds	3,787,059	261,624	-	4,048,683
Total securities available for sale	$43,285,794	$915,986	$41,102	$44,160,678

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$29,427,531	$985,032	$-	$30,412,563
Residential CMOs	99,579,221	1,138,061	122,564	100,594,718
Asset-backed securities issued by Others:
Residential CMOs	10,185,373	32,090	1,426,469	8,790,994
Total debt securities held to maturity	139,192,125	2,155,183	1,549,033	139,798,275
U.S. Government obligations	749,778	-	-	749,778
Total securities held to maturity	$139,941,903	$2,155,183	$1,549,033	$140,548,053

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs:
Residential MBS	$3,246,588	$257,627	$-	$3,504,215
Residential CMOs	27,081,220	503,511	-	27,584,731
Corporate equity securities	37,310	80	-	37,390
Bond mutual funds	3,697,208	122,681	-	3,819,889
Total securities available for sale	$34,062,326	$883,899	$-	$34,946,225

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$33,252,667	$453,900	$518,124	$33,188,443
Residential CMOs	80,519,344	1,307,909	264,146	81,563,107
Asset-backed securities issued by Others:				-
Residential MBS	-	-	-	-
Residential CMOs	12,463,500	132,928	1,709,386	10,887,042
Total debt securities held to maturity	126,235,511	1,894,737	2,491,656	125,638,592
U.S. Government obligations	752,805	-	-	752,805
Total securities held to maturity	$126,988,316	$1,894,737	$2,491,656	$126,391,397

At September 30, 2011, certain other securities with a carrying value of $32.8 million were pledged to secure certain deposits. At September 30, 2011, securities with a carrying value of $16.2 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At September 30, 2011, the AFS and HTM asset-backed securities investment portfolio was $179,266,808, or 97%, of the Company’s total AFS and HTM portfolios. Ninety-five percent of the asset-backed securities portfolio was rated AAA by Standard & Poor’s. AFS asset-backed securities issued by GSEs have an average life of 1.98 years and average duration of 1.94 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs have an average life of 2.83 years and average duration of 2.68 years and are guaranteed by their issuer as to credit risk.

At September 30, 2011, the AFS investment portfolio had a fair value of $44,160,678 with unrealized losses of $41,102 on asset-backed securities with a fair value of $10,649,985. All unrealized losses were for less than 12 months.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2011, were as follows:

	Continuous unrealized losses existing for

	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses

Asset-backed securities issued by GSEs:	$50,631,721	$101,457	$2,959,872	$21,107	$53,591,593	$122,564

Asset-backed securities issued by Others	-	-	7,026,962	1,426,469	7,026,962	1,426,469
	$50,631,721	$101,457	$9,986,834	$1,447,576	$60,618,555	$1,549,033

The HTM investment portfolio had an estimated fair value of $140,548,053 at September 30, 2011, of which $60,618,555, or 43% of the securities, had some unrealized losses from their amortized cost. Of these securities, $53,591,593, or 88%, were asset-backed securities issued by GSEs and the remaining $7,026,962, or 12%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $122,564, or 0.10%, of the amortized cost of $129,006,752. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 2.34 years and an average duration of 2.29 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,426,469, or 14.01%, of the amortized cost of $10,185,373. HTM asset-backed securities issued by others with unrealized losses have an average life of 2.41 years and an average duration of 1.66 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

Management has the ability and intent to hold the securities with unrealized losses classified as held to maturity until they mature, at which time the Company expects it will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary, except for a single CMO issue, for which an other-than-temporary charge of $148,000 was recorded in 2009. At September 30, 2011, the single CMO issue had a par value of $1,040,000, a market fair value of $657,000 and a carrying value of $640,000.

There were no sales of AFS or HTM securities during the nine months ended September 30, 2011 and September 30, 2010. Asset-backed securities are comprised of mortgage-backed securities as well as mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits.

The table below presents the Standard & Poor’s or equivalent credit ratings from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at September 30, 2011 by carrying value:

Credit Rating	Amount
AAA	$170,331,095
AA+	749,970
A+	147,546
BBB	700,094
BBB-	1,074,926
BB+	1,277,927
BB	392,276
BB-	641,339
B+	286,017
CCC+	3,665,619
Other	-
Total	$179,266,809
11.	FORECLOSED REAL ESTATE
Foreclosed assets are presented net of an allowance for losses. An analysis of the activity in foreclosed assets is as follows.

	Nine Months Ended September 30,
	2011	2010

Balance at beginning of year	$10,469,302	$922,934

Additions to underlying property	7,273,206	10,986,846

Disposals of underlying property	(9,582,484)	-

Valuation allowance	(658,583)	(287,934)

Balance at end of period	$7,501,441	$11,621,846

Expenses applicable to foreclosed assets include the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Valuation allowance	$342,700	$-	$658,583	$287,934

Operating expenses	71,373	51,461	365,823	101,389

	$414,073	$51,461	$1,024,406	$389,323

12.	LOANS

Loans consist of the following:

	September 30, 2011	December 31, 2010

Commercial real estate	$368,045,487	$336,299,836
Residential first mortgages	157,753,718	136,048,577
Construction and land development	31,639,081	42,504,200
Home equity and second mortgage	24,328,456	24,379,664
Commercial loans	101,834,868	104,566,261
Consumer loans	1,098,280	1,273,080
Commercial equipment	20,087,754	17,983,648
	704,787,644	663,055,266
Less:
Deferred loan fees	373,494	936,183
Allowance for loan loss	7,256,898	7,669,147
	7,630,392	8,605,330

	$697,157,252	$654,449,936

At September 30, 2011, the Bank’s allowance for loan losses totaled $7,256,898 or 1.03% of loan balances as compared to $7,669,147 or 1.16% of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, volume, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The following table details activity in the allowance for loan losses and loan receivable balances for the nine months ended September 30, 2011 and the year ended December 31, 2010. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

At September 30, 2011	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(1,189,959)	(48,998)	(212,993)	-	(2,376,920)	(2,000)	(125,996)	(3,956,866)
Recoveries	-	-	-	-	1,091	2,181	-	3,272
Provisions	1,274,512	223,534	(249,377)	(205)	2,210,895	(6,031)	88,017	3,541,345
Balance at September 30,	$3,398,536	$378,609	$804,255	$97,314	$2,387,105	$26,359	$164,720	$7,256,898
Ending balance: individually evaluated for impairment	$280,000	$-	$100,000	$-	$1,318,557	$-	$-	$1,698,557
Ending balance: collectively evaluated for impairment	$3,118,536	$378,609	$704,255	$97,314	$1,068,548	$26,359	$164,720	$5,558,341
Loan receivables:
Ending balance	$368,045,487	$157,753,718	$31,639,081	$24,328,456	$101,834,868	$1,098,280	$20,087,754	$704,787,644
Ending balance: individually evaluated for impairment	$30,728,200	$6,264,847	$8,052,154	$644,224	$23,584,917	$140,595	$361,720	$69,776,657
Ending balance: collectively evaluated for impairment	$337,317,287	$151,488,871	$23,586,927	$23,684,232	$78,249,951	$957,685	$19,726,034	$635,010,987

At December 31, 2010	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$2,661,371	$127,848	$1,696,396	$130,692	$2,109,513	$63,989	$681,505	$7,471,314
Charge-offs	(525,992)	(62,999)	(2,248,967)	(70,999)	(568,992)	(10,000)	(255,996)	(3,743,945)
Recoveries	-	-	1,041	-	-	7,290	-	8,331
Provisions	1,178,604	139,224	1,818,155	37,826	1,011,518	(29,070)	(222,810)	3,933,447
Balance at December 31,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Ending balance: individually evaluated for impairment	$500,000	$-	$-	$-	$1,449,179	$-	$48,456	$1,997,635
Ending balance: collectively evaluated for impairment	$2,813,983	$204,073	$1,266,625	$97,519	$1,102,860	$32,209	$154,243	$5,671,512
Loan receivables:
Ending balance	$336,299,836	$136,048,577	$42,504,200	$24,379,664	$104,566,261	$1,273,080	$17,983,648	$663,055,266
Ending balance: individually evaluated for impairment	$20,800,730	$3,664,442	$12,221,463	$319,112	$19,991,537	$701	$319,770	$57,317,755
Ending balance: collectively evaluated for impairment	$315,499,106	$132,384,135	$30,282,737	$24,060,552	$84,574,724	$1,272,379	$17,663,878	$605,737,511

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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$651,511	4	$8,244,683	12
Residential first mortgages	1,757,858	5	1,746,786	6
Construction and land development	1,413,550	2	983,867	1
Home equity and second mortgage	274,186	6	232,644	5
Commercial loans	2,313,526	4	2,261,642	6
Consumer loans	600	1	701	1
Commercial equipment	224,135	3	48,456	1
	$6,635,366	25	$13,518,779	32

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $2,676,432 and $8,715,318 at September 30, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at September 30, 2011 and December 31, 2010 was $193,676 and $598,603, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $3,958,934 and $4,803,461 at September 30, 2011 and December 31, 2010, respectively. Interest due not recognized on these balances at September 30, 2011 and December 31, 2010 was $125,371 and $276,567, respectively.

An analysis of past due loans as of September 30, 2011 and December 31, 2010 were as follows:

	Current	31-60 Days	61-90 Days	Greater than 90 Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
September 30, 2011

Commercial real estate	$366,842,930	$551,045	$-	$651,512	$1,202,557	$368,045,487	$-
Residential first mortgages	155,115,691	880,169	-	1,757,858	2,638,027	157,753,718	-
Construction and land dev.	30,225,531	-	-	1,413,550	1,413,550	31,639,081	-
Home equity and second mtg.	23,692,511	314,230	47,529	274,186	635,945	24,328,456	-
Commercial loans	95,783,479	3,737,863	-	2,313,526	6,051,389	101,834,868	-
Consumer loans	1,089,312	8,368	-	600	8,968	1,098,280	-
Commercial equipment	19,820,598	4,998	38,023	224,135	267,156	20,087,754	-
Total	$692,570,052	$5,496,673	$85,552	$6,635,367	$12,217,592	$704,787,644	$-

December 31, 2010

Commercial real estate	$327,358,352	$696,801	$-	$8,244,683	$8,941,484	$336,299,836	$-
Residential first mortgages	134,142,088	159,703	-	1,746,786	1,906,489	136,048,577	-
Construction and land dev.	41,520,333	-	-	983,867	983,867	42,504,200	-
Home equity and second mtg.	23,947,389	199,631	-	232,644	432,275	24,379,664	-
Commercial loans	102,221,510	83,109	-	2,261,642	2,344,751	104,566,261	-
Consumer loans	1,268,738	3,141	500	701	4,342	1,273,080	-
Commercial equipment	17,935,192	-	-	48,456	48,456	17,983,648	-
Total	$648,393,602	$1,142,385	$500	$13,518,779	$14,661,664	$663,055,266	$-

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

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a troubled debt restructuring agreement or are risk rated as Other Assets Especially Mentioned or above or are part of a commercial relationship that requires grading.

Interest payments made on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured. Interest recognized on impaired loans is on a cash basis. Impaired loans at September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$8,525,738	$6,959,528	$1,158,560	$8,118,089	$280,000	$6,594,388	$324,428
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,215,095	75,499
Commercial loans	8,798,184	2,369,346	6,428,838	8,798,184	1,318,557	9,318,456	270,930
Commercial equipment	131,165	131,165	-	131,165	-	152,486	7,431
Total	$20,585,553	$11,176,954	$9,000,948	$20,177,904	$1,698,557	$19,280,425	$678,288

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$11,254,896	$5,624,780	$5,222,466	$10,847,246	$500,000	$8,710,501	$329,446
Residential first mortgages	928,847	928,847	-	928,847	-	924,163	52,516
Commercial loans	9,292,145	3,195,567	6,096,578	9,292,145	1,449,179	9,308,552	464,956
Commercial equipment	319,769	271,313	48,456	319,769	48,456	300,533	13,836
Total	$21,795,657	$10,020,507	$11,367,500	$21,388,007	$1,997,635	$19,243,749	$860,754

At September 30, 2011 and December 31, 2010, impaired loans totaled $20,177,904 and $21,388,007, respectively. Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at September 30, 2011 and December 31, 2010 were $1,698,557 and $1,997,635, respectively.

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

TDRs as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$7,722,811	10	$6,847,618	6
Residential first mortgages	-	-	928,847	2
Construction and land development	1,716,915	1	-	-
Commercial loans	2,369,346	3	8,834,025	7
Commercial equipment	131,165	1	271,313	4
	$11,940,237	15	$16,881,803	19

At September 30, 2011, $11,644,674 or 97.52% of TDRs were performing according to the terms of their restructured agreements compared to $16,584,546 or 98.2% at December 31, 2010. As of September 30, 2011, $640,178 or four TDR agreements defaulted in the preceding twelve months, representing $76,591 in charge-offs and $563,587 in transfers to foreclosed real estate.

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

Credit quality indicators as of September 30, 2011 and December 31, 2010 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	9/30/2011	12/31/2010	9/30/2011	12/31/2010

Unrated	$332,872	$1,074,330	$139,778	$-
Pass	337,429,257	317,579,637	23,447,149	30,274,737
Special mention	-	3,628,052	-	1,585,035
Substandard	30,283,358	14,017,818	8,052,154	10,644,428
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$368,045,487	$336,299,836	$31,639,081	$42,504,200

	Commercial Loans		Commercial Equipment
	9/30/2011	12/31/2010	9/30/2011	12/31/2010

Unrated	$337,565	$50,035	$255,476	$169,492
Pass	78,596,191	84,946,678	19,825,857	17,765,700
Special mention	-	2,814,668	-	-
Substandard	22,901,112	12,852,635	6,421	-
Doubtful	-	3,793,470	-	48,456
Loss	-	108,775	-	-
Total	$101,834,868	$104,566,261	$20,087,754	$17,983,648

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010

Performing	$155,995,860	$134,301,791	$24,054,270	$24,147,019	$1,097,680	$1,272,379
Nonperforming	1,757,858	1,746,786	274,186	232,645	600	701
Total	$157,753,718	$136,048,577	$24,328,456	$24,379,664	$1,098,280	$1,273,080

13.	NEW ACCOUNTING STANDARDS
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

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. The Company adopted the applicable guidance during the third quarter ended September 30, 2011 and it did not have a material impact on required disclosures in the Company’s Consolidated Financial Statements.

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

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$27,720,691	$27,720,691	$9,823,436	$9,823,436
Investment securities and stock in FHLB and FRB	189,858,181	189,859,581	168,250,141	167,654,621
Loans receivable, net	697,157,252	716,698,000	654,449,936	662,813,000
Foreclosed real estate	7,501,441	7,501,441	10,469,302	10,469,302

Liabilities
Savings, NOW, and money market accounts	363,981,655	363,981,655	286,383,452	286,383,452
Time certificates	449,068,413	456,880,000	438,198,874	444,601,000
Long-term debt and other borrowed funds	61,022,039	62,095,403	71,440,466	69,517,422
Guaranteed preferred beneficial interest in junior subordinated securities	12,000,000	2,400,000	12,000,000	2,400,000

At September 30, 2011, the Company had outstanding loan commitments and standby letters of credit of $35.1 million and $19.2 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including: discussions of Tri-County Financial Corporation’s (the “Company”) goals, strategies and expected outcomes; estimates of risks and future costs; and reports of the Company’s ability to achieve its financial and other goals. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. These forward-looking statements are subject to significant known and unknown risks and uncertainties because they are based upon future economic conditions, particularly changes in interest rates, loan demand, competition within and without the banking industry, changes in laws and regulations applicable to the Company, changes in the size, composition and quality of the Company’s loan and investment portfolios, changes in accounting principles, and various other matters.  Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).  Because of these uncertainties, there can be no assurance that the actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank serves Southern Maryland through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, and California, Maryland. The Bank broke ground in June 2011 for its operations center in Waldorf, Maryland and is in the process of building its 10th branch in King George County, Virginia. Both projects are scheduled for completions in the second quarter of 2012. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable Federal regulations.  The Bank accepts deposits and uses these funds, along with funds generated from operations and borrowings from the Federal Home Loan Bank (the “FHLB”), to fund loan originations to individuals, associations, partnerships and corporations and to invest in securities. The Bank makes residential first and second mortgage loans, home equity lines of credit, commercial mortgage and equipment loans, commercial loans, including secured and unsecured loans, construction and consumer loans.  The Bank is a member of the Federal Reserve and FHLB Systems. The Federal Deposit Insurance Corporation provides deposit insurance coverage up to applicable limits.

Since its conversion to a state chartered commercial bank in 1997, the Bank has increased its commercial and commercial real estate lending as well as the level of transactional deposits.  Management recognizes that the shift in composition of the Bank’s loan portfolio away from residential first mortgage lending has and will continue to increase its exposure to credit losses.  The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates and economic conditions in the Southern Maryland area as well as individual borrowers’ circumstances.  Management believes that its allowance for loan losses is adequate.  For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2010.

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

As a result of the enactment of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), banks are no longer prohibited from paying interest on demand deposits, including those from businesses, effective July 21, 2011. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Condensed Income Statement
Interest and dividend income	$10,134,507	$9,805,485	$29,870,729	$29,662,104
Interest expense	3,378,500	3,372,947	9,769,246	10,181,704
Net interest income	6,756,007	6,432,538	20,101,483	19,480,400
Provision for loan loss	644,654	1,121,203	3,541,345	2,784,007
Noninterest income	1,026,356	994,759	2,749,282	2,500,328
Noninterest expense	5,277,394	4,437,425	15,311,916	13,575,467
Income before income taxes	1,860,315	1,868,669	3,997,504	5,621,254
Income taxes	653,856	669,335	1,329,752	2,021,412
Net income	1,206,459	1,199,334	2,667,752	3,599,842
Net income available to common shareholders	$1,008,547	$987,601	$2,046,375	$2,964,644

Per Common Share
Basic earnings	$0.33	$0.33	$0.68	$0.99
Diluted earnings	$0.33	$0.33	$0.67	$0.99
Cash dividends paid	$-	$-	$0.40	$0.40
Book value	$18.24	$18.09	$18.24	$18.09

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011

Net income for the nine-month period ended September 30, 2011 totaled $2,667,752 ($0.68 basic and $0.67 diluted earnings per common share) compared to $3,599,842 ($0.99 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the nine-month period ended September 30, 2011 totaled $2,046,375 compared to $2,964,644 for the same period in the prior year.  The decreases of 25.89% for net income or 30.97% for net income available to common shareholders was primarily attributable to an increase in the provision for loan losses and OREO related costs to reflect current appraisals or contracted sales amounts for nonperforming assets and costs in order to facilitate ultimate disposition. These decreases were partially offset by increased net interest income as a result of the Bank’s larger average asset size and lower cost of funds.

Income before income taxes for the nine months ended September 30, 2011 decreased $1,623,750 to $3,997,504 from $5,621,254 for the comparable period in 2010. Increases in the provision for loan losses of $757,338 and noninterest expense of $1,736,449 were partially offset by increases in net interest income of $621,083 and noninterest income of $248,954.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$27,166,020	$26,157,242	$1,008,778	3.86%
Taxable interest and dividends on investment securities	2,692,185	3,491,626	(799,441)	(22.90)%
Interest on deposits with banks	12,524	13,236	(712)	(5.38)%
Total Interest and Dividend Income	29,870,729	29,662,104	208,625	0.70%

Interest Expenses
Deposits	7,976,759	8,213,306	(236,547)	(2.88)%
Short-term borrowings	36,093	23,700	12,393	52.29%
Long-term debt	1,756,394	1,944,698	(188,304)	(9.68)%
Total Interest Expenses	9,769,246	10,181,704	(412,458)	(4.05)%

Net Interest Income	20,101,483	19,480,400	621,083	3.19%
Provision for loan losses	3,541,345	2,784,007	757,338	27.20%
Net Interest Income After Provision For Loan Losses	$16,560,138	$16,696,393	$(136,255)	(0.82)%

Net interest income increased $621,083 principally due to reductions in the cost of funds and growth in the loan portfolio. Interest rate spread and net interest margin decreased to 3.11% and 3.27%, respectively, for the nine months ended September 30, 2011 from 3.15% and 3.36%, respectively, for the comparable period in the prior year. The Company has limited the effect of the lower interest rate environment on loan rates through pricing and interest rate floors.

The increase in interest and dividend income was attributable to growth in the average balance of interest-earning assets partially offset by a reduction in average yields.  Average balances increased $47.5 million from $772.9 million for the nine months ended September 30, 2010 to $820.4 million for the nine months ended September 30, 2011. Average yields decreased from 5.12% for the nine months ended September 30, 2010 to 4.85% for the comparable period in 2010. The $1,008,778 increase in loan interest income was due to additional interest earned of $2,387,119 as a result of larger average loan balances offset by a decrease of $1,378,341 due to a decrease in average yields. The $800,153 decrease for interest and dividends was primarily the result of reductions in average investment yields of $768,861 to 2.09% for the nine months ended September 30, 2011 from 2.67% for the comparable period in 2010.

The decrease in interest expense was due to a reduction in the average cost of funds on interest-bearing liabilities from 1.97% for the nine months ended September 30, 2010 to 1.75% for the nine months ended September 30, 2011 primarily due to a decrease in interest rates paid on certificates of deposits, which declined from 2.25% for the nine months ended September 30, 2010 to 1.96% for the nine months ended September 30, 2011. Interest expense also decreased due to a reduction in debt offset by higher average balances of deposits. Total average outstanding debt decreased approximately $9.3 million from $73.8 million for the nine months ended September 30, 2010 to $64.5 million for the nine months ended September 30, 2011.  The Company increased average customer interest-bearing deposits by $66.2 million from $603.4 million for the nine months ended September 30, 2010 to $669.6 million for the nine months ended September 30, 2011.  The Company has been successful in increasing its core deposits and reducing the cost of funds in the low interest-rate environment over the last several years.

The provision for loan losses increased due to additional charges taken in the allowance for specific nonperforming loans based on management’s estimate of realizable value and higher net charge-offs offset by decreases in delinquent and nonperforming loans. Net charge-offs increased $1,863,527 from $2,093,339 for the nine months ended September 30, 2010 to $3,956,866 for the nine months ended September 30, 2011. The Company’s delinquency rate has improved from 3.02% at September 30, 2010 to 1.73% at September 30, 2011, as problem loans were charged-off, transferred to foreclosed real estate or worked out. The Company’s allowance for loan losses decreased from 1.29% of loans at September 30, 2010 to 1.03% of loans at September 30, 2011. The decline in the ratio of allowance to loans was affected by the higher level of charge-offs during the period.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$592,672	$436,121	$156,551	35.90%
Gain on sale of asset	12,500	22,500	(10,000)	(44.44)%
Gain on sale of foreclosed real estate	38,218	-	38,218	n/a
Income from bank owned life insurance	487,227	337,133	150,094	44.52%
Service charges	1,485,378	1,317,932	167,446	12.71%
Gain on sale of loans held for sale	133,287	386,642	(253,355)	(65.53)%
Total Noninterest Income	$2,749,282	$2,500,328	$248,954	9.96%

Noninterest income increased primarily due to growth in service charge income and loan fees due to the increased asset size of the Bank and increases in per item charges on certain transactions. Gains on loan sales declined to $133,287 on sales of $4,500,303 for the nine months ended September 30, 2011 compared to $386,642 on sales of $10,464,412 for the same period in 2010. BOLI income has increased primarily due to an increase in the average investment compared to the prior year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$8,228,509	$7,212,098	$1,016,411	14.09%
Occupancy expense	1,344,384	1,297,934	46,450	3.58%
Advertising	388,164	282,612	105,552	37.35%
Data processing expense	833,440	764,317	69,123	9.04%
Professional fees	687,656	588,072	99,584	16.93%
Depreciation of furniture, fixtures, and equipment	309,000	400,672	(91,672)	(22.88)%
Telephone communications	125,174	129,201	(4,027)	(3.12)%
Office supplies	126,318	120,779	5,539	4.59%
FDIC insurance	985,602	1,065,527	(79,925)	(7.50)%
Valuation allowance on foreclosed real estate	658,583	287,934	370,649	128.73%
Other	1,625,086	1,426,321	198,765	13.94%
Total Noninterest Expense	$15,311,916	$13,575,467	$1,736,449	12.79%

The Company’s noninterest expense increased from the comparable period in the prior year due to increased costs associated with the asset growth of the Bank, the rising cost of regulatory compliance and costs associated with foreclosed real estate. Salary and employee benefits expense increased as the Bank added employees to support the Bank’s balance sheet growth. Advertising expense increased as a result of the timing of campaigns compared to the prior year. The increased cost of compliance has impacted salaries and benefits, data processing and professional fees. Other expenses increased primarily due to expenses incurred to maintain and carry foreclosed real estate, and included $365,823 in expenses for the nine months ended September 30, 2011 compared with $101,389 for the same period in 2010.

The Company recorded income tax expense of $1,329,752 or 33.3%, of pretax earnings of $3,997,504 for the nine months ended September 30, 2011 compared with $2,021,412 or 36.0%, of pretax earnings of $5,621,254 for the nine months ended September 30, 2010. The lower effective tax rate was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011

Net income for the quarter ended September 30, 2011 was nearly equivalent for the comparable period in 2010 as increases in net interest income and a decrease in the provision for loan losses offset growth in noninterest expense. Net income for the three-month period ended September 30, 2011 totaled $1,206,459 ($0.33 basic and diluted earnings per common share), compared to $1,199,334 ($0.33 basic and diluted earnings per common share) for the same period in the prior year. Net income available to common shareholders for the three-month period ended September 30, 2011 totaled $1,008,547 compared to $987,601 for the same period in the prior year.

Income before income taxes for the three months ended September 30, 2011 decreased $8,354 to $1,860,315 from $1,868,669 for the comparable period in 2010. Increases in noninterest expense of $839,969 partially offset growth in net interest income of $323,469 and noninterest income of $31,597 and a reduction in the provision for loan losses of $476,549.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,292,814	$8,669,783	$623,031	7.19%
Taxable interest and dividends on investment securities	832,833	1,128,613	(295,780)	(26.21)%
Interest on deposits with banks	8,860	7,089	1,771	24.98%
Total Interest and Dividend Income	10,134,507	9,805,485	329,022	3.36%

Interest Expenses
Deposits	2,772,278	2,702,183	70,095	2.59%
Short-term borrowings	11,638	6,821	4,817	70.62%
Long-term debt	594,584	663,943	(69,359)	(10.45)%
Total Interest Expenses	3,378,500	3,372,947	5,553	0.16%

Net Interest Income	6,756,007	6,432,538	323,469	5.03%
Provision for loan losses	644,654	1,121,203	(476,549)	(42.50)%
Net Interest Income After Provision For Loan Losses	$6,111,353	$5,311,335	$800,018	15.06%

Growth of the Company’s average interest-earning assets was the driver of positive interest margin growth in the third quarter of 2011. The increase in the average balance of interest-bearing liabilities was offset by decreases in the average cost of funds. The average cost of the Company’s interest bearing liabilities decreased 19 basis points from 1.94% at December 31, 2010 to 1.75% at September 30, 2011 and is 22 basis points lower than the comparable period in the prior year.

The Company’s provision for loan losses decreased in the third quarter primarily due to reductions in the allowance for specific nonperforming loans. Additionally, the provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. Third quarter 2011 net charge-offs decreased $361,905 to $488,583 compared to $850,488 for the third quarter of 2010. The Company’s allowance for loan losses decreased from 1.16% of loan balances at December 31, 2010 to 1.03% of loan balances at September 30, 2011.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$240,941	$182,321	$58,620	32.15%
Gain on sale of asset	12,500	-	12,500	n/a
Gain on sale of foreclosed real estate	38,218	-	38,218	n/a
Income from bank owned life insurance	163,023	126,219	36,804	29.16%
Service charges	518,545	471,277	47,268	10.03%
Gain on sale of loans held for sale	53,129	214,942	(161,813)	(75.28)%
Total Noninterest Income	$1,026,356	$994,759	$31,597	3.18%

Noninterest income increased primarily due to growth in service charge income and loan fees as a result of increased asset size of the Bank and increases in per item charges on certain transactions. Gains on loan sales declined to $53,129 on sales of $1,513,000 for the nine months ended September 30, 2011 compared to $214,942 on sales of $5,783,952 for the same period in 2010. BOLI income has increased primarily due to an increase in the average investment compared to the prior year.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$2,801,642	$2,450,743	$350,899	14.32%
Occupancy expense	459,412	403,892	55,520	13.75%
Advertising	154,127	104,010	50,117	48.18%
Data processing expense	262,331	269,500	(7,169)	(2.66)%
Professional fees	237,415	143,839	93,576	65.06%
Depreciation of furniture, fixtures, and equipment	106,808	138,729	(31,921)	(23.01)%
Telephone communications	38,943	46,973	(8,030)	(17.09)%
Office supplies	50,418	41,343	9,075	21.95%
FDIC insurance	329,261	318,762	10,499	3.29%
Valuation allowance on foreclosed real estate	342,700	-	342,700	n/a
Other	494,337	519,634	(25,297)	(4.87)%
Total Noninterest Expense	$5,277,394	$4,437,425	$839,969	18.93%

For the quarter ended September 30, 2011, noninterest expense increased primarily due to growth in salary and benefits and increased foreclosure related costs. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. Foreclosure costs consist of the valuation allowance and expenses incurred to maintain and prepare the properties for sale. Foreclosure related costs increased $362,612 to $414,073 for the three months ended September 30, 2011 from $51,461 for the same period in 2010. Advertising expense increased as a result of the timing of campaigns compared to the prior year. Compliance costs have continued to rise compared to the same quarter of the prior year reflecting the initial impact of the Dodd-Frank Act, impacting salaries and benefits, data processing and legal and professional fees.

The Company recorded income tax expense of $653,856 or 35.1%, of pretax earnings of $1,860,315 for the three months ended September 30, 2011 compared with 669,335 or 35.8%, of pretax earnings of $1,868,669 for the three months ended September 30, 2010. The lower effective tax rate was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

FINANCIAL CONDITION

	September 30, 2011	December 31, 2010	$ Change	% Change
Assets
Cash and due from banks	$21,201,713	$8,695,590	$12,506,123	143.82%
Federal Funds sold	5,270,000	615,000	4,655,000	756.91%
Interest-bearing deposits with banks	1,248,978	512,846	736,132	143.54%
Securities available for sale, at fair value	44,160,678	34,946,225	9,214,453	26.37%
Securities held to maturity, at amortized cost	139,941,903	126,988,316	12,953,587	10.20%
FHLB and FRB stock - at cost	5,755,600	6,315,600	(560,000)	(8.87)%
Loans receivable - net of allowance for loan losses of $7,256,898 and $7,669,147, respectively	697,157,252	654,449,936	42,707,316	6.53%
Premises and equipment, net	14,566,451	12,132,141	2,434,310	20.06%
Foreclosed real estate	7,501,441	10,469,302	(2,967,861)	(28.35)%
Accrued interest receivable	3,007,938	2,784,396	223,542	8.03%
Investment in bank owned life insurance	17,934,919	17,447,692	487,227	2.79%
Other assets	10,942,902	10,579,058	363,844	3.44%

Total Assets	$968,689,775	$885,936,102	$82,753,673	9.34%

Nonperforming loans (NPLs)	$6,635,366	$13,518,779	(6,883,413)	(50.92)%
Nonperforming assets (NPLs + OREO)	14,136,807	23,988,081	(9,851,274)	(41.07)%
Troubled debt restructures (TDRs)	11,940,237	16,881,803	(4,941,566)	(29.27)%
Allowance for loan losses to total loans	1.03%	1.16%
Past due loans (PDLs) to total loans (31 to 90 days)	0.79%	0.17%

Nonperforming loans (NPLs) to total loans (>90 days)	0.94%	2.04%
Total loan delinquency (PDLs + NPLs) to total loans	1.73%	2.21%
Allowance for loan losses to nonperforming loans	109.37%	56.73%
Nonperforming assets (NPLs + OREO) to total assets	1.46%	2.71%
Nonperforming assets (NPLs + OREO) to gross loans + OREO	1.98%	3.56%
Nonperforming assets + TDRs to total assets (a)	2.66%	4.58%

(a)  Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

Details of the Bank’s loan portfolio are presented below:

	September 30, 2011%		December 31, 2010%

Commercial real estate	$368,045,487	52.22%	$336,299,836	50.72%
Residential first mortgages	157,753,718	22.38%	136,048,577	20.52%
Construction and land development	31,639,081	4.49%	42,504,200	6.41%
Home equity and second mortgage	24,328,456	3.45%	24,379,664	3.68%
Commercial loans	101,834,868	14.45%	104,566,261	15.77%
Consumer loans	1,098,280	0.16%	1,273,080	0.19%
Commercial equipment	20,087,754	2.85%	17,983,648	2.71%
	704,787,644	100.00%	663,055,266	100.00%
Less:
Deferred loan fees	373,494	0.05%	936,183	0.14%
Allowance for loan loss	7,256,898	1.03%	7,669,147	1.16%
	7,630,392		8,605,330

	$697,157,252		$654,449,936

Assets increased primarily due to second and third quarter growth in the loan and investment portfolios. The Company increased its most liquid assets with increases to cash and due from banks, federal funds sold and interest-bearing deposits with banks. The securities AFS and HTM portfolios increased as excess liquidity during the third quarter from increases to deposits was utilized to replace maturing asset-backed securities issued by government-sponsored entities. The differences in allocations between the different cash and investment categories reflect operational needs.

Premises and equipment increased due primarily to construction in process for its new operations center in Waldorf, Maryland and the building of its newest branch in King George, Virginia. Both projects are scheduled for completion in the second quarter of 2012. Other assets increased due to increases in prepaid expenses and other receivables.

Gross loan growth of $41,732,378 was due to net new loans of $31,745,651 in commercial real estate and $21,705,141 in residential mortgages offset by decreases of $10,865,119 in construction and land development and a net decrease in other loan categories of $853,295. The majority of commercial real estate loan growth has been for amortizing loans secured by owner occupied real estate. Construction and land development loans decreased from $62,509,558 at December 31, 2009 to $31,639,081 at September 30, 2011, as the Bank has deemphasized that type of lending in this economic environment.

Nonperforming loans as a percentage of total loans declined to 0.94% at September 30, 2011 compared to 2.04% at December 31, 2010. The Bank had 25 nonperforming loans at September 30, 2011 compared to 32 nonperforming loans at December 31, 2010. Foreclosed real estate decreased $2,967,861 as disposals of $9,582,484 and a valuation allowance of $658,583 were offset by additions of $7,273,206.   Resolution of foreclosed real estate assets improved during the third quarter as disposals of $3,194,090 outpaced additions to OREO of $491,349. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Nonperforming assets decreased from 2.71% of total assets at December 31, 2010 to 1.46% of total assets at September 30, 2011. The current year decreases in nonperforming assets were due to reductions in nonperforming loans of $6,883,413 and foreclosed real estate of $2,967,861. At September 30, 2011, $11,644,674 or 97.5% of troubled debt restructured balances were performing according to the terms of their restructured agreements compared to $16,584,546 or 98.2% at December 31, 2010. Nonperforming assets and troubled debt restructures to total assets decreased from 4.58% at December 31, 2010 to 2.66% at September 30, 2011. At September 30, 2011, the Bank’s nonperforming assets as a percentage of loans and OREO were 1.98% compared to 3.56% at December 31, 2010.  The Bank’s September 2011 ratio is over 250 basis points better than our peers as reported in the June 2011 Uniform Bank Performance Report for the Richmond 5th Federal Reserve District.

The Company’s total delinquency improved from 4.16% and 2.21% at December 31, 2009 and 2010, respectively, to 1.73% at September 30, 2011.

The allowance for loan losses decreased $412,249 to $7,256,898 or 1.03% of loan balances at September 30, 2011 from $7,669,147 or 1.16% of loan balances at December 31, 2010. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2010.

Details of the Bank’s nonperforming loans are presented below:

	September 30, 2011		December 31, 2010
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$651,511	4	$8,244,683	12
Residential first mortgages	1,757,858	5	1,746,786	6
Construction and land development	1,413,550	2	983,867	1
Home equity and second mortgage	274,186	6	232,644	5
Commercial loans	2,313,526	4	2,261,642	6
Consumer loans	600	1	701	1
Commercial equipment	224,135	3	48,456	1
	$6,635,366	25	$13,518,779	32

The decrease in nonperforming commercial real estate loans was primarily due to three customer relationships that were transferred into foreclosed real estate for final resolution. Commercial real estate has been impacted by economic conditions in our local market mainly due to higher vacancies in commercial office space. Nonperforming residential first mortgages are the results of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The Company has decreased nonperforming construction and land development loans from $9,504,414 at December 31, 2009 to $1,413,550 at September 30, 2011 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558, or 10.0% of total loans at December 31, 2009 to $31,639,081, or 4.49% of total loans at September 30, 2011. At September 30, 2011, the Bank provided for a specific allowance of $930,000 on nonperforming loans of $3,958,934 and no allowance on $2,676,433 of nonperforming loans. Specific allowances are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 12 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2010.

	September 30, 2011	December 31, 2010	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$78,541,460	$75,642,197	$2,899,263	3.83%
Interest-bearing deposits	734,508,608	648,940,129	85,568,479	13.19%
Total deposits	813,050,068	724,582,326	88,467,742	12.21%
Short-term borrowings	433,403	816,422	(383,019)	(46.91%)
Long-term debt	60,588,636	70,624,044	(10,035,408)	(14.21%)
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	7,642,906	6,808,383	834,523	12.26%

Total Liabilities	$893,715,013	$814,831,175	$78,883,838	9.68%

Total deposit increases of $88,467,742 or 12.21% were comprised of increases in transaction accounts of $77,598,203 and certificates of deposits of $10,869,539. The Bank’s transaction accounts increased from $286,383,452, or 39.52% of deposits, at December 31, 2010 to $363,981,655, or 44.77% of deposits, at September 30, 2011. Total debt decreased as liquidity available from retail deposits and maturing securities was utilized to pay $10,000,000 in long-term debt.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2011 indicated that the Bank moved up one position this year to become the second largest overall deposit holder in the Tri-County area with a market share of 19.27%. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s strategy of reducing funding costs. Since the FDIC survey date, deposits increased $59,118,238 to $813,050,068 at September 30, 2011 from $753,931,830 at June 30, 2011.

	September 30, 2011	December 31, 2010	$ Change	% Change
Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	$20,000,000	$-	$20,000,000	n/a
Fixed Rate Cumulative Perpetual Preferred Stock, Series A - par value $1,000; authorized 15,540; issued 15,540	-	15,540,000	(15,540,000)	(100.00%)
Fixed Rate Cumulative Perpetual Preferred Stock, Series B - par value $1,000; authorized 777; issued 777	-	777,000	(777,000)	(100.00%)
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,023,534 and 3,002,616 shares, respectively	30,134	30,026	108	0.36%
Additional paid in capital	17,304,031	16,962,460	341,571	2.01%
Retained earnings	38,218,480	37,892,557	325,923	0.86%
Accumulated other comprehensive gain	410,676	411,188	(512)	(0.12%)
Unearned ESOP shares	(988,559)	(508,304)	(480,255)	94.48%

Total Stockholders' Equity	$74,974,762	$71,104,927	$3,869,835	5.44%

On September 22, 2011 the U.S. Department of Treasury invested $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified community banks at favorable rates.  The interest rate will fluctuate depending on the amount of growth in the Bank’s small business lending.  The Company qualified for an initial interest rate on the SBLF funds of 1%.  The Company used $16.4 million of the proceeds from this investment to redeem all of the preferred stock that it sold to the Treasury under the TARP Capital Purchase Program on December 19, 2008 as well as to pay any accrued but unpaid dividends. The net proceeds were invested by the Company in the Bank as Tier 1 Capital.

The Company’s annual dividends under the TARP program were $846,930 with a $16,317,000 investment. If the Bank maintains its current investment in qualifying small business lending, the annual dividend outlay for the $20,000,000 SBLF investment with a 1% dividend rate would be $200,000. As explained more fully in Note 9, the actual rate paid will be between 1% and 7% for the first four and one half years based on the Bank’s qualify small business lending.  Four and one half years from the SBLF issuance date the annual dividend rate increases to 9%.

The $3,869,835 increase in stockholders’ equity was due to net income of $2,667,752 and net proceeds of $3,683,000 from the SBLF investment partially offset by the payments of common stock dividends of $1,209,856, preferred stock dividends of $722,243, net stock related activities of $548,306 and adjustments to other comprehensive income of $512. Common stockholders' equity of $54,974,762 resulted in a book value of $18.24 per common share at September 30, 2011 compared with $18.25 per common share at December 31, 2010 and $18.09 per common share for the same period end in 2010.

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

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 40% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities.  In addition, the Bank has established lines of credit with the Federal Reserve Bank and commercial banks.

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

Cash, federal funds sold, and interest-bearing deposits with banks as of September 30, 2011 totaled $27,720,691, an increase of $17,897,255, or 182.19%, from the December 31, 2010 total of $9,823,436.  The increase in cash was primarily due to an increase in deposits, net proceeds for the SBLF preferred stock transaction, proceeds received from maturing investment securities partially offset by the excess of loan originations over principal payments collected, the pay down of debt and purchases of available for sale and held to maturity securities.

During the first nine months of 2011, all financing activities provided $79,251,910 in cash compared to $61,051,809 in cash provided for the same period in 2010. The increase of cash flows from financing activities of $18,200,101 was primarily due to increasing customer deposits, a reduction in the net pay down of long-term debt and short-term borrowings and net proceeds of $3,683,000 for the SBLF preferred stock transaction. Customer deposits for the nine months ended September 30, 2011 increased $88,467,742 compared to an increase in deposits of $77,171,980 for the nine months ended September 30, 2010. Short-term borrowings and long-term debt repaid decreased from $14,331,341 for the nine months ended September 30, 2010 to $10,418,427 for the nine months ended September 30, 2011.

Operating activities provided cash of $6,790,705 in the first nine months of 2011 compared to $543,907 provided in the same period of 2010, an increase in cash of $6,246,798. Cash increased primarily due to a net increase of $5,849,906 for a prior year third quarter investment in BOLI, an increase in the provision for loan losses of $757,338, a decrease in loans originated for resale of $5,959,212 and a net decrease in deferred income tax benefit of $807,554. The growth in cash was partially offset by a reduction in net income of $932,090, a reduction in proceeds received from loan sales of $6,192,212 and a decrease in deferred loan fees of $546,453.

Investing activities used cash of $68,145,360 in the first nine months of 2011 compared to $55,444,306 of cash used in the same period of 2010.  The decrease to cash of $12,701,054 was primarily due to the growth in the excess of loan originations over principal payments collected from $20,698,036 for the nine months ended September 30, 2010 to $51,918,724 for the nine months ended September 30, 2011. Additionally net cash used increased $2,121,248 for premises and equipment related principally to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George branch, which are both scheduled to be completed in the second quarter of 2012. These reductions to cash were offset by net cash provided from proceeds for the sale of foreclosed real estate of $8,611,201 and a reduction in the net use of cash for investment transactions from a $33,796,562 use of cash for the nine months ended September 30, 2010 to a $21,756,881 use of cash for the nine months ended September 30, 2011.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2011 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
			(in thousands)
At September 30, 2011
Total Capital (to risk weighted assets)
The Company	$93,012	12.65%	$58,832	8.00%
The Bank	$90,319	12.34%	$58,567	8.00%	$73,208	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$85,638	11.65%	$29,416	4.00%
The Bank	$82,945	11.33%	$29,283	4.00%	$43,925	6.00%

Tier 1 Capital (to average assets)
The Company	$85,638	9.27%	$36,935	4.00%
The Bank	$82,945	9.01%	$36,803	4.00%	$46,050	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table presents information regarding the Company’s stock repurchases during the three months ended September 30, 2011.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
June 30, 2011 Balance				125,817
July 1-31, 2011	9,900	17.00	9,900	115,917
August 1-31, 2011	100	17.50	100	115,817
September 1-30, 2011	811	18.50	811	115,006
Total	10,811	$17.12	10,811	115,006

(1) On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, until the date on which the Series A preferred stock and the Series B preferred stock has been redeemed in full, the Company, without the consent of the Treasury, could not repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities.  On November 12, 2010, after approval from the Treasury, the Company approved a repurchase program under which the Company may repurchase shares of common stock equaling up to 1% of the Company’s stockholders’ equity under the previously authorized plan described above. On September 22, 2011, the Company redeemed its shares of Series A preferred stock and Series B preferred stock, thereby eliminating the repurchase restrictions.  The Company intends to repurchase shares from time to time, depending on market conditions, under the previously authorized plan described above.

Item 3 - Default Upon Senior Securities - None

Item 4 - [Removed and Reserved]

Item 5 - Other Information - None

Item 6 - Exhibits

3.1	Amended and Restated Articles Supplementary to the Articles of Incorporation of the Company for the Series C Preferred Stock (1)

10.1	Securities Purchase Agreement, dated September 22, 2011, between the Company and the Secretary of the Treasury with respect to the Series C Preferred Stock (1)

10.2	Repurchase Letter, dated September 22, 2011, between the Company and the United States Department of the Treasury, with respect to the Series A Preferred Stock and Series B Preferred Stock (1)

10.3	Form of Letter Agreement, dated September 22, 2011, between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli (1)

Exhibit 31 - Rule 13a-14(a) Certifications
Exhibit 32 - Section 1350 Certifications
Exhibit 101.0* - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)  Incorporated by reference herein to the exhibits to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 23, 2011.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date:	November 7, 2011	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer

Date:	November 7, 2011	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer