Form 10-K
period 2011-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2012-03-09
CIK 855874

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36.9 million based on the closing price ($16.80 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of February 29, 2012: 3,023,613.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2011. (Part II)
2.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

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

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and federal and state credit unions located in its primary market area. There are currently 13 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked second in deposit market share in the Tri-County area as of June 30, 2011, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General. The Bank offers a wide variety of real estate, consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing and commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in, the Tri-County area. The Bank’s primary market for commercial loans consists of small and medium-sized businesses located in Southern Maryland. The Bank believes that this market is responsive to the Bank’s ability to provide personal service and flexibility. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility and competitive pricing and by leveraging other banking relationships such as soliciting deposit customers for loans.

Commercial Real Estate and Other Non-Residential Real Estate Loans. The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest single component of the Bank’s loan portfolio. Commercial real estate loans amounted to $370.4 million, or 51.6% of the loan portfolio, at December 31, 2011. This was an increase in both absolute size and as a percentage of the loan portfolio from the previous year. The commercial real estate and residential first mortgage and commercial equipment loan portfolios increased as a percentage of total loans during 2011. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2011, the largest outstanding commercial real estate loan was a $7.9 million loan, which is secured by a hotel. This loan was performing according to its terms at December 31, 2011.

Loans secured by commercial real estate are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property, as well as the borrower’s global cash flows. Environmental surveys are generally required for commercial real estate loans over $250,000.

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

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $164.5 million as of December 31, 2011. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). These servicing rights may be sold to other qualified servicers. As of December 31, 2011, the Bank serviced $45.6 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2011, the Bank had $19.5 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance (PMI) to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with PMI at December 31, 2011. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one-to-four family dwellings. Construction loans totaled $10.9 million at December 31, 2011. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction financing to home builders. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $25.8 million at December 31, 2011. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost.

The Bank’s ability to originate all types of residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. As demand for newly constructed housing has fallen, the Bank’s investment in these loans has slowed. The net portfolio decreased $5.8 million from $42.5 million at December 31, 2010 to $36.7 million at December 31, 2011. Additionally, construction and land development loans as a percentage of the total loan portfolio fell from 10% at December 31, 2009 to 6.4% at December 31, 2010 to 5.1% at December 31, 2011. If the demand for new houses in the Bank’s market areas continues to decline, this portion of its loan portfolio may also decline. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. The Bank may not be able to grow its construction lending activities in the event of a continued decline. Construction and land development loans have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes.

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

Home Equity and Second Mortgage Loans. The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $19.4 million at December 31, 2011, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $4.7 million at December 31, 2011, are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

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

Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. While commercial loans remain an important class of the Bank’s loan portfolio at 14.2% of total loans, the commercial loan portfolio decreased by $2.6 million from $104.6 million at December 31, 2010 to $102.0 million at December 31, 2011. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business as well the borrower’s global cash flows, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2011, the largest outstanding commercial loan was $9.5 million, which was secured by commercial real estate, cash and investments. This loan was performing according to its terms at December 31, 2011.

Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $1.0 million at December 31, 2011. The higher interest rates and shorter loan terms available on consumer lending make these products attractive to the Bank. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. Further collection efforts may be hampered by the borrower’s lack of current income or other assets. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans. The Bank also maintains a commercial equipment financing portfolio. Commercial equipment loans totaled $19.8 million, or 2.8% of the total loan portfolio, at December 31, 2011. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real Estate Loans
Commercial	$370,384	51.55%	$336,300	50.72%	$292,988	46.88%	$236,410	43.11%	$190,484	41.55%
Residential first mortgage	164,543	22.90%	136,048	20.52%	116,226	18.59%	104,607	19.07%	90,932	19.83%
Construction and land development	36,745	5.11%	42,504	6.41%	62,509	10.00%	57,565	10.50%	50,577	11.03%
Home equity and second mortgage	24,138	3.36%	24,380	3.68%	25,133	4.02%	25,412	4.63%	24,650	5.38%
Commercial loans	101,968	14.19%	104,566	15.77%	108,658	17.38%	101,936	18.59%	75,247	16.41%
Consumer loans	1,001	0.14%	1,273	0.19%	1,608	0.26%	2,046	0.37%	2,465	0.54%
Commercial equipment	19,761	2.75%	17,984	2.71%	17,917	2.87%	20,458	3.73%	24,113	5.26%
Total loans	718,540	100.00%	663,055	100.00%	625,039	100.00%	548,434	100.00%	458,468	100.00%
Less: Deferred loan fees	796		936		975		311		371
Loan loss reserve	7,655		7,669		7,471		5,146		4,482
Loans receivable, net	$710,089		$654,450		$616,593		$542,977		$453,614

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

Loan Approvals, Procedures and Authority. Loan approval authority is established by Board policy and delegated as deemed necessary and appropriate. Loan approval authorities vary by individual with the Chief Executive Officer having approval authority up to $1.25 million, the President $1.0 million, the Chief Lending Officer $1.0 million, the Chief Credit Officer $1.0 million and the Chief Operating Officer $1.0 million. The individual lending authority of the other lenders is set by management and based on their individual abilities. The loan approval authorities of the Chief Executive Officer, the President, the Chief Lending Officer, the Chief Credit Officer, the Chief Operating Officer and the Senior Credit Officer may be combined and a minimum of at least three of the five need to be present in an officers’ loan committee to approve loans up to $2.0 million. In cases where time is of the essence, the officers’ loan committee consisting of any three members may unanimously approve loans to relationships in excess of the $2.0 million up to the Bank’s in house lending limit with a later ratification by the Board Credit Review Committee. A loan committee consisting of at least three members of the Board (the “Directors Loan Committee”) ratifies and approves or renews all loans to relationships that exceed $2.0 million, except for those noted above that exceed the $2.0 million limit in certain cases. Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. Mortgage loans in the amount of $9.7 million were sold by the Bank in 2011. To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold no participations in 2011. The Bank also buys loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary. The Bank did not purchase any participations in 2011. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.

Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $8.9 million to any one borrower at December 31, 2011. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $13.9 million to any one borrower at December 31, 2011. At December 31, 2011, the largest amount outstanding to any one borrower and his or her related interests was $11.3 million.

Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2011 were approximately $22.3 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2011	December 31, 2011	December 31, 2011
	(Dollars in Thousands)
Real Estate Loans
Commercial	$82,081	$136,453	$151,850
Residential first mortgage	29,277	57,805	77,461
Construction and land development	35,331	1,414	-
Home equity and second mortgage	4,104	10,674	9,360
Commercial loans	101,968	-	-
Consumer loans	618	335	48
Commercial equipment	7,665	10,335	1,761
Total loans	$261,044	$217,016	$240,480

The following table sets forth the dollar amount of all loans due after one year from December 31, 2011, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in Thousands)
Real Estate Loans
Commercial	$71,899	$216,404	$288,303
Residential first mortgage	117,780	17,486	135,266
Construction and land development	-	1,414	1,414
Home equity and second mortgage	2,453	17,581	20,034
Commercial loans	-	-	-
Consumer loans	383	-	383
Commercial equipment	1,127	10,969	12,096
	$193,642	$263,854	$457,496

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

Loan loss reserves of $2.0 million relate to impaired loans at December 31, 2011.

Non-Performing Assets and Asset Classification. The Bank’s non-performing assets include foreclosed real estate and non-accrual loans. Troubled debt restructured loans (“TDRs”) are only considered non-performing assets if they are not performing in accordance with the terms of their restructured agreements.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $5.0 million at December 31, 2011.

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

Troubled Debt Restructured Loans. The Company considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the loan returns to performing status and yields a market interest rate equal to the current interest rate for new debt with similar risk. TDRs are evaluated by management on a regular basis utilizing the Company’s risk grading scale and must have a passing loan grade to be removed as a TDR. TDRs are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology. The Company does not participate in any specific government or Company sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

The following table sets forth information with respect to the Bank’s foreclosed real estate, non-accrual loans and TDRs. The table includes a breakdown between non-performing and impaired loans.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Foreclosed real estate	$5,029	$10,469	$923	$-	$-

Non-performing loans
Non-accrual loans with impairment	$4,517	$4,506	$8,947	$1,743	$-
Non-accrual loans with no impairment	4,194	8,715	10,340	3,193	414
TDRs not performing according to terms	800	297	-	-	-

Total non-performing loans	$9,511	$13,518	$19,287	$4,936	$414

Total non-performing assets	$14,540	$23,987	$20,210	$4,936	$414

Impaired loans
Non-accrual loans with impairment	$4,517	$4,506	$8,947	$1,743	$-
Performing loans with impairment	4,287	-	-	-	-
TDRs not performing according to terms	800	297	-	-	-
TDRs performing according to terms	11,113	16,585	11,601	-	755

Total impaired loans	$20,717	$21,388	$20,548	$1,743	$755

Non-performing loans to total loans	1.32%	2.04%	3.09%	0.90%	0.25%
Allowance for loan losses to nonperforming loans	80.49%	56.73%	38.74%	104.25%	383.40%
Nonperforming assets to total assets	1.48%	2.71%	2.48%	0.69%	0.07%
Nonperforming assets and TDRs to total assets	2.61%	4.58%	3.90%	0.69%	0.20%

Foreclosed real estate has decreased as the Bank continues to resolve problem loans. At December 31, 2011, $2.5 million or 49.8% of foreclosed real estate was related to one acquisition and development project. Decreases in both non-accrual loans and foreclosed real estate were the primary factors in the current year decrease in nonperforming assets from 2.71% to 2.48%. The $5.4 million or 65.2% decrease in non-accrual commercial real estate loans attributed to the largest decrease in non-performing loans. Other non-performing loan types increased a net of $1.4 million compared to December 31, 2010. At December 31, 2011, the Bank had 35 non-performing loans, which were predominantly collateralized. Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion, preserve the most value for the Company. The below schedule provides the details by loan portfolio of non-performing loans for the dates indicated. The Company recognized $792,725 and $860,754 in interest income on impaired loans outstanding at year end for the years ended December 31, 2011 and 2010.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real Estate Loans
Commercial	$2,866	$8,243	$6,367	$1,208	$-
Residential first mortgage	2,439	1,747	339	-	274
Construction and land development	1,414	984	9,504	1,840	-
Home equity and second mortgage	291	233	-	-	-
Commercial loans	2,264	2,262	2,192	903	60
Consumer loans	1	1	23	148	80
Commercial equipment	236	48	862	837	-
Total	$9,511	$13,518	$19,287	$4,936	$414

During the years ended December 31, 2011 and December 31, 2010, gross interest income of $415,104 and $875,170, respectively, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.

At December 31, 2011, the Bank had 15 troubled debt restructured loans of which $11.1 million or 93.3% were performing according to the terms of their restructured agreements. At December 31, 2010, there were three non-performing TDRs totaling $799,715, which had specific loan loss reserves of $250,000. Management continues to monitor these loans and is working to resolve these loans in a manner which will, in our opinion, preserve the most value for the Company. The below schedule provides the details by loan portfolio of TDRs for the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Real Estate Loans
Commercial	$7,697	$6,848	$6,706	$-	$755
Residential first mortgage	-	929	394	-	-
Construction and land development	1,717	-	-	-	-
Commercial loans	2,369	8,834	4,441	-	-
Commercial equipment	130	271	60	-	-
Total	$11,913	$16,882	$11,601	$-	$755

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$7,669	$7,471	$5,146	$4,482	$3,784
Charge-offs:
Real Estate Loans
Commercial	1,249	526	-	-	29
Residential first mortgages	49	63	-	-	-
Construction and land development	213	2,249	187	287	-
Home equity and second mortgage	-	71	98	-	-
Commercial loans	2,441	569	608	202	73
Consumer loans	3	10	32	67	56
Commercial equipment	150	256	223	83	-
Total Charge-offs:	4,105	3,744	1,148	639	158
Recoveries:
Residential first mortgages	1	-	-	-	-
Construction and land development	-	1	-	-	-
Consumer loans	1	7	-	2	2
Commercial loans	2	-	-	-	-
Total Recoveries	4	8	-	2	2
Net charge-offs	4,101	3,736	1,148	637	156
Provision for Possible Loan Losses	4,087	3,934	3,473	1,301	855
Balance at End of Period	$7,655	$7,669	$7,471	$5,146	$4,482

Allowance for loan losses to total loans	1.07%	1.16%	1.20%	0.94%	0.98%
Net charge-offs to average loans	0.61%	0.61%	0.20%	0.13%	0.04%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans
Commercial	$2,525	51.55%	$3,314	50.72%	$2,660	46.88%	$2,009	43.11%	$1,739	41.55%
Residential first mortgage	539	22.90%	204	20.52%	128	18.59%	105	19.07%	266	19.83%
Construction and land development	354	5.11%	1,267	6.41%	1,696	10.00%	1,295	10.50%	1,125	11.03%
Home equity and second mortgage	144	3.36%	98	3.68%	131	4.02%	102	4.63%	98	5.38%
Commercial loans	3,850	14.19%	2,551	15.77%	2,110	17.38%	1,248	18.59%	930	16.41%
Consumer loans	20	0.14%	32	0.19%	64	0.26%	43	0.37%	96	0.54%
Commercial equipment	223	2.75%	203	2.71%	682	2.87%	344	3.73%	228	5.26%
Total allowance for loan losses	$7,655	100.00%	$7,669	100.00%	$7,471	100.00%	$5,146	100.00%	$4,482	100.00%

The Bank closely monitors the payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size and composition of the loan portfolio, the Bank’s historical loss experience, including trends in non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2011 Annual Report to Stockholders.

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

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2011, 2010, and 2009, their estimated fair value was $201 million, $168 million, and $148 million, respectively.

	At December 31,
	(Dollars in Thousands)
	2011	2010	2009
Asset-backed securities:
Freddie Mac and Fannie Mae	$180,638	$144,861	$121,510
Other	9,839	12,463	19,006
Total asset-backed securities	190,477	157,324	140,516

Corporate equity securities	37	37	39
Bond mutual funds	4,080	3,820	3,654
Treasury bills	750	753	-
Other Investments	-	-	5
Total investment securities	195,344	161,934	144,214
FHLB and Federal Reserve Bank stock	5,587	6,316	6,936
Total investment securities and FHLB and Federal Reserve Bank stock	$200,931	$168,250	$151,150

The maturities and weighted average yields for investment securities available for sale (AFS) and held to maturity (HTM) at December 31, 2011 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
AFS Investment securities:
Corporate equity securities	$37	0.00%	$-	0.00%	$-	0.00%	$-	0.00%
Asset-backed securities	21,591	1.64%	13,001	1.70%	2,368	1.82%	302	3.25%
Mutual funds	3,840	3.41%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$25,468	1.91%	$13,001	1.70%	$2,368	1.82%	$302	3.25%

HTM Investment securities:
Asset-backed securities	$65,186	1.98%	$61,169	2.10%	$19,882	2.05%	$6,530	2.10%
Treasury bills	750	0.09%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$65,936	1.96%	$61,169	2.10%	$19,882	2.05%	$6,530	2.09%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity.

Deposits and Other Sources of Funds

General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and nine branches in the Southern Maryland area. Total deposits were $827.3 million as of December 31, 2011. The Bank uses borrowings and other sources to supplement funding from deposits.

Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of ACCEL/Exchange, Cirrus, Maestro and Star ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2011, the Bank had $19.0 million in deposits from brokers compared to $25.0 million at December 31, 2010. In addition the Bank utilizes the Certificate of Deposit Account Registry Service (CDARS) to provide existing customers with additional access to FDIC insurance. At December 31, 2011, the Bank maintained CDARS deposits of $34.9 million compared to $35.2 million at December 31, 2010.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Year Ended December 31,
	(Dollars in Thousands)
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$31,446	0.35%	$30,355	0.41%	$28,486	0.16%
Interest-bearing demand and money market accounts	217,183	1.00%	161,494	0.94%	142,513	1.02%
Certificates of deposit	434,811	1.94%	421,525	2.21%	355,489	3.02%
Total interest-bearing deposits	683,440		613,374		526,488
Noninterest-bearing demand deposits	66,105		65,041		53,584
	$749,545	1.43%	$678,415	1.61%	$580,072	2.11%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2011.

Time Deposit Maturity Period	$100,000 or More	$250,000 or More
	(Dollars in Thousands)
Three months or less	$45,992	$6,906
Three through six months	33,920	13,043
Six through twelve months	61,171	19,930
Over twelve months	95,540	41,937
Total	$236,623	$81,816

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

	At or for the Year Ended December 31,
	(Dollars in Thousands)
	2011	2010	2009
Long-term debt
Long-term debt outstanding at end of period	$60,577	$70,624	$75,670
Weighted average rate on outstanding long-term debt at end of period	3.33%	3.24%	3.26%
Maximum outstanding long-term debt of any month end	60,620	70,666	100,692
Average outstanding long-term debt, during period	61,421	70,823	94,745
Approximate average rate paid on long-term debt during period	3.32%	3.22%	3.70%
Short-term borrowings
Short-term borrowings outstanding at end of period at end of period	$-	$816	$13,081
Weighted average rate on short-term borrowings at end of period	0.00%	0.00%	0.34%
Maximum outstanding short-term borrowings at any month end during period	15,703	11,322	13,081
Average outstanding short-term borrowings	2,168	2,973	1,421
Approximate average rate paid on short-term borrowings	1.91%	1.41%	2.06%

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

SUPERVISION AND REGULATION

Regulation of the Company

General. As a bank holding company, the Company is subject to comprehensive regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The following discussion summarizes certain of the regulations applicable to the Company but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Acquisition of Control. A bank holding company, with certain exceptions, must obtain Federal Reserve Board approval before (1) acquiring ownership or control of another bank or bank holding company if it would own or control more than 5% of such shares or (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging with another bank holding company. In evaluating such application, the Federal Reserve Board considers factors such as the financial condition and managerial resources of the companies involved, the convenience and needs of the communities to be served and competitive factors. Federal law provides that no person may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator. Control is defined to mean direct or indirect ownership, control of 25% or more of any class of voting stock, control of the election of a majority of the bank’s directors or a determination by the Federal Reserve Board that the acquirer has or would have the power to exercise a controlling influence over the management or policies of the institution.

Permissible Activities. A bank holding company is limited in its activities to banking, managing or controlling banks, or providing services for its subsidiaries. Other permitted non-bank activities have been identified as closely related to banking. Bank holding companies that are “well capitalized” and “well managed” and whose financial institution subsidiaries have satisfactory Community Reinvestment Act records can elect to become “financial holding companies,” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. The Company has not opted to become a financial holding company.

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

The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution.

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

Sources of Strength. The Dodd-Frank Act codified the source of strength doctrine requiring bank holding companies to serve as a source of strength for their depository subsidiaries, by providing capital, liquidity and other support in times of financial stress. The regulatory agencies are required, under the Act, to issue implementing regulations.

Stock Repurchases. The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption. This requirement does not apply to bank holding companies that are “well capitalized,” “well-managed” and are not the subject of any unresolved supervisory issues.

Capital Requirements. Bank holding companies are required to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See “– Regulation of the Bank – Capital Adequacy.” The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion. The revised capital requirements are subject to certain grandfathering and transition rules. The Company is currently considered a grandfathered institution under these rules.

Regulation of the Bank

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Reserve and FHLB systems. The Bank is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the Federal Reserve Board.

The Dodd-Frank Act established the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function currently handled by federal bank regulatory agencies. However, institutions of less than $10 billion, such as the Bank, will continue to be examined for compliance with consumer protection or fair lending laws and regulations by, and be subject to enforcement authority of their potential regulators.

The following discussion summarizes certain regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Capital Adequacy. The regulations of the Federal Reserve Board require bank holding companies and state member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 4.0%. The Federal Reserve Board has broad authority to require a higher level of Tier 1 capital.

The risk-based capital rules of the Federal Reserve Board require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon risk weighted assets. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock less intangible assets. Tier 2 capital elements include, subject to limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on available for sale equity securities.

The risk-based capital regulations assign balance sheet assets and off-balance sheet obligations to one of four broad risk categories. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of 8%, with at least 4% as Tier 1 capital. In calculating these ratios: (1) Tier 2 capital is limited to no more than 100% of Tier 1 capital; and (2) the aggregate amount of certain types of Tier 2 capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets. The Federal Reserve Board also has authority to establish individual minimum capital requirements for an institution.

Prompt Corrective Regulatory Action. The Federal Reserve Board classifies state member banks by capital levels and is authorized to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. A well capitalized bank is one that is not subject to any regulatory capital order to meet specific capital levels and has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (1) 4% or (2) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2011, the Bank was well capitalized as defined by the Federal Reserve Board’s regulations.

Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within Maryland and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Federal Reserve Board may approve interstate branching by merger by state member banks in any state that did not opt out and de novo in states that specifically allow for such branching.

Dividend Limitations. Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. Maryland banks are further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

Without the approval of the Federal Reserve Board, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would be undercapitalized after payment of the dividend. within the meaning of the prompt corrective action regulations discussed above.

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s existing assessment system, insured institutions are assigned to one of four categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from 7 to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued a final rule regarding the risk-based deposit insurance assessment system that better reflects the risks to the Deposit Insurance Fund. Under the final rule, effective April 1, 2011 assessment rates ranged from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That prepayment, which include an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.

The deposit insurance per account owner was recently raised to $250,000 for all types of accounts. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010. The Dodd-Frank Act extended the unlimited coverage of certain noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2011, the Bank met applicable Federal Reserve Board reserve requirements.

Transactions with Affiliates. A state member bank is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2011, we had no transactions with affiliates.

Loans to directors, executive officers and principal stockholders of a state member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus, or any loans cumulatively aggregating $500,000 or more, must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

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

Personnel

As of December 31, 2011, the Bank had 144 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Michael L. Middleton (64 years old) is Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank until April 1, 2010. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, serving as Chairman of the Board in 2004. Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He is Chairman Elect of the Maryland Bankers Association, a trustee for the College of Southern Maryland, and serves on the Federal Reserve’s Community Depository Institutions Advisory Council. He also serves on several philanthropic and civic boards.

William J. Pasenelli (53 years old) is Executive Vice President and Chief Financial Officer of the Company and President and Chief Financial Officer of the Bank. Mr. Pasenelli joined the Bank as Chief Financial Officer in April 2000 and was named President in 2010. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups.

Gregory C. Cockerham (57 years old) joined the Bank in 1988. He serves as the Bank’s Executive Vice President – Chief Lending Officer. Prior to joining the Company he was retail Vice President of Maryland National Bank. Mr. Cockerham serves as Chairman of the College of Southern Maryland Foundation and the Maryland Title Center. He is a Paul Harris Fellow and Foundation Chair with the Rotary Club of Charles County and serves on various civic boards in Charles County.

James M. Burke (43 years old) joined the Bank in 2006. He serves as the Bank’s Executive Vice President – Chief Credit Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has almost 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of Civista Medical Center and is active in other civic groups.

James F. DiMisa (52 years old) joined the Bank in 2006. He serves as Executive Vice President- Chief Operating Officer. Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. DiMisa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration.

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

Our provision for loan losses has increased during each of the last five years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2011, we recorded a provision for loan losses of $4.1 million. We also recorded net loan charge-offs of $4.1 million. Our non-performing assets, including troubled debt restructures and other real estate owned, decreased in 2011 from $40.6 million, or 4.58% of total assets, at December 31, 2010 to $26.5 million, or 2.61% of total assets, at December 31, 2011. Additionally, at December 31, 2011, loans that were classified as either special mention, substandard, doubtful or loss totaled $68.5 million. If the economy and/or the real estate market continue to weaken, more of our classified loans may become non-performing and we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our financial condition and results of operations.

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

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2011, our loan portfolio consisted of $370.4 million, or 51.5%, of commercial real estate loans, $102.0 million, or 14.2%, of commercial business loans and $19.8 million, or 2.8%, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2011 $164.5 million, or 22.9% of our total loan portfolio consisted of one- to four-family residential mortgage loans, and $24.1 million, or 3.4%, of our total loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial business and commercial equipment loans increased $133.3 million, or 37.2%, from $358.8 million at December 31, 2008 to $492.1 million at December 31, 2011. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

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

The cost of the capital we received from the Series C Preferred Stock will increase significantly if the level of our “Qualified Small Business Lending” does not represent an increase from our “baseline” level.

The dividend rate on the Series C Preferred Stock we issued to the United States Department of Treasury (the “Treasury”) under the Small Business Lending Fund Program can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Securities Purchase Agreement entered into in connection with the issuance of the Series C Preferred Stock, the dividend rate for the initial dividend period has been set at one percent. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent and five percent per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed between one percent and seven percent based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent. In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary of the Treasury, on each share of Series C Preferred Stock outstanding, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than currently. Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2011, we held 19.3% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the second largest market share of deposits out of the 13 financial institutions that held deposits in these counties. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We may be adversely affected by economic conditions in our market area, which is significantly dependent on federal government and military employment, as well as national and international economic conditions.

Our marketplace is primarily in the counties of Charles, Calvert and St. Mary’s, Maryland and the neighboring communities. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, D.C. metropolitan area. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, D.C. and Southern Maryland area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area. As a result, a downturn in federal government or military employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation’s resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions and required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

The trading history of our common stock is characterized by low trading volume and volatility.

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

Beginning in 2007 and through the present, the business environment for financial services firms has been extremely challenging. During this period, many publicly traded financial services companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies. We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

While the U.S. and other governments continue efforts to restore confidence in financial markets and promote economic growth, we cannot assure you that further market and economic turmoil will not occur in the near- or long-term, negatively affecting our business, financial condition and results of operations, as well as the price, trading volume and volatility of our common stock.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Company and the Bank are subject to extensive regulation, supervision and examination as noted in the Supervision and Regulation section of this Form 10K. The regulation and supervision by the Commissioner of Financial Regulation of the State of Maryland, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Tri-County Financial Corporation common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify the Bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Provisions of our articles of incorporation, bylaws and Maryland law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Provisions in our articles of incorporation and bylaws and Maryland corporate law could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Maryland laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Bank maintains its main office in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland. The Bank owns all of its branches except for the Dunkirk, Maryland branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. Lease expiration dates range from 2020 to 2028 with renewal options of 5 to 10 years. The total net book value of the properties at December 31, 2011 was $12.7 million which included $7.8 million related to buildings and improvements.

The Bank is building an operations center in Waldorf, Maryland and a branch in King George, Virginia. Both projects are scheduled for completion in the second quarter of 2012.

Item 3.  Legal Proceedings

Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2011 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Stock Performance Graph.

Not required as the Company is a smaller reporting company.

Recent Sales of Unregistered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer.

On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2011.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2011	-	-	-	115,006
November 1-30, 2011	-	-	-	115,006
December 1-31, 2011	-	-	-	115,006
Total	-	-	-	115,006

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

(c)          Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

(d)          Equity Compensation Plan Information

The Company maintains the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plan as of December 31, 2011.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity plans approved by security holders	218,144	$18.59	114,855
Equity compensation plans not approved by security holders (1)	46,012	$14.64	-
Total	264,156	$17.90	114,855

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

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).
3.2	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010
4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011
10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.
10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.
10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005
10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.
10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.15*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.16*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.17*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.18*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.21*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011
10.22*

Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock

Form 8-K as filed on September 23, 2011
10.23*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011
10.24*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.25*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
13.0	Annual Report to Stockholders for the year ended December 31, 2011
14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.
21.0	List of Subsidiaries
23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
99.1	Principal Executive Officer Certification regarding TARP
99.2	Principal Executive Officer Certification regarding TARP
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(*)	Management contract or compensating arrangement.
(**)	Furnished not filed.

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

TRI-COUNTY FINANCIAL CORPORATION

Date: March 9, 2012	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, President and Chief Executive Officer		Director, Executive Vice President and Chief
	(Principal Executive Officer)		Financial Officer
(Principal Financial and Accounting Officer)

Date: March 9, 2012			Date: March 9, 2012

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 9, 2012			Date: March 9, 2012

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 9, 2012			Date: March 9, 2012

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 9, 2012			Date: March 9, 2012

By:	/s/ Mary Todd Peterson
Mary Todd Peterson
Director

Date: March 9, 2012

