Form 10-Q
period 2012-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2012-05-11
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes ☐   No ☒

As of April 30, 2012, the registrant had 3,041,582 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$10,830,866	$13,074,091
Federal funds sold	370,000	5,040,000
Interest-bearing deposits with banks	563,011	1,004,098
Securities available for sale (AFS), at fair value	34,147,730	41,827,612
Securities held to maturity (HTM), at amortized cost	140,636,265	153,516,839
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,988,900	5,587,000
Loans receivable - net of allowance for loan losses of $7,915,798 and $7,655,041	722,942,471	710,088,775
Premises and equipment, net	17,963,404	16,440,902
Foreclosed real estate	4,467,834	5,028,513
Accrued interest receivable	2,996,328	3,027,784
Investment in bank owned life insurance	18,257,291	18,098,085
Other assets	9,427,404	10,746,024

Total Assets	$968,591,504	$983,479,723

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$78,817,029	$81,097,622
Interest-bearing deposits	726,872,082	746,155,579
Total deposits	805,689,111	827,253,201
Short-term borrowings	7,000,000	-
Long-term debt	60,564,433	60,576,595
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	6,643,551	8,195,829

Total Liabilities	891,897,095	908,025,625

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; Issued 3,045,949 and 3,026,557 shares, respectively	30,459	30,266
Additional paid in capital	17,635,165	17,367,403
Retained earnings	39,762,446	38,712,194
Accumulated other comprehensive gain	247,693	289,599
Unearned ESOP shares	(981,354)	(945,364)

Total Stockholders’ Equity	76,694,409	75,454,098

Total Liabilities and Stockholders' Equity	$968,591,504	$983,479,723

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Loans, including fees	$9,224,883	$8,860,571
Taxable interest and dividends on investment securities	881,817	969,837
Interest on deposits with banks	1,684	1,382
Total Interest and Dividend Income	10,108,384	9,831,790

Interest Expenses
Deposits	2,412,342	2,608,520
Short-term borrowings	15,841	14,433
Long-term debt	595,502	599,364
Total Interest Expenses	3,023,685	3,222,317

Net Interest Income	7,084,699	6,609,473
Provision for loan losses	341,074	2,005,830
Net Interest Income After Provision For Loan Losses	6,743,625	4,603,643

Noninterest Income
Loan appraisal, credit and miscellaneous charges	181,314	158,098
Net losses on sale of foreclosed real estate	(96,917)	-
Income from bank owned life insurance	159,206	159,695
Service charges	536,512	426,959
Gain on sale of loans held for sale	65,975	25,575
Total Noninterest Income	846,090	770,327

Noninterest Expenses
Salary and employee benefits	3,319,866	2,751,474
Occupancy expense	437,472	417,391
Advertising	80,008	118,696
Data processing expense	368,440	282,753
Professional fees	225,209	217,088
Depreciation of furniture, fixtures, and equipment	134,925	99,529
Telephone communications	43,774	42,024
Office supplies	62,062	38,791
FDIC insurance	443,615	326,319
Valuation allowance on foreclosed real estate	300,000	315,883
Other	482,048	501,276
Total Noninterest Expenses	5,897,419	5,111,224

Income before income taxes	1,692,296	262,746
Income tax expense	587,043	21,248
Net Income	$1,105,253	$241,498
Preferred stock dividends	50,000	211,733
Net Income Available to Common Shareholders	$1,055,253	$29,765

Net Income	$1,105,253	$241,498
Other comprehensive income net of tax:
Net unrealized holding losses arising during period	(41,906)	(97,450)
Comprehensive income	$1,063,347	$144,048

Earnings Per Common Share
Basic	$0.35	$0.01
Diluted	0.35	0.01
Cash dividends declared per common share	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,105,253	$241,498
Adjustments to reconcile net income to net cash provided (used) by operating activities:

Provision for loan losses	341,074	2,005,830
Depreciation and amortization	249,149	214,957
Loans originated for resale	(1,718,600)	(1,476,600)
Proceeds from sale of loans originated for sale	1,774,555	1,491,984
Gain on sale of loans held for sale	(65,975)	(25,575)
Net loss on the sale of foreclosed real estate	96,917	-
Net amortization of premium/discount on investment securities	116,842	45,142
Increase in foreclosed real estate valuation allowance	300,000	315,883
Increase in cash surrender of bank owned life insurance	(159,206)	(159,695)
Deferred income tax benefit	(333,582)	(37,136)
Decrease (Increase) in accrued interest receivable	31,456	(206,567)
Stock based compensation	201,060	241,036
(Decrease) Increase in deferred loan fees	(33,169)	75,657
Decrease in accounts payable, accrued expenses, other liabilities	(1,552,278)	(1,151,934)
Decrease (Increase) in other assets	1,673,791	(1,738,166)

Net cash provided (used) by operating activities	2,027,287	(163,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(27,457)	(30,943)
Proceeds from sale, redemption or principal payments of investment securities available for sale	7,641,683	4,055,862
Purchase of investment securities held to maturity	(849,785)	(99,951)
Proceeds from maturities or principal payments of investment securities held to maturity	13,615,678	13,367,862
Net decrease of FHLB and Federal Reserve stock	(401,900)	(38,400)
Loans originated or acquired	(58,330,528)	(47,637,459)
Principal collected on loans	45,043,677	51,751,940
Purchase of premises and equipment	(1,771,651)	(229,705)
Proceeds from sale of foreclosed real estate	299,032	-

Net cash provided by investing activities	5,218,749	21,139,206

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(21,564,090)	$(2,574,582)
Payments of long-term borrowings	(12,162)	(10,011,685)
Net increase (decrease) in short term borrowings	7,000,000	(363,332)
Exercise of stock options	66,895	49,560
Dividends paid	(55,001)	(211,733)
Net change in unearned ESOP shares	(35,990)	(32,742)
Redemption of common stock	-	(141,863)

Net cash used in financing activities	(14,600,348)	(13,286,377)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(7,354,312)	$7,689,143
CASH AND CASH EQUIVALENTS - JANUARY 1	19,118,189	9,823,436
CASH AND CASH EQUIVALENTS - MARCH 31	$11,763,877	$17,512,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$2,941,360	$3,329,167
Income taxes	$-	$-
Transfer from loans to foreclosed real estate	$135,270	$1,156,723
Issuance of common stock for payment of compensation	$201,060	$241,036

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2011 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2012 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Annual Report.

2.	NATURE OF BUSINESS

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and King George, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

3.	FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1 inputs - Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Real Estate

Foreclosed real estate is adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed real estate is carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis.

	March 31, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$27,591,074	$-	$27,591,074	$-
MBS	2,419,025	-	2,419,025	-
Corporate equity securities	37,383	-	37,383	-
Bond mutual funds	4,100,248	-	4,100,248	-
Total available for sale securities	$34,147,730	$-	$34,147,730	$-

	December 31, 2011
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$35,062,072	$-	$35,062,072	$-
MBS	2,648,043	-	2,648,043	-
Corporate equity securities	37,262	-	37,262	-
Bond mutual funds	4,080,235	-	4,080,235	-
Total available for sale securities	$41,827,612	$-	$41,827,612	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the table below.

	March 31, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$5,958,423	$-	$5,958,423	$-
Construction and land development	1,313,550	-	1,313,550	-
Home equity and second mtg.	54,318	-	54,318	-
Residential first mortgage	504,778	-	504,778	-
Commercial loans	1,430,939	-	1,430,939	-
Total loans with impairment	$9,262,008	$-	$9,262,008	$-

Foreclosed Real Estate	$4,467,834	$-	$4,467,834	$-

	December 31, 2011
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$1,170,467	$-	$1,170,467	$-
Construction and land development	1,313,550	-	1,313,550	-
Residential first mortgage	505,206	-	505,206	-
Commercial loans	5,110,241	-	5,110,241	-
Total loans with impairment	$8,099,464	$-	$8,099,464	$-

Foreclosed Real Estate	$5,028,513	$-	$5,028,513	$-

Loans with impairment have unpaid principal balances of $11,394,904 and $10,096,399 at March 31, 2012 and December 31, 2011, respectively, and include impaired loans with a specific allowance.

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

Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2012 and 2011, there were 187,367 and 102,524 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2012	2011
Net Income	$1,105,253	$241,498
Less: dividends payable on preferred stock	(50,000)	(211,733)
Net income available to common shareholders	$1,055,253	$29,764

Average number of common shares outstanding	3,037,380	3,009,516
Effect of dilutive options	8,939	44,361
Average number of shares used to calculate diluted earnings per share	3,046,319	3,053,877

6.	STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $65,522 and $50,888 for the three months ended March 31, 2012 and 2011, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation included director compensation for stock granted in lieu of cash compensation. All outstanding options were fully vested at December 31, 2011. The Company has not granted any stock options since 2007.

The fair value of the Company’s employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee. The following tables below summarize outstanding and exercisable options at March 31, 2012 and December 31, 2011.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(5,756)	12.64	9,338
Expired	-
Forfeited	(2,044)	19.73
Outstanding at March 31, 2012	256,356	$18.00	$395,637	1.8

Exercisable at March 31, 2012	256,356	$18.00	$395,637	1.8

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392
Granted at fair value	-	-
Exercised	(33,163)	8.75	286,061
Expired	(338)	8.44
Forfeited	(1,580)	15.00

Outstanding at December 31, 2011	264,156	$17.90	$175,911	1.7

Exercisable at December 31, 2011	264,156	$17.90	$175,911	1.7

Options outstanding are all currently exercisable and are summarized as follows:

Number Outstanding	Weighted Average	Weighted Average
March 31, 2012	Remaining Contractual Life	Exercise Price

14,891	1 years	$11.56
54,098	2 years	12.95
85,817	3 years	15.89
80,138	4 years	22.29
21,411	6 years	27.70
256,356		18.00

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $395,637 and $175,911 at March 31, 2012 and December 31, 2011, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.00 and $15.00 at March 31, 2012 and December 31, 2011, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables below summarize the unvested restricted stock awards and units outstanding at March 31, 2012 and December 31, 2011.

	Restricted Stock		Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at December 31, 2011	8,113	$16.47	6,845	$15.00
Granted	12,329	14.25	2,105	17.00
Vested	(4,110)	14.25	(3,739)	14.80

Nonvested at March 31, 2012	16,332	$15.35	5,211	$17.00

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$15.00
Granted	12,934	16.49	3,106	15.00
Vested	(7,541)	14.86	-	-

Nonvested at December 31, 2011	8,113	$16.47	6,845	$15.00

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $155,000 for Capital Trust II’s common securities, to purchase $5,155,000 of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company.

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

8.	PREFERRED STOCK

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

The Series C Preferred Stock is non-voting, except in limited circumstances. If the Company misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The Series C Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of our federal banking regulator. The Company is permitted to repay its SBLF funding in increments of 25% or $5.0 million, subject to the approval of our federal banking regulator.

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

Redemption of Series A and B Preferred Stock - Troubled Asset Relief Program’s (TARP) Capital Purchase Program

On September 22, 2011, the Company entered into a letter agreement (the “Repurchase Letter”) with the United States Department of the Treasury (the “Treasury”), in which the Company agreed to redeem, out of the proceeds of the issuance of the Series C Preferred Stock, all 15,540 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $15,619,858, including accrued but unpaid dividends to the date of redemption and all 777 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the “Series B Preferred Stock”), for a redemption price of $784,187, including accrued but unpaid dividends to the date of redemption.

The Company issued Series A Preferred Stock and Series B Preferred Stock on December 19, 2008. It was outstanding until redemption of 100% of all Series A Preferred Stock and Series B Preferred Stock on September 22, 2011. The annual dividend rates paid for Series A Preferred Stock and Series B Preferred Stock were 5% and 9%, respectively.

9.	SECURITIES

	March 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$2,198,032	$220,993	$-	$2,419,025
Residentail CMOs	27,422,010	206,783	37,719	27,591,074
Corporate equity securities	37,310	353	280	37,383
Bond mutual funds	3,867,930	232,318	-	4,100,248
Total securities available for sale	$33,525,282	$660,447	$37,999	$34,147,730

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,530,026	$1,041,114	$3,048	$35,568,092
Residential CMOs	95,897,681	753,329	146,151	96,504,859
Asset-backed securities issued by Others:				-
Residential MBS	-	-	-	-
Residential CMOs	9,358,693	80,910	1,018,025	8,421,578
Total debt securities held to maturity	139,786,400	1,875,353	1,167,224	140,494,529

U.S. government obligations	849,865	4	-	849,869
Other investments	-	-	-	-
Total securities held to maturity	$140,636,265	$1,875,357	$1,167,224	$141,344,398

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$2,412,959	$235,084	$-	$2,648,043
Residentail CMOs	34,848,180	248,508	34,616	35,062,072
Corporate equity securities	37,310	241	289	37,262
Bond mutual funds	3,840,473	239,762	-	4,080,235
Total securities available for sale	$41,138,922	$723,595	$34,905	$41,827,612

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$35,929,199	$854,497	$10,960	$36,772,736
Residential CMOs	106,998,467	1,104,141	27,411	108,075,197
Asset-backed securities issued by Others				-
Residential CMOs	9,839,222	15,364	1,421,477	8,433,109
Total debt securities held to maturity	152,766,888	1,974,002	1,459,848	153,281,042

U.S. government obligations	749,951	-	-	749,951
Total securities held to maturity	$153,516,839	$1,974,002	$1,459,848	$154,030,993

At March 31, 2012, certain asset-backed securities with a carrying value of $53.3 million were pledged to secure certain deposits. At March 31, 2012, asset-backed securities with a carrying value of $12.5 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At March 31, 2012 and December 31, 2011, the AFS and HTM asset-backed securities investment portfolios were $169,796,499, or 97% and $190,477,003, or 98%, respectively, of the Company’s total AFS and HTM portfolios.

At March 31, 2012, 95% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or equivalent credit rating from other major rating agency. AFS asset-backed securities issued by GSEs had an average life of 2.22 years and average duration of 2.14 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.28 years and average duration of 3.04 years and are guaranteed by their issuer as to credit risk.

At December 31, 2011, 96% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or equivalent credit rating from other major rating agency. AFS asset-backed securities issued by GSEs had an average life of 1.65 years and average duration of 1.61 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 2.72 years and average duration of 2.57 years and are guaranteed by their issuer as to credit risk.

During the three months ended March 31, 2012 and for the year ended December 31, 2011, there were no sales of available for sale securities or held to maturity securities.

We believe that the securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class. No charges related to other-than-temporary impairment were made during the three months ended March 31, 2012 and the year ended December 31, 2011. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single CMO issue. At March 31, 2012, the CMO issue has a par value of $1,030,000, a market fair value of $704,000 and a carrying value of $635,000.

Management has the ability and intent to hold the securities with unrealized losses classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary, except for the single CMO issue noted above, for which an other-than-temporary charge was recorded in 2009 in the amount of $148,000.

AFS Securities

At March 31, 2012, the AFS investment portfolio had a fair value of $34,147,730 with unrealized losses from their amortized cost of $37,999 on asset-backed securities and corporate securities with a fair value of $10,661,653. All unrealized losses were for less than twelve months.

At December 31, 2011, the AFS investment portfolio had a fair value of $41,827,612 with unrealized losses from their amortized cost of $34,905 on asset-backed securities and corporate securities with a fair value of $18,170,977. All unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2012 are as follows:

March 31, 2012	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities. issued by GSEs	$59,849,034	$127,556	$2,767,435	$21,643	$62,616,469	$149,199
Asset-backed securities issued by other	136,206	2,137	6,642,467	1,015,888	6,778,673	1,018,025
	$59,985,240	$129,693	$9,409,902	$1,037,531	$69,395,142	$1,167,224

At March 31, 2012, the HTM investment portfolio has an estimated fair value of $141,344,398, of which $69,395,142, or 49% of the securities, had some unrealized losses from their amortized cost. Of these securities, $62,616,469, or 90%, are mortgage-backed securities issued by GSEs and the remaining $6,778,673, or 10%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $149,199, or 0.11%, of the amortized cost of $130,427,707. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 2.90 years and an average duration of 2.72 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,018,025, or 10.88%, of the amortized cost of $9,358,693. HTM asset-backed securities issued by others with unrealized losses have an average life of 2.70 years and an average duration of 2.03 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2011 are as follows:

	Less Than 12		More Than 12
	Months		Months		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$30,220,777	$33,796	$2,847,703	$4,575	$33,068,480	$38,371
Asset-backed securities issued by other	131,301	11,507	6,632,200	1,409,970	6,763,501	1,421,477
	$30,352,078	$45,303	$9,479,903	$1,414,545	$39,831,981	$1,459,848

At December 31, 2011, the HTM investment portfolio has an estimated fair value of $154,030,993, of which $39,831,981, or 26% of the securities, had some unrealized losses from their amortized cost. Of these securities, $33,068,480, or 83%, are mortgage-backed securities issued by GSEs and the remaining $6,763,501, or 17%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $38,371, or 0.03%, of the amortized cost of $142,927,666. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 2.06 years and an average duration of 1.96 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,421,477, or 14.45%, of the amortized cost of $9,839,222. HTM asset-backed securities issued by others with unrealized losses have an average life of 2.35 years and an average duration of 1.61 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at March 31, 2012 and December 31, 2011 by carrying value. GSE asset-backed securities that were downgraded by Standard and Poor’s were treated as AAA based on regulatory guidance.

March 31, 2012		December 31, 2011
Credit Rating	Amount	Credit Rating	Amount
AAA	$160,726,235	AAA	$181,958,323
A+	138,225	A+	142,808
A	848,906	A	-
BBB	1,183,102	BBB	1,258,268
BBB-	1,032,175	BBB-	1,061,017
BB+	1,219,246	BB+	1,240,901
BB	291,921	BB	337,998
BB-	580,651	BB-	615,716
B+	212,697	B+	246,345
CCC+	3,563,341	CCC+	3,615,627
Total	$169,796,499	Total	$190,477,003

10.	FORECLOSED REAL ESTATE (OREO)

Foreclosed assets are presented net of an allowance for losses. An analysis of the activity in foreclosed assets is as follows.

	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$5,028,513	$10,469,302
Additions to underlying property	135,270	1,348,107
Disposals of underlying property	(395,949)	(462,146)
Valuation allowance	(300,000)	(315,883)
Balance at end of period	$4,467,834	$11,039,380

During the three months ended March 31, 2012, the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917.

Expenses applicable to foreclosed assets include the following.

	Three Months Ended March 31,
	2012	2011
Valuation allowance	$300,000	$315,883
Operating expenses	(1,701)	143,868
	$298,299	$459,751

Operating expenses for the three months ended March 31, 2012 included $7,600 in deposits refunded on sold foreclosed real estate.

11.	LOANS

Loans consist of the following:

	March 31, 2012	December 31, 2011

Commercial real estate	$387,062,534	$370,383,885
Residential first mortgages	171,910,733	164,543,309
Construction and land development	36,254,152	36,744,865
Home equity and second mortgage	23,455,588	24,138,324
Commercial loans	93,410,257	101,968,056
Consumer loans	960,745	1,000,983
Commercial equipment	18,567,449	19,760,753
	731,621,458	718,540,175
Less:
Deferred loan fees	763,189	796,359
Allowance for loan loss	7,915,798	7,655,041
	8,678,987	8,451,400

	$722,942,471	$710,088,775

At March 31, 2012, the Bank’s allowance for loan losses totaled $7,915,798 or 1.08% of loan balances as compared to $7,655,041 or 1.07% of loan balances at December 31, 2011. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, volume, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At December 31, 2011, gross loans included $2,356,196 from the sale of two foreclosed real estate properties that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition.” The Bank utilized the cost recovery method and deferred gain of $410,268. At March 31, 2012 and December 31, 2011, the deferred gain balance for these transactions was $410,268.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate

Commercial and other real estate projects include office buildings, retail locations, churches and other special purpose buildings. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to twenty years.

Loans secured by commercial real estate are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans made by the Bank are generally long term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.

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

Construction and Land Development

The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals.

A decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market has made it increasingly difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk has been heightened as the market value of residential property has declined.

Commercial Loans

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

Consumer Loans

The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

Commercial Equipment Loans

These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses and loan receivable balances for the three months ended March 31, 2012 and March 31, 2011, respectively, and the year ended December 31, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

At March 31, 2012	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(36,452)	-	-	-	(43,349)	(985)	-	(80,786)
Recoveries	-	-	-	-	469	-	-	469
Provisions	896,289	104,803	94,021	121,595	(1,014,365)	216	138,515	341,074
Balance at March 31,	$3,385,036	$644,008	$448,406	$265,138	$2,793,049	$18,350	$361,811	$7,915,798
Ending balance: individually evaluated for impairment	$788,146	$113,000	$100,000	$89,540	$892,200	$-	$150,010	$2,132,896
Ending balance: collectively evaluated for impairment	$2,596,890	$531,008	$348,406	$175,598	$1,900,849	$18,350	$211,801	$5,782,902
Loan receivables:
Ending balance	$387,062,534	$171,910,733	$36,254,152	$23,455,588	$93,410,257	$960,745	$18,567,449	$731,621,458
Ending balance: individually evaluated for impairment	$39,662,243	$5,725,407	$10,915,597	$463,601	$18,451,306	$74,928	$237,977	$75,531,059
Ending balance: collectively evaluated for impairment	$347,400,291	$166,185,326	$25,338,555	$22,991,987	$74,958,951	$885,817	$18,329,472	$656,090,399

At December 31, 2011	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(1,249,038)	(49,002)	(213,007)	-	(2,441,076)	(3,000)	(150,005)	(4,105,128)
Recoveries	-	967	-	-	1,936	968	-	3,871
Provisions	460,254	383,167	(699,233)	46,024	3,737,395	(11,058)	170,602	4,087,151
Balance at December 31,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Ending balance: individually evaluated for impairment	$423,093	$113,000	$100,000	$42,340	$1,318,502	$-	$-	$1,996,935
Ending balance: collectively evaluated for impairment	$2,102,106	$426,205	$254,385	$101,203	$2,531,792	$19,119	$223,296	$5,658,106
Loan receivables:
Ending balance	$370,383,885	$164,543,309	$36,744,865	$24,138,324	$101,968,056	$1,000,983	$19,760,753	$718,540,175
Ending balance: individually evaluated for impairment	$31,166,090	$5,849,538	$9,057,433	$492,319	$23,896,287	$82,036	$371,936	$70,915,639
Ending balance: collectively evaluated for impairment	$339,217,795	$158,693,771	$27,687,432	$23,646,005	$78,071,769	$918,947	$19,388,817	$647,624,536

At March 31, 2011	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(515,049)	(49,005)	(213,020)	-	(1,568,150)	(1,000)	(48,005)	(2,394,229)
Recoveries	-	-	-	-	-	1,029	-	1,029
Provisions	576,468	190,867	(83,322)	(2,064)	1,328,925	(3,785)	(1,259)	2,005,830
Balance at March 31,	$3,375,402	$345,935	$970,283	$95,455	$2,312,814	$28,453	$153,435	$7,281,777
Ending balance: individually evaluated for impairment	$514,829	$-	$-	$-	$1,375,209	$-	$-	$1,890,038
Ending balance: collectively evaluated for impairment	$2,860,573	$345,935	$970,283	$95,455	$937,605	$28,453	$153,435	$5,391,739
Loan receivables:
Ending balance	$343,071,081	$144,139,698	$36,204,608	$23,863,632	$89,365,928	$1,185,542	$17,841,327	$655,671,816
Ending balance: individually evaluated for impairment	$23,683,685	$4,773,045	$5,952,586	$359,050	$18,242,080	$154,821	$345,673	$53,510,940
Ending balance: collectively evaluated for impairment	$319,387,396	$139,366,653	$30,252,022	$23,504,582	$71,123,848	$1,030,721	$17,495,654	$602,160,876

Non-accrual and Past Due Loans

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. There were no accruing loans 90 days or greater past due at March 31, 2012 and December 31, 2011, respectively. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology.

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$2,082,925	8	$2,866,539	11
Residential first mortgages	2,329,042	8	2,438,771	7
Construction and land development	1,413,550	2	1,413,550	2
Home equity and second mortgage	271,599	6	291,285	7
Commercial loans	5,764,972	8	2,263,916	4
Consumer loans	-	-	500	1
Commercial equipment	232,396	3	236,056	3
	$12,094,484	35	$9,510,617	35

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $6,743,441 and $4,193,893 at March 31, 2012 and December 31, 2011, respectively. Interest due at stated rates, but not recognized on these balances at March 31, 2012 and December 31, 2011 was $245,635 and $172,399, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $5,351,043 and $5,316,724 at March 31, 2012 and December 31, 2011, respectively. Interest due not recognized on these balances at March 31, 2012 and December 31, 2011 was $312,687 and $242,705, respectively.

An analysis of past due loans as of March 31, 2012 and December 31, 2011 were as follows:

	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables

March 31, 2012

Commercial real estate	$384,809,078	$170,531	$-	$2,082,925	$2,253,456	$387,062,534
Residential first mortgages	168,954,057	627,634	-	2,329,042	2,956,676	171,910,733
Construction and land dev.	34,840,602	-	-	1,413,550	1,413,550	36,254,152
Home equity and second mtg.	22,788,386	345,802	49,801	271,599	667,202	23,455,588
Commercial loans	87,467,166	128,331	49,788	5,764,972	5,943,091	93,410,257
Consumer loans	960,745	-	-	-	-	960,745
Commercial equipment	18,210,932	102,143	21,978	232,396	356,517	18,567,449
Total	$718,030,966	$1,374,441	$121,567	$12,094,484	$13,590,492	$731,621,458

December 31, 2011

Commercial real estate	$367,415,647	$101,699	$-	$2,866,539	$2,968,238	$370,383,885
Residential first mortgages	160,785,337	1,319,201	-	2,438,771	3,757,972	164,543,309
Construction and land dev.	35,331,315	-	-	1,413,550	1,413,550	36,744,865
Home equity and second mtg.	23,618,693	228,346	-	291,285	519,631	24,138,324
Commercial loans	95,961,076	49,781	3,693,283	2,263,916	6,006,980	101,968,056
Consumer loans	991,838	8,645	-	500	9,145	1,000,983
Commercial equipment	19,450,929	24,869	48,899	236,056	309,824	19,760,753
Total	$703,554,835	$1,732,541	$3,742,182	$9,510,617	$14,985,340	$718,540,175

There were no accruing loans 90 days or greater past due at March 31, 2012 and December 31, 2011, respectively.

Credit Quality Indicators

A risk grading scale is used to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received, and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are subject to being risk rated.

Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (OAEM) or higher risk rating due to a delinquent payment history. At March 31, 2012 and December 31, 2011 $4,396,067 and $5,708,203 of these loans were rated OAEM or higher.

Management regularly reviews credit quality indicators as part of its individual loan reviews and on a monthly and quarterly basis. The overall quality of the Bank’s loan portfolio, including the composition of the loan portfolio, is assessed using the Bank’s risk grading scale, net charge-offs, nonperforming loans, delinquencies, performance of troubled debt restructured loans and the general economic conditions in the Southern Maryland market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process.

Loans subject to risk ratings are graded on a scale of 1 to 10.

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

Credit quality indicators as of March 31, 2012 and December 31, 2011 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	3/31/2012	12/31/2011	3/31/2012	12/31/2011

Unrated	$4,172,826	$1,003,553	$-	$-
Pass	346,425,136	338,952,446	25,338,555	27,687,432
Special mention	6,136,063	-	1,956,074	-
Substandard	30,328,509	30,391,213	8,959,523	9,057,433
Doubtful	-	-	-	-
Loss	-	36,673	-	-
Total	$387,062,534	$370,383,885	$36,254,152	$36,744,865

	Commercial Loans		Commercial Equipment
	3/31/2012	12/31/2011	3/31/2012	12/31/2011

Unrated	$1,562,442	$586,124	$765,702	$391,786
Pass	73,426,435	78,183,487	17,646,156	19,209,380
Special mention	146,342	-	-	-
Substandard	18,275,038	23,198,445	155,591	159,587
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$93,410,257	$101,968,056	$18,567,449	$19,760,753

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011

Performing	$169,581,691	$162,104,538	$23,183,989	$23,847,039	$960,745	$1,000,483
Nonperforming	2,329,042	2,438,771	271,599	291,285	-	500
Total	$171,910,733	$164,543,309	$23,455,588	$24,138,324	$960,745	$1,000,983

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

Interest payments made on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured. Interest recognized on impaired loans is on a cash basis. Impaired loans, including TDRs, at March 31, 2012 and March 31, 2011, respectively, and at December 31, 2011 were as follows:

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$12,629,243	$5,475,024	$6,746,569	$12,221,593	$788,146	$12,232,296	$154,142
Residential first mortgages	1,525,146	907,368	617,778	1,525,146	113,000	1,525,217	20,023
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,130,466	12,818
Home equity and second mtg.	143,858	-	143,858	143,858	89,540	143,858	-
Commercial equipment	150,010	-	150,010	150,010	150,010	150,677	927
Total	$21,796,252	$9,993,697	$11,394,904	$21,388,602	$2,132,896	$21,400,043	$204,642

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$8,405,656	$6,404,447	$1,593,560	$7,998,006	$423,093	$6,880,651	$375,203
Residential first mortgages	618,206	-	618,206	618,206	113,000	618,835	10,294
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,193,938	84,107
Home equity and second mtg.	42,340	-	42,340	42,340	42,340	42,340	-
Commercial loans	8,798,072	2,369,329	6,428,743	8,798,072	1,318,502	9,188,371	314,216
Commercial equipment	129,876	129,876	-	129,876	-	147,035	8,905
Total	$21,124,616	$10,620,567	$10,096,399	$20,716,966	$1,996,935	$20,071,170	$792,725

March 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$12,416,242	$5,475,444	$6,533,149	$12,008,593	$514,829	$12,102,416	$115,762
Commercial loans	10,124,696	3,375,014	5,574,201	8,949,215	1,375,209	9,851,544	129,855
Commercial equipment	271,083	271,083	-	271,083	-	271,132	4,413
Total	$22,812,021	$9,121,541	$12,107,350	$21,228,891	$1,890,038	$22,225,092	$250,030

At March 31, 2012 and December 31, 2011, impaired loans totaled $21,388,602 and $20,716,966, respectively. Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at March 31, 2012 and December 31, 2011 were $2,132,896 and $1,996,935, respectively.

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

TDRs, included in the impaired loan schedule above, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$6,727,162	11	$7,696,921	10
Residential first mortgages	907,368	2	-	-
Construction and land development	1,716,915	1	1,716,915	1
Commercial loans	1,894,390	2	2,369,329	3
Commercial equipment	-	-	129,876	1
	$11,245,835	16	$11,913,041	15

At March 31, 2012, $10,484,022 or 93.3% of TDRs were performing according to the terms of their restructured agreements compared to $11,113,326 or 93.3% at December 31, 2011. All nonperforming TDRs relate to restructured agreements entered into before 2011. Allocations of the allowance for loan losses relative to TDR impaired loans at March 31, 2012 and December 31, 2011 were $330,985 and $300,000, respectively. Interest income in the amount of $136,019 and $524,397 was recognized on these loans for the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

During the three months ended March 31, 2012, the Bank modified four commercial real estate loans totaling $1,210,548 and two residential first mortgages totaling $907,368.

For the year ended December 31, 2011, TDR loans charged-off or transferred to foreclosed real estate were $187,891. TDRs charged-off were for two commercial equipment loans totaling $76,592 and one TDR was transferred to foreclosed real estate for a commercial loan of $111,299. One commercial real estate TDR of $36,673 was charged-off for the three months ended March 31, 2012.

12.	NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Additional guidance issued Accounting Standards Update 2010-06 (“ASU”) under ASC Topic 820 requires expanded disclosures related to fair value measurements including (1) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (2) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (3) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (4) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (1) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (2) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).
In April, 2011, FASB issued ASU No. 2011-02 intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. As a result of applying the ASU, the Company may identify receivables that are newly considered impaired. The Company adopted the applicable guidance during the third quarter ended September 30, 2011 and it did not have a material impact on required disclosures in the Company’s consolidated financial statements.

ASU No. 2011-03; Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-04; “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for the Company January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-05; Presentation of Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05 requiring companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and required retrospective application for all periods presented.

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

March 31, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$34,147,730	$34,147,730	$-	$34,147,730	$-
Investment Securities - Held to Maturity	140,636,265	141,344,398	849,869	140,494,529	-
Federal Home Loan Bank and Federal Reserve Stock	5,988,900	6,025,000	-	6,025,000	-
Loans	722,942,471	740,243,000	-	740,243,000	-
Foreclosed Real Estate	4,467,834	4,467,834	-	4,467,834	-

Liabilities:
Time Deposits	$440,658,629	$447,084,000	$-	$447,084,000	$-
Long-Term Debt	60,564,433	64,681,000	-	64,681,000	-
Short Term Borrowings	7,000,000	7,000,000	-	7,000,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

December 31, 2011			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$41,827,612	$41,827,612	$-	$41,827,612	$-
Investment Securities - Held to Maturity	153,516,839	154,030,993	749,951	153,281,042	-
Federal Home Loan Bank and Federal Reserve Stock	5,587,000	5,624,000	-	5,624,000	-
Loans	710,088,775	726,238,000	-	726,238,000	-
Foreclosed Real Estate	5,028,513	5,028,513	-	5,028,513	-

Liabilities:
Time Deposits	$455,515,721	$462,192,000		$462,192,000
Long-Term Debt	60,576,595	61,353,000	-	61,353,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

At March 31, 2012, the Company had outstanding loan commitments and standby letters of credit of $17.2 million and $19.2 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Tri-County Financial Corporation (the “Company”) and Community Bank of Tri-County (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock the Bank. The Company engages in no significant activity other than holding the stock of the Bank, paying its subordinated debt and preferred stock obligations, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank has sought to organically increase total assets through its targeted loan product lines. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships and enhance asset growth. The Bank’s marketing is directed towards growth in lending for commercial loans, residential first mortgages and commercial real estate loans and increasing its balances of both consumer and business transaction deposit accounts. The Bank believes that increases in transaction deposit accounts will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. It recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates and economic conditions in the region as well as individual borrowers’ circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2011.

The Bank conducts business through its main office in Waldorf, Maryland and ten branch offices in Charles, Calvert and St. Mary’s counties in Southern Maryland and in King George, Virginia. The Bank is the second largest overall deposit holder in the Tri-County area according to the most recent 2011 FDIC Summary of Deposit Survey. The Bank is building an operations center scheduled for completion in the second quarter of 2012 in Waldorf, Maryland.

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

On September 23, 2011, the U.S. Department of Treasury purchased $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. SBLF dividend rates can fluctuate between 1% and 7% during the first four and one half years, depending on the level of the Bank’s small business lending. As of December 31, 2011, the Company’s dividend rate on the SBLF funds was 1%. The Company used $16.4 million of the proceeds from this investment to redeem all of the preferred stock that it sold to the Treasury under the TARP Capital Purchase Program (“TARP”) on December 19, 2008 as well as to pay any accrued but unpaid dividends. The net proceeds, after repurchasing the TARP securities, were invested by the Company in the Bank. During 2012, if the Company maintains its current investment in qualified small business lending, annual preferred dividends will decrease to $200,000 compared with previously paid annual TARP preferred dividends of $846,930. For additional information regarding SBLF, refer to Note 18 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2012	2011

Condensed Income Statement
Interest and Dividend Income	$10,108,384	$9,831,790
Interest Expense	3,023,685	3,222,317
Net Interest Income	7,084,699	6,609,473
Provision for Loan Loss	341,074	2,005,830
Noninterest Income	846,090	770,327
Noninterest Expense	5,897,419	5,111,224
Income Before Income Taxes	1,692,296	262,746
Income Tax Expense	587,043	21,248
Net Income	1,105,253	241,498
Preferred Stock Dividends	50,000	211,733
Net Income Available to Common Shareholders	1,055,253	29,765

Per Common Share
Basic Earnings	$0.35	$0.01
Diluted Earnings	$0.35	$0.01
Cash Dividends Declared	$0.40	$0.40
Book Value	$18.61	$18.15

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012

Net income for the three-month period ended March 31, 2012 increased $863,755 to $1,105,253 ($0.35 basic and diluted earnings per common share), compared to $241,498 ($0.01 basic and diluted earnings per common share) for the same period in the prior year. The increase in net income for the three months ended March 31, 2012 compared to the same quarter in 2011 was due to a decrease in the provision for loan losses of $1,664,756 and increases in net interest income of $475,226 and noninterest income of $75,763. These positive impacts to net income were offset by an increase in noninterest expense of $786,195 and income tax expense of $565,795.

Net income available to common shareholders for the three months ended March 31, 2012 increased $1,025,488 to $1,055,253 compared to $29,765 for the three months ended March 31, 2011. Increases in net income available to common shareholders included the $863,755 of differences summarized above and a reduction in preferred stock dividends of $161,733.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,224,883	$8,860,571	$364,312	4.11%
Taxable interest and dividends on investment securities	881,817	969,837	(88,020)	(9.08)%
Interest on deposits with banks	1,684	1,382	302	21.85%
Total Interest and Dividend Income	10,108,384	9,831,790	276,594	2.81%
Interest Expenses
Deposits	2,412,342	2,608,520	(196,178)	(7.52)%
Short-term borrowings	15,841	14,433	1,408	9.76%
Long-term debt	595,502	599,364	(3,862)	(0.64)%
Total Interest Expenses	3,023,685	3,222,317	(198,632)	(6.16)%
Net Interest Income	7,084,699	6,609,473	475,226	7.19%
Provision for loan losses	341,074	2,005,830	(1,664,756)	(83.00)%
Net Interest Income After Provision For Loan Losses	$6,743,625	$4,603,643	$2,139,982	46.48%

Net interest income increased $475,226 principally due to reductions in the cost of funds and growth in the loan portfolio. Interest rate spread and net interest margin decreased to 3.00% and 3.15%, respectively, for the three months ended March 31, 2012 from 3.08% and 3.26%, respectively, for the comparable period in the prior year. The Company has limited the effect of the lower interest rate environment on loan rates through pricing and interest rate floors.

Growth of the Company’s average interest-earning assets was the driver of growth in interest and dividend income for the first quarter of 2012 partially offset by a reduction in average yields. Average balances increased $88.6 million from $810.4 million for the three months ended March 31, 2011 to $899.0 million for the three months ended March 31, 2012. Average yields on interest-earning assets decreased from 4.85% for the three months ended March 31, 2011 to 4.50% for the three months ended March 31, 2012. The $276,594 increase in interest income was due to additional interest earned of $871,063 as a result of larger average interest-earning balances offset by a decrease of $594,469 due to a decrease in average yields.

The $364,312 increase in loan interest income was due to additional interest earned of $719,826 as a result of larger average loan balances offset by a decrease of $355,514 due to a decrease in average yields. Average loan balances increased $54.9 million to $703.8 million for the three months ended March 31, 2012. Average yields on loans decreased from 5.46% for the three months ended March 31, 2011 to 5.24% for the comparable period in 2012. The $87,718 decrease for investment interest and dividends was the result of reductions in average investment yields of $238,955 to 1.81% for the three months ended March 31, 2012 from 2.40% for the comparable period in 2011. This was partially offset by an increase in average investment balances of $33.7 million to $195.2 million which resulted in a positive volume variance of $151,237.

Overall interest expense decreased due to a decrease in the average cost of funds and a reduction in average outstanding borrowings of $3.3 million partially offset by higher average deposit balances. The decrease in interest expense was primarily due to a reduction in the average cost of funds on interest-bearing liabilities from 1.77% for the three months ended March 31, 2011 to 1.50% for the three months ended March 31, 2012. Average interest-bearing liability balances increased $80.1 million from $728.9 million for the three months ended March 31, 2011 to $809.0 million for the three months ended March 31, 2012. The $198,632 decrease in interest expense was the result of a decrease of $379,220 in average rates partially offset by additional interest expense of $180,588 due to larger average interest-bearing liability balances.

The $196,178 decrease in deposit interest expense was due to a reduction of $405,187 as a result of lower average deposit rates offset by an increase of $209,009 due to larger average deposit balances. Average rates on deposits decreased from 1.62% for the three months ended March 31, 2011 to 1.32% for the three months ended March 31, 2012. Average deposit balances increased $83.5 million to $729.6 million for the three months ended March 31, 2012. The largest positive impacts reducing interest expense were due to interest rates paid on certificates of deposits and money market accounts, which declined from 1.98% and 1.00%, respectively, for the three months ended March 31, 2011 to 1.70% and 0.76%, respectively, for the three months ended March 31, 2012.

Interest expense decreased $2,454 related to debt, which includes long-term debt and short-term borrowings. Average debt balances decreased $3.3 million to $79.4 million for the three months ended March 31, 2012 compared to the same period in 2011. Average rates for debt increased from 2.96% for the three months ended March 31, 2011 to 3.08% for the three months ended March 31, 2012. The increase in comparative average rates was due to the pay down of $10 million in long-term debt during the first quarter of 2011.

The Company’s provision for loan losses decreased $1,664,756 from the comparable period in 2011 to $341,074 for the three months ended March 31, 2012 and reflected improvements in asset quality. The Company’s provision for loan losses for the three months ended March 31, 2012 decreased due primarily to decreases in the allowance for specific nonperforming loans based on management’s estimate of realizable value. Additionally, the provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. The delinquency rate improved from 2.09% at December 31, 2011 to 1.85% at March 31, 2012. Net charge-offs decreased $2,313,443 from $2,394,229 for the three months ended March 31, 2011 to $80,786 for the three months ended March 31, 2012. The allowance for loan losses increased from 1.07% of loan balances at December 31, 2011 to 1.08% of loan balances at March 31, 2012.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Noninterest Income
Loan appraisal, credit and miscellaneous charges	$181,314	$158,098	$23,216	14.68%
Net losses on sale of foreclosed real estate	(96,917)	-	(96,917)	n/a
Income from bank owned life insurance	159,206	159,695	(489)	(0.31)%
Service charges	536,512	426,959	109,553	25.66%
Gain on sale of loans held for sale	65,975	25,575	40,400	157.97%
Total Noninterest Income	$846,090	$770,327	$75,763	9.84%

Noninterest income increased primarily due to growth in service charge income and loan fees as a result of the increased asset size of the Bank. Gains on loan sales increased to $65,975 on sales of $1,717,634 for the three months ended March 31, 2012 compared to $25,575 on sales of $1,474,341 for the same period in 2011. The Bank focused on increasing its net margin on loan sales during the first quarter of 2012. During the three months ended March 31, 2012, the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,319,866	$2,751,474	$568,392	20.66%
Occupancy expense	437,472	417,391	20,081	4.81%
Advertising	80,008	118,696	(38,688)	(32.59)%
Data processing expense	368,440	282,753	85,687	30.30%
Professional fees	225,209	217,088	8,121	3.74%
Depreciation of furniture, fixtures, and equipment	134,925	99,529	35,396	35.56%
Telephone communications	43,774	42,024	1,750	4.16%
Office supplies	62,062	38,791	23,271	59.99%
FDIC insurance	443,615	326,319	117,296	35.95%
Valuation allowance on foreclosed real estate	300,000	315,883	(15,883)	(5.03)%
Other	482,048	501,276	(19,228)	(3.84)%
Total Noninterest Expense	$5,897,419	$5,111,224	$786,195	15.38%

For the quarter ended March 31, 2012, noninterest expense increased primarily due to growth in salary and benefits and increased FDIC insurance costs. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. FDIC insurance grew as the Bank’s average asset size increased. Data processing and office supplies increased from the comparable period in 2011 due mostly to conversion related costs for a change to the Bank’s core service provider. Additionally, regulatory compliance costs continue to rise from the prior year reflecting the legacy regulatory burden as well as the initial impact of the Dodd-Frank Act.

The Company recorded income tax expense of $587,043 or 34.7%, of pretax earnings of $1,692,296 for the three months ended March 31, 2012 compared with 21,248 or 8.1%, of pretax earnings of $262,746 for the three months ended March 31, 2011. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2011.

The Company’s preferred stock dividends decreased $161,733 to $50,000 for the three months ended March 31, 2012 from $211,733 for the three months ended March 31, 2011. The decrease was due to the Company’s participation in the SBLF and payoff of TARP during the third quarter of 2011. If the Company maintains its 1% dividend for 2012, the annual preferred SBLF dividend will decrease to $200,000 compared to a previous annualized cost of $846,930 for TARP participation.

FINANCIAL CONDITION

	March 31, 2012	December 31, 2011	$ Change	% Change
Assets
Cash and due from banks	$10,830,866	$13,074,091	$(2,243,225)	(17.16)%
Federal Funds sold	370,000	5,040,000	(4,670,000)	(92.66)%
Interest-bearing deposits with banks	563,011	1,004,098	(441,087)	(43.93)%
Securities available for sale (AFS), at fair value	34,147,730	41,827,612	(7,679,882)	(18.36)%
Securities held to maturity (HTM), at amortized cost	140,636,265	153,516,839	(12,880,574)	(8.39)%
FHLB and FRB stock - at cost	5,988,900	5,587,000	401,900	7.19%
Loans receivable - net of allowance for loan losses of $7,915,798 and $7,655,041, respectively	722,942,471	710,088,775	12,853,696	1.81%
Premises and equipment, net	17,963,404	16,440,902	1,522,502	9.26%
Foreclosed real estate	4,467,834	5,028,513	(560,679)	(11.15)%
Accrued interest receivable	2,996,328	3,027,784	(31,456)	(1.04)%
Investment in bank owned life insurance	18,257,291	18,098,085	159,206	0.88%
Other assets	9,427,404	10,746,024	(1,318,620)	(12.27)%

Total Assets	$968,591,504	$983,479,723	$(14,888,219)	(1.51)%

Details of the Bank’s loan portfolio are presented below:

	March 31, 2012%		December 31, 2011%

Commercial real estate	$387,062,534	52.90%	$370,383,885	51.55%
Residential first mortgages	171,910,733	23.50%	164,543,309	22.90%
Construction and land development	36,254,152	4.96%	36,744,865	5.11%
Home equity and second mortgage	23,455,588	3.21%	24,138,324	3.36%
Commercial loans	93,410,257	12.77%	101,968,056	14.19%
Consumer loans	960,745	0.13%	1,000,983	0.14%
Commercial equipment	18,567,449	2.54%	19,760,753	2.75%
	731,621,458	100.00%	718,540,175	100.00%
Less:
Deferred loan fees	763,189	0.10%	796,359	0.11%
Allowance for loan loss	7,915,798	1.08%	7,655,041	1.07%
	8,678,987		8,451,400

	$722,942,471		$710,088,775

Assets decreased primarily due to seasonal declines in customer deposits. Cash, maturing securities and Federal Home Loan Bank advances were utilized to fund loan growth and operating needs. The differences in allocations between the different cash and investment categories reflect operational needs.

Premises and equipment increased due primarily to construction in process for the Bank’s new operations center in Waldorf, Maryland and to complete construction of its newest branch in King George, Virginia, which opened in March 2012. The operations center is scheduled for completion in the second quarter of 2012. Other assets decreased due to a reduction in prepaid expenses.

Gross loan growth of $13,081,283 from $718,540,175 at December 31, 2011 to $731,621,458 at March 31, 2012, was due to net new loans of $16,678,649 in commercial real estate and $7,367,424 in residential mortgages offset by decreases of $8,557,799 in commercial loans, $1,193,304 in commercial equipment loans and a net decrease in other loan categories of $1,213,687. During 2010 and 2011, the Bank managed the relative size of the components of its loan portfolio to increase the commercial real estate and residential first mortgages portfolios; growing from 46.88% and 18.59% of the loan portfolio, respectively, at December 31, 2009 to 52.90% and 23.50%, respectively, at March 31, 2012. Construction and land development loans have decreased from 10.00% of the loan portfolio at December 31, 2009 to 4.96% at March 31, 2012, as the Bank has deemphasized this type of lending.

The Company’s overall delinquency rate (loans greater than 30 days delinquent) declined 24 basis points to 1.85% at March 31, 2012 from the prior year end. Nonperforming loans (loans 90 days or greater delinquent) increased $2,583,867 from $9,510,617 at December 31, 2011 to $12,094,484 at March 31, 2012. Nonperforming loans as a percentage of total loans increased to 1.65% at March 31, 2012 compared to 1.32% at December 31, 2011. The first quarter 2012 increase in nonperforming loans was primarily for one well secured commercial relationship of $3,694,032. The Bank had 35 nonperforming loans at both March 31, 2012 and December 31, 2011, respectively. Loans 31-89 days delinquent decreased from 0.76% at December 31, 2011 to 0.20% at March 31, 2012.

Foreclosed real estate (OREO) decreased $560,679 from $5,028,513 at December 31, 2011 to $4,467,834 at March 31, 2012 as disposals of $395,949 and valuation allowances of $300,000 were offset by additions of $135,270. The Company’s OREO balance of $4,467,834 is at its lowest level since December 31, 2009. During the three months ended March 31, 2012 the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

The Company’s allowance for loan losses increased from $7,655,041, or 1.07% of loans, at December 31, 2011 to $7,915,798, 1.08% of loans, at March 31, 2012. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; volume, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate. Additional loan information for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2011.

Details of the Bank’s nonperforming assets and loans are presented in the schedules below:

Nonperforming Loans (Nonaccrual Loans) by Portfolio Segment

	March 31, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$2,082,925	8	$2,866,539	11
Residential first mortgages	2,329,042	8	2,438,771	7
Construction and land development	1,413,550	2	1,413,550	2
Home equity and second mortgage	271,599	6	291,285	7
Commercial loans	5,764,972	8	2,263,916	4
Consumer loans	-	-	500	1
Commercial equipment	232,396	3	236,056	3
	$12,094,484	35	$9,510,617	35

The following table sets forth information with respect to the Bank’s foreclosed real estate (OREO), nonaccrual loans and TDRs. The table includes a breakdown between nonperforming and impaired loans.

OREO, Nonperforming (Nonaccrual Loans) and Impaired Loans

	March 31, 2012	December 31, 2011

Foreclosed Real Estate (OREO)	$4,467,834	$5,028,513

Nonperforming loans (NPLs)
Nonaccrual loans with impairment	$4,589,229	$4,517,009
Nonaccrual loans with no impairment	6,743,441	4,193,893
TDRs not performing according to terms	761,814	799,715

Total Nonperforming Loans	$12,094,484	$9,510,617

Total Nonperforming Assets	$16,562,318	$14,539,130

Impaired loans
Nonaccrual loans with impairment	$4,589,229	$4,517,009
Performing loans with impairment	5,553,537	4,286,916
TDRs not performing according to terms	761,814	799,715
TDRs performing according to terms	10,484,022	11,113,326

Total Impaired Loans	$21,388,602	$20,716,966

Asset Quality
Nonperforming loans (NPLs)	$12,094,484	$9,510,617
Nonperforming assets (NPLs + OREO)	16,562,318	14,539,130
Troubled debt restructures (TDRs)	11,245,835	11,913,041
Allowance for loan losses to total loans	1.08%	1.07%
Past due loans (PDLs) to total loans (31 to 89 days)	0.20%	0.76%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.65%	1.32%
Total loan delinquency (PDLs + NPLs) to total loans	1.85%	2.09%
Allowance for loan losses to nonperforming loans	65.45%	80.49%
Nonperforming assets to total assets	1.71%	1.48%
Nonperforming assets to gross loans + OREO	2.25%	2.01%
Nonperforming assets + TDRs to total assets (a)	2.79%	2.61%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

Commercial real estate has been impacted by economic conditions in our local market mainly due to higher vacancies in commercial office space. Nonperforming residential first mortgages are the result of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The first quarter of 2012 increase in commercial nonperforming loans was primarily for one well secured customer relationship. The Company has decreased nonperforming construction and land development loans from $9,504,414 at December 31, 2009 to $1,413,550 at March 31, 2012 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558, or 10.0% of total loans at December 31, 2009 to $36,254,152, or 4.96% of total loans at March 31, 2012. At March 31, 2012, the Bank provided for a specific allowance of $1,476,628 on nonperforming loans of $5,351,042 and no allowance on $6,743,441 of nonperforming loans. Specific allowances are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 11 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2011.

	March 31, 2012	December 31, 2011	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$78,817,029	$81,097,622	$(2,280,593)	(2.81)%
Interest-bearing deposits	726,872,082	746,155,579	(19,283,497)	(2.58)%
Total deposits	805,689,111	827,253,201	(21,564,090)	(2.61)%
Short-term borrowings	7,000,000	-	7,000,000	n/a
Long-term debt	60,564,433	60,576,595	(12,162)	(0.02)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	6,643,551	8,195,829	(1,552,278)	(18.94)%

Total Liabilities	$891,897,095	$908,025,625	$(16,128,530)	(1.78)%

Deposits decreased during the first quarter of 2012 driven primarily by seasonal customer deposit activity. Total deposit decreases of $21,564,090 were comprised of decreases in transaction accounts of $6,706,998 and certificates of deposits of $14,857,092. Transaction accounts continued to increase as a percentage of total deposits increasing from 44.94% at December 31, 2011 to 45.31% at March 31, 2012. Since December 31, 2010, transaction deposits have increased $78,662,030 from $286,368,452, or 39.52% of deposits, to $365,030,482, or 45.31% at March 31, 2012. Total short-term borrowings increased to fund operating needs.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2011 indicated that the Bank moved up one position this year to become the second largest overall deposit holder in the Tri-County area with a market share of 19.27%. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s strategy of reducing funding costs. Since the FDIC survey date, deposits increased $51,757,281 to $805,689,111 at March 31, 2012 from $753,931,830 at June 30, 2011.

	March 31, 2012	December 31, 2011	$ Change	% Change
Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	$20,000,000	$20,000,000	$-	0.00%
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,045,949 and 3,026,557 shares, respectively	30,459	30,266	193	0.64%
Additional paid in capital	17,635,165	17,367,403	267,762	1.54%
Retained earnings	39,762,446	38,712,194	1,050,252	2.71%
Accumulated other comprehensive gain	247,693	289,599	(41,906)	(14.47)%
Unearned ESOP shares	(981,354)	(945,364)	(35,990)	3.81%

Total Stockholders' Equity	$76,694,409	$75,454,098	$1,240,311	1.64%

The $1,240,311 increase in stockholders’ equity was due to net income of $1,105,253 and net stock related activities of $231,964 partially offset by payments of preferred stock dividends of $55,000 and adjustments to other comprehensive income of $41,906. Common stockholders' equity of $56,694,409 at March 31, 2012, resulted in a book value of $18.61 per common share compared with $18.32 per common share at December 31, 2011 and $18.15 per common share at March 31, 2011.

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

For additional information regarding these arrangements, including collateral, refer to Note 10 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash, federal funds sold, and interest-bearing deposits with banks as of March 31, 2012 totaled $11,763,877, a decrease of $7,354,312, or 38.47%, from the December 31, 2011 total of $19,118,189. The decrease in cash was primarily due to a decrease in deposits and the excess of loan originations over principal payments collected partially offset by proceeds received from maturing investment securities and an increase in short term borrowings.

During the first three months of 2012, all financing activities used $14,600,348 in cash compared to $13,286,377 in cash used for the same period in 2011. The decrease of cash flows from financing activities of $1,313,971 was primarily due to a net decrease in deposits of $18,989,508. Customer deposits for the three months ended March 31, 2012 decreased $21,564,090 compared to a decrease in deposits of $2,574,582 for the three months ended March 31, 2011. This was partially offset by increases in cash provided of $17,362,855 for long-term debt and short term borrowing activity. The Bank increased short term borrowings $7,000,000 for the three months ended March 31, 2012 compared to a decrease in short term borrowings of $363,332 for the same period in 2011. Additionally, scheduled pay downs on long-term debt decreased from $10,011,685 for the three months ended March 31, 2011 to $12,162 in the most recent quarter of 2012. Other financing activities increased cash provided $312,682.

Operating activities provided cash of $2,027,287 in the first three months of 2012 compared to $163,686 of cash used in the same period of 2011, an increase in cash of $2,190,973 from the comparable period in 2011. Cash increased primarily due to an increase in net income and a decrease in other assets partially offset by a decrease in the provision for loan losses.

Investing activities provided cash of $5,218,749 in the first three months of 2012 compared to $21,139,206 of cash provided for the same period of 2011. The decrease in cash of $15,920,457 was primarily due to the growth in the excess of loan originations over principal payments collected which resulted in a $17,401,332 use of cash variance. For the three months ended March 31, 2012, loans originated exceeded principal collected by $13,286,851 compared to the three months ended March 31, 2011, in which loans originated were less than principal collected by $4,114,481. Additionally, net cash used increased $1,541,946 for premises and equipment related principally to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. These reductions to cash were offset by net cash provided from proceeds for the sale of foreclosed real estate of $299,032 and an increase in net cash provided from investment transactions from a $17,254,430 cash provided for the three months ended March 31, 2011 to $19,978,219 cash provided for the three months ended March 31, 2012.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2012 are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
At March 31, 2012	(in thousands)
Total Capital (to risk weighted assets)
The Company	$96,361	12.84%	$60,040	8.00%
The Bank	$92,257	12.35%	$59,767	8.00%	$74,708	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$88,446	11.78%	$30,020	4.00%
The Bank	$84,342	11.29%	$29,883	4.00%	$44,825	6.00%

Tier 1 Capital (to average assets)
The Company	$88,446	9.23%	$38,333	4.00%
The Bank	$84,342	8.83%	$38,205	4.00%	$47,757	5.00%

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of other-than-temporary-impairment, the allowance for loan losses, the valuation of foreclosed real estate and the valuation of deferred tax assets to be critical accounting policies.

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

Other-Than-Temporary-Impairment (“OTTI”)

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

If management concludes an unrealized loss is temporary and our intention is to hold the investment until recovery of the amortized cost basis, which may be maturity, no charge to earnings is recorded. For additional information regarding the evaluation of OTTI, refer to Notes 4 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

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

Management utilizes a risk scale to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history. Management engages a third-party firm to perform loan reviews of its commercial loan portfolio.

In establishing the general component of the allowance, management analyzes non-classified and non-impaired loans in the portfolio including changes in the amount and type of loans. Management also examines the Bank’s historical loss experience (including charge-offs and recoveries) within each loan category. The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories that are increasing or decreasing in size. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

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

For additional information regarding the allowance for loan losses, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

Foreclosed Real Estate (Other Real Estate Owned “OREO”)

The Company maintains a valuation allowance on its foreclosed real estate. As with the allowance for loan losses, the valuation allowance on foreclosed real estate is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows are reduced for the costs of selling or otherwise disposing of the asset.

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

For additional information regarding foreclosed real estate, refer to Notes 1 and 7 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

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

For additional information regarding the deferred tax assets, refer to Note 11 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. As of March 31, 2012, 115,006 shares were available to be repurchased under the repurchase program. There were no repurchases for the three months ended March 31, 2012.

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 101.0* - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished,not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: May 11, 2012	By:	/s/ Michael L. Middleton
Michael L. Middleton
President and Chief Executive Officer

Date: May 11, 2012	By:	/s/ William J. Pasenelli
William J. Pasenelli
Executive Vice President and Chief Financial Officer

