Form 10-Q
period 2012-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2012-08-03
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes ☐ No ☒

As of July 31, 2012, the registrant had 3,035,999 shares of common stock outstanding.

1

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

ITEM I. FINANCIAL STATEMENTS
TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$11,235,647	$13,074,091
Federal funds sold	385,000	5,040,000
Interest-bearing deposits with banks	398,017	1,004,098
Securities available for sale (AFS), at fair value	40,665,026	41,827,612
Securities held to maturity (HTM), at amortized cost	126,915,558	153,516,839
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,780,450	5,587,000
Loans receivable - net of allowance for loan losses of $7,464,137 and $7,655,041	734,414,892	710,088,775
Premises and equipment, net	19,322,261	16,440,902
Foreclosed real estate (OREO)	5,562,158	5,028,513
Accrued interest receivable	3,079,092	3,027,784
Investment in bank owned life insurance	18,417,201	18,098,085
Other assets	9,699,419	10,746,024

Total Assets	$975,874,721	$983,479,723

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$84,661,470	$81,097,622
Interest-bearing deposits	731,112,854	746,155,579
Total deposits	815,774,324	827,253,201
Short-term borrowings	3,000,000	-
Long-term debt	60,552,148	60,576,595
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	8,186,305	8,195,829

Total Liabilities	899,512,777	908,025,625

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000;
authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued
3,048,084 and 3,026,557 shares, respectively	30,481	30,266
Additional paid in capital	17,733,436	17,367,403
Retained earnings	39,283,317	38,712,194
Accumulated other comprehensive gain	297,350	289,599
Unearned ESOP shares	(982,640)	(945,364)

Total Stockholders' Equity	76,361,944	75,454,098

Total Liabilities and Stockholders' Equity	$975,874,721	$983,479,723

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$9,286,377	$9,012,635	$18,511,260	$17,873,206
Taxable interest and dividends on investment securities	815,101	889,515	1,696,918	1,859,352
Interest on deposits with banks	1,064	2,282	2,748	3,664
Total Interest and Dividend Income	10,102,542	9,904,432	20,210,926	19,736,222

Interest Expenses
Deposits	2,197,377	2,595,961	4,609,719	5,204,481
Short-term borrowings	15,910	10,022	31,751	24,455
Long-term debt	552,054	562,446	1,147,556	1,161,810
Total Interest Expenses	2,765,341	3,168,429	5,789,026	6,390,746

Net Interest Income	7,337,201	6,736,003	14,421,900	13,345,476
Provision for loan losses	436,431	890,861	777,505	2,896,691

Net Interest Income After Provision For Loan Losses	6,900,770	5,845,142	13,644,395	10,448,785

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	202,127	193,633	383,441	351,731
Net losses on sale of OREO	-	-	(96,917)	-
Income from bank owned life insurance	159,911	164,509	319,117	324,204
Service charges	465,391	539,874	1,001,903	966,833
Gain on sale of loans held for sale	69,366	54,583	135,341	80,158
Total Noninterest Income	896,795	952,599	1,742,885	1,722,926

Noninterest Expense
Salary and employee benefits	3,170,213	2,675,393	6,490,079	5,426,867
Occupancy expense	464,319	467,581	901,791	884,972
Advertising	179,083	115,341	259,091	234,037
Data processing expense	421,153	288,356	789,593	571,109
Professional fees	343,295	233,153	568,504	450,241
Depreciation of furniture, fixtures, and equipment	162,364	102,663	297,289	202,192
Telephone communications	48,312	44,207	92,086	86,231
Office supplies	71,928	37,109	133,990	75,900
FDIC Insurance	447,587	330,022	891,202	656,341
Valuation allowance on OREO	326,176	-	626,176	315,883
Other	729,256	629,473	1,211,304	1,130,749
Total Noninterest Expense	6,363,686	4,923,298	12,261,105	10,034,522

Income before income taxes	1,433,879	1,874,443	3,126,175	2,137,189
Income tax expense	492,727	654,648	1,079,770	675,896
Net Income	$941,152	$1,219,795	$2,046,405	$1,461,293
Preferred stock dividends	50,000	211,732	100,000	423,465
Net Income Available to Common Shareholders	$891,152	$1,008,063	$1,946,405	$1,037,828

Net Income	$941,152	$1,219,795	$2,046,405	$1,461,293
Other comprehensive income net of tax:
Net unrealized holding gains arising during period	49,657	130,007	7,751	32,557
Comprehensive income	$990,809	$1,349,802	$2,054,156	$1,493,850

Per Common Share
Basic earnings	$0.29	$0.33	$0.64	$0.34
Diluted earnings	$0.29	$0.33	$0.64	$0.34
Cash dividends paid	$0.40	$0.40	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,046,405	$1,461,293
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	777,505	2,896,691
Depreciation and amortization	521,935	434,471
Loans originated for resale	(3,292,600)	(2,992,200)
Proceeds from sale of loans originated for sale	3,402,426	3,051,520
Gain on sale of loans held for sale	(135,341)	(80,158)
Net loss on the sale of OREO	96,917	-
Net amortization of premium/discount on investment securities	204,597	85,186
Increase in OREO valuation allowance	626,176	315,883
Increase in cash surrender of bank owned life insurance	(319,116)	(324,204)
Deferred income tax benefit	(345,542)	259,178
Increase in accrued interest receivable	(51,308)	(228,474)
Stock based compensation	263,612	245,294
Decrease in deferred loan fees	(11,099)	(456,619)
Decrease in accounts payable, accrued expenses, other liabilities	(9,524)	(370,871)
Decrease (Increase) in other assets	1,388,154	(2,349,931)

Net cash provided by operating activities	5,163,197	1,947,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS investment securities	(10,077,772)	(60,648)
Proceeds from sale, redemption or principal payments of AFS investment securities	11,252,526	5,758,869
Purchase of HTM investment securities	(849,785)	(99,951)
Proceeds from maturities or principal payments of HTM investment securities	27,246,045	20,195,654
Net (increase) decrease of FHLB and Federal Reserve stock	(193,450)	357,800
Loans originated or acquired	(125,552,773)	(142,803,152)
Principal collected on loans	98,929,725	102,193,367
Purchase of premises and equipment	(3,403,294)	(1,796,266)
Proceeds from sale of OREO	299,302	-

Net cash used in investing activities	(2,349,476)	(16,254,327)

TRI-COUNTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (continued)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(11,478,877)	$29,349,504
Payments of long-term borrowings	(24,447)	(10,023,487)
Net increase in short term borrowings	3,000,000	1,044,127
Exercise of stock options	67,391	58,284
Dividends Paid	(1,321,571)	(1,633,321)
Net change in unearned ESOP shares	(1,942)	(100,061)
Redemption of common stock	(153,800)	(224,625)

Net cash (used in) provided by financing activities	(9,913,246)	18,470,421

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(7,099,525)	$4,163,153

CASH AND CASH EQUIVALENTS - JANUARY 1	19,118,189	9,823,436

CASH AND CASH EQUIVALENTS - JUNE 30	$12,018,664	$13,986,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$5,797,788	$6,516,129
Income taxes	$1,020,000	$929,500
Transfer from loans to foreclosed real estate	$1,555,770	$6,230,707
Issuance of common stock for payment of compensation	$263,612	$245,294

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2011 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2012 presentation.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

Foreclosed Real Estate (OREO)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis.

	June 30, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$34,228,118	$-	$34,228,118	$-
MBS	2,222,160	-	2,222,160	-
Corporate equity securities	37,331	-	37,331	-
Bond mutual funds	4,177,417	-	4,177,417	-
Total available for sale securities	$40,665,026	$-	$40,665,026	$-

	December 31, 2011
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$35,062,072	$-	$35,062,072	$-
MBS	2,648,043	-	2,648,043	-
Corporate equity securities	37,262	-	37,262	-
Bond mutual funds	4,080,235	-	4,080,235	-
Total available for sale securities	$41,827,612	$-	$41,827,612	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the table below.

	June 30, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$1,700,643	$-	$1,700,643	$-
Home equity and second mtg.	54,318	-	54,318	-
Residential first mortgage	1,424,853	-	1,424,853	-
Commercial loans	291,323	-	291,323	-
Total loans with impairment	$3,471,137	$-	$3,471,137	$-

Foreclosed Real Estate	$5,562,158	$-	$5,562,158	$-

	December 31, 2011
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$1,170,467	$-	$1,170,467	$-
Construction and land development	1,313,550	-	1,313,550	-
Residential first mortgage	505,206	-	505,206	-
Commercial loans	5,110,241	-	5,110,241	-
Total loans with impairment	$8,099,464	$-	$8,099,464	$-

Foreclosed Real Estate	$5,028,513	$-	$5,028,513	$-

Loans with impairment have unpaid principal balances of $4,989,245 and $10,096,399 at June 30, 2012 and December 31, 2011, respectively, and include impaired loans with a specific allowance.

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

Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2012 and 2011, there were 101,549 and 102,524 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$941,152	$1,219,795	$2,046,405	$1,461,293
Less: Dividends payable on preferred stock	(50,000)	(211,732)	(100,000)	(423,465)
Net income available to common shareholders	$891,152	$1,008,063	$1,946,405	$1,037,828

Average number of common shares outstanding	3,045,979	3,024,625	3,041,679	3,017,112
Effect of dilutive options	24,786	31,830	14,841	37,489
Average number of shares used to calculate diluted earnings per share	3,070,765	3,056,455	3,056,520	3,054,601

6.	STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $81,189 and $93,810 for the six months ended June 30, 2012 and 2011, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation included director compensation for stock granted in lieu of cash compensation. All outstanding options were fully vested at December 31, 2011. The Company has not granted any stock options since 2007.

The fair value of the Company’s employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee. The following tables below summarize outstanding and exercisable options at June 30, 2012 and December 31, 2011.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(5,799)	12.63	9,570
Expired	-
Forfeited	(2,044)	19.73
Outstanding at June 30, 2012	256,313	$18.00	$302,545	1.4

Exercisable at June 30, 2012	256,313	$18.00	$302,545	1.4

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392
Granted at fair value	-	-
Exercised	(33,163)	8.75	286,061
Expired	(338)	8.44
Forfeited	(1,580)	15.00

Outstanding at December 31, 2011	264,156	$17.90	$175,911	1.7

Exercisable at December 31, 2011	264,156	$17.90	$175,911	1.7

Options outstanding are all currently exercisable and are summarized as follows:

Number Outstanding	Weighted Average	Weighted Average
June 30, 2012	Remaining Contractual Life	Exercise Price

14,848	1 years	$11.56
54,098	2 years	12.95
85,817	3 years	15.89
80,138	4 years	22.29
21,411	6 years	27.70
256,313		18.00

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $302,545 and $175,911 at June 30, 2012 and December 31, 2011, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.40 and $15.00 at June 30, 2012 and December 31, 2011, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables below summarize the unvested restricted stock awards and units outstanding at June 30, 2012 and December 31, 2011.

	Restricted Stock		Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January, 2012	8,113	$16.47	6,845	$15.00
Granted	15,473	15.09	2,105	16.40
Vested	(5,158)	15.09	(3,739)	14.80

Nonvested at June 30, 2012	18,428	$15.70	5,211	$16.40

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$15.00
Granted	12,934	16.49	3,106	15.00
Vested	(7,541)	14.86	-	-

Nonvested at December 31, 2011	8,113	$16.47	6,845	$15.00

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

9.	SECURITIES

	June 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$2,004,078	$218,082	$-	$2,222,160
Residentail CMOs	34,035,060	204,893	11,835	34,228,118
Corporate equity securities	37,310	306	285	37,331
Bond mutual funds	3,893,639	283,778	-	4,177,417
Total securities available for sale	$39,970,087	$707,059	$12,120	$40,665,026

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$32,870,312	$1,233,232	$-	$34,103,544
Residential CMOs	84,304,790	709,054	33,639	84,980,205
Asset-backed securities issued by Others:				-
Residential MBS	-	-	-	-
Residential CMOs	8,990,484	175,927	998,052	8,168,359
Total debt securities held to maturity	126,165,586	2,118,213	1,031,691	127,252,108

U.S. government obligations	749,972	-		749,972
Other investments	-	-	-	-
Total securities held to maturity	$126,915,558	$2,118,213	$1,031,691	$128,002,080

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$2,412,959	$235,084	$-	$2,648,043
Residentail CMOs	34,848,180	248,508	34,616	35,062,072
Corporate equity securities	37,310	241	289	37,262
Bond mutual funds	3,840,473	239,762	-	4,080,235
Total securities available for sale	$41,138,922	$723,595	$34,905	$41,827,612

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$35,929,199	$854,497	$10,960	$36,772,736
Residential CMOs	106,998,467	1,104,141	27,411	108,075,197
Asset-backed securities issued by Others				-
Residential CMOs	9,839,222	15,364	1,421,477	8,433,109
Total debt securities held to maturity	152,766,888	1,974,002	1,459,848	153,281,042

U.S. government obligations	749,951	-	-	749,951
Total securities held to maturity	$153,516,839	$1,974,002	$1,459,848	$154,030,993

At June 30, 2012, certain asset-backed securities with a carrying value of $8.5 million were pledged to secure certain deposits. At June 30, 2012, asset-backed securities with a carrying value of $10.5 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At June 30, 2012 and December 31, 2011, the AFS and HTM asset-backed securities investment portfolios were $162,615,864, or 97%, and $190,477,003, or 98%, respectively, of the Company’s total AFS and HTM portfolios.

At June 30, 2012, 95% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or equivalent credit rating from other major rating agency. AFS asset-backed securities issued by GSEs had an average life of 2.92 years and average duration of 2.78 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.09 years and average duration of 2.92 years and are guaranteed by their issuer as to credit risk.

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

During the six months ended June 30, 2012 and for the year ended December 31, 2011, there were no sales of available for sale securities or held to maturity securities.

We believe that the securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class. No charges related to other-than-temporary impairment were made during the six months ended June 30, 2012 and the year ended December 31, 2011. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single CMO issue. At June 30, 2012, the CMO issue had a par value of $999,000, a market fair value of $768,000 and a carrying value of $607,000.

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

AFS Securities

At June 30, 2012, the AFS investment portfolio had a fair value of $40,665,026 with unrealized losses from their amortized cost of $12,120. Asset-backed securities and corporate securities with unrealized losses had a fair value of $11,019,712 and all unrealized losses were for less than twelve months.

At December 31, 2011, the AFS investment portfolio had a fair value of $41,827,612 with unrealized losses from their amortized cost of $34,905. Asset-backed securities and corporate securities with unrealized losses had a fair value of $18,170,977 and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2012 were as follows:

June 30, 2012	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$18,789,945	$20,457	$2,568,623	$13,182	$21,358,568	$33,639
Asset-backed securities issued by other	134,765	2,167	6,405,636	995,885	6,540,401	998,052
	$18,924,710	$22,624	$8,974,259	$1,009,067	$27,898,969	$1,031,691

At June 30, 2012, the HTM investment portfolio had an estimated fair value of $128,002,080, of which $27,898,969, or 22% of the securities, had some unrealized losses from their amortized cost. Of these securities, $21,358,568, or 77%, were mortgage-backed securities issued by GSEs and the remaining $6,540,401, or 23%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $33,639, or 0.03%, of the amortized cost of $117,175,102. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 1.31 years and an average duration of 1.28 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $998,052, or 11.10%, of the amortized cost of $8,990,484. HTM asset-backed securities issued by others with unrealized losses had an average life of 2.44 years and an average duration of 1.79 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2011 were as follows:

December 31, 2011	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$30,220,777	$33,796	$2,847,703	$4,575	$33,068,480	$38,371
Asset-backed securities issued by other	131,301	11,507	6,632,200	1,409,970	6,763,501	1,421,477
	$30,352,078	$45,303	$9,479,903	$1,414,545	$39,831,981	$1,459,848

At December 31, 2011, the HTM investment portfolio had an estimated fair value of $154,030,993, of which $39,831,981, or 26% of the securities, had some unrealized losses from their amortized cost. Of these securities, $33,068,480, or 83%, were mortgage-backed securities issued by GSEs and the remaining $6,763,501, or 17%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $38,371, or 0.03%, of the amortized cost of $142,927,666. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 2.06 years and an average duration of 1.96 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are mortgage-backed securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,421,477, or 14.45%, of the amortized cost of $9,839,222. HTM asset-backed securities issued by others with unrealized losses had an average life of 2.35 years and an average duration of 1.61 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at June 30, 2012 and December 31, 2011 by carrying value. GSE asset-backed securities that were downgraded by Standard and Poor’s during 2011 were treated as AAA based on regulatory guidance.

June 30, 2012		December 31, 2011
Credit Rating	Amount	Credit Rating	Amount
AAA	$153,953,157	AAA	$181,958,323
A+	136,928	A+	142,808
A	788,302	A	-
BBB	162,882	BBB	1,258,268
BBB-	1,234,498	BBB-	1,061,017
BB+	1,122,404	BB+	1,240,901
BB	517,236	BB	337,998
BB-	1,215,199	BB-	615,716
B+	-	B+	246,345
CCC+	3,485,258	CCC+	3,615,627
Total	$162,615,864	Total	$190,477,003

10.	FORECLOSED REAL ESTATE (OREO)

Foreclosed assets are presented net of an allowance for losses. An analysis of the activity in foreclosed assets is as follows.

	Six Months Ended June 30,
	2012	2011
Balance at beginning of year	$5,028,513	$10,469,302
Additions to underlying property	1,555,770	6,781,857
Disposals of underlying property	(395,949)	(6,388,395)
Valuation allowance	(626,176)	(315,883)
Balance at end of period	$5,562,158	$10,546,881

During the six months ended June 30, 2012, the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917. Current year OREO additions include two construction and land development projects valued at $1,038,000 that the Bank utilized the deposit method to account for the sale and transfer of legal title to the borrower. Payments of principal and interest will be recorded as a deposit (liability) until the transaction qualifies for full accrual or installment accounting treatment. As of June 30, 2012, the Bank has received $109,000 in payments on these projects. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to foreclosed assets include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Valuation allowance	$326,176	$-	$626,176	$315,883
Operating expenses	32,546	150,582	30,845	294,450
	$358,722	$150,582	$657,021	$610,333

Operating expenses for the six months ended June 30, 2012 included $7,600 in deposits refunded on sold foreclosed real estate.

11.	LOANS

Loans consist of the following:

	June 30, 2012	December 31, 2011

Commercial real estate	$398,017,392	$370,383,885
Residential first mortgages	178,459,492	164,543,309
Construction and land development	32,405,839	36,744,865
Home equity and second mortgage	22,525,909	24,138,324
Commercial loans	93,096,685	101,968,056
Consumer loans	1,007,453	1,000,983
Commercial equipment	17,151,518	19,760,753
	742,664,288	718,540,175
Less:
Deferred loan fees	785,259	796,359
Allowance for loan loss	7,464,137	7,655,041
	8,249,396	8,451,400

	$734,414,892	$710,088,775

At June 30, 2012, the Bank’s allowance for loan losses totaled $7,464,137 or 1.01% of loan balances as compared to $7,655,041 or 1.07% of loan balances at December 31, 2011. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At December 31, 2011, gross loans included $2,356,196 from the sale of two foreclosed real estate properties that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition.” The Bank utilized the cost recovery method and deferred gain of $410,268. At June 30, 2012 and December 31, 2011, the deferred gain balance for these transactions was $410,268.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate

Commercial and other real estate projects include office buildings, retail locations, churches and other special purpose buildings. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to twenty years.

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

Allowance for Loan Losses

The following table details activity in the allowance for loan losses at and for the three and six months ended June 30, 2012 and June 30, 2011, respectively, and the year ended December 31, 2011 and loan receivable balances at June 30, 2012 and June 30, 2011, respectively, and at December 31, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2012

Allowance for loan losses:
Balance at April 1,	$3,385,036	$644,008	$448,406	$265,138	$2,793,049	$18,350	$361,811	$7,915,798
Charge-offs	(85,381)	-	-	(41,942)	(649,699)	(14)	(149,794)	(926,830)
Recoveries	-	37,247	-	-	1,491	-	-	38,738
Provisions	178,803	220,250	148,448	(10,405)	(176,350)	(20)	75,705	436,431
Balance at June 30,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
At and For the Six Months Ended June 30, 2012

Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(121,833)	-	-	(41,942)	(693,048)	(999)	(149,794)	(1,007,616)
Recoveries	-	37,247	-	-	1,960	-	-	39,207
Provisions	1,075,092	325,053	242,469	111,190	(1,190,715)	196	214,220	777,505
Balance at June 30,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
Ending balance: individually evaluated for impairment	$604,063	$247,408	$134,500	$47,200	$484,937	$-	$-	$1,518,108
Ending balance: collectively evaluated for impairment	$2,874,395	$654,097	$462,354	$165,591	$1,483,554	$18,316	$287,722	$5,946,029
Loan receivables:
Ending balance	$398,017,392	$178,459,492	$32,405,839	$22,525,909	$93,096,685	$1,007,453	$17,151,518	$742,664,288
Ending balance: individually evaluated for impairment	$38,727,469	$6,328,588	$7,812,520	$409,348	$18,536,881	$68,192	$803,700	$72,686,698
Ending balance: collectively evaluated for impairment	$359,289,923	$172,130,904	$24,593,319	$22,116,561	$74,559,804	$939,261	$16,347,818	$669,977,590

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2011

Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(1,249,038)	(49,002)	(213,007)	-	(2,441,076)	(3,000)	(150,005)	(4,105,128)
Recoveries	-	967	-	-	1,936	968	-	3,871
Provisions	460,254	383,167	(699,233)	46,024	3,737,395	(11,058)	170,602	4,087,151
Balance at December 31,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Ending balance: individually evaluated for impairment	$423,093	$113,000	$100,000	$42,340	$1,318,502	$-	$-	$1,996,935
Ending balance: collectively evaluated for impairment	$2,102,106	$426,205	$254,385	$101,203	$2,531,792	$19,119	$223,296	$5,658,106
Loan receivables:
Ending balance	$370,383,885	$164,543,309	$36,744,865	$24,138,324	$101,968,056	$1,000,983	$19,760,753	$718,540,175
Ending balance: individually evaluated for impairment	$31,166,090	$5,849,538	$9,057,433	$492,319	$23,896,287	$82,036	$371,936	$70,915,639
Ending balance: collectively evaluated for impairment	$339,217,795	$158,693,771	$27,687,432	$23,646,005	$78,071,769	$918,947	$19,388,817	$647,624,536

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2011

Allowance for loan losses:
Balance at April 1,	$3,375,402	$345,935	$970,283	$95,455	$2,312,814	$28,453	$153,435	$7,281,777
Charge-offs	(265,014)	1	3	-	(809,044)	-	1	(1,074,053)
Recoveries	-	-	-	-	-	1,074	-	1,074
Provisions	359,721	13,603	(114,354)	1,077	611,268	(2,570)	22,116	890,861
Balance at June 30,	$3,470,109	$359,539	$855,932	$96,532	$2,115,038	$26,957	$175,552	$7,099,659
At and For the Six Months Ended June 30, 2011

Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(780,064)	(49,004)	(213,017)	-	(2,377,194)	(1,000)	(48,004)	(3,468,283)
Recoveries	-	-	-	-	-	2,104	-	2,104
Provisions	936,190	204,470	(197,676)	(987)	1,940,193	(6,356)	20,857	2,896,691
Balance at June 30,	$3,470,109	$359,539	$855,932	$96,532	$2,115,038	$26,957	$175,552	$7,099,659
Ending balance: individually evaluated for impairment	$297,488	$-	$-	$-	$1,068,912	$-	$27,780	$1,394,180
Ending balance: collectively evaluated for impairment	$3,172,621	$359,539	$855,932	$96,532	$1,046,126	$26,957	$147,772	$5,705,479
Loan receivables:
Ending balance	$375,502,810	$149,807,743	$31,937,744	$24,133,071	$99,908,997	$1,123,217	$17,412,667	$699,826,249
Ending balance: individually evaluated for impairment	$29,327,021	$4,027,547	$7,353,446	$580,470	$21,361,108	$147,665	$472,981	$63,270,238
Ending balance: collectively evaluated for impairment	$346,175,789	$145,780,196	$24,584,298	$23,552,601	$78,547,889	$975,552	$16,939,686	$636,556,011

Non-accrual and Past Due Loans

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. There were no accruing loans 90 days or greater past due at June 30, 2012 and December 31, 2011. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology.

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$1,675,021	8	$2,866,539	11
Residential first mortgages	3,430,204	9	2,438,771	7
Construction and land development	331,888	3	1,413,550	2
Home equity and second mortgage	227,296	5	291,285	7
Commercial loans	5,204,771	9	2,263,916	4
Consumer loans	-	-	500	1
Commercial equipment	102,814	4	236,056	3
	$10,971,994	38	$9,510,617	35

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $9,371,381 and $4,193,893 at June 30, 2012 and December 31, 2011, respectively. Interest due at stated rates, but not recognized on these balances at June 30, 2012 and December 31, 2011 was $355,654 and $172,399, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1,600,613 and $5,316,724 at June 30, 2012 and December 31, 2011, respectively. Interest due not recognized on these balances at June 30, 2012 and December 31, 2011 was $243,664 and $242,705, respectively.

An analysis of past due loans as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables

Commercial real estate	$393,504,269	$2,838,102	$-	$1,675,021	$4,513,123	$398,017,392
Residential first mortgages	173,820,097	1,109,678	99,513	3,430,204	4,639,395	178,459,492
Construction and land dev.	32,073,951	-	-	331,888	331,888	32,405,839
Home equity and second mtg.	22,110,912	87,929	99,772	227,296	414,997	22,525,909
Commercial loans	85,783,837	1,467,140	640,937	5,204,771	7,312,848	93,096,685
Consumer loans	1,007,262	191	-	-	191	1,007,453
Commercial equipment	16,760,851	32,213	255,640	102,814	390,667	17,151,518
Total	$725,061,179	$5,535,253	$1,095,862	$10,971,994	$17,603,109	$742,664,288

December 31, 2011

Commercial real estate	$367,415,647	$101,699	$-	$2,866,539	$2,968,238	$370,383,885
Residential first mortgages	160,785,337	1,319,201	-	2,438,771	3,757,972	164,543,309
Construction and land dev.	35,331,315	-	-	1,413,550	1,413,550	36,744,865
Home equity and second mtg.	23,618,693	228,346	-	291,285	519,631	24,138,324
Commercial loans	95,961,076	49,781	3,693,283	2,263,916	6,006,980	101,968,056
Consumer loans	991,838	8,645	-	500	9,145	1,000,983
Commercial equipment	19,450,929	24,869	48,899	236,056	309,824	19,760,753
Total	$703,554,835	$1,732,541	$3,742,182	$9,510,617	$14,985,340	$718,540,175

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

Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. These loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (OAEM) or higher risk rating due to a delinquent payment history. At June 30, 2012 and December 31, 2011, $4,615,179 and $5,708,203 of these loans were rated OAEM or higher.

Management regularly reviews credit quality indicators as part of its individual loan reviews and on a monthly and quarterly basis. The overall quality of the Bank’s loan portfolio, including the composition of the loan portfolio, is assessed using the Bank’s risk grading scale, net charge-offs, nonperforming loans, delinquencies, performance of troubled debt restructured loans and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process.

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

Credit quality indicators as of June 30, 2012 and December 31, 2011 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Unrated	$13,327,650	$1,003,553	$150,378	$-
Pass	348,635,657	338,952,446	24,448,778	27,687,432
Special mention	6,100,480	-	-	-
Substandard	29,903,605	30,391,213	7,806,683	9,057,433
Doubtful	50,000	-	-	-
Loss	-	36,673	-	-
Total	$398,017,392	$370,383,885	$32,405,839	$36,744,865

	Commercial Loans		Commercial Equipment
	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Unrated	$2,635,510	$586,124	$1,069,660	$391,786
Pass	71,931,585	78,183,487	15,380,972	19,209,380
Special mention	538,440	-	695,735	-
Substandard	17,991,150	23,198,445	5,151	159,587
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$93,096,685	$101,968,056	$17,151,518	$19,760,753

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Performing	$175,029,288	$162,104,538	$22,298,613	$23,847,039	$1,007,453	$1,000,483
Nonperforming	3,430,204	2,438,771	227,296	291,285	-	500
Total	$178,459,492	$164,543,309	$22,525,909	$24,138,324	$1,007,453	$1,000,983

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

Interest payments made on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured. Interest recognized on impaired loans is on a cash basis. Impaired loans, including TDRs, at June 30, 2012 and June 30, 2011, respectively, and at December 31, 2011 were as follows:

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Six Month Average Recorded Investment	Six Month Interest Income Recognized	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$7,809,718	$5,097,362	$2,304,706	$7,402,068	$604,063	$7,836,028	$225,935	$7,821,751	$91,009
Residential first mortgages	2,579,409	907,147	1,672,261	2,579,409	247,408	2,585,146	58,717	2,583,098	26,312
Construction and land dev.	1,851,415	1,716,915	134,500	1,851,415	134,500	2,189,748	29,988	2,020,582	12,947
Home equity and second mtg.	101,518	-	101,518	101,518	47,200	101,518	-	101,518	-
Commercial loans	2,670,650	1,894,390	776,260	2,670,650	484,937	2,664,394	51,967	2,671,025	23,628
Total	$15,012,710	$9,615,814	$4,989,245	$14,605,060	$1,518,108	$15,376,834	$366,607	$15,197,974	$153,896

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$8,405,656	$6,404,447	$1,593,560	$7,998,006	$423,093	$6,880,651	$375,203
Residential first mortgages	618,206	-	618,206	618,206	113,000	618,835	10,294
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,193,938	84,107
Home equity and second mtg.	42,340	-	42,340	42,340	42,340	42,340	-
Commercial loans	8,798,072	2,369,329	6,428,743	8,798,072	1,318,502	9,188,371	314,216
Commercial equipment	129,876	129,876	-	129,876	-	147,035	8,905
Total	$21,124,616	$10,620,567	$10,096,399	$20,716,966	$1,996,935	$20,071,170	$792,725

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Six Month Average Recorded Investment	Six Month Interest Income Recognized	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$11,107,498	$8,446,709	$2,253,139	$10,699,848	$297,488	$9,131,959	$271,124	$9,927,954	$129,907
Construction and land dev.	1,716,915	1,716,915	-	1,716,915	-	1,716,915	41,300	1,716,915	15,899
Commercial loans	9,157,106	2,652,194	6,504,912	9,157,106	1,068,912	10,568,967	201,326	9,862,888	95,834
Commercial equipment	234,139	206,358	27,780	234,139	27,780	264,955	11,880	258,778	2,976
Total	$22,215,658	$13,022,176	$8,785,831	$21,808,008	$1,394,180	$21,682,796	$525,630	$21,766,535	$244,616

At June 30, 2012 and December 31, 2011, impaired loans totaled $14,605,060 and $20,716,966, respectively. Impaired loans had specific allocations within the allowance for loan losses or have been reduced by charge-offs to recoverable values. Allocations of the allowance for loan losses relative to impaired loans at June 30, 2012 and December 31, 2011 were $1,518,108 and $1,996,935, respectively.

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

TDRs, included in the impaired loan schedule above, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$5,880,022	10	$7,696,921	10
Residential first mortgages	907,147	2	-	-
Construction and land development	1,716,915	1	1,716,915	1
Commercial loans	1,894,390	2	2,369,329	3
Commercial equipment	-	-	129,876	1
	$10,398,474	15	$11,913,041	15

At June 30, 2012, $10,106,139 or 97.19%, of TDRs were performing according to the terms of their restructured agreements compared to $11,113,326 or 93.3%, at December 31, 2011. Allocations of the allowance for loan losses relative to TDR impaired loans at June 30, 2012 and December 31, 2011 were $267,658 and $300,000, respectively. Interest income in the amount of $277,360 and $524,397 was recognized on these loans for the six months ended June 30, 2012 and year ended December 31, 2011, respectively.

During the six months ended June 30, 2012, the Bank modified five commercial real estate loans totaling $1,327,421 and two residential first mortgages totaling $907,368.

For the year ended December 31, 2011, TDR loans charged-off or transferred to OREO were $187,891. TDRs charged-off were for two commercial equipment loans totaling $76,592 and one TDR was transferred to foreclosed real estate for a commercial loan of $111,299. For the six months ended June 30, 2012, one commercial real estate relationship consisting of two commercial mortgage TDR loans was charged-off in the amount of $121,660 with the balance of $382,500 transferred to OREO.

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

June 30, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$40,665,026	$40,665,026	$-	$40,665,026	$-
Investment Securities - Held to Maturity	126,915,558	128,002,081	749,973	127,252,108	-
Federal Home Loan Bank and Federal Reserve Stock	5,780,450	5,818,000	-	5,818,000	-
Loans	734,414,892	755,143,310	-	755,143,310	-
Foreclosed Real Estate	5,562,158	5,562,158	-	5,562,158	-

Liabilities:
Savings, NOW and money market accounts	$378,524,653	$378,524,653	$-	$378,524,653	$-
Time Deposits	437,249,671	442,937,199	-	442,937,199	-
Long-Term Debt	60,552,148	-	-	-	-
Short Term Borrowings	3,000,000	3,000,000	-	3,000,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

December 31, 2011			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$41,827,612	$41,827,612	$-	$41,827,612	$-
Investment Securities - Held to Maturity	153,516,839	154,030,993	749,951	153,281,042	-
Federal Home Loan Bank and Federal Reserve Stock	5,587,000	5,624,000	-	5,624,000	-
Loans	710,088,775	726,238,000	-	726,238,000	-
Foreclosed Real Estate	5,028,513	5,028,513	-	5,028,513	-

Liabilities:
Savings, NOW and money market accounts	$371,737,480	$371,737,480	$-	$371,737,480	$-
Time Deposits	455,515,721	462,192,000	-	462,192,000	-
Long-Term Debt	60,576,595	61,353,000	-	61,353,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

At June 30, 2012, the Company had outstanding loan commitments and standby letters of credit of $21.4 million and $22.7 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of the Bank. The Company engages in no significant activity other than holding the stock of the Bank, paying its subordinated debt and preferred stock obligations, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank has sought to organically increase total assets through its targeted loan product lines. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships and enhance asset growth. The Bank’s marketing is directed towards growth in commercial loans, residential first mortgages and commercial real estate loans and increasing its balances of consumer and business transaction deposit accounts. The Bank believes that increases in transaction deposit accounts will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. It recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the inherent risk in the loan portfolio. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future interest rates and economic conditions in the region as well as individual borrowers’ circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2011.

The Bank conducts business through its main office in Waldorf, Maryland and ten branch offices in Charles, Calvert and St. Mary’s counties in Southern Maryland and in King George, Virginia. The Bank is the second largest overall deposit holder in the Tri-County area according to the most recent 2011 FDIC Summary of Deposit Survey. The Bank completed the building of its operations center during the second quarter of 2012 in Waldorf, Maryland.

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

SELECTED FINANCIAL DATA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Condensed Income Statement
Interest and Dividend Income	$10,102,542	$9,904,432	$20,210,926	$19,736,222
Interest Expense	2,765,341	3,168,429	5,789,026	6,390,746
Net Interest Income	7,337,201	6,736,003	14,421,900	13,345,476
Provision for Loan Loss	436,431	890,861	777,505	2,896,691
Noninterest Income	896,795	952,599	1,742,885	1,722,926
Noninterest Expense	6,363,686	4,923,298	12,261,105	10,034,522
Income Before Income Taxes	1,433,879	1,874,443	3,126,175	2,137,189
Income Tax Expense	492,727	654,648	1,079,770	675,896
Net Income	941,152	1,219,795	2,046,405	1,461,293
Preferred Stock Dividends	50,000	211,732	100,000	423,465
Net Income Available to Common Shareholders	891,152	1,008,063	1,946,405	1,037,828

Per Common Share
Basic Earnings	$0.29	$0.33	$0.64	$0.34
Diluted Earnings	$0.29	$0.33	$0.64	$0.34
Cash Dividends Declared	$0.40	$0.40	$0.40	$0.40
Book Value	$18.49	$18.07	$18.49	$18.07

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012

Net income available to common shareholders for the six-month period ended June 30, 2012 increased $908,577 to $1,946,405 ($0.64 basic and diluted earnings per common share), compared to $1,037,828 ($0.34 basic and diluted earnings per common share) for the same period in the prior year. The increase in net income available to common shareholders for the six months ended June 30, 2012 compared to the same six months in 2011 was due to a decrease in the provision for loan losses of $2,119,186, an increase in net interest income of $1,076,424 and noninterest income of $19,959 and a reduction in preferred stock dividends of $323,465. These positive impacts to net income were offset by increases in noninterest expense of $2,226,583 and income tax expense of $403,874.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$18,511,260	$17,873,206	$638,054	3.57%
Taxable interest and dividends on investment securities	1,696,918	1,859,352	(162,434)	(8.74%)
Interest on deposits with banks	2,748	3,664	(916)	(25.00%)
Total Interest and Dividend Income	20,210,926	19,736,222	474,704	2.41%

Interest Expenses
Deposits	4,609,719	5,204,481	(594,762)	(11.43%)
Short-term borrowings	31,751	24,455	7,296	29.83%
Long-term debt	1,147,556	1,161,810	(14,254)	(1.23%)
Total Interest Expenses	5,789,026	6,390,746	(601,720)	(9.42%)

Net Interest Income	14,421,900	13,345,476	1,076,424	8.07%
Provision for loan losses	777,505	2,896,691	(2,119,186)	(73.16%)

Net Interest Income After Provision For Loan Losses	$13,644,395	$10,448,785	$3,195,610	30.58%

Interest and dividend income increased by $474,704 due to the growth of $88.0 million to the average balance of interest-earning assets from $809.1 million for the six months ended June 30, 2011 to $897.1 million for the six months ended June 30, 2012. This growth was partially offset by a reduction in the average yield on interest-earning assets from 4.88% for the six months ended June 30, 2011 to 4.51% for the six months ended June 30, 2012.

Interest expense decreased $601,720 due to a reduction in the average cost of funds on interest-bearing liabilities from 1.75% for the six months ended June 30, 2011 to 1.43% for the six months ended June 30, 2012. This was achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.96% and 1.02%, respectively, for the six months ended June 30, 2011 to 1.67% and 0.68%, respectively, for the six months ended June 30, 2012. The decline in the average cost of funds was partially offset by higher average deposit balances. Average customer deposits increased $75.4 million from $652.6 million for the six months ended June 30, 2011 to $728.0 million for the six months ended June 30, 2012.

The Company has been successful in increasing its core deposits and reducing the cost of funds in the low interest rate environment over the last several years and has limited the effect of the lower interest rate environment on loan rates through pricing and interest rate floors.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2012 and 2011, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$712,597	$18,511	5.20%	$653,757	$17,873	5.47%
Investment securities, federal funds
sold and interest-bearing deposits	184,477	1,700	1.84%	155,359	1,863	2.40%
Total interest-earning assets	897,074	20,211	4.51%	809,116	19,736	4.88%
Cash and cash equivalents	8,393			10,531
Other assets	53,564			54,154
Total Assets	$959,031			$873,801

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$31,716	$38	0.24%	$32,528	$55	0.34%
Interest-bearing demand and money
market accounts	252,889	860	0.68%	195,638	994	1.02%
Certificates of deposit	443,425	3,711	1.67%	424,464	4,156	1.96%
Long-term debt	59,870	977	3.26%	62,268	1,007	3.23%
Short-term debt	7,228	32	0.89%	3,953	24	1.21%
Guaranteed preferrred beneficial interest
in junior subordinated debentures	12,000	171	2.85%	12,000	155	2.58%

Total Interest-Bearing Liabilities	807,128	5,789	1.43%	730,851	6,391	1.75%

Noninterest-bearing demand deposits	67,434			64,466
Other liabilities	7,421			6,636
Stockholders' equity	77,048			71,848
Total Liabilities and Stockholders' Equity	$959,031			$873,801

Net interest income		$14,422			$13,345

Interest rate spread			3.07%			3.13%
Net yield on interest-earning assets			3.22%			3.30%
Ratio of average interest-earning
assets to average interest bearing
liabilities			111.14%			110.71%

(1) Average balance includes nonaccrual loans

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest earning asset and interest bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

	Six months ended June 30, 2012
	compared to six months ended
		June 30, 2011
		Due to
	Volume	Rate	Total

Interest income:
Loan portfolio	$1,528	$(890)	$638
Investment securities, federal funds
sold and interest bearing deposits	268	(431)	(163)
Total interest-earning assets	$1,796	$(1,321)	$475

Interest-bearing liabilities:
Savings	(1)	(16)	(17)
Interest-bearing demand and money
market accounts	195	(329)	(134)
Certificates of deposit	159	(604)	(445)
Long-term debt	(39)	9	(30)
Short-term debt	14	(6)	8
Guaranteed preferrred beneficial interest
in junior subordinated debentures	-	16	16
Total interest-bearing liabilities	$328	$(930)	$(602)
Net change in net interest income	$1,468	$(391)	$1,077

The Company’s provision for loan losses decreased $2,119,186 and reflected improving asset quality and a decrease in the allowance for specific nonperforming loans based on management’s estimate of realizable value. The provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. Overall delinquency, which includes all loans greater than 30 days past due increased from 2.09% at December 31, 2011 to 2.37% at June 30, 2012. Nonperforming loans as a percentage of total loans were 1.48% at June 30, 2012 compared to 1.65% at March 31, 2012 and 1.32% at December 31, 2011. Net charge-offs decreased $2,460,667 from $3,468,283 for the six months ended June 30, 2011 to $1,007,616 for the six months ended June 30, 2012.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$383,441	$351,731	$31,710	9.02%
Net losses on sale of OREO	(96,917)	-	(96,917)	n/a
Income from bank owned life insurance	319,117	324,204	(5,087)	(1.57%)
Service charges	1,001,903	966,833	35,070	3.63%
Gain on sale of loans held for sale	135,341	80,158	55,183	68.84%
Total Noninterest Income	$1,742,885	$1,722,926	$19,959	1.16%

Noninterest income increased primarily due to growth in service charge income and loan fees as a result of the increased asset size of the Bank. Gains on loan sales increased to $135,341 on sales of $3,286,050 for the six months ended June 30, 2012 compared to $80,158 on sales of $2,987,303 for the same period in 2011. During the six months ended June 30, 2012, the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$6,490,079	$5,426,867	$1,063,212	19.59%
Occupancy expense	901,791	884,972	16,819	1.90%
Advertising	259,091	234,037	25,054	10.71%
Data processing expense	789,593	571,109	218,484	38.26%
Professional fees	568,504	450,241	118,263	26.27%
Depreciation of furniture, fixtures, and equipment	297,289	202,192	95,097	47.03%
Telephone communications	92,086	86,231	5,855	6.79%
Office supplies	133,990	75,900	58,090	76.53%
FDIC Insurance	891,202	656,341	234,861	35.78%
Valuation allowance on OREO	626,176	315,883	310,293	98.23%
Other	1,211,304	1,130,749	80,555	7.12%
Total Noninterest Expense	$12,261,105	$10,034,522	$2,226,583	22.19%

For the six months ended June 30, 2012, noninterest expense increased primarily due to growth in employee compensation, increased valuation allowance on OREO properties, increased FDIC insurance and one-time conversion related costs for a change of the Bank’s core service provider. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. In addition, approximately $250,000 of employee compensation related to bonuses and overtime to implement the new core system. Data processing and professional fees increased from the comparable period in 2011 due mostly to conversion related costs. FDIC insurance grew as the Bank’s average asset size increased. Employee compensation, data processing, professional fees and FDIC insurance increased to support the growth of the Bank and to accommodate greater than before regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act.

The Company recorded income tax expense of $1,079,770 or 34.5%, of pretax earnings of $3,126,175, for the six months ended June 30, 2012 compared with 675,896 or 31.6%, of pretax earnings of $2,137,189, for the six months ended June 30, 2011. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2011.

The Company’s preferred stock dividends decreased $323,465 to $100,000 for the six months ended June 30, 2012 from $423,465 for the six months ended June 30, 2011. The decrease was due to the Company’s participation in SBLF and payoff of TARP during the third quarter of 2011. If the Company maintains its 1% dividend for 2012, the annual preferred SBLF dividend will decrease to $200,000 compared to a previous annualized cost of $846,930 for TARP participation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012

Net income available to common shareholders for the three-month period ended June 30, 2012 decreased $116,911 to $891,152 ($0.29 basic and diluted earnings per common share), compared to $1,008,063 ($0.33 basic and diluted earnings per common share) for the same period in the prior year. The decrease in net income available to common shareholders for the three months ended June 30, 2012 compared to the same quarter in 2011 was attributable to increases in noninterest expense of $1,440,388 and a decrease in noninterest income of $55,804. These reductions of income were partially offset by increases in net interest income of $601,198 due to larger average loan balances and a lower cost of funds, a lower provision for loan losses of $454,430, a decrease in income tax expense of $161,921 and a decrease in preferred stock dividends of $161,732.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,286,377	$9,012,635	$273,742	3.04%
Taxable interest and dividends on investment securities	815,101	889,515	(74,414)	(8.37%)
Interest on deposits with banks	1,064	2,282	(1,218)	(53.37%)
Total Interest and Dividend Income	10,102,542	9,904,432	198,110	2.00%

Interest Expenses
Deposits	2,197,377	2,595,961	(398,584)	(15.35%)
Short-term borrowings	15,910	10,022	5,888	58.75%
Long-term debt	552,054	562,446	(10,392)	(1.85%)
Total Interest Expenses	2,765,341	3,168,429	(403,088)	(12.72%)

Net Interest Income	7,337,201	6,736,003	601,198	8.93%
Provision for loan losses	436,431	890,861	(454,430)	(51.01%)

Net Interest Income After Provision For Loan Losses	$6,900,770	$5,845,142	$1,055,628	18.06%

Interest rate spread and net interest margin for the second quarter of 2012 improved to 3.14% and 3.28%, respectively, from 3.00% and 3.15%, respectively, for the first quarter 2012. Net interest income increased $252,502 from $7,084,699 for the three months ended March 31, 2012 to $7,337,201 for the three months ended June 30, 2012. The improvement was based on a decrease in the cost of interest-bearing liabilities. The average balances for both interest-bearing assets and interest-bearing liabilities were similar during both quarters and were not a material factor in the increase. Average deposit costs have fallen 11 basis points from 1.32% for the quarter ended March 31, 2012 to 1.21% for the quarter ended June 30, 2012. The positive trend of decreasing deposit funding costs is expected to continue during the third quarter based on the scheduled maturities of time deposits and current market rates. At June 30, 2012, the cost of deposits was 1.02%.

Interest and dividend income increased by $198,110 due to growth of $87.3 million to the average balance of interest-earning assets from $807.8 million for the three months ended June 30, 2011 to $895.1 million for the three months ended June 30, 2012. This growth was partially offset by a reduction in the average yield on interest-earning assets from 4.90% for the three months ended June 30, 2011 to 4.51% for the three months ended June 30, 2012.

Interest expense decreased $403,088 due to a reduction in the average cost of funds on interest-bearing liabilities from 1.73% for the three months ended June 30, 2011 to 1.37% for the three months ended June 30, 2012. This was achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.94% and 1.03%, respectively, for the three months ended June 30, 2011 to 1.65% and 0.61%, respectively, for the three months ended June 30, 2012. The decline in the average cost of funds was partially offset by higher average deposit balances. Average customer deposits increased $67.4 million from $659.1 million for the three months ended June 30, 2011 to $726.5 million for the three months ended June 30, 2012.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2012 and 2011, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$721,400	$9,286	5.15%	$658,599	$9,012	5.47%
Investment securities, federal funds
sold and interest-bearing deposits	173,721	817	1.88%	149,228	893	2.39%
Total interest-earning assets	895,121	10,103	4.51%	807,827	9,905	4.90%
Cash and cash equivalents	10,151			12,084
Other assets	54,370			55,030
Total Assets	$959,642			$874,941

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$32,561	$5	0.06%	$31,777	$24	0.30%
Interest-bearing demand and money
market accounts	255,670	387	0.61%	206,330	533	1.03%
Certificates of deposit	438,242	1,805	1.65%	420,947	2,039	1.94%
Long-term debt	59,172	467	3.16%	60,605	486	3.21%
Short-term debt	7,590	16	0.84%	1,129	10	3.54%
Guaranteed preferrred beneficial interest
in junior subordinated debentures	12,000	85	2.83%	12,000	77	2.57%

Total Interest-Bearing Liabilities	805,235	2,765	1.37%	732,788	3,169	1.73%

Noninterest-bearing demand deposits	69,240			64,159
Other liabilities	7,979			6,348
Stockholders' equity	77,188			71,646
Total Liabilities and Stockholders' Equity	$959,642			$874,941

Net interest income		7,338			6,736

Interest rate spread			3.14%			3.17%
Net yield on interest-earning assets			3.28%			3.34%
Ratio of average interest-earning
assets to average interest bearing
liabilities			111.16%			110.24%

(1) Average balance includes nonaccrual loans

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest earning asset and interest bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

	Three months ended June 30, 2012
	compared to three months ended
		June 30, 2011
		Due to
	Volume	Rate	Total

Interest income:
Loan portfolio	$808	$(534)	$274
Investment securities, federal funds
sold and interest bearing deposits	115	(191)	(76)
Total interest-earning assets	$923	$(725)	$198

Interest-bearing liabilities:
Savings	-	(19)	(19)
Interest-bearing demand and money
market accounts	75	(221)	(146)
Certificates of deposit	71	(305)	(234)
Long-term debt	(11)	(8)	(19)
Short-term debt	14	(8)	6
Guaranteed preferrred beneficial interest
in junior subordinated debentures	-	8	8
Total interest-bearing liabilities	$149	$(553)	$(404)
Net change in net interest income	$774	$(172)	$602

The Company’s provision for loan losses decreased $454,430 from the comparable period in 2011. The decrease in the Company’s provision for loan losses for the three months ended June 30, 2012 was primarily due to decreases in the allowance for specific nonperforming loans based on management’s estimate of realizable value and a decrease in charge-offs. Net charge-offs decreased $147,224 from $1,074,054 for the three months ended June 30, 2011 to $926,830 for the three months ended June 30, 2012.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$202,127	$193,633	$8,494	4.39%
Net losses on sale of OREO	-	-	-	n/a
Income from bank owned life insurance	159,911	164,509	(4,598)	(2.79%)
Service charges	465,391	539,874	(74,483)	(13.80%)
Gain on sale of loans held for sale	69,366	54,583	14,783	27.08%
Total Noninterest Income	$896,795	$952,599	$(55,804)	(5.86%)

The $55,804 decrease to noninterest income was principally due to a reduction in second quarter service charges compared to the prior year due to a one time one-month waiver of certain deposit account service charges during the Bank’s transition to a new core system.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,170,213	$2,675,393	$494,820	18.50%
Occupancy expense	464,319	467,581	(3,262)	(0.70%)
Advertising	179,083	115,341	63,742	55.26%
Data processing expense	421,153	288,356	132,797	46.05%
Professional fees	343,295	233,153	110,142	47.24%
Depreciation of furniture, fixtures, and equipment	162,364	102,663	59,701	58.15%
Telephone communications	48,312	44,207	4,105	9.29%
Office supplies	71,928	37,109	34,819	93.83%
FDIC Insurance	447,587	330,022	117,565	35.62%
Valuation allowance on OREO	326,176	-	326,176	n/a
Other	729,256	629,473	99,783	15.85%
Total Noninterest Expense	$6,363,686	$4,923,298	$1,440,388	29.26%

For the three months ended June 30, 2012, noninterest expense increased primarily due to growth in employee compensation, increased valuation allowance on OREO properties, increased FDIC insurance and one-time conversion related costs for a change of the Bank’s core service provider. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. In addition, approximately $250,000 of second quarter 2012 employee compensation related to bonuses and overtime to implement the new core system. Data processing and professional fees increased from the comparable period in 2011 due mostly to conversion related costs. FDIC insurance grew as the Bank’s average asset size increased. Employee compensation, data processing, professional fees and FDIC insurance increased to support the growth of the Bank and to accommodate greater than before regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act.

The Company recorded income tax expense of $492,727 or 34.4%, of pretax earnings of $1,433,879, for the three months ended June 30, 2012 compared with 654,648 or 34.9%, of pretax earnings of $1,874,443, for the three months ended June 30, 2011. The lower effective tax rate was the result of a higher relative percentage of tax exempt income as a percentage of pretax income than the comparable period of the prior year.

The Company’s preferred stock dividends decreased $161,732 to $50,000 for the three months ended June 30, 2012 from $211,732 for the three months ended June 30, 2011. The decrease was due to the Company’s participation in the SBLF and payoff of TARP during the third quarter of 2011.

FINANCIAL CONDITION

	June 30, 2012	December 31, 2011	$ Change	% Change
Assets
Cash and due from banks	$11,235,647	$13,074,091	$(1,838,444)	(14.06%)
Federal funds sold	385,000	5,040,000	(4,655,000)	(92.36%)
Interest-bearing deposits with banks	398,017	1,004,098	(606,081)	(60.36%)
Securities available for sale (AFS), at fair value	40,665,026	41,827,612	(1,162,586)	(2.78%)
Securities held to maturity (HTM), at amortized cost	126,915,558	153,516,839	(26,601,281)	(17.33%)
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,780,450	5,587,000	193,450	3.46%
Loans receivable - net of allowance for loan losses of $7,464,137 and $7,655,041 respectively	734,414,892	710,088,775	24,326,117	3.43%
Premises and equipment, net	19,322,261	16,440,902	2,881,359	17.53%
Foreclosed real estate	5,562,158	5,028,513	533,645	10.61%
Accrued interest receivable	3,079,092	3,027,784	51,308	1.69%
Investment in bank owned life insurance	18,417,201	18,098,085	319,116	1.76%
Other assets	9,699,419	10,746,024	(1,046,605)	(9.74%)

Total Assets	$975,874,721	$983,479,723	$(7,605,002)	(0.77%)

Details of the Bank’s loan portfolio are presented below:

	June 30, 2012%		December 31, 2011%

Commercial real estate	$398,017,392	53.59%	$370,383,885	51.55%
Residential first mortgages	178,459,492	24.03%	164,543,309	22.90%
Construction and land development	32,405,839	4.36%	36,744,865	5.11%
Home equity and second mortgage	22,525,909	3.03%	24,138,324	3.36%
Commercial loans	93,096,685	12.54%	101,968,056	14.19%
Consumer loans	1,007,453	0.14%	1,000,983	0.14%
Commercial equipment	17,151,518	2.31%	19,760,753	2.75%
	742,664,288	100.00%	718,540,175	100.00%
Less:
Deferred loan fees	785,259	0.11%	796,359	0.11%
Allowance for loan loss	7,464,137	1.01%	7,655,041	1.07%
	8,249,396		8,451,400

	$734,414,892		$710,088,775

Assets decreased primarily due to a decrease in securities and cash and cash equivalents, offsetting loan growth. Cash, maturing securities and Federal Home Loan Bank advances were utilized to fund loan growth and operating needs. The differences in allocations between the different cash and investment categories reflect operational needs.

Premises and equipment increased due primarily to construction completed during the second quarter of 2012 of the Bank’s new operations center in Waldorf, Maryland and its newest branch in King George, Virginia, which opened in March 2012. Other assets decreased due to a reduction in prepaid expenses.

Gross loan growth of $24,124,113 from $718,540,175 at December 31, 2011 to $742,664,288 at June 30, 2012, was due to net new loans of $27,633,507 in commercial real estate and $13,916,183 in residential mortgages offset by decreases of $8,871,371 in commercial loans, $4,339,026 in construction and land development loans, $2,609,235 in commercial equipment loans and a net decrease in other loan categories of $1,605,945. During 2010 and 2011, the Bank managed the relative size of the components of its loan portfolio to increase commercial real estate and residential first mortgage portfolios, growing from 46.88% and 18.59% of the loan portfolio, respectively, at December 31, 2009 to 53.59% and 24.03%, respectively, at June 30, 2012.

The table below highlights nonperforming asset ratio trends:

	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011	As of December 31, 2010
Past due loans (PDLs) to total loans (31 to 89 days)	0.89%	0.20%	0.76%	0.17%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.48%	1.65%	1.32%	2.04%
Total loan delinquency (PDLs + NPLs) to total loans	2.37%	1.85%	2.09%	2.21%
Nonperforming assets (NPLs +OREO) to total assets	1.69%	1.71%	1.48%	2.71%
Nonperforming assets to gross loans + OREO	2.21%	2.25%	2.01%	3.56%
Nonperforming assets + TDRs to total assets (a)	2.73%	2.79%	2.61%	4.58%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

The Company’s nonperforming asset ratios improved from the first quarter of 2012. Although overall delinquency increased due to an increase in loans 31-89 days delinquent, nonperforming loans (loans 90 days or greater delinquent) decreased during the second quarter of 2012.

The Bank had 38 nonperforming loans at June 30, 2012 compared to 35 nonperforming loans at December 31, 2011. Nonperforming loans (loans 90 days or greater delinquent) decreased $1,122,490 from March 31, 2012 and increased $1,461,377 from December 31, 2011 to $10,971,994 at June 30, 2012. The Company’s allowance for loan losses decreased from $7,915,798 or 1.07% of loans, at December 31, 2011 to $7,464,137 or 1.01% of loans, at June 30, 2012 due to a reduction in specific reserves on loans evaluated for impairment and reflected a trend of improving asset quality over the last quarter. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

Nonperforming Loans (Nonaccrual Loans) by Portfolio Segment

	June 30, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$1,675,021	8	$2,866,539	11
Residential first mortgages	3,430,204	9	2,438,771	7
Construction and land development	331,888	3	1,413,550	2
Home equity and second mortgage	227,296	5	291,285	7
Commercial loans	5,204,771	9	2,263,916	4
Consumer loans	-	-	500	1
Commercial equipment	102,814	4	236,056	3
	$10,971,994	38	$9,510,617	35

Commercial real estate has been impacted by economic conditions in our local market mainly due to higher vacancies in commercial office space. Nonperforming residential first mortgages are the result of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The 2012 increase in commercial nonperforming loans was primarily for one well secured customer relationship. The Company has decreased nonperforming construction and land development loans from $9,504,414 at December 31, 2009 to $331,888 at June 30, 2012 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558, or 10.0% of total loans at December 31, 2009 to $32,405,839, or 4.36% of total loans at June 30, 2012. At June 30, 2012, the Bank provided for a specific allowance of $741,503 on nonperforming loans of $1,600,613 and no allowance on $9,371,381 of nonperforming loans. Specific allowances are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

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

OREO, Nonperforming (Nonaccrual Loans) and Impaired Loans

	June 30, 2012	December 31, 2011

OREO	$5,562,158	$5,028,513

Nonperforming loans
Nonaccrual loans with impairment	$1,308,278	$4,517,009
Nonaccrual loans with no impairment	9,371,381	4,193,893
TDRs not performing according to terms	292,335	799,715

Total Nonperforming Loans	$10,971,994	$9,510,617

Total Nonperforming Assets	$16,534,152	$14,539,130

Impaired loans
Nonaccrual loans with impairment	$1,308,278	$4,517,009
Performing loans with impairment	2,898,308	4,286,916
TDRs not performing according to terms	292,335	799,715
TDRs performing according to terms	10,106,139	11,113,326

Total Impaired Loans	$14,605,060	$20,716,966

Asset Quality
Nonperforming loans (NPLs)	$10,971,994	$9,510,617
Nonperforming assets (NPLs + OREO)	16,534,152	14,539,130
Troubled debt restructures (TDRs)	10,398,474	11,913,041
Allowance for loan losses to total loans	1.01%	1.07%
Past due loans (PDLs) to total loans (31 to 89 days)	0.89%	0.76%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.48%	1.32%
Total loan delinquency (PDLs + NPLs) to total loans	2.37%	2.09%
Allowance for loan losses to nonperforming loans	68.03%	80.49%
Nonperforming assets (NPLs +OREO) to total assets	1.69%	1.48%
Nonperforming assets to gross loans + OREO	2.21%	2.01%
Nonperforming assets + TDRs to total assets (a)	2.73%	2.61%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

The Company’s June 30, 2012 OREO balance of $5,562,158 increased $533,645 compared to December 31, 2011, consisting of additions of $1,555,770 offset by valuation allowances of $626,176 to adjust for current appraised values and disposals of $395,949. During the six months ended June 30, 2012, the Bank disposed of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917. Current year OREO additions include two construction and land development projects valued at $1,038,000 that the Bank utilized the deposit method to account for the sale and transfer of legal title to the borrower. Payments of principal and interest will be recorded as a deposit (liability) until the transaction qualifies for full accrual or installment accounting treatment. As of June 30, 2012, the Bank has received $109,000 in payments on these projects. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

	June 30, 2012	December 31, 2011	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$84,661,470	$81,097,622	$3,563,848	4.39%
Interest-bearing deposits	731,112,854	746,155,579	(15,042,725)	(2.02%)
Total deposits	815,774,324	827,253,201	(11,478,877)	(1.39%)
Short-term borrowings	3,000,000	-	3,000,000	n/a
Long-term debt	60,552,148	60,576,595	(24,447)	(0.04%)
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	8,186,305	8,195,829	(9,524)	(0.12%)

Total Liabilities	$899,512,777	$908,025,625	$(8,512,848)	(0.94%)

The decrease in deposits is consistent with normal seasonal fluctuations of customer accounts. During 2012, lower-cost transaction accounts continued to increase as a percentage of total deposits and have increased from 44.94% at December 31, 2011 to 46.40% at June 30, 2012. Since December 31, 2010, transaction deposits have increased $78,662,030 from $286,368,452, or 39.52% of deposits, to $378,524,653, or 46.40% at June 30, 2012. Total short-term borrowings increased to fund operating needs.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2011 indicated that the Bank moved up one position this year to become the second largest overall deposit holder in the Tri-County area with a market share of 19.27%. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s strategy of reducing funding costs. Since the FDIC survey date, deposits increased $61,842,494 to $815,774,324 at June 30, 2012 from $753,931,830 at June 30, 2011.

	June 30, 2012	December 31, 2011	$ Change	% Change
Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	$20,000,000	$20,000,000	$-	0.00%
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,048,084 and 3,026,557 shares	30,481	30,266	215	0.71%
Additional paid in capital	17,733,436	17,367,403	366,033	2.11%
Retained earnings	39,283,317	38,712,194	571,123	1.48%
Accumulated other comprehensive gain	297,350	289,599	7,751	2.68%
Unearned ESOP shares	(982,640)	(945,364)	(37,276)	3.94%

Total Stockholders' Equity	$76,361,944	$75,454,098	$907,846	1.20%

The $907,846 increase in stockholders’ equity was due to net income of $2,046,405, net stock related activities of $175,261 and adjustments to other comprehensive income of $7,751 partially offset by payments of common stock dividends of $1,216,570 and preferred stock dividends of $105,001. Common stockholders' equity of $56,361,944 at June 30, 2012, resulted in a book value of $18.49 per common share.

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

Cash, federal funds sold, and interest-bearing deposits with banks as of June 30, 2012 totaled $12,018,664, a decrease of $7,099,525, or 37.13%, from the December 31, 2011 total of $19,118,189. The decrease in cash was primarily due to a decrease in deposits and the excess of loan originations over principal payments collected partially offset by proceeds received from maturing investment securities.

During the six months ended June 30, 2012, all financing activities used $9,913,246 in cash compared to $18,470,421 in cash provided for the same period in 2011. The decrease of cash flows from financing activities of $28,383,667 was primarily due to a net decrease in deposits of $40,828,381 as customer deposits for the six months ended June 30, 2012 decreased $11,478,877 compared to an increase in deposits of $29,349,504 for the six months ended June 30, 2011. This was partially offset by increases in cash provided of $11,954,913 for long-term debt and short term borrowing activity. The Bank increased short-term borrowings by $3,000,000 for the six months ended June 30, 2012 compared to an increase in short term borrowings of $1,044,127 for the same period in 2011. Additionally, scheduled pay downs on long-term debt decreased from $10,023,487 for the six months ended June 30, 2011 to $24,447 for the six months ended June 30, 2012. Other financing activities increased cash provided by $489,801.

Operating activities provided cash of $5,163,197 for the six months ended June 30, 2012 compared to $1,947,059 of cash provided for the same period of 2011, an increase in cash of $3,216,138 from the comparable period in 2011. Cash increased primarily due to an increase in net income and a decrease in other assets partially offset by a decrease in the provision for loan losses and an increase in deferred tax assets.

Investing activities used cash of $2,349,476 during the six months ended June 30, 2012 compared to $16,254,327 of cash used for the same period of 2011. The decrease in cash used of $13,904,851 was primarily due to the decrease in the excess of loan originations over principal payments collected which resulted in a $13,986,737 of the cash provided. For the six months ended June 30, 2012, loans originated exceeded principal collected by $26,623,048 compared to the six months ended June 30, 2011 where loans originated exceeded principal collected by $40,609,785. In addition, net investment transactions increased cash $1,225,840 from a $26,151,724 cash provided for the six months ended June 30, 2011 to $27,377,564 cash provided for the six months ended June 30, 2012. Lastly, net cash was provided from proceeds for the sale of foreclosed real estate of $299,302. These increased to cash were offset by an increase in net cash used of $1,607,028 for premises and equipment related principally to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2012 are presented in the following table.

At June 30, 2012	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$95,529	12.55%	$60,878	8.00%
The Bank	$92,449	12.20%	$60,599	8.00%	$75,749	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$88,065	11.57%	$30,439	4.00%
The Bank	$84,985	11.22%	$30,299	4.00%	$45,449	6.00%

Tier 1 Capital (to average assets)
The Company	$88,065	9.16%	$38,449	4.00%
The Bank	$84,985	8.87%	$38,310	4.00%	$47,887	5.00%

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

The Company periodically evaluates the ability of the Company to realize the value of its deferred tax assets. If the Company were to determine that it was not more likely than not that the Company would realize the full amount of the deferred tax assets, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, estimates of future income tax rates and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. As of June 30, 2012, 106,006 shares were available to be repurchased under the repurchase program. The following schedule provides repurchases for the three months ended June 30, 2012.

			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2012	9,000	$17.09	9,000	106,006
May 1-31, 2012	-	-	-	106,006
June 1-30, 2012	-	-	-	106,006
Total	9,000	$17.09	9,000	106,006

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

TRI-COUNTY FINANCIAL CORPORATION

Date: August 3, 2012	By:	/s/ Michael L. Middleton
Michael L. Middleton Chief Executive Officer

Date: August 3, 2012	By:	/s/ William J. Pasenelli
William J. Pasenelli President and Chief Financial Officer

