Form 10-Q/A
period 2012-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2012-09-05
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐ TRANSITION REPORT PRSUANT TO SECTION 13 OR 15(d)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on August 3, 2012 (the “Form 10-Q”), is to furnish Exhibit 101.0 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101.0 to this Amendment No. 1 to the Form 10-Q provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way the disclosures included in the Form 10-Q.

PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit 31 -	Rule 13a-14(a) Certifications *
Exhibit 32 -	Section 1350 Certifications Exhibit 31 - Rule 13a-14(a) Certifications*
Exhibit 101.0 -	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.**

_______________________

* Previously filed.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: September 4, 2012	By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: September 4, 2012	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer