Form 10-Q
period 2012-09-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2012-11-14
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐         No ☒

As of November 6, 2012, the registrant had 3,033,727 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

ITEM I. FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$21,817,369	$13,074,091
Federal funds sold	2,155,000	5,040,000
Interest-bearing deposits with banks	2,222,626	1,004,098
Securities available for sale (AFS), at fair value	36,578,992	41,827,612
Securities held to maturity (HTM), at amortized cost	125,044,874	153,516,839
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,431,750	5,587,000
Loans receivable - net of allowance for loan losses of $8,096,152 and $7,655,041	732,009,028	710,088,775
Premises and equipment, net	19,848,616	16,440,902
Foreclosed real estate (OREO)	6,095,233	5,028,513
Accrued interest receivable	3,067,197	3,027,784
Investment in bank owned life insurance	18,574,378	18,098,085
Other assets	9,068,914	10,746,024

Total Assets	$981,913,977	$983,479,723

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$86,838,602	$81,097,622
Interest-bearing deposits	736,148,999	746,155,579
Total deposits	822,987,601	827,253,201
Short-term borrowings	-	-
Long-term debt	60,539,741	60,576,595
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	8,637,618	8,195,829

Total Liabilities	904,164,960	908,025,625

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,040,918 and 3,026,557 shares, respectively	30,409	30,266
Additional paid in capital	17,732,913	17,367,403
Retained earnings	40,602,194	38,712,194
Accumulated other comprehensive gain	366,141	289,599
Unearned ESOP shares	(982,640)	(945,364)

Total Stockholders' Equity	77,749,017	75,454,098

Total Liabilities and Stockholders' Equity	$981,913,977	$983,479,723

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$9,113,063	$9,292,814	$27,624,323	$27,166,020
Taxable interest and dividends on investment securities	768,611	832,833	2,465,529	2,692,185
Interest on deposits with banks	4,982	8,860	7,730	12,524
Total Interest and Dividend Income	9,886,656	10,134,507	30,097,582	29,870,729

Interest Expenses
Deposits	1,990,577	2,772,278	6,600,296	7,976,759
Short-term borrowings	11,256	11,638	43,007	36,093
Long-term debt	537,216	594,584	1,684,772	1,756,394
Total Interest Expenses	2,539,049	3,378,500	8,328,075	9,769,246

Net Interest Income	7,347,607	6,756,007	21,769,507	20,101,483
Provision for loan losses	746,075	644,654	1,523,580	3,541,345

Net Interest Income After Provision For Loan Losses	6,601,532	6,111,353	20,245,927	16,560,138

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	280,456	240,941	663,897	592,672
Gain on sale of asset	-	12,500	-	12,500
Net gain (losses) on sale of OREO	-	38,218	(96,917)	38,218
Income from bank owned life insurance	157,177	163,023	476,294	487,227
Service charges	528,420	518,545	1,530,323	1,485,378
Gain on sale of loans held for sale	336,384	53,129	471,725	133,287
Total Noninterest Income	1,302,437	1,026,356	3,045,322	2,749,282

Noninterest Expense
Salary and employee benefits	3,492,524	2,801,642	9,982,603	8,228,509
Occupancy expense	487,233	459,412	1,389,024	1,344,384
Advertising	86,020	154,127	345,111	388,164
Data processing expense	329,005	262,331	1,118,598	833,440
Professional fees	177,818	237,415	746,322	687,656
Depreciation of furniture, fixtures, and equipment	188,870	106,808	486,159	309,000
Telephone communications	45,563	38,943	137,649	125,174
Office supplies	52,751	50,418	186,741	126,318
FDIC Insurance	201,607	329,261	1,092,809	985,602
Valuation allowance on OREO	31,050	342,700	657,226	658,583
Other	508,343	494,337	1,719,647	1,625,086
Total Noninterest Expense	5,600,784	5,277,394	17,861,889	15,311,916

Income before income taxes	2,303,185	1,860,315	5,429,360	3,997,504
Income tax expense	830,244	653,856	1,910,014	1,329,752
Net Income	$1,472,941	$1,206,459	$3,519,346	$2,667,752
Preferred stock dividends	50,000	197,912	150,000	621,377
Net Income Available to Common Shareholders	$1,422,941	$1,008,547	$3,369,346	$2,046,375

Net Income	$1,472,941	$1,206,459	$3,519,346	$2,667,752
Other comprehensive income net of tax:
Net unrealized holding gains (losses) arising during period	68,791	(33,069)	76,542	(512)
Comprehensive income	$1,541,732	$1,173,390	$3,595,888	$2,667,240

Per Common Share
Basic earnings	$0.47	$0.33	$1.11	$0.68
Diluted earnings	$0.47	$0.33	$1.10	$0.67
Cash dividends paid	$-	$-	$0.40	$0.40

See notes to consolidated financial statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,519,346	$2,667,752
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	1,523,580	3,541,345
Depreciation and amortization	845,804	659,146
Loans originated for resale	(9,987,050)	(4,505,200)
Proceeds from sale of loans originated for sale	10,383,776	4,607,534
Gain on sale of loans held for sale	(471,725)	(133,287)
Net loss (gain) on the sale of OREO	96,917	(38,218)
Gain on sale of asset	-	(12,500)
Net amortization of premium/discount on investment securities	308,509	148,066
Increase in OREO valuation allowance	657,226	658,583
Increase in cash surrender of bank owned life insurance	(476,293)	(487,227)
Deferred income tax benefit	(773,527)	(9,001)
Increase in accrued interest receivable	(39,413)	(223,542)
Stock based compensation	263,088	249,638
Increase (Decrease) in deferred loan fees	104,942	(562,689)
Increase in accounts payable, accrued expenses, other liabilities	441,789	834,523
Decrease (Increase) in other assets	2,411,207	(354,580)

Net cash provided by operating activities	8,808,176	7,040,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS investment securities	(10,101,789)	(16,938,289)
Proceeds from redemption or principal payments of AFS investment securities	15,465,959	7,770,836
Purchase of HTM investment securities	(11,249,535)	(44,566,549)
Proceeds from maturities or principal payments of HTM investment securities	39,413,413	31,417,121
Net decrease of FHLB and Federal Reserve stock	155,250	560,000
Loans originated or acquired	(173,628,906)	(212,137,977)
Principal collected on loans	147,989,755	160,219,253
Purchase of premises and equipment	(4,253,518)	(3,093,456)
Proceeds from sale of OREO	344,512	8,611,201
Proceeds from sale of assets	-	12,500

Net cash provided by (used in) investing activities	4,135,141	(68,145,360)

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (continued)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(4,265,600)	$88,467,742
Payments of long-term borrowings	(36,854)	(10,035,408)
Net decrease in short term borrowings	-	(383,019)
Exercise of stock options	67,391	61,668
Proceeds from Small Business lending Fund Preferred Stock	-	20,000,000
Redemption of Troubled Asset Relief Program Preferred Stock	-	(16,317,000)
Dividends Paid	(1,371,571)	(1,932,099)
Net change in unearned ESOP shares	(1,942)	(449,645)
Redemption of common stock	(257,935)	(409,967)

Net cash (used in) provided by financing activities	(5,866,511)	79,002,272

INCREASE IN CASH AND CASH EQUIVALENTS	$7,076,806	$17,897,255

CASH AND CASH EQUIVALENTS - JANUARY 1	19,118,189	9,823,436

CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$26,194,995	$27,720,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$8,340,170	$9,864,986
Income taxes	$1,470,590	$2,351,137
Transfer from loans to foreclosed real estate	$2,165,376	$7,878,778
Issuance of common stock for payment of compensation	$263,088	$249,639

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2011 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2012 presentation.

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

The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis.

	September 30, 2012

Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations (CMOs)	$30,279,555	$-	$30,279,555	$-
Mortgage Backed Securities (MBS)	2,027,344	-	2,027,344	-
Corporate equity securities	37,360	-	37,360	-
Bond mutual funds	4,234,733	-	4,234,733	-
Total available for sale securities	$36,578,992	$-	$36,578,992	$-

	December 31, 2011

Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$35,062,072	$-	$35,062,072	$-
MBS	2,648,043	-	2,648,043	-
Corporate equity securities	37,262	-	37,262	-
Bond mutual funds	4,080,235	-	4,080,235	-
Total available for sale securities	$41,827,612	$-	$41,827,612	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are included in the table below.

	September 30, 2012

Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$2,217,674	$-	$2,217,674	$-
Residential first mortgage	1,417,026	-	1,417,026	-
Commercial loans	276,161	-	276,161	-
Total loans with impairment	$3,910,861	$-	$3,910,861	$-

Foreclosed Real Estate	$6,095,233	$-	$6,095,233	$-

	December 31, 2011

Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$1,170,467	$-	$1,170,467	$-
Construction and land development	1,313,550	-	1,313,550	-
Residential first mortgage	505,206	-	505,206	-
Commercial loans	5,110,241	-	5,110,241	-
Total loans with impairment	$8,099,464	$-	$8,099,464	$-

Foreclosed Real Estate	$5,028,513	$-	$5,028,513	$-

Loans with impairment had unpaid principal balances of $5,941,716 and $10,096,399 at September 30, 2012 and December 31, 2011, respectively, and include impaired loans with a specific allowance.

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

Basic earnings per common share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less dividends on preferred shares, by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2012 and 2011, there were 187,367 and 102,524 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$1,472,941	$1,206,459	$3,519,346	$2,667,752
Less: Dividends payable on preferred stock	(50,000)	(197,912)	(150,000)	(621,377)
Net income available to common shareholders	$1,422,941	$1,008,547	$3,369,346	$2,046,375

Average number of common shares outstanding	3,044,556	3,015,275	3,042,645	3,016,493
Effect of dilutive options	8,693	37,693	13,026	38,356
Average number of shares used to calculate diluted earnings per share	3,053,249	3,052,968	3,055,671	3,054,849

6.	STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $91,826 and $120,935 for the nine months ended September 30, 2012 and 2011, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation included director compensation for stock granted in lieu of cash compensation. All outstanding options were fully vested at December 31, 2011. The Company has not granted any stock options since 2007.

The fair value of the Company’s employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee. The following tables below summarize outstanding and exercisable options at September 30, 2012 and December 31, 2011.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(5,799)	12.63	9,570
Expired	-
Forfeited	(2,044)	19.73
Outstanding at September 30, 2012	256,313	$18.00	$134,578	0.9

Exercisable at September 30, 2012	256,313	$18.00	$134,578	0.9

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2011	299,237	$16.86	$524,392
Granted at fair value	-	-
Exercised	(33,163)	8.75	286,061
Expired	(338)	8.44
Forfeited	(1,580)	15.00

Outstanding at December 31, 2011	264,156	$17.90	$175,911	1.7

Exercisable at December 31, 2011	264,156	$17.90	$175,911	1.7

Options outstanding are all currently exercisable and are summarized as follows:

Number Outstanding	Weighted Average	Weighted Average
September 30, 2012	Remaining Contractual Life	Exercise Price

14,848	1 years	$11.56
54,098	2 years	12.95
85,817	3 years	15.89
80,138	4 years	22.29
21,411	6 years	27.70
256,313		18.00

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $134,578 and $175,911 at September 30, 2012 and December 31, 2011, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $14.60 and $15.00 per share at September 30, 2012 and December 31, 2011, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables below summarize the unvested restricted stock awards and units outstanding at September 30, 2012 and December 31, 2011.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2012	8,113	$16.47	6,845	$15.00
Granted	15,281	15.10	2,105	14.60
Vested	(5,158)	15.09	(3,739)	14.80

Nonvested at September 30, 2012	18,236	$15.71	5,211	$14.60

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2011	2,720	$11.90	3,739	$15.00
Granted	12,934	16.49	3,106	15.00
Vested	(7,541)	14.86	-	-

Nonvested at December 31, 2011	8,113	$16.47	6,845	$15.00

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series C Preferred Stock under certain circumstances set forth in the Purchase Agreement. The Series C Preferred Stock is not subject to any contractual restrictions on transfer.

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

9.	SECURITIES

	September 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$1,808,872	$218,472	$-	$2,027,344
Residential CMOs	30,018,732	261,475	652	30,279,555
Corporate equity securities	37,310	334	284	37,360
Bond mutual funds	3,917,656	317,077	-	4,234,733
Total securities available for sale	$35,782,570	$797,358	$936	$36,578,992

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,339,921	$1,532,001	$-	$35,871,922
Residential CMOs	81,381,468	774,694	63,940	82,092,222
Asset-backed securities issued by Others:				-
Residential CMOs	8,573,773	333,882	541,233	8,366,422
Total debt securities held to maturity	124,295,162	2,640,577	605,173	126,330,566

U.S. government obligations	749,712	32	-	749,744
Total securities held to maturity	$125,044,874	$2,640,609	$605,173	$127,080,310

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$2,412,959	$235,084	$-	$2,648,043
Residential CMOs	34,848,180	248,508	34,616	35,062,072
Corporate equity securities	37,310	241	289	37,262
Bond mutual funds	3,840,473	239,762	-	4,080,235
Total securities available for sale	$41,138,922	$723,595	$34,905	$41,827,612

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$35,929,199	$854,497	$10,960	$36,772,736
Residential CMOs	106,998,467	1,104,141	27,411	108,075,197
Asset-backed securities issued by Others				-
Residential CMOs	9,839,222	15,364	1,421,477	8,433,109
Total debt securities held to maturity	152,766,888	1,974,002	1,459,848	153,281,042

U.S. government obligations	749,951	-	-	749,951
Total securities held to maturity	$153,516,839	$1,974,002	$1,459,848	$154,030,993

At September 30, 2012, certain asset-backed securities with a carrying value of $25.4 million were pledged to secure certain deposits. At September 30, 2012, asset-backed securities with a carrying value of $8.4 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At September 30, 2012 and December 31, 2011, the AFS and HTM asset-backed securities investment portfolios were $156,602,061 or 97%, and $190,477,003 or 98%, respectively, of the Company’s total AFS and HTM portfolios.

At September 30, 2012, 95% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or equivalent credit rating from other major rating agency. AFS asset-backed securities issued by GSEs had an average life of 2.93 years and average duration of 2.80 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.22 years and average duration of 3.06 years and are guaranteed by their issuer as to credit risk.

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

During the nine months ended September 30, 2012 and for the year ended December 31, 2011, there were no sales of available for sale securities or held to maturity securities.

We believe that the securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class. No charges related to other-than-temporary impairment were made during the nine months ended September 30, 2012 and the year ended December 31, 2011. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single CMO issue. At September 30, 2012, this CMO issue had a par value of $971,000, a market fair value of $841,000 and a carrying value of $582,000.

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

AFS Securities

At September 30, 2012, the AFS investment portfolio had a fair value of $36,578,992 with unrealized losses from their amortized cost of $936. Asset-backed securities and corporate securities with unrealized losses had a fair value of $2,882,811 and all unrealized losses were for less than twelve months.

At December 31, 2011, the AFS investment portfolio had a fair value of $41,827,612 with unrealized losses from their amortized cost of $34,905. Asset-backed securities and corporate securities with unrealized losses had a fair value of $18,170,977 and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2012 are as follows:

September 30, 2012	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$18,037,203	$57,565	$2,435,285	$6,375	$20,472,488	$63,940
Asset-backed securities issued by other	-	-	3,731,851	541,233	3,731,851	541,233
	$18,037,203	$57,565	$6,167,136	$547,608	$24,204,339	$605,173

At September 30, 2012, the HTM investment portfolio had an estimated fair value of $127,080,310, of which $24,204,339 or 19% of the securities had some unrealized losses from their amortized cost. Of these securities, $20,472,488 or 85%, were mortgage-backed securities issued by GSEs and the remaining $3,731,851 or 15%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $63,940 or 0.06%, of the portfolios amortized cost of $115,721,388. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 1.31 years and an average duration of 1.22 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $541,233, or 6.31%, of the portfolios amortized cost of $8,573,773. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.19 years and an average duration of 2.45 years.

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

At December 31, 2011, the HTM investment portfolio had an estimated fair value of $154,030,993, of which $39,831,981, or 26% of the securities, had some unrealized losses from their amortized cost. Of these securities, $33,068,480 or 83%, were mortgage-backed securities issued by GSEs and the remaining $6,763,501 or 17%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $38,371 or 0.03%, of the portfolios amortized cost of $142,927,666. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 2.06 years and an average duration of 1.96 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches which the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $1,421,477 or 14.45%, of the portfolios amortized cost of $9,839,222. HTM asset-backed securities issued by others with unrealized losses have an average life of 2.35 years and an average duration of 1.61 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at September 30, 2012 and December 31, 2011 by carrying value. GSE asset-backed securities that were downgraded by Standard and Poor’s during 2011 were treated as AAA based on regulatory guidance.

September 30, 2012		December 31, 2011
Credit Rating	Amount	Credit Rating	Amount
AAA	$148,321,502	AAA	$181,958,323
A+	131,990	A+	142,808
A	731,718	A	-
BBB	155,333	BBB	1,258,268
BBB-	229,550	BBB-	1,061,017
BB+	-	BB+	1,240,901
BB	1,428,563	BB	337,998
BB-	1,131,663	BB-	615,716
B+	1,061,738	B+	246,345
CCC+	3,410,004	CCC+	3,615,627
Total	$156,602,061	Total	$190,477,003

.

10.	FORECLOSED REAL ESTATE (OREO)

Foreclosed assets are presented net of an allowance for losses. An analysis of the activity in foreclosed assets is as follows.

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$5,028,513	$10,469,302
Additions to underlying property	2,165,375	7,273,206
Disposals of underlying property	(441,429)	(9,582,484)
Valuation allowance	(657,226)	(658,583)
Balance at end of period	$6,095,233	$7,501,441

During the nine months ended September 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $344,512 and recognized net losses of $96,917. Current year OREO additions include two construction and land development projects valued at $1,038,000 that the Bank utilized the deposit method to account for the sale and transfer of legal title to the borrower. Payments of principal and interest will be recorded as a deposit (liability) until the transaction qualifies for full accrual or installment accounting treatment. As of September 30, 2012, the Bank has received $154,480 in payments on these projects. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to foreclosed assets include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Valuation allowance	$31,050	$342,700	$657,226	$658,583
Operating expenses	54,529	71,373	85,374	365,823
	$85,579	$414,073	$742,600	$1,024,406

11.	LOANS

Loans consist of the following:

	September 30, 2012	December 31, 2011

Commercial real estate	$406,261,770	$370,383,885
Residential first mortgages	176,825,516	164,543,309
Construction and land development	31,639,206	36,744,865
Home equity and second mortgage	21,940,441	24,138,324
Commercial loans	86,057,488	101,968,056
Consumer loans	1,047,046	1,000,983
Commercial equipment	17,246,112	19,760,753
	741,017,579	718,540,175
Less:
Deferred loan fees	912,399	796,359
Allowance for loan loss	8,096,152	7,655,041
	9,008,551	8,451,400

	$732,009,028	$710,088,775

At September 30, 2012, the Bank’s allowance for loan losses totaled $8,096,152 or 1.09% of loan balances as compared to $7,655,041 or 1.07% of loan balances at December 31, 2011. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At December 31, 2011, gross loans included $2,356,196 from the sale of two foreclosed real estate properties that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition.” The Bank utilized the cost recovery method and deferred gain of $410,268. At September 30, 2012 and December 31, 2011, the deferred gain balance for these transactions was $410,268.

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

Allowance for Loan Losses

The following table details activity in the allowance for loan losses at and for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, and the year ended December 31, 2011 and loan receivable balances at September 30, 2012 and September 30, 2011, respectively, and at December 31, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2012

Allowance for loan losses:
Balance at July 1,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
Charge-offs	(50,034)	(10,991)	(5,995)	(46,989)	(413)	-	(90)	(114,512)
Recoveries	-	429	-	-	23	-	-	452
Provisions	683,311	(3,991)	40,378	18,402	(14,062)	1,505	20,532	746,075
Balance at September 30,	$4,111,735	$886,952	$631,237	$184,204	$1,954,039	$19,821	$308,164	$8,096,152
At and For the Nine Months Ended September 30, 2012

Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(171,867)	(10,991)	(5,995)	(88,931)	(693,461)	(999)	(149,884)	(1,122,128)
Recoveries	-	37,676	-	-	1,983	-	-	39,659
Provisions	1,758,403	321,062	282,847	129,592	(1,204,777)	1,701	234,752	1,523,580
Balance at September 30,	$4,111,735	$886,952	$631,237	$184,204	$1,954,039	$19,821	$308,164	$8,096,152
Ending balance: individually evaluated for impairment	$1,122,590	$247,541	$134,500	$21,855	$499,654	$-	$4,715	$2,030,855
Ending balance: collectively evaluated for impairment	$2,989,145	$639,411	$496,737	$162,349	$1,454,385	$19,821	$303,449	$6,065,297
Loan receivables:
Ending balance	$406,261,770	$176,825,516	$31,639,206	$21,940,441	$86,057,488	$1,047,046	$17,246,112	$741,017,579
Ending balance: individually evaluated for impairment	$23,039,920	$4,011,851	$5,217,025	$293,855	$12,972,808	$60,925	$4,715	$45,601,099
Ending balance: collectively evaluated for impairment	$383,221,850	$172,813,665	$26,422,181	$21,646,586	$73,084,680	$986,121	$17,241,397	$695,416,480

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2011

Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(1,249,038)	(49,002)	(213,007)	-	(2,441,076)	(3,000)	(150,005)	(4,105,128)
Recoveries	-	967	-	-	1,936	968	-	3,871
Provisions	460,254	383,167	(699,233)	46,024	3,737,395	(11,058)	170,602	4,087,151
Balance at December 31,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Ending balance: individually evaluated for impairment	$423,093	$113,000	$100,000	$42,340	$1,318,502	$-	$-	$1,996,935
Ending balance: collectively evaluated for impairment	$2,102,106	$426,205	$254,385	$101,203	$2,531,792	$19,119	$223,296	$5,658,106
Loan receivables:
Ending balance	$370,383,885	$164,543,309	$36,744,865	$24,138,324	$101,968,056	$1,000,983	$19,760,753	$718,540,175
Ending balance: individually evaluated for impairment	$31,166,090	$5,849,538	$9,057,433	$492,319	$23,896,287	$82,036	$371,936	$70,915,639
Ending balance: collectively evaluated for impairment	$339,217,795	$158,693,771	$27,687,432	$23,646,005	$78,071,769	$918,947	$19,388,817	$647,624,536

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2011

Allowance for loan losses:
Balance at July 1,	$3,470,109	$359,539	$855,932	$96,532	$2,115,038	$26,957	$175,552	$7,099,659
Charge-offs	(409,895)	6	24	-	274	(1,000)	(77,992)	(488,583)
Recoveries	-	-	-	-	1,091	77	-	1,168
Provisions	338,322	19,064	(51,701)	782	270,702	325	67,160	644,654
Balance at September 30,	$3,398,536	$378,609	$804,255	$97,314	$2,387,105	$26,359	$164,720	$7,256,898
At and For the Nine Months Ended September 30, 2011

Allowance for loan losses:
Balance at January 1,	$3,313,983	$204,073	$1,266,625	$97,519	$2,552,039	$32,209	$202,699	$7,669,147
Charge-offs	(1,189,959)	(48,998)	(212,993)	-	(2,376,920)	(2,000)	(125,996)	(3,956,866)
Recoveries	-	-	-	-	1,091	2,181	-	3,272
Provisions	1,274,512	223,534	(249,377)	(205)	2,210,895	(6,031)	88,017	3,541,345
Balance at September 30,	$3,398,536	$378,609	$804,255	$97,314	$2,387,105	$26,359	$164,720	$7,256,898
Ending balance: individually evaluated for impairment	$280,000	$-	$100,000	$-	$1,318,557	$-	$-	$1,698,557
Ending balance: collectively evaluated for impairment	$3,118,536	$378,609	$704,255	$97,314	$1,068,548	$26,359	$164,720	$5,558,341
Loan receivables:
Ending balance	$368,045,487	$157,753,718	$31,639,081	$24,328,456	$101,834,868	$1,098,280	$20,087,754	$704,787,644
Ending balance: individually evaluated for impairment	$30,728,200	$6,264,847	$8,052,154	$644,224	$23,584,917	$140,595	$361,720	$69,776,657
Ending balance: collectively evaluated for impairment	$337,317,287	$151,488,871	$23,586,927	$23,684,232	$78,249,951	$957,685	$19,726,034	$635,010,987

Non-accrual and Past Due Loans

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Non-accrual loans can include performing loans that are placed on non-accrual status due to customer projected operating results and cash flows. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. There were no accruing loans 90 days or greater past due at September 30, 2012 and December 31, 2011. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impairment on a loan by loan basis in accordance with the Company’s impairment methodology.

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012						December 31, 2011
	Nonperforming 90 or Greater Days Delinquent	Number of Loans	Nonacccrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans	Nonperforming 90 or Greater Days Delinquent	Total Number of Loans

Commercial real estate	$2,516,348	10	$4,905,324	4	$7,421,672	14	$2,866,539	11
Residential first mortgages	3,943,364	12	579,157	3	4,522,521	15	2,438,771	7
Construction and land development	326,050	2	-	-	326,050	2	1,413,550	2
Home equity and second mortgage	192,923	4	-	-	192,923	4	291,285	7
Commercial loans	5,866,219	13	2,893,797	2	8,760,016	15	2,263,916	4
Consumer loans	408	1	58,534	1	58,942	2	500	1
Commercial equipment	228,722	4	-	-	228,722	4	236,056	3
	$13,074,034	46	$8,436,812	10	$21,510,846	56	$9,510,617	35

Non-accrual performing loans of $8,436,812 were for ten loans of two well secured commercial relationships with no specific reserves in the allowance due to the Bank's superior credit position in the underlying collateral. There were no performing non-accrual loans at December 31, 2011. The Bank recognizes interest income on a cash basis on performing nonaccrual loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $19,292,406 and $4,193,893 at September 30, 2012 and December 31, 2011, respectively. Interest due at stated rates, but not recognized on these balances at September 30, 2012 and December 31, 2011 was $599,365 and $172,399, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,218,440 and $5,316,724 at September 30, 2012 and December 31, 2011, respectively. Interest due not recognized on these balances at September 30, 2012 and December 31, 2011 was $274,263 and $242,705, respectively.

An analysis of past due loans as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables

Commercial real estate	$402,169,721	$1,575,701	$-	$2,516,348	$4,092,049	$406,261,770
Residential first mortgages	172,077,054	805,098	-	3,943,364	4,748,462	176,825,516
Construction and land dev.	31,313,156	-	-	326,050	326,050	31,639,206
Home equity and second mtg.	21,646,168	101,350	-	192,923	294,273	21,940,441
Commercial loans	76,829,762	3,320,417	41,090	5,866,219	9,227,726	86,057,488
Consumer loans	1,046,638	-	-	408	408	1,047,046
Commercial equipment	16,817,535	30,860	168,995	228,722	428,577	17,246,112
Total	$721,900,034	$5,833,426	$210,085	$13,074,034	$19,117,545	$741,017,579

December 31, 2011

Commercial real estate	$367,415,647	$101,699	$-	$2,866,539	$2,968,238	$370,383,885
Residential first mortgages	160,785,337	1,319,201	-	2,438,771	3,757,972	164,543,309
Construction and land dev.	35,331,315	-	-	1,413,550	1,413,550	36,744,865
Home equity and second mtg.	23,618,693	228,346	-	291,285	519,631	24,138,324
Commercial loans	95,961,076	49,781	3,693,283	2,263,916	6,006,980	101,968,056
Consumer loans	991,838	8,645	-	500	9,145	1,000,983
Commercial equipment	19,450,929	24,869	48,899	236,056	309,824	19,760,753
Total	$703,554,835	$1,732,541	$3,742,182	$9,510,617	$14,985,340	$718,540,175

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

Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. These loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (OAEM) or higher risk rating due to a delinquent payment history. At September 30, 2012 and December 31, 2011, $4,575,617 and $5,708,203, respectively, of these loans were rated OAEM or higher.

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

Rating 7 – OAEM - Special Mention

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

Credit quality indicators as of September 30, 2012 and December 31, 2011 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Unrated	$56,083,243	$1,003,553	$3,292,288	$-
Pass	318,983,090	338,952,446	20,354,549	27,687,432
Special mention	-	-	-	-
Substandard	30,755,112	30,391,213	7,992,369	9,057,433
Doubtful	440,325	-	-	-
Loss	-	36,673	-	-
Total	$406,261,770	$370,383,885	$31,639,206	$36,744,865

	Commercial Loans		Commercial Equipment
	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Unrated	$10,800,044	$586,124	$5,049,612	$391,786
Pass	58,815,556	78,183,487	12,191,785	19,209,380
Special mention	-	-	-	-
Substandard	16,441,888	23,198,445	4,715	159,587
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$86,057,488	$101,968,056	$17,246,112	$19,760,753

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Performing	$172,882,152	$162,104,538	$21,747,518	$23,847,039	$1,046,638	$1,000,483
Nonperforming	3,943,364	2,438,771	192,923	291,285	408	500
Total	$176,825,516	$164,543,309	$21,940,441	$24,138,324	$1,047,046	$1,000,983

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

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a troubled debt restructuring agreement or are risk rated as substandard or above or are part of a commercial relationship that requires grading.

Interest payments made on impaired loans are recognized on a cash basis or applied to principal if collectability of the principal is doubtful. Impaired loans, including TDRs, at September 30, 2012 and September 30, 2011, respectively, and at December 31, 2011 were as follows:

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Nine Month Average Recorded Investment	Nine Month Interest Income Recognized	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$23,497,570	$19,699,656	$3,340,264	$23,039,920	$1,122,590	$23,257,586	$872,500	$23,128,253	$282,740
Residential first mortgages	4,011,851	2,347,285	1,664,567	4,011,851	247,541	4,025,659	121,746	4,021,446	35,750
Construction and land dev.	5,217,025	5,082,525	134,500	5,217,025	134,500	5,701,121	205,509	5,145,911	90,653
Home equity and second mtg.	293,855	272,000	21,855	293,855	21,855	220,572	5,373	246,399	1,870
Commercial loans	13,572,808	12,196,993	775,815	12,972,808	499,654	13,871,661	321,821	13,486,660	105,044
Consumer loans	60,925	60,925	-	60,925	-	70,365	4,500	63,492	1,557
Commercial equipment	4,715	-	4,715	4,715	4,715	5,309	266	4,909	83
Total	$46,658,749	$39,659,384	$5,941,716	$45,601,099	$2,030,855	$47,152,273	$1,531,715	$46,097,070	$517,697

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$8,405,656	$6,404,447	$1,593,560	$7,998,006	$423,093	$6,880,651	$375,203
Residential first mortgages	618,206	-	618,206	618,206	113,000	618,835	10,294
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,193,938	84,107
Home equity and second mtg.	42,340	-	42,340	42,340	42,340	42,340	-
Commercial loans	8,798,072	2,369,329	6,428,743	8,798,072	1,318,502	9,188,371	314,216
Commercial equipment	129,876	129,876	-	129,876	-	147,035	8,905
Total	$21,124,616	$10,620,567	$10,096,399	$20,716,966	$1,996,935	$20,071,170	$792,725

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Nine Month Average Recorded Investment	Nine Month Interest Income Recognized	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$8,525,738	$6,959,528	$1,158,560	$8,118,089	$280,000	$6,594,388	$324,428	$7,654,133	$87,015
Construction and land dev.	3,130,466	1,716,915	1,413,550	3,130,466	100,000	3,215,095	75,499	3,130,466	12,983
Commercial loans	8,798,184	2,369,346	6,428,838	8,798,184	1,318,557	9,318,456	270,930	8,481,834	63,592
Commercial equipment	131,165	131,165	-	131,165	-	152,486	7,431	131,554	2,229
Total	$20,585,553	$11,176,954	$9,000,948	$20,177,904	$1,698,557	$19,280,425	$678,288	$19,397,987	$165,819

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

TDRs, included in the impaired loan schedule above, as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$2,058,287	7	$7,696,921	10
Residential first mortgages	907,368	2	-	-
Construction and land development	-	-	1,716,915	1
Commercial loans	-	-	2,369,329	3
Commercial equipment	-	-	129,876	1
	$2,965,655	9	$11,913,041	15

At September 30, 2012, $2,235,809 or 75.39%, of TDRs were performing according to the terms of their restructured agreements compared to $11,113,326 or 93.3%, at December 31, 2011. Allocations of the allowance for loan losses relative to TDR impaired loans at September 30, 2012 and December 31, 2011 were $406,367 and $300,000, respectively. Interest income in the amount of $105,496 and $524,397 was recognized on these loans for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

During the nine months ended September 30, 2012, the Bank modified five commercial real estate loans totaling $1,327,421 and two residential first mortgages totaling $907,368.

For the year ended December 31, 2011, TDR loans charged-off or transferred to OREO were $187,891. TDRs charged-off were for two commercial equipment loans totaling $76,592 and one TDR was transferred to foreclosed real estate for a commercial loan of $111,299. For the nine months ended September 30, 2012, one commercial real estate relationship consisting of two commercial mortgage TDR loans was charged-off in the amount of $121,660 with the balance of $382,500 transferred to OREO.

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

ASU No. 2011-02; “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).” In April, 2011, FASB issued ASU No. 2011-02 intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. As a result of applying the ASU, the Company may identify receivables that are newly considered impaired. The Company adopted the applicable guidance during the third quarter ended September 30, 2011 and it did not have a material impact on required disclosures in the Company’s consolidated financial statements.

ASU No. 2011-03; “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2011-05; “Presentation of Comprehensive Income (Topic 220).” In June, 2011, the FASB issued ASU No. 2011-05 requiring companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and required retrospective application for all periods presented.

ASU No. 2011-12; “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“AOCI”) in ASU No. 2011-05.” ASU No. 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments on the face of the financial statements. The presentation of reclassifications out of AOCI before the effective date of ASU No. 2011-05 is allowed until the FASB issues final guidance. All other requirements of ASU No. 2011-05 not affected.

ASU No. 2011-11; “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amends Topic 210 “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, borrowing/lending arrangements and derivative instruments with a right of offset. ASU 2011-11 is effective for the Company beginning on January 1, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

September 30, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$36,578,992	$36,578,992	$-	$36,578,992	$-
Investment Securities - Held to Maturity	125,044,874	127,080,310	749,744	126,330,566	-
Federal Home Loan Bank and Federal Reserve Stock	5,431,750	5,469,000	-	5,469,000	-
Loans	732,009,028	754,631,000	-	754,631,000	-
Foreclosed Real Estate	6,095,233	6,095,233	-	6,095,233	-

Liabilities:
Savings, NOW and money market accounts	$399,845,588	$399,845,588	$-	$399,845,588	$-
Time Deposits	423,142,013	428,690,000	-	428,690,000	-
Long-Term Debt	60,539,741	64,490,000	-	64,490,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

December 31, 2011			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment Securities - Available for Sale	$41,827,612	$41,827,612	$-	$41,827,612	$-
Investment Securities - Held to Maturity	153,516,839	154,030,993	749,951	153,281,042	-
Federal Home Loan Bank and Federal Reserve Stock	5,587,000	5,624,000	-	5,624,000	-
Loans	710,088,775	726,238,000	-	726,238,000	-
Foreclosed Real Estate	5,028,513	5,028,513	-	5,028,513	-

Liabilities:
Savings, NOW and money market accounts	$371,737,480	$371,737,480	$-	$371,737,480	$-
Time Deposits	455,515,721	462,192,000	-	462,192,000	-
Long-Term Debt	60,576,595	61,353,000	-	61,353,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

At September 30, 2012, the Company had outstanding loan commitments and standby letters of credit of $17.9 million and $21.2 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Bank has sought to organically increase total assets through its targeted loan product lines. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships and enhance asset growth. The Bank’s marketing is directed towards growth in commercial loans, residential first mortgages and commercial real estate loans and increasing its balances of consumer and business transaction deposit accounts. The Bank believes that increases in transaction deposit accounts will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense and that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the inherent risk in the loan portfolio. Any evaluation of the allowance for loan losses is inherently inexact and reflects management’s expectations as to future economic conditions in the region as well as individual borrowers’ circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2011.

The Bank conducts business through its main office in Waldorf, Maryland and ten branch offices in the Tri-County area of Charles, Calvert and St. Mary’s counties in Southern Maryland and in King George, Virginia. The Bank is the largest overall deposit holder in the Tri-County area according to the most recent 2012 FDIC Summary of Deposit Survey. The Bank completed the building of its operations center during the second quarter of 2012 in Waldorf, Maryland.

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

On September 23, 2011, the U.S. Department of Treasury purchased $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. SBLF dividend rates can fluctuate between 1% and 7% during the first four and one half years, depending on the level of the Bank’s small business lending. As of September 30, 2012 and December 31, 2011, the Company’s dividend rate on the SBLF funds was 1%. The Company used $16.4 million of the proceeds from this investment to redeem all of the preferred stock that it sold to the Treasury under the TARP Capital Purchase Program (“TARP”) on December 19, 2008 as well as to pay any accrued but unpaid dividends. The net proceeds, after repurchasing the TARP securities, were invested by the Company in the Bank. During 2012, if the Company maintains its current investment in qualified small business lending, annual preferred dividends will decrease to $200,000 compared with previously paid annual TARP preferred dividends of $846,930. For additional information regarding SBLF, refer to Note 18 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2011.

SELECTED FINANCIAL DATA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Condensed Income Statement
Interest and Dividend Income	$9,886,656	$10,134,507	$30,097,582	$29,870,729
Interest Expense	2,539,049	3,378,500	8,328,075	9,769,246
Net Interest Income	7,347,607	6,756,007	21,769,507	20,101,483
Provision for Loan Loss	746,075	644,654	1,523,580	3,541,345
Noninterest Income	1,302,437	1,026,356	3,045,322	2,749,282
Noninterest Expense	5,600,784	5,277,394	17,861,889	15,311,916
Income Before Income Taxes	2,303,185	1,860,315	5,429,360	3,997,504
Income Tax Expense	830,244	653,856	1,910,014	1,329,752
Net Income	1,472,941	1,206,459	3,519,346	2,667,752
Preferred Stock Dividends	50,000	197,912	150,000	621,377
Net Income Available to Common Shareholders	1,422,941	1,008,547	3,369,346	2,046,375

Per Common Share
Basic Earnings	$0.47	$0.33	$1.11	$0.68
Diluted Earnings	$0.47	$0.33	$1.10	$0.67
Cash Dividends Paid	$-	$-	$0.40	$0.40
Book Value	$18.99	$18.24	$18.99	$18.24

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012

Net income available to common shareholders for the nine-month period ended September 30, 2012 increased $1,322,971 to $3,369,346 ($1.11 basic and $1.10 diluted earnings per common share), compared to $2,046,375 ($0.68 basic and $0.67 diluted earnings per common share) for the same period in the prior year. The increase in net income available to common shareholders for the nine months ended September 30, 2012 compared to the same nine months in 2011 was due to a decrease in the provision for loan losses of $2,017,765, increases in net interest income of $1,668,024 and noninterest income of $296,040 and a reduction in preferred stock dividends of $471,377. These positive impacts to net income available to common shareholders were offset by increases in noninterest expense of $2,549,973 and income tax expense of $580,262.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$27,624,323	$27,166,020	$458,303	1.69%
Taxable interest and dividends on investment securities	2,465,529	2,692,185	(226,656)	(8.42)%
Interest on deposits with banks	7,730	12,524	(4,794)	(38.28)%
Total Interest and Dividend Income	30,097,582	29,870,729	226,853	0.76%

Interest Expenses
Deposits	6,600,296	7,976,759	(1,376,463)	(17.26)%
Short-term borrowings	43,007	36,093	6,914	19.16%
Long-term debt	1,684,772	1,756,394	(71,622)	(4.08)%
Total Interest Expenses	8,328,075	9,769,246	(1,441,171)	(14.75)%

Net Interest Income	21,769,507	20,101,483	1,668,024	8.30%
Provision for loan losses	1,523,580	3,541,345	(2,017,765)	(56.98)%

Net Interest Income After Provision For Loan Losses	$20,245,927	$16,560,138	$3,685,789	22.26%

Interest and dividend income increased by $226,853 due to the growth of $76.3 million to the average balance of interest-earning assets from $820.5 million for the nine months ended September 30, 2011 to $896.8 million for the nine months ended September 30, 2012. This growth was partially offset by a reduction in the average yield on interest-earning assets from 4.85% for the nine months ended September 30, 2011 to 4.47% for the nine months ended September 30, 2012.

Interest expense decreased $1,441,171 due to a reduction in the average cost of funds on interest-bearing liabilities from 1.75% for the nine months ended September 30, 2011 to 1.38% for the nine months ended September 30, 2012. This was achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.96% and 1.01%, respectively, for the nine months ended September 30, 2011 to 1.64% and 0.60%, respectively, for the nine months ended September 30, 2012. Additionally, during the third quarter of 2012, the Bank extended maturities on $20 million of debt at lower interest rates which resulted in a decrease in year to date rates to 3.02% compared with 3.22% for the comparable nine months in 2011. The decline in the average cost of funds was partially offset by higher average interest-bearing liability balances. Average interest-bearing liabilities increased $60.2 million from $746.1 million for the nine months ended September 30, 2011 to $806.3 million for the nine months ended September 30, 2012.

The Company’s average retail deposit costs for the nine months ended September 30, 2012 were 1.06% compared to 1.41% for the comparable period in 2011. Retail deposit costs have fallen 31 basis points from 1.19% at December 31, 2011 to 0.88% at September 30, 2012. The Company has been successful in increasing its core deposits and reducing the cost of funds in the low interest rate environment over the last several years and has limited the effect of the lower interest rate environment on loan rates through pricing and interest rate floors.

The positive trend in net interest income is expected to continue in the fourth quarter as funding costs are expected to decrease at a faster rate than asset yields.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2012 and 2011, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$716,566	$27,624	5.14%	$663,459	$27,167	5.46%
Investment securities, federal funds sold and interest-bearing deposits	180,263	2,474	1.83%	157,026	2,704	2.30%
Total interest-earning assets	896,829	30,098	4.47%	820,485	29,871	4.85%
Cash and cash equivalents	10,837			15,890
Other assets	54,428			54,433
Total Assets	$962,094			$890,808

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$32,260	$46	0.19%	$31,814	$76	0.32%
Interest-bearing demand and money market accounts	259,057	1,172	0.60%	207,974	1,582	1.01%
Certificates of deposit	438,070	5,382	1.64%	429,806	6,319	1.96%
Long-term and short-term debt	64,933	1,473	3.02%	64,477	1,557	3.22%
Guaranteed preferrred beneficial interest in junior subordinated debentures	12,000	255	2.83%	12,000	235	2.61%

Total Interest-Bearing Liabilities	806,320	8,328	1.38%	746,071	9,769	1.75%

Noninterest-bearing demand deposits	70,897			65,818
Other liabilities	7,589			6,956
Stockholders' equity	77,288			71,963
Total Liabilities and Stockholders' Equity	$962,094			$890,808

Net interest income		21,770			20,102
Interest rate spread			3.10%			3.11%
Net yield on interest-earning assets			3.24%			3.27%
Ratio of average interest-earning assets to average interest bearing liabilities			111.22%			109.97%

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

	Nine months ended September 30, 2012
	compared to nine months ended
	September 30, 2011
		Due to
	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$2,047	$(1,590)	$457
Investment securities, federal funds sold and interest bearing deposits	319	(549)	(230)
Total interest-earning assets	$2,366	$(2,139)	$227

Interest-bearing liabilities:
Savings	1	(31)	(30)
Interest-bearing demand and money market accounts	231	(641)	(410)
Certificates of deposit	102	(1,039)	(937)
Long-term and short-term debt	10	(94)	(84)
Guaranteed preferrred beneficial interest in junior subordinated debentures	-	20	20
Total interest-bearing liabilities	$344	$(1,785)	$(1,441)
Net change in net interest income	$2,022	$(354)	$1,668

(1) Average balance includes nonaccrual loans

The Company’s provision for loan losses decreased $2,017,765 to $1,523,580 at September 30, 2012 primarily as a result of a decrease in the allowance for specific nonperforming loans based on management’s estimate of realizable value and a decrease in net charge-offs partially offset by an increase in delinquent loans. The provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. Overall delinquency, which included all loans greater than 30 days past due, increased from 2.09% at December 31, 2011 to 2.58% at September 30, 2012. Nonperforming loans as a percentage of total loans were 1.76% at September 30, 2012 compared to 1.32% at December 31, 2011. Net charge-offs decreased $2,834,738 from $3,956,866 for the nine months ended September 30, 2011 to $1,122,128 for the nine months ended September 30, 2012.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$663,897	$592,672	$71,225	12.02%
Gain on sale of asset	-	12,500	$(12,500)	(100.00)%
Net (losses) gains on sale of OREO	(96,917)	38,218	(135,135)	(353.59)%
Income from bank owned life insurance	476,294	487,227	(10,933)	(2.24)%
Service charges	1,530,323	1,485,378	44,945	3.03%
Gain on sale of loans held for sale	471,725	133,287	338,438	253.92%
Total Noninterest Income	$3,045,322	$2,749,282	$296,040	10.77%

Noninterest income increased primarily due to gains on loans held for sale and growth in service charge income and loan fees as a result of the increased asset size of the Bank. Gains on loan sales increased to $471,725 on sales of $9,972,254 for the nine months ended September 30, 2012 compared to $133,287 on sales of $4,500,302 for the same period in 2011. During the nine months ended September 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $344,512 and recognized net losses of $96,917.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$9,982,603	$8,228,509	$1,754,094	21.32%
Occupancy expense	1,389,024	1,344,384	44,640	3.32%
Advertising	345,111	388,164	(43,053)	(11.09)%
Data processing expense	1,118,598	833,440	285,158	34.21%
Professional fees	746,322	687,656	58,666	8.53%
Depreciation of furniture, fixtures, and equipment	486,159	309,000	177,159	57.33%
Telephone communications	137,649	125,174	12,475	9.97%
Office supplies	186,741	126,318	60,423	47.83%
FDIC Insurance	1,092,809	985,602	107,207	10.88%
Valuation allowance on OREO	657,226	658,583	(1,357)	(0.21)%
Other	1,719,647	1,625,086	94,561	5.82%
Total Noninterest Expense	$17,861,889	$15,311,916	$2,549,973	16.65%

For the nine months ended September 30, 2012, noninterest expense increased primarily due to growth in employee compensation, increased depreciation and one-time conversion related costs for a change of the Bank’s data processing system. Salary and employee benefits expense increased as the Bank added additional employees to support the Bank’s balance sheet growth and increased compliance needs. In addition, approximately $250,000 of employee compensation related to bonuses and overtime to implement the new core system. Data processing, professional fees and office supplies increased from the comparable period in 2011 due mostly to conversion related costs. FDIC insurance grew as the Bank’s average asset size increased. Employee compensation, data processing and professional fees increased to support the growth of the Bank and to accommodate greater than before regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act.

The Company recorded income tax expense of $1,910,014 or 35.2%, of pretax earnings of $5,429,360, for the nine months ended September 30, 2012 compared with $1,329,752 or 33.3%, of pretax earnings of $3,997,504, for the nine months ended September 30, 2011. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2012.

The Company’s preferred stock dividends decreased $471,377 to $150,000 for the nine months ended September 30, 2012 from $621,377 for the nine months ended September 30, 2011. The decrease was due to the Company’s participation in SBLF and payoff of TARP during the third quarter of 2011. If the Company maintains its 1% dividend for 2012, the annual preferred SBLF dividend will decrease to $200,000 compared to a previous annualized cost of $846,930 for TARP participation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012

Net income available to common shareholders for the three-month period ended September 30, 2012 increased $414,394 to $1,422,941 ($0.47 basic and diluted earnings per common share), compared to $1,008,547 ($0.33 basic and diluted earnings per common share) for the same period in the prior year. The increase in net income available to common shareholders for the three months ended September 30, 2012 compared to the same quarter in 2011 was attributable to increases in net interest income of $591,600 and noninterest income of $276,081 and a decrease in preferred stock dividends of $147,912. These positive impacts to net income were partially offset by increases in the provision for loan losses of $101,421, noninterest expense of $323,390 and income tax expense of $176,388.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,113,063	$9,292,814	$(179,751)	(1.93)%
Taxable interest and dividends on investment securities	768,611	832,833	(64,222)	(7.71)%
Interest on deposits with banks	4,982	8,860	(3,878)	(43.77)%
Total Interest and Dividend Income	9,886,656	10,134,507	(247,851)	(2.45)%

Interest Expenses
Deposits	1,990,577	2,772,278	(781,701)	(28.20)%
Short-term borrowings	11,256	11,638	(382)	(3.28)%
Long-term debt	537,216	594,584	(57,368)	(9.65)%
Total Interest Expenses	2,539,049	3,378,500	(839,451)	(24.85)%

Net Interest Income	7,347,607	6,756,007	591,600	8.76%
Provision for loan losses	746,075	644,654	101,421	15.73%

Net Interest Income After Provision For Loan Losses	$6,601,532	$6,111,353	$490,179	8.02%

The decrease in interest and dividend income of $247,851 was attributable to a reduction in the average yield on interest-earning assets from 4.81% for the three months ended September 30, 2011 to 4.41% for the three months ended September 30, 2012. The decrease in yields was partially offset by growth of $53.4 million to the average balance of interest-earning assets from $842.9 million for the three months ended September 30, 2011 to $896.3 million for the three months ended September 30, 2012.

Interest expense decreased $839,451 due to a reduction in the average cost of funds on interest-bearing liabilities from 1.74% for the three months ended September 30, 2011 to 1.26% for the three months ended September 30, 2012. This was achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.96% and 1.02%, respectively, for the three months ended September 30, 2011 to 1.56% and 0.46%, respectively, for the three months ended September 30, 2012. Additionally, during the third quarter of 2012, the Bank extended maturities on $20 million of debt at lower interest rates which resulted in a decrease in rates for the quarter to 3.05% compared with 3.32% for the comparable three months in 2011. The decline in the average cost of funds was partially offset by higher average interest-bearing liability balances. Average interest-bearing liabilities increased $28.7 million from $776.0 million for the three months ended September 30, 2011 to $804.7 million for the three months ended September 30, 2012.

The Company’s average retail deposit costs for the three months ended September 30, 2012 were 0.94% compared to 1.41% for the comparable period in 2011. The positive trend of decreasing deposit funding costs is expected to continue during the fourth quarter of 2012 based on the scheduled maturities of time deposits and current market rates. At September 30, 2012, the cost of retail deposits was 0.88%. The Company has been successful in increasing its core deposits and reducing the cost of funds in the low interest rate environment over the last several years and has limited the effect of the lower interest rate environment on loan rates through pricing and interest rate floors.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2012 and 2011, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$724,416	$9,113	5.03%	$682,545	$9,293	5.45%
Investment securities, federal funds sold and interest-bearing deposits	171,926	774	1.80%	160,306	842	2.10%
Total interest-earning assets	896,342	9,887	4.41%	842,851	10,135	4.81%
Cash and cash equivalents	15,672			26,433
Other assets	56,137			54,984
Total Assets	$968,151			$924,268

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$33,337	$9	0.11%	$30,409	$21	0.28%
Interest-bearing demand and money market accounts	271,260	311	0.46%	232,242	590	1.02%
Certificates of deposit	427,476	1,671	1.56%	440,317	2,161	1.96%
Long-term and short-term debt	60,646	463	3.05%	61,044	507	3.32%
Guaranteed preferrred beneficial interest in junior subordinated debentures	12,000	85	2.83%	12,000	100	3.33%

Total Interest-Bearing Liabilities	804,719	2,539	1.26%	776,012	3,379	1.74%

Noninterest-bearing demand deposits	77,749			68,466
Other liabilities	7,920			7,587
Stockholders' equity	77,763			72,203
Total Liabilities and Stockholders' Equity	$968,151			$924,268

Net interest income		7,348			6,756
Interest rate spread			3.15%			3.07%
Net yield on interest-earning assets			3.28%			3.21%
Ratio of average interest-earning assets to average interest bearing liabilities			111.39%			108.61%

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

	Three months ended September 30, 2012
	compared to three months ended
	September 30, 2011
		Due to
	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$527	$(707)	$(180)
Investment securities, federal funds sold and interest bearing deposits	52	(120)	(68)
Total interest-earning assets	$579	$(827)	$(248)

Interest-bearing liabilities:
Savings	1	(13)	(12)
Interest-bearing demand and money market accounts	45	(324)	(279)
Certificates of deposit	(50)	(440)	(490)
Long-term and short-term debt	(3)	(41)	(44)
Guaranteed preferrred beneficial interest in junior subordinated debentures	-	(15)	(15)
Total interest-bearing liabilities	$(7)	$(833)	$(840)
Net change in net interest income	$586	$6	$592

(1) Average balance includes nonaccrual loans

The Company’s provision for loan losses increased $101,421 to $746,075 from the comparable period in 2011. The increase in the Company’s provision for loan losses for the three months ended September 30, 2012 was primarily due to increases in the allowance for specific nonperforming loans based on management’s estimate of realizable value and an increase in delinquent loans offset by a decrease in net charge-offs. Net charge-offs decreased $374,071 from $488,583 for the three months ended September 30, 2011 to $114,512 for the three months ended September 30, 2012. The provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$280,456	$240,941	$39,515	16.40%
Gain on sale of asset	-	12,500	(12,500)	(100.00)%
Net gains on sale of OREO	-	38,218	(38,218)	(100.00)%
Income from bank owned life insurance	157,177	163,023	(5,846)	(3.59)%
Service charges	528,420	518,545	9,875	1.90%
Gain on sale of loans held for sale	336,384	53,129	283,255	533.15%
Total Noninterest Income	$1,302,437	$1,026,356	$276,081	26.90%

Noninterest income increased primarily due to gains on loans held for sale and growth in service charge income and loan fees as a result of the increased asset size of the Bank. Gains on loan sales increased to $336,384 on sales of $6,686,204 for the three months ended September 30, 2012 compared to $53,129 on sales of $1,513,000 for the same period in 2011.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,492,524	$2,801,642	$690,882	24.66%
Occupancy expense	487,233	459,412	27,821	6.06%
Advertising	86,020	154,127	(68,107)	(44.19)%
Data processing expense	329,005	262,331	66,674	25.42%
Professional fees	177,818	237,415	(59,597)	(25.10)%
Depreciation of furniture, fixtures, and equipment	188,870	106,808	82,062	76.83%
Telephone communications	45,563	38,943	6,620	17.00%
Office supplies	52,751	50,418	2,333	4.63%
FDIC Insurance	201,607	329,261	(127,654)	(38.77)%
Valuation allowance on OREO	31,050	342,700	(311,650)	(90.94)%
Other	508,343	494,337	14,006	2.83%
Total Noninterest Expense	$5,600,784	$5,277,394	$323,390	6.13%

Noninterest expense increased for the three months ended September 30, 2012 from the comparable period in 2011 primarily due to growth in employee compensation and increased depreciation expense. Employee compensation and data processing increased to support the growth of the Bank and greater regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act. Increases in noninterest expense were partially offset by a decrease in the valuation allowance on OREO.

During the third quarter noninterest expense as a percentage of assets returned closer to historical trends. During the first two quarters of 2012 noninterest expense was impacted by one-time conversion related costs for the implementation of a new data processing system. Noninterest expense decreased $762,902 from $6,363,686 or 2.65% of average assets for the three months ended June 30, 2012 to $5,600,784 or 2.31% of average assets for the three months ended September 30, 2012.

The Company recorded income tax expense of $830,244 or 36.1%, of pretax earnings of $2,303,185, for the three months ended September 30, 2012 compared with 653,856 or 35.1%, of pretax earnings of $1,860,315, for the three months ended September 30, 2011. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2011.

The Company’s preferred stock dividends decreased $147,912 to $50,000 for the three months ended September 30, 2012 from $197,912 for the three months ended September 30, 2011. The decrease was due to the Company’s participation in the SBLF and payoff of TARP during the third quarter of 2011.

FINANCIAL CONDITION

	September 30, 2012	December 31, 2011	$ Change	% Change

Assets
Cash and due from banks	$21,817,369	$13,074,091	$8,743,278	66.87%
Federal funds sold	2,155,000	5,040,000	(2,885,000)	(57.24)%
Interest-bearing deposits with banks	2,222,626	1,004,098	1,218,528	121.36%
Securities available for sale (AFS), at fair value	36,578,992	41,827,612	(5,248,620)	(12.55)%
Securities held to maturity (HTM), at amortized cost	125,044,874	153,516,839	(28,471,965)	(18.55)%
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,431,750	5,587,000	(155,250)	(2.78)%
Loans receivable - net of allowance for loan losses of $8,096,152 and $7,655,041 respectively	732,009,028	710,088,775	21,920,253	3.09%
Premises and equipment, net	19,848,616	16,440,902	3,407,714	20.73%
Foreclosed real estate (OREO)	6,095,233	5,028,513	1,066,720	21.21%
Accrued interest receivable	3,067,197	3,027,784	39,413	1.30%
Investment in bank owned life insurance	18,574,378	18,098,085	476,293	2.63%
Other assets	9,068,914	10,746,024	(1,677,110)	(15.61)%

Total Assets	$981,913,977	$983,479,723	$(1,565,746)	(0.16)%

Asset Quality	September 30, 2012	December 31, 2011	$ Change	% Change

Gross Loans	$741,017,579	$718,540,175	$22,477,404	3.03%
Allowance for loan loss (ALLL)	8,096,152	7,655,041	441,111	5.45%
Foreclosed real estate (OREO)	6,095,233	5,028,513	1,066,720	17.50%
Past due loans (PDLs) 31-89 days	6,043,511	5,474,723	568,788	9.41%
Nonperforming loans >= 90 days Delinquent (NPLs)	13,074,034	9,510,617	3,563,417	27.26%
Nonperforming assets (NPLs + OREO)	19,169,267	14,539,130	4,630,137	24.15%
Troubled debt restructures (TDRs)	2,965,655	11,913,041	(8,947,386)	(301.70)%
Allowance for loan losses (ALLL) to total loans	1.09%	1.07%
Past due loans (PDLs) to total loans (31 to 89 days)	0.82%	0.76%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.76%	1.32%
Loan delinquency (PDLs + NPLs) to total loans	2.58%	2.09%
Allowance (ALLL) to nonperforming loans (NPLs)	61.93%	80.49%
Nonperforming assets (NPLs +OREO) to total assets	1.95%	1.48%
Nonperforming assets to gross loans + OREO	2.57%	2.01%
Nonperforming assets + TDRs to total assets (a)	2.18%	2.61%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

Details of the Bank’s loan portfolio are presented below:

	September 30, 2012%		December 31, 2011%

Commercial real estate	$406,261,770	54.82%	$370,383,885	51.55%
Residential first mortgages	176,825,516	23.86%	164,543,309	22.90%
Construction and land development	31,639,206	4.27%	36,744,865	5.11%
Home equity and second mortgage	21,940,441	2.96%	24,138,324	3.36%
Commercial loans	86,057,488	11.61%	101,968,056	14.19%
Consumer loans	1,047,046	0.14%	1,000,983	0.14%
Commercial equipment	17,246,112	2.33%	19,760,753	2.75%
	741,017,579	100.00%	718,540,175	100.00%
Less:
Deferred loan fees	912,399	0.12%	796,359	0.11%
Allowance for loan loss	8,096,152	1.09%	7,655,041	1.07%
	9,008,551		8,451,400

	$732,009,028		$710,088,775

Total assets remained close to December 31, 2012 levels. A decrease in securities was partially offset with loan growth and an increase in cash and cash equivalents. Cash, maturing securities and Federal Home Loan Bank advances were utilized to fund loan growth and operating needs. The differences in allocations between the different cash and investment categories reflect operational needs.

Premises and equipment increased due primarily to construction completed during the second quarter of 2012 of the Bank’s new operations center in Waldorf, Maryland and its newest branch in King George, Virginia, which opened in March 2012. Other assets decreased due to a reduction in prepaid expenses.

The Company’s September 30, 2012 OREO balance of $6,095,233 increased $1,066,270 compared to December 31, 2011, consisting of additions of $2,165,375 offset by valuation allowances of $657,226 to adjust for current appraised values and disposals of $441,429. OREO disposals during 2012 included three properties for proceeds of $344,512 and recognized net losses of $96,917. Current year OREO additions include two construction and land development projects valued at $1,038,000 that the Bank utilized the deposit method to account for the sale and transfer of legal title to the borrower. Payments of principal and interest will be recorded as a deposit (liability) until the transaction qualifies for full accrual or installment accounting treatment. As of September 30, 2012, the Bank has received $154,480 in payments on these projects. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Gross loan growth of $22,477,404 from $718,540,175 at December 31, 2011 to $741,017,579 at September 30, 2012 was due to net new loans of $35,877,885 in commercial real estate and $12,282,207 in residential mortgages partially offset by decreases of $15,910,568 in commercial loans, $5,105,659 in construction and land development loans, $2,514,641 in commercial equipment loans and a net decrease in other loan categories of $2,151,820. During 2010 and 2011, the Bank managed the relative size of the components of its loan portfolio to increase commercial real estate and residential first mortgage portfolios, growing from 46.88% and 18.59% of the loan portfolio, respectively, at December 31, 2009 to 54.82% and 23.86%, respectively, at September 30, 2012.

The allowance for loan losses increased from 1.07% of loans at December 31, 2011 to 1.09% of loans at September 30, 2012 due to an increase in allowances for specific nonperforming loans, increases in average loan balances and adjustments to the general allowance factors to reflect changes in historical loss and delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

90 Days Delinquent Past Due Loans (Nonperforming) and Performing Nonaccrual Loans by Portfolio Segment

	September 30, 2012						December 31, 2011
	Nonperforming 90 or Greater Days Delinquent	Number of Loans	Nonacccrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans	Nonperforming 90 or Greater Days Delinquent	Total Number of Loans

Commercial real estate	$2,516,348	10	$4,905,324	4	$7,421,672	14	$2,866,539	11
Residential first mortgages	3,943,364	12	579,157	3	4,522,521	15	2,438,771	7
Construction and land development	326,050	2	-	-	326,050	2	1,413,550	2
Home equity and second mortgage	192,923	4	-	-	192,923	4	291,285	7
Commercial loans	5,866,219	13	2,893,797	2	8,760,016	15	2,263,916	4
Consumer loans	408	1	58,534	1	58,942	2	500	1
Commercial equipment	228,722	4	-	-	228,722	4	236,056	3
	$13,074,034	46	$8,436,812	10	$21,510,846	56	$9,510,617	35

The Bank had 46 nonperforming loans (90 days or greater delinquent) totaling $13,074,034 at September 30, 2012 compared to 35 nonperforming loans totaling $9,510,617 at December 31, 2011. The net increase of $3,563,417 was due principally to increased delinquency in commercial loans of $3,602,303 partially offset by a net decrease of delinquencies in other loan categories of $38,886. Nonperforming commercial loans totaled $5,866,219 at September 30, 2012 of which $5,638,542 or 96% are attributed to three well secured customer relationships. Total nonperforming loans as a percentage of total loans increased 44 basis points from 1.32% at December 31, 2012 to 1.76% at September 30, 2012.

Commercial real estate has been impacted by economic conditions in our local market mainly due to higher vacancies in commercial office space. Nonperforming residential first mortgages are the result of specific customer issues with unemployment and other circumstances requiring the liquidation of family assets. The Company has decreased nonperforming construction and land development loans from $9,504,414 at December 31, 2009 to $326,050 at September 30, 2012 as loans were foreclosed or projects were completed. The Company has reduced its holdings in construction and land development loans from $62,509,558, or 10.0% of total loans at December 31, 2009 to $31,639,206, or 4.27% of total loans at September 30, 2012.

At September 30, 2012, the Bank provided for a specific allowance of $1,114,545 on nonperforming loans of $2,218,441 and no allowance on $10,855,594 of nonperforming loans. Specific allowances are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

The Bank categorized ten performing loans totaling $8,436,812 as nonaccrual loans at September 30, 2012. These ten loans represent two well secured commercial relationships with no specific reserves in the allowance due to the Bank's superior credit position in underlying collateral. It is management’s belief that there is no current risk of loss to the Bank for these ten loans. These loans were classified as nonaccrual loans due to the customers operating results. There were no performing nonaccrual loans at December 31, 2011. The Bank recognizes interest income on a cash basis on performing nonaccrual loans.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 11 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2011.

	September 30, 2012	December 31, 2011	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$86,838,602	$81,097,622	$5,740,980	7.08%
Interest-bearing deposits	736,148,999	746,155,579	(10,006,580)	(1.34)%
Total deposits	822,987,601	827,253,201	(4,265,600)	(0.52)%
Long-term debt	60,539,741	60,576,595	(36,854)	(0.06)%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	8,637,618	8,195,829	441,789	5.39%

Total Liabilities	$904,164,960	$908,025,625	$(3,860,665)	(0.43)%

The decrease in deposits is consistent with normal fluctuations of customer accounts. During 2012, lower-cost transaction accounts continued to increase as a percentage of total deposits and have increased from 44.94% at December 31, 2011 to 48.58% at September 30, 2012. Since December 31, 2010, transaction deposits have increased $113,477,136 from $286,368,452, or 39.52% of deposits, to $399,845,588, or 48.58% of deposits at September 30, 2012.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2012 indicated that the Bank is now the largest overall deposit holder with a market share of 20.00% in the Tri-County area which includes Charles, St. Mary’s and Calvert counties. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s reduction of funding costs.

	September 30, 2012	December 31, 2011	$ Change	% Change
Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	$20,000,000	$20,000,000	$-	0.00%
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,040,918 and 3,026,557 shares, respectively	30,409	30,266	143	0.47%
Additional paid in capital	17,732,913	17,367,403	365,510	2.10%
Retained earnings	40,602,194	38,712,194	1,890,000	4.88%
Accumulated other comprehensive gain	366,141	289,599	76,542	26.43%
Unearned ESOP shares	(982,640)	(945,364)	(37,276)	3.94%

Total Stockholders' Equity	$77,749,017	$75,454,098	$2,294,919	3.04%

The $2,294,919 increase in stockholders’ equity was due to net income of $3,519,346, net stock related activities of $70,602 and adjustments to other comprehensive income of $76,542 partially offset by payments of common stock dividends of $1,216,570 and preferred stock dividends of $155,001. Common stockholders' equity of $57,749,017 at September 30, 2012, resulted in a book value of $18.99 per common share.

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

Cash, federal funds sold, and interest-bearing deposits with banks as of September 30, 2012 totaled $26,194,995, an increase of $7,076,806, or 37.02%, from the December 31, 2011 total of $19,118,189. The increase in cash was primarily due to proceeds received from maturing investment securities partially offset by decreases in deposits and the excess of loan originations over principal payments collected.

Investing activities provided cash of $4,135,141 during the nine months ended September 30, 2012 compared to $68,145,360 of cash used for the same period of 2011. The increase in cash provided of $72,280,501 was primarily due to a net increase in cash for investment transactions. Net investment transactions increased cash $55,440,179 from $21,756,881 of cash used for the nine months ended September 30, 2011 to $33,683,298 of cash provided for the nine months ended September 30, 2012. Additionally, cash was provided due to a decrease in the excess of loan originations over principal payments collected which resulted in $26,279,573 of cash provided. For the nine months ended September 30, 2012, loans originated exceeded principal collected by $25,639,151 compared to the nine months ended September 30, 2011 where loans originated exceeded principal collected by $51,918,724. These increases to cash provided were offset by an increase in net cash used of $1,160,062 for premises and equipment related principally to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. Additionally, cash provided decreased by $8,279,189 as proceeds from the sale of OREO and other assets decreased from $8,623,701 for the nine months ended September 30, 2011 to $344,512 for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, all financing activities used $5,866,511 in cash compared to $79,002,272 in cash provided for the same period in 2011. The decrease of cash flows from financing activities of $84,868,783 was primarily due to a net decrease in deposits of $92,733,342 as customer deposits for the nine months ended September 30, 2012 decreased $4,265,600 compared to an increase in deposits of $88,467,742 for the nine months ended September 30, 2011. In addition, cash provided decreased for the nine months ended September 30, 2012 by $3,683,000 as a result of net proceeds received from the SBLF preferred stock transaction in September of 2011. This was partially offset by increases in cash provided of $10,381,573 for long-term debt and short term borrowing activity. Scheduled pay downs on long-term debt decreased from $10,035,408 for the nine months ended September 30, 2011 to $36,854 for the nine months ended September 30, 2012. Other financing activities increased cash provided by $1,165,986.

Operating activities provided cash of $8,808,176 for the nine months ended September 30, 2012 compared to $7,040,343 of cash provided for the same period of 2011. Cash increased by $1,767,833 primarily due to an increase in net income and deferred loan fees and a decrease in other assets partially offset by a decrease in the provision for loan losses and an increase in deferred tax assets.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2012 are presented in the following table.

At September 30, 2012	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$97,621	12.79%	$61,062	8.00%
The Bank	$94,855	12.48%	$60,782	8.00%	$75,978	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$89,383	11.71%	$30,531	4.00%
The Bank	$86,617	11.40%	$30,391	4.00%	$45,587	6.00%

Tier 1 Capital (to average assets)
The Company	$89,383	9.23%	$38,726	4.00%
The Bank	$86,617	8.97%	$38,645	4.00%	$48,306	5.00%

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

Other-Than-Temporary-Impairment (“OTTI”)

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under current guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Management utilizes a risk scale to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with a substandard or higher risk rating due to a delinquent payment history. Management engages a third-party firm to perform loan reviews of its commercial loan portfolio.

In establishing the general component of the allowance, management analyzes non-impaired loans in the portfolio including changes in the amount and type of loans. Management also examines the Bank’s historical loss experience (including charge-offs and recoveries) within each loan category. The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category. These loss factors may be higher or lower than the Bank’s actual recent average losses in any particular loan category, particularly in loan categories that are increasing or decreasing in size. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. As of September 30, 2012, 98,885 shares were available to be repurchased under the repurchase program. The following schedule provides repurchases for the three months ended September 30, 2012.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2012	-	$-	-	106,006
August 1-31, 2012	6,143	14.65	6,143	99,863
September 1-30, 2012	978	14.60	978	98,885
Total	7,121	$14.64	7,121	98,885

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0* - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: November 14, 2012	By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: November 14, 2012	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer

