Form 10-K
period 2012-12-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2013-03-15
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36.4 million based on the closing price ($16.40 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of February 27, 2013: 3,042,510.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2012. (Part II)
2.	Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which Tri-County Financial Corporation operates, as well as nationwide, Tri-County Financial Corporation’s ability to control costs and expenses, competitive products and pricing, changes in accounting principles, loan demand, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Tri-County Financial Corporation assumes no obligation to update any forward-looking statement after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

Tri-County Financial Corporation (the “Company”) is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of Tri-County (the “Bank”), a Maryland-chartered commercial bank. The Bank was organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted its current name. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the Southern Maryland counties of Charles, Calvert and St. Mary’s, (the “Tri-County area”) through its main office and nine branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Lusby, Charlotte Hall, Prince Frederick and Lexington Park, Maryland. Additionally, the Bank expanded its footprint during 2012, opening a branch in King George, Virginia. The Bank operates fifteen automated teller machines (“ATMs”) including four stand-alone locations in the Tri-County area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Market Area

The Bank considers its principal lending and deposit market area to consist of the Tri-County area and King George County in Virginia. These counties have experienced significant population growth during the past decade due to their proximity to the growing Washington, DC and Baltimore metropolitan areas. Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs. In addition, the area has experienced rapid growth in the last decade in businesses and federal facilities located in the area. Major federal facilities include the Patuxent Naval Air Station in St. Mary’s county. During 2012, the Bank opened its 11th branch in King George, Virginia. King George County, adjacent to Charles County, is demographically similar to the Tri-County area.

In the last several years, residential housing and population growth in the Tri-County area has been constrained by certain government policies designed to limit growth. Growth has also been dampened as the demand for new housing in the Tri-County area has fallen as the overall housing market has fallen. During 2012, real estate values appear to have stabilized and there were positive trends in housing during 2012. However, unemployment levels remained high and uncertainty for small and medium size businesses lessened the demand for lending. The impact on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the possibility of large cuts to the defense budget hampered economic expansion in 2012.

Future regulatory events may adversely affect the Bank’s loan growth.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and federal and state credit unions located in its primary market area. There are currently 13 FDIC-insured depository institutions operating in the Tri-County area including subsidiaries of several regional and super-regional bank holding companies. According to statistics compiled by the FDIC, the Bank was ranked first in deposit market share in the Tri-County area as of June 30, 2012, the latest date for which such data is available. The Bank faces additional significant competition for investors’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms and service. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

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

Commercial Real Estate and Other Non-Residential Real Estate Loans. The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $419.7 million, or 55.5% of the loan portfolio, at December 31, 2012. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last four years. The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan payment period ranging from three to 20 years. Virtually all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2012, the largest outstanding commercial real estate loan was a $7.5 million loan, which is secured by a hotel. This loan was performing according to its terms at December 31, 2012.

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

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $157.2 million as of December 31, 2012. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2012, the Bank serviced $48.3 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per repricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2012, the Bank had $20.5 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size.

The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance (“PMI”) to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with PMI at December 31, 2012. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans. The Bank offers construction loans to individuals and building contractors for the construction of one-to-four family dwellings. Construction loans totaled $14.7 million at December 31, 2012. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction financing to home builders. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $17.1 million at December 31, 2012. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market areas. As demand for newly constructed housing has fallen, the Bank’s investment in these loans has slowed. The construction and land development portfolio decreased $4.9 million from $36.7 million at December 31, 2011 to $31.8 million at December 31, 2012. Additionally, construction and land development loans as a percentage of the total loan portfolio have fallen in every year since 2008 from greater than 10% to 4.2% at December 31, 2012. If the demand for new houses in the Bank’s market areas continues to decline, this portion of its loan portfolio may also decline. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. The Bank may not be able to grow its construction lending activities in the event of a continued decline. Construction and land development loans have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes.

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

Home Equity and Second Mortgage Loans. The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $18.3 million at December 31, 2012, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at prime or some margin above prime, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $3.7 million at December 31, 2012, are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

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

Commercial Loans. The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. While commercial loans remain an important class of the Bank’s loan portfolio at 11.65% of total loans, the commercial loan portfolio decreased by $13.8 million from $102.0 million at December 31, 2011 to $88.2 million at December 31, 2012. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business as well the borrower’s global cash flows, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank. Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2012, the largest outstanding commercial loan was $12.0 million, which was secured by commercial real estate, cash and investments. This loan was performing according to its terms at December 31, 2012.

Consumer Loans. The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $995,000 at December 31, 2012. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. Further collection efforts may be hampered by the borrower’s lack of current income or other assets. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans. The Bank also maintains a commercial equipment financing portfolio. Commercial equipment loans totaled $16.3 million, or 2.2% of the total loan portfolio, at December 31, 2012. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction equipment, and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for over collateralization of the loans.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real Estate Loans
Commercial	$419,667	55.47%	$370,384	51.55%	$336,300	50.72%	$292,988	46.88%	$236,410	43.11%
Residential first mortgage	177,663	23.48%	164,543	22.90%	136,048	20.52%	116,226	18.59%	104,607	19.07%
Construction and land development	31,819	4.21%	36,745	5.11%	42,504	6.41%	62,509	10.00%	57,565	10.50%
Home equity and second mortgage	21,982	2.91%	24,138	3.36%	24,380	3.68%	25,133	4.02%	25,412	4.63%
Commercial loans	88,158	11.65%	101,968	14.19%	104,566	15.77%	108,658	17.38%	101,936	18.59%
Consumer loans	995	0.13%	1,001	0.14%	1,273	0.19%	1,608	0.26%	2,046	0.37%
Commercial equipment	16,268	2.15%	19,761	2.75%	17,984	2.71%	17,917	2.87%	20,458	3.73%
Total loans	756,552	100.00%	718,540	100.00%	663,055	100.00%	625,039	100.00%	548,434	100.00%
Less: Deferred loan fees	665		796		936		975		311
Loan loss reserve	8,247		7,655		7,669		7,471		5,146
Loans receivable, net	$747,640		$710,089		$654,450		$616,593		$542,977

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

Depending on market conditions, mortgage loans may be originated primarily with the intent to sell to third parties such as Fannie Mae or Freddie Mac. Mortgage loans in the amount of $14.1 million were sold by the Bank in 2012. To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold no participations in 2012. The Bank also buys loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and other procedures, as necessary. The Bank purchased $4.5 million in fixed commercial mortgage participations in 2012. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.

Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $9.2 million to any one borrower at December 31, 2012. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $14.5 million to any one borrower at December 31, 2012. At December 31, 2012, the largest amount outstanding to any one borrower and his or her related interests was $12.0 million.

Loan Commitments. The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Conventional loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2012 were approximately $15.5 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year through	Due more than
	year after	five years from	five years from
	December 31, 2012	December 31, 2012	December 31, 2012
	(Dollars in Thousands)
Real Estate Loans
Commercial	$105,356	$154,991	$159,320
Residential first mortgage	41,802	59,052	76,809
Construction and land development	28,568	3,251	-
Home equity and second mortgage	4,290	9,367	8,325
Commercial loans	88,158	-	-
Consumer loans	492	377	126
Commercial equipment	6,779	6,912	2,577
Total loans	$275,445	$233,950	$247,157

The following table sets forth the dollar amount of all loans due after one year from December 31, 2012, which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in Thousands)
Real Estate Loans
Commercial	$84,045	$230,266	$314,311
Residential first mortgage	119,618	16,243	135,861
Construction and land development	-	3,251	3,251
Home equity and second mortgage	2,290	15,402	17,692
Commercial loans	-	-	-
Consumer loans	503	-	503
Commercial equipment	6,274	3,215	9,489
	$212,730	$268,377	$481,107

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

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructured loans (“TDRs”) to determine whether a loan is impaired (See Notes 1 and 5 of the Consolidated Financial Statements).

Factors considered by management in determining impaired status include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan. These circumstances include the length of the delay, the reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. Loans not impaired are included in the pool of loans evaluated in the general component of the allowance.

If a specific loan is deemed to be impaired it is evaluated for impairment. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan.

The Bank considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the loan returns to performing status and yields a market interest rate equal to the current interest rate for new debt with similar risk. TDRs are evaluated for impairment on a loan by loan basis in accordance with the Bank’s impairment methodology. The Bank does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

Loan loss reserves of $1.5 million relate to impaired loans at December 31, 2012. The following table sets forth information with respect to the Bank’s impaired loans at December 31, 2012. The table includes a breakdown between impaired loans with and without an allowance:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Recorded investment with no allowance	$34,718	$10,621	$10,020	$8,947	$-
Recorded investment with allowance	4,273	10,096	11,368	11,601	1,743

Total impaired loans	$38,991	$20,717	$21,388	$20,548	$1,743

Specific allocations of allowance	$1,548	$1,997	$1,998	$1,837	$223

Non-Performing Assets. The Bank’s non-performing assets include foreclosed real estate and non-performing loans. For a detailed discussion on asset quality see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Allowance for Loan Losses and Provision for Loan Losses” in the Company’s 2012 Annual Report to Stockholders.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $6.9 million at December 31, 2012.

Non-Performing Loans. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impaired status on a loan by loan basis in accordance with the Company’s impairment methodology.

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans include performing loans classified as non-accrual loans due to the customers operating results. Interest on performing non-accrual loans is accounted for on a cash-basis. Non-accrual loans and TDRs are only considered non-performing loans if payments are 90 days or greater delinquent. At December 31, 2012, all TDRs were performing in accordance with the terms of their restructured agreements.

The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Foreclosed real estate	$6,891	$5,029	$10,469	$923	$-
Non-performing loans	8,717	9,511	13,518	19,287	4,936

Total non-performing assets	$15,608	$14,540	$23,987	$20,210	$4,936

TDRs	$4,515	$11,913	$16,882	$11,601	$-

Performing non-accrual loans	$4,424	$-	$-	$-	$-

Non-performing loans (NPLs) to total loans	1.15%	1.32%	2.04%	3.09%	0.90%
NPLs and performing non-accrual loans to total loans	1.74%	1.32%	2.04%	3.09%	0.90%
Allowance for loan losses to nonperforming loans	94.78%	80.49%	56.73%	38.74%	104.25%
Nonperforming assets to total assets	1.59%	1.48%	2.71%	2.48%	0.69%
Nonperforming assets, performing non-accrual loans and TDRs to total assets	2.50%	2.61%	4.58%	3.90%	0.69%

The below schedule provides the details by loan portfolio of non-performing loans for the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-performing loans:
Real Estate Loans
Commercial	$1,529	$2,866	$8,243	$6,367	$1,208
Residential first mortgage	3,169	2,439	1,747	339	-
Construction and land development	-	1,414	984	9,504	1,840
Home equity and second mortgage	71	291	233	-	-
Commercial loans	3,732	2,264	2,262	2,192	903
Consumer loans	-	1	1	23	148
Commercial equipment	216	236	48	862	837
Total	$8,717	$9,511	$13,518	$19,287	$4,936

The below schedule provides the details by loan portfolio of TDRs for the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
TDRs:	(Dollars in Thousands)
Real Estate Loans
Commercial	$3,097	$7,697	$6,848	$6,706	$-
Residential first mortgage	1,418	-	929	394	-
Construction and land development	-	1,717	-	-	-
Commercial loans	-	2,369	8,834	4,441	-
Commercial equipment	-	130	271	60	-
Total	$4,515	$11,913	$16,882	$11,601	$-

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$7,655	$7,669	$7,471	$5,146	$4,482
Charge-offs:
Real Estate Loans
Commercial	486	1,249	526	-	-
Residential first mortgages	11	49	63	-	-
Construction and land development	141	213	2,249	187	287
Home equity and second mortgage	211	-	71	98	-
Commercial loans	1,004	2,441	569	608	202
Consumer loans	5	3	10	32	67
Commercial equipment	169	150	256	223	83
Total Charge-offs:	2,027	4,105	3,744	1,148	639
Recoveries:
Residential first mortgages	38	1	-	-	-
Construction and land development	-	-	1	-	-
Consumer loans	1	1	7	-	2
Commercial loans	51	2	-	-	-
Total Recoveries	90	4	8	-	2
Net charge-offs	1,937	4,101	3,736	1,148	637
Provision for Possible Loan Losses	2,529	4,087	3,934	3,473	1,301
Balance at End of Period	$8,247	$7,655	$7,669	$7,471	$5,146

Allowance for loan losses to total loans	1.09%	1.07%	1.16%	1.20%	0.94%
Net charge-offs to average loans	0.27%	0.61%	0.61%	0.20%	0.13%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans
Commercial	$4,090	55.47%	$2,525	51.55%	$3,314	50.72%	$2,660	46.88%	$2,009	43.11%
Residential first mortgage	1,083	23.48%	539	22.90%	204	20.52%	128	18.59%	105	19.07%
Construction and land development	533	4.21%	354	5.11%	1,267	6.41%	1,696	10.00%	1,295	10.50%
Home equity and second mortgage	280	2.91%	144	3.36%	98	3.68%	131	4.02%	102	4.63%
Commercial loans	1,949	11.65%	3,850	14.19%	2,551	15.77%	2,110	17.38%	1,248	18.59%
Consumer loans	20	0.13%	20	0.14%	32	0.19%	64	0.26%	43	0.37%
Commercial equipment	292	2.15%	223	2.75%	203	2.71%	682	2.87%	344	3.73%
Total allowance for loan losses	$8,247	100.00%	$7,655	100.00%	$7,669	100.00%	$7,471	100.00%	$5,146	100.00%

The Bank closely monitors the payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size and composition of the loan portfolio, the Bank’s historical loss experience, including trends in non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, there can be no assurance that actual losses may not vary from the amounts estimated or that the Bank’s regulators will not require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and Notes 1 and 5 of the Consolidated Financial Statements in the Company’s 2012 Annual Report to Stockholders.

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

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2012, 2011, and 2010, their estimated fair value was $167 million, $201 million, and $168 million, respectively.

	At December 31,
	2012	2011	2010
	(Dollars in Thousands)
Asset-backed securities:
Freddie Mac and Fannie Mae	$150,318	$180,638	$144,861
Other	4,439	9,839	12,463
Total asset-backed securities	154,757	190,477	157,324

Corporate equity securities	37	37	37
Bond mutual funds	4,281	4,080	3,820
Treasury bills	750	750	753
Total investment securities	159,825	195,344	161,934
FHLB and Federal Reserve Bank stock	5,476	5,587	6,316
Total investment securities and FHLB and Federal Reserve Bank stock	$165,301	$200,931	$168,250

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2012 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
AFS Investment securities:
Asset-backed securities	13,918	1.42%	20,613	1.37%	6,486	1.39%	1,689	1.46%
Mutual funds	4,013	2.13%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$17,931	1.58%	$20,613	1.37%	$6,486	1.39%	$1,689	1.46%

HTM Investment securities:
Asset-backed securities	$39,331	1.90%	$48,166	1.93%	$17,128	0.78%	$7,244	0.91%
Treasury bills	750	0.12%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$40,081	1.87%	$48,166	1.93%	$17,128	0.78%	$7,244	0.91%

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

Deposits and Other Sources of Funds

General. The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and nine branches in the Southern Maryland area and the branch in King George, Virginia . Total deposits were $820.2 million as of December 31, 2012. The Bank uses borrowings and other sources to supplement funding from deposits.

Deposits. The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, Christmas clubs, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, and online and telephone banking. The Bank is a member of ACCEL/Exchange, Cirrus, Maestro and Star ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2012 and 2011, the Bank had $19.0 million in deposits from brokers. In addition the Bank utilizes the Certificate of Deposit Account Registry Service (“CDARS”) to provide existing customers with additional access to FDIC insurance. At December 31, 2012, the Bank maintained CDARS deposits of $27.9 million compared to $34.9 million at December 31, 2011.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Year Ended December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Savings	$32,577	0.17%	$31,446	0.35%	$30,355	0.41%
Interest-bearing demand and money market accounts	262,331	0.54%	217,183	1.00%	161,494	0.94%
Certificates of deposit	432,487	1.60%	434,811	1.94%	421,525	2.21%
Total interest-bearing deposits	727,395		683,440		613,374
Noninterest-bearing demand deposits	74,161		66,105		65,041
	$801,556	1.05%	$749,545	1.43%	$678,415	1.61%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2012.

Time Deposit Maturity Period	$100,000 or More	$250,000 or More
	(Dollars in Thousands)
Three months or less	$40,024	$14,381
Three through six months	38,677	12,816
Six through twelve months	49,013	15,012
Over twelve months	78,691	28,580
Total	$206,405	$70,789

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 40% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. The table below sets forth information about borrowings for the years indicated.

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Long-term debt
Long-term debt outstanding at end of period	$60,527	$60,577	$70,624
Weighted average rate on outstanding long-term debt at end of period	2.80%	3.33%	3.24%
Maximum outstanding long-term debt of any month end	60,573	60,620	70,666
Average outstanding long-term debt, during period	60,206	61,421	70,823
Approximate average rate paid on long-term debt during period	3.02%	3.32%	3.22%
Short-term borrowings
Short-term borrowings outstanding at end of period at end of period	$1,000	$-	$816
Weighted average rate on short-term borrowings at end of period	0.36%	0.00%	0.00%
Maximum outstanding short-term borrowings at any month end during period	$14,000	$15,703	$11,322
Average outstanding short-term borrowings	3,639	2,168	2,973
Approximate average rate paid on short-term borrowings	1.40%	1.91%	1.41%

For more information regarding the Bank’s borrowings, see Note 10 of Notes to Consolidated Financial Statements.

Subsidiary Activities

In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation is currently inactive.

The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005. For more information regarding these entities, see Note 17 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report to Stockholders.

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

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Federal Reserve and other U.S. government agencies responsible for implementing the Basel III framework announced in November 2012 that they were abolishing the existing deadline without instating a new one. The implementation of the Basel III final framework was to commence January 1, 2013. On that date, banking institutions would have been required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,
•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and
•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

Prompt Corrective Regulatory Action. The Federal Reserve Board classifies state member banks by capital levels and is authorized to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. A well capitalized bank is one that is not subject to any regulatory capital order to meet specific capital levels and has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (1) 4% or (2) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2012, the Bank was well capitalized as defined by the Federal Reserve Board’s regulations.

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

Without the approval of the Federal Reserve Board, a state member bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would be undercapitalized after payment of the dividend within the meaning of the prompt corrective action regulations discussed above.

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the Federal Deposit Insurance Corporation adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or its prudential banking regulator. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2012, the Bank met applicable Federal Reserve Board reserve requirements.

Transactions with Affiliates. A state member bank is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2012, we had no transactions with affiliates.

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

Personnel

As of December 31, 2012, the Bank had 159 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Michael L. Middleton (65 years old) is Chairman and Chief Executive Officer of the Company and the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank until 2010. He remained as President of the Company until May 2012. Mr. Middleton is a Certified Public Accountant and holds a Masters of Business Administration. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the Federal Home Loan Bank of Atlanta, serving as Chairman of the Board in 2004. Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He is Chairman of the Maryland Bankers Association, a trustee for the College of Southern Maryland, and serves on the Federal Reserve’s Community Depository Institutions Advisory Council. He also serves on several philanthropic and civic boards.

William J. Pasenelli (54 years old) is President and Chief Financial Officer of the Company and President of the Bank. Mr. Pasenelli joined the Bank as Chief Financial Officer in April 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups.

Gregory C. Cockerham (58 years old) joined the Bank in 1988. He serves as the Bank’s Executive Vice President – Chief Lending Officer. Prior to joining the Company he was retail Vice President of Maryland National Bank. Mr. Cockerham serves as Chairman of the College of Southern Maryland Foundation and the Maryland Title Center. He is a Paul Harris Fellow and Foundation Chair with the Rotary Club of Charles County and serves on various civic boards in Charles County.

James M. Burke (44 years old) joined the Bank in 2006. He serves as the Bank’s Executive Vice President – Chief Credit Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Prior to joining the Bank, Mr. Burke served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Burke has over 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of Civista Medical Center and is active in other civic groups.

James F. DiMisa (53 years old) joined the Bank in 2006. He serves as Executive Vice President- Chief Operating Officer. Prior to joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. DiMisa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration.

Todd L. Capitani (46 years old) joined the Bank in 2009. He serves as the Bank’s Executive Vice President – Chief Financial Officer. Before his appointment as Chief Financial Officer of the Bank in 2012, he served as the Bank’s Finance Officer. Prior to joining the Bank, Mr. Capitani served as a Senior Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 20 years of experience in corporate finance, controllership and external audit. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups.

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

Our provision for loan losses has been elevated during the last four years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2012, we recorded a provision for loan losses of $2.5 million. We also recorded net loan charge-offs of $1.9 million. Our non-performing assets, performing non-accrual loans and troubled debt restructures were $24.5 million, or 2.50% of total assets, at December 31, 2012. Additionally, loans that were classified as either special mention, substandard, doubtful or loss were $54.8 million at December 31, 2012. If the economy and/or the real estate market continue to weaken, more of our classified loans may become non-performing and we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

Our largest component of earnings is net interest income, which could be negatively affected by changes in interest rates. Changing interest rates impact customer actions and may limit the options available to the Company to maximize earnings or increase the costs to minimize risk. We do not have control over market interest rates and the Company’s focus to mitigate potential earnings risk centers on controlling the composition of our assets and liabilities.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2012, our loan portfolio consisted of $419.7 million, or 55.5%, of commercial real estate loans, $88.2 million, or 11.7%, of commercial business loans and $16.3 million, or 2.2%, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2012, $177.7 million, or 23.48%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, and $22.0 million, or 2.9%, of our total loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial business and commercial equipment loans increased $165.3 million, or 46.1%, from $358.8 million at December 31, 2008 to $524.1 million at December 31, 2012. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

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

Our future growth may require us to raise additional capital, which will be dilutive to existing shareholders and could dilute our per share book value.

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

We face intense competition both in making loans and attracting deposits. This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than currently. Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2012, we held 20.0% of the deposits in Calvert, Charles and St. Mary’s counties, Maryland, which was the largest market share of deposits out of the 13 financial institutions that held deposits in these counties. Our profitability depends upon our continued ability to compete successfully in our market area.

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

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area. As a result, a downturn in federal government or military employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability. During 2012, unemployment levels remained high and uncertainty for small and medium size businesses lessened the demand for lending. The impact on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the possibility of large cuts to the defense budget hampered economic expansion in 2012 and the effect of the sequestration would negatively impact employment and potentially the ability of borrowers to make their required payments on a timely basis.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation’s resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions and required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into of written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify the Bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and King George, Virginia. The Bank owns all of its branches except for the Dunkirk, Maryland branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. Lease expiration dates range from 2017 to 2028 with renewal options of 5 to 10 years. The total net book value of the properties at December 31, 2012 was $16.4 million which included $11.1 million related to buildings and improvements.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

The information contained under the section captioned “Market for the Registrant’s Common Stock and Related Security Holder Matters” in the Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2012 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Stock Performance Graph.

Not required as the Company is a smaller reporting company.

Recent Sales of Unregistered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer.

On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2012.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2012	-	$-	-	98,885
November 1-30, 2012	2,200	14.39	2,200	96,685
December 1-31, 2012	271	16.60	271	96,414
Total	2,471	$14.63	2,471	96,414

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

The Company maintains the Tri-County Financial Corporation 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plan as of December 31, 2012.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	190,047	$19.42	97,333
Equity compensation plans not approved by security holders (1)	46,012	$14.64	-
Total	236,059	$18.49	97,333

__________________

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012

3.3	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.15*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.16*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.17*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.18*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011

10.22*	Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock	Form 8-K as filed on September 23, 2011

10.23*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011

10.24*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.25*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

13.0	Annual Report to Stockholders for the year ended December 31, 2012

14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.

21.0	List of Subsidiaries

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

(*)	Management contract or compensating arrangement.
(**)	Furnished not filed.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded From Annual Report. There are no other financial statements and financial statement schedules which were excluded from this Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: March 15, 2013	By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Chief Executive Officer		Director, President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ Louis P. Jenkins, Jr.	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

Date: March 15, 2013		Date: March 15, 2013

By:	/s/ Mary Todd Peterson
Mary Todd Peterson
Director

