Form 10-Q
period 2013-03-31
TRI COUNTY FINANCIAL CORP /MD/
filed 2013-05-10
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes ☒         No☐

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

Yes ☐         No ☒

As of April 18, 2013, the registrant had 3,052,385 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2013
and December 31, 2012	3

Consolidated Statements of Income and Comprehensive Income -
Three Months Ended March 31, 2013 and 2012	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2013 and 2012	5

Notes to Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	41

Item 4 – Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	42

Item 1A – Risk Factors	42

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3 – Defaults Upon Senior Securities	42

Item 4 – Mine Safety Disclosures	42

Item 5 – Other Information	42

Item 6 – Exhibits	42

SIGNATURES	43

PART I FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

PART I FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$15,550,883	$10,696,653
Federal funds sold	420,000	190,000
Interest-bearing deposits with banks	575,620	409,002
Securities available for sale (AFS), at fair value	44,552,200	47,205,663
Securities held to maturity (HTM), at amortized cost	110,751,230	112,619,434
Federal Home Loan Bank and Federal Reserve Bank stock - at cost	5,629,150	5,476,050
Loans receivable - net of allowance for loan losses of $8,350,000 and $8,246,957	734,918,520	747,640,752
Premises and equipment, net	19,516,325	19,782,236
Other real estate owned (OREO)	6,951,653	6,891,353
Accrued interest receivable	3,027,847	2,904,325
Investment in bank owned life insurance	18,882,013	18,730,580
Other assets	8,414,278	9,093,164

Total Assets	$969,189,719	$981,639,212

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$95,813,418	$102,319,581
Interest-bearing deposits	703,040,007	717,910,707
Total deposits	798,853,425	820,230,288
Short-term borrowings	-	1,000,000
Long-term debt	70,514,549	60,527,208
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000
Accrued expenses and other liabilities	7,135,385	8,834,455

Total Liabilities	888,503,359	902,591,951

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,050,385 and 3,052,416 shares, respectively	30,504	30,524
Additional paid in capital	18,168,428	17,873,560
Retained earnings	43,238,747	41,986,633
Accumulated other comprehensive gain	63,576	139,184
Unearned ESOP shares	(814,895)	(982,640)

Total Stockholders' Equity	80,686,360	79,047,261

Total Liabilities and Stockholders' Equity	$969,189,719	$981,639,212

See notes to Consolidated Financial Statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Loans, including fees	$9,247,666	$9,224,883
Taxable interest and dividends on investment securities	589,693	881,817
Interest on deposits with banks	2,598	1,684
Total Interest and Dividend Income	9,839,957	10,108,384

Interest Expenses
Deposits	1,532,963	2,412,342
Short-term borrowings	22,406	15,841
Long-term debt	467,918	595,502
Total Interest Expenses	2,023,287	3,023,685

Net Interest Income	7,816,670	7,084,699
Provision for loan losses	154,173	341,074

Net Interest Income After Provision For Loan Losses	7,662,497	6,743,625

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	188,428	181,314
Net losses on sale of OREO	-	(96,917)
Income from bank owned life insurance	151,433	159,206
Service charges	470,633	536,512
Gain on sale of loans held for sale	378,584	65,975
Total Noninterest Income	1,189,078	846,090

Noninterest Expense
Salary and employee benefits	3,556,996	3,319,866
Occupancy expense	482,771	437,472
Advertising	103,888	80,008
Data processing expense	363,834	368,440
Professional fees	197,337	225,209
Depreciation of furniture, fixtures, and equipment	192,430	134,925
Telephone communications	48,948	43,774
Office supplies	63,453	62,062
FDIC Insurance	301,432	443,615
Valuation allowance on OREO	310,500	300,000
Other	521,235	482,048
Total Noninterest Expense	6,142,824	5,897,419

Income before income taxes	2,708,751	1,692,296
Income tax expense	990,360	587,043

Net Income	$1,718,391	$1,105,253
Preferred stock dividends	50,000	50,000
Net Income Available to Common Shareholders	$1,668,391	$1,055,253

Net Income	$1,718,391	$1,105,253
Other comprehensive loss net of tax:
Net unrealized holding losses arising during period, net of tax	(75,608)	(41,906)
Comprehensive Income	$1,642,783	$1,063,347

Earnings Per Common Share
Basic	$0.55	$0.35
Diluted	$0.54	$0.35
Cash dividends paid per common share	$0.10	$0.40

See notes to Consolidated Financial Statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Cash Flows from Operating Activities
Net income	$1,718,391	$1,105,253
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	154,173	341,074
Depreciation and amortization	323,233	249,149
Loans originated for resale	(12,609,950)	(1,718,600)
Proceeds from sale of loans originated for sale	12,904,666	1,774,555
Gain on sale of loans held for sale	(378,584)	(65,975)
Net losses on the sale of OREO	-	96,917
Net amortization of premium/discount on investment securities	183,936	116,842
Increase in OREO valuation allowance	310,500	300,000
Increase in cash surrender of bank owned life insurance	(151,433)	(159,206)
Deferred income tax benefit	(166,396)	(333,582)
(Increase) Decrease in accrued interest receivable	(123,522)	31,456
Stock based compensation	249,129	201,060
Decrease in deferred loan fees	(1,581)	(33,169)
Increase in accounts payable, accrued expenses and other liabilities	(1,699,070)	(1,552,278)
Decrease in other assets	887,715	1,673,791
Net Cash Provided by Operating Activities	1,601,207	2,027,287

Cash Flows from Investing Activities
Purchase of AFS investment securities	(22,258)	(27,457)
Proceeds from redemption or principal payments of AFS investment securities	2,519,650	7,641,683
Purchase of HTM investment securities	(10,932,813)	(849,785)
Proceeds from maturities or principal payments of HTM investment securities	12,658,595	13,615,678
Net decrease of FHLB and Federal Reserve stock	(153,100)	(401,900)
Loans originated or acquired	(37,456,655)	(58,330,528)
Principal collected on loans	49,739,363	45,043,677
Purchase of premises and equipment	(57,322)	(1,771,651)
Proceeds from sale of OREO	-	299,032

Net Cash Provided by Investing Activities	16,295,460	5,218,749

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (continued)

	2013	2012

Cash Flows from Financing Activities
Net decrease in deposits	$(21,376,863)	$(21,564,090)
Proceeds from long-term borrowings	10,000,000	-
Payments of long-term borrowings	(12,659)	(12,162)
Net (decrease) increase in short term borrowings	(1,000,000)	7,000,000
Exercise of stock options	33,200	66,895
Dividends paid	(353,999)	(55,001)
Net change in unearned ESOP shares	176,843	(35,990)
Redemption of common stock	(112,341)	-

Net Cash Used in Financing Activities	(12,645,819)	(14,600,348)

Increase (Decrease) in Cash and Cash Equivalents	$5,250,848	$(7,354,312)
Cash and Cash Equivalents - January 1	11,295,655	19,118,189
Cash and Cash Equivalents - March 31	$16,546,503	$11,763,877

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for
Interest	$2,082,743	$2,941,360
Income taxes	$200,000	$-

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$249,129	$201,060
Transfer from loans to OREO	$370,800	$135,270

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2012 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2013 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2012 Annual Report.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO is adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis.

	March 31, 2013
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations ("CMOs")	$40,015,701	$-	$40,015,701	$-
Mortgage Backed Securities ("MBS")	225,530	-	225,530	-
Corporate equity securities	37,664	-	37,664	-
Bond mutual funds	4,273,305	-	4,273,305	-
Total available for sale securities	$44,552,200	$-	$44,552,200	$-

	December 31, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$42,655,799	$-	$42,655,799	$-
MBS	231,386	-	231,386	-
Corporate equity securities	37,332	-	37,332	-
Bond mutual funds	4,281,146	-	4,281,146	-
Total available for sale securities	$47,205,663	$-	$47,205,663	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are included in the tables below.

	March 31, 2013
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$2,069,575	$-	$2,069,575	$-
Residential first mortgage	469,025	-	469,025	-
Commercial loans	2,145	-	2,145	-
Commercial equipment	148	-	148	-
Total loans with impairment	$2,540,893	$-	$2,540,893	$-

Other real estate owned	$6,951,653	$-	$6,951,653	$-

	December 31, 2012
Description of Asset	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans with impairment
Commercial real estate	$2,028,534	$-	$2,028,534	$-
Residential first mortgage	602,290	-	602,290	-
Commercial loans	94,355	-	94,355	-
Total loans with impairment	$2,725,179	$-	$2,725,179	$-

Other real estate owned	$6,891,353	$-	$6,891,353	$-

Loans with impairment have unpaid principal balances of $4,124,703 and $4,272,836 at March 31, 2013 and December 31, 2012, respectively, and include impaired loans with a specific allowance.

4.	INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws and when it is considered more likely than not that deferred tax assets will be realized. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

5.	EARNINGS PER COMMON SHARE

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of March 31, 2013 and 2012, there were 101,549 and 187,367 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
	2013	2012
Net Income	$1,718,391	$1,105,253
Less: dividends paid and accrued on preferred stock	(50,000)	(50,000)
Net income available to common shareholders	$1,668,391	$1,055,253

Average number of common shares outstanding	3,053,204	3,037,380
Effect of dilutive options	21,283	8,939
Average number of shares used to calculate diluted earnings per share	3,074,487	3,046,319

6.	STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $134,305 and $65,522 for the three months ended March 31, 2013 and 2012, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the three months ended March 31, 2013 and 2012 included director compensation of $3,320 and $6,807, respectively, for stock granted in lieu of cash compensation. All outstanding options are fully vested and the Company has not granted any stock options since 2007.

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

The following tables below summarize outstanding and exercisable options at March 31, 2013 and December 31, 2012.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164,304
Granted at fair value	-	-
Exercised	(2,518)	13.19	10,248
Expired	-	-
Forfeited	(1)	13.19

Outstanding at March 31, 2013	233,540	$18.55	$225,938	1.0

Exercisable at March 31, 2013	233,540	$18.55	$225,938	1.0

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(24,780)	12.25	88,607
Expired	-	-
Forfeited	(3,317)	18.25

Outstanding at December 31, 2012	236,059	$18.49	$164,304	1.0

Exercisable at December 31, 2012	236,059	$18.49	$164,304	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Number Outstanding	Weighted Average	Weighted Average
March 31, 2013	Remaining Contractual Life	Exercise Price

49,340	1 years	$12.94
82,651	2 years	15.89
80,138	3 years	22.29
21,411	5 years	27.70
233,540		$18.55

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $225,938 and $164,304 at March 31, 2013 and December 31, 2012, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.50 and $15.98 at March 31, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at March 31, 2013 and December 31, 2012, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2013	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	16.87
Vested	(16,678)	16.35	(3,106)	15.98

Nonvested at March 31, 2013	20,547	$16.63	4,210	$16.50

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2012	8,113	$16.47	6,845	$15.00
Granted	23,281	15.21	2,105	15.98
Vested	(7,825)	15.20	(3,739)	14.80

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

The Series C Preferred Stock is non-voting, except in limited circumstances. If the Company misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The Series C Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of our federal banking regulator. The Company is permitted to repay its SBLF funding in increments of 25% or $5.0 million, subject to the approval of its federal banking regulator.

The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series C Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series C Preferred Stock is not subject to any contractual restrictions on transfer.

9.	OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the allowance for losses. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of the activity follows.

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of year	$6,891,353	$5,028,513	$5,028,513
Additions of underlying property	370,800	135,270	4,020,494
Disposals of underlying property	-	(395,949)	(1,483,449)
Valuation allowance	(310,500)	(300,000)	(674,205)
Balance at end of period	$6,951,653	$4,467,834	$6,891,353

During the three months ended March 31, 2012, the Bank disposed of two OREO properties resulting in proceeds of $299,032 and recognized net losses of $96,917. There were no disposals during the three months ended March 31, 2013.

Expenses applicable to OREO assets include the following.

	Three Months Ended March 31,
	2013	2012
Valuation allowance	$310,500	$300,000
Operating expenses	40,862	(1,701)
	$351,362	$298,299

Operating expenses for the three months ended March 31, 2012 included $7,600 in deposits refunded on sold foreclosed real estate.

10.	SECURITIES

	March 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$193,394	$32,136	$-	$225,530
Residential CMOs	39,954,131	241,340	179,770	40,015,701
Corporate equity securities	37,310	613	259	37,664
Bond mutual funds	4,034,867	238,438	-	4,273,305
Total securities available for sale	$44,219,702	$512,527	$180,029	$44,552,200

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$27,511,471	$1,074,600	$21,887	$28,564,184
Residential CMOs	78,229,508	616,529	109,075	78,736,962
Asset-backed securities issued by Others:
Residential CMOs	4,160,465	246,082	465,312	3,941,235
Total debt securities held to maturity	109,901,444	1,937,211	596,274	111,242,381

U.S. government obligations	849,786	-	-	849,786
Total securities held to maturity	$110,751,230	$1,937,211	$596,274	$112,092,167

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$198,400	$32,986	$-	$231,386
Residential CMOs	42,507,542	266,775	118,518	42,655,799
Corporate equity securities	37,310	306	284	37,332
Bond mutual funds	4,012,609	268,537	-	4,281,146
Total securities available for sale	$46,755,861	$568,604	$118,802	$47,205,663

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$31,239,176	$1,237,277	$-	$32,476,453
Residential CMOs	76,191,199	715,620	97,998	76,808,821
Asset-backed securities issued by Others:				-
Residential CMOs	4,439,118	196,976	484,343	4,151,751
Total debt securities held to maturity	111,869,493	2,149,873	582,341	113,437,025

U.S. government obligations	749,941	52	-	749,993
Total securities held to maturity	$112,619,434	$2,149,925	$582,341	$114,187,018

At March 31, 2013 certain asset-backed securities with a carrying value of $8.6 million were pledged to secure certain deposits. At March 31, 2013, asset-backed securities with a carrying value of $4.0 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At March 31, 2013, 97% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 3.38 years and average duration of 3.20 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.45 years and average duration of 3.26 years and are guaranteed by their issuer as to credit risk.

At December 31, 2012, 97% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 3.43 years and average duration of 3.26 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.43 years and average duration of 3.24 years and are guaranteed by their issuer as to credit risk.

We believe that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

Management has the ability and intent to hold the HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary.

No charges related to other-than-temporary impairment were made during the three months ended March 31, 2013 and for the year ended December 31, 2012. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At March 31, 2013, the CMO issue has a par value of $951,000, a market fair value of $806,000 and a carrying value of $567,000.

During the three months ended December 31, 2012, the Company recognized net losses on the sale of securities of $3,736. The Company sold one AFS security with a carrying value of $1,469,911 and three HTM securities with carrying values of $3,796,011, recognizing a gain of $153,417 and losses of $157,153, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320-10-25-6 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the three months ended March 31, 2013 and 2012, respectively.

AFS Securities

At March 31, 2013, the AFS investment portfolio had a fair value of $44,552,200 with unrealized losses from their amortized cost of $180,029. Asset-backed securities and corporate securities with unrealized losses had a fair value of $15,926,620 and all unrealized losses were for less than twelve months.

At December 31, 2012, the AFS investment portfolio had a fair value of $47,205,663 with unrealized losses from their amortized cost of $118,802. Asset-backed securities and corporate securities with unrealized losses had a fair value of $11,956,208 and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2013 are as follows:

March 31, 2013	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$23,163,119	$124,566	$4,021,863	$6,396	$27,184,982	$130,962
Asset-backed securities issued by other	-	-	2,826,858	465,312	2,826,858	465,312
	$23,163,119	$124,566	$6,848,721	$471,708	$30,011,840	$596,274

At March 31, 2013, the HTM investment portfolio had an estimated fair value of $112,092,167, of which $30,011,840 or 27% of the securities had some unrealized losses from their amortized cost. Of these securities, $27,184,982 or 91% are mortgage-backed securities issued by GSEs and the remaining $2,826,858 or 9%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $130,962 or 0.12% of the portfolio amortized cost of $105,740,979. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 3.02 years and an average duration of 2.82 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $465,312, or 11.18% of the portfolio amortized cost of $4,160,465. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.21 years and an average duration of 2.44 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2012 are as follows:

December 31, 2012	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$14,253,558	$89,638	$6,132,036	$8,360	$20,385,594	$97,998
Asset-backed securities issued by other	-	-	3,057,666	484,343	3,057,666	484,343
	$14,253,558	$89,638	$9,189,702	$492,703	$23,443,260	$582,341

At December 31, 2012, the HTM investment portfolio had an estimated fair value of $114,187,018, of which $23,443,260, or 21% of the securities, had some unrealized losses from their amortized cost. Of these securities, $20,385,594, or 87%, are mortgage-backed securities issued by GSEs and the remaining $3,057,666, or 13%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $97,998 or 0.09% of the portfolio amortized cost of $107,430,375. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 1.85 years and an average duration of 1.72 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $484,343, or 10.91% of the portfolio amortized cost of $4,439,118. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.17 years and an average duration of 2.40 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at March 31, 2013 and December 31, 2012 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

March 31, 2013		December 31, 2012
Credit Rating	Amount	Credit Rating	Amount
AAA	$145,982,211	AAA	$150,317,560
A+	-	A+	-
A	-	A	110,780
BBB	909,839	BBB	978,043
BBB-	301,014	BBB-	322,329
BB+	-	BB+	-
BB	1,042,904	BB	1,069,517
BB-	-	BB-	68,604
B+	1,040,161	B+	1,008,126
CCC+	-	CCC+
CCC	866,546	CCC	881,719
Total	$150,142,675	Total	$154,756,678

11.	LOANS

Loans consist of the following:

	March 31, 2013	December 31, 2012

Commercial real estate	$417,405,318	$419,667,312
Residential first mortgages	169,088,653	177,663,354
Construction and land development	31,061,899	31,818,782
Home equity and second mortgage	21,578,772	21,982,375
Commercial loans	88,045,436	88,157,606
Consumer loans	1,022,981	995,206
Commercial equipment	15,728,491	16,267,684
	743,931,550	756,552,319
Less:
Deferred loan fees	663,030	664,610
Allowance for loan loss	8,350,000	8,246,957
	9,013,030	8,911,567

	$734,918,520	$747,640,752

At March 31, 2013, the Bank’s allowance for loan losses totaled $8,350,000, or 1.12% of loan balances, as compared to $8,246,957, or 1.09% of loan balances, at December 31, 2012. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At March 31, 2013 and December 31, 2012, gross loans included $1,446,342 and $1,454,757, respectively, from the sale of an OREO property that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The Bank utilized the cost recovery method and deferred a gain of $225,000. The deferred gain balance was $225,000 at March 31, 2013 and December 31, 2012, respectively.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at March 31, 2013 and December 31, 2012, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2013 and March 31, 2012, respectively, and the year ended December 31, 2012 and loan receivable balances at March 31, 2013 and March 31, 2012, respectively, and at December 31, 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended March 31, 2013

Allowance for loan losses:
Balance at January 1,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Charge-offs	-	(58,840)	(35,903)	-	-	(8,976)	-	(103,719)
Recoveries	-	992	-	-	992	992	49,613	52,589
Provisions	(549,904)	959,785	(449)	38,452	(126,476)	5,729	(172,964)	154,173
Balance at March 31,	$3,539,930	$1,985,165	$497,078	$318,271	$1,823,540	$17,086	$168,930	$8,350,000
Ending balance: individually evaluated for impairment	$767,349	$444,028	$-	$39,800	$307,930	$-	$24,703	$1,583,810
Ending balance: collectively evaluated for impairment	$2,772,581	$1,541,137	$497,078	$278,471	$1,515,610	$17,086	$144,227	$6,766,190
Loan receivables:
Ending balance	$417,405,318	$169,088,653	$31,061,899	$21,578,772	$88,045,436	$1,022,981	$15,728,491	$743,931,550
Ending balance: individually evaluated for impairment	$22,599,139	$5,137,875	$4,621,596	$482,502	$9,107,430	$46,664	$220,206	$42,215,412
Ending balance: collectively evaluated for impairment	$394,806,179	$163,950,778	$26,440,303	$21,096,270	$78,938,006	$976,317	$15,508,285	$701,716,138

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2012

Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(486,431)	(10,987)	(140,835)	(210,753)	(1,003,824)	(4,994)	(168,802)	(2,026,626)
Recoveries	-	37,524	-	-	51,350	987	-	89,861
Provisions	2,051,066	517,486	319,880	347,029	(948,796)	4,229	237,787	2,528,681
Balance at December 31,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Ending balance: individually evaluated for impairment	$785,878	$403,475	$-	$-	$353,883	$-	$4,421	$1,547,657
Ending balance: collectively evaluated for impairment	$3,303,956	$679,753	$533,430	$279,819	$1,595,141	$19,341	$287,860	$6,699,300
Loan receivables:
Ending balance	$419,667,312	$177,663,354	$31,818,782	$21,982,375	$88,157,606	$995,206	$16,267,684	$756,552,319
Ending balance: individually evaluated for impairment	$21,618,890	$3,367,827	$4,877,868	$291,000	$8,778,681	$51,748	$4,421	$38,990,435
Ending balance: collectively evaluated for impairment	$398,048,422	$174,295,527	$26,940,914	$21,691,375	$79,378,925	$943,458	$16,263,263	$717,561,884

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended March 31, 2012

Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(36,452)	-	-	-	(43,349)	(985)	-	(80,786)
Recoveries	-	-	-	-	469	-	-	469
Provisions	896,289	104,803	94,021	121,595	(1,014,365)	216	138,515	341,074
Balance at March 31,	$3,385,036	$644,008	$448,406	$265,138	$2,793,049	$18,350	$361,811	$7,915,798
Ending balance: individually evaluated for impairment	$788,146	$113,000	$100,000	$89,540	$892,200	$-	$150,010	$2,132,896
Ending balance: collectively evaluated for impairment	$2,596,890	$531,008	$348,406	$175,598	$1,900,849	$18,350	$211,801	$5,782,902
Loan receivables:
Ending balance	$387,062,534	$171,910,733	$36,254,152	$23,455,588	$93,410,257	$960,745	$18,567,449	$731,621,458
Ending balance: individually evaluated for impairment	$39,662,243	$5,725,407	$10,915,597	$463,601	$18,451,306	$74,928	$237,977	$75,531,059
Ending balance: collectively evaluated for impairment	$347,400,291	$166,185,326	$25,338,555	$22,991,987	$74,958,951	$885,817	$18,329,472	$656,090,399

Non-accrual and Past Due Loans

Non-accrual loans as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	90 or Greater Days Delinquent	Number of Loans	Nonacccrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$2,556,284	8	$3,750,389	2	$6,306,673	10
Residential first mortgages	2,876,028	9	565,091	3	3,441,119	12
Construction and land development	-	-	-	-	-	-
Home equity and second mortgage	187,502	5	-	-	187,502	5
Commercial loans	3,668,718	11	-	-	3,668,718	11
Consumer loans	-	-	46,664	1	46,664	1
Commercial equipment	216,383	4	-	-	216,383	4
	$9,504,915	37	$4,362,144	6	$13,867,059	43

	December 31, 2012
	90 or Greater Days Delinquent	Number of Loans	Nonacccrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$1,527,844	7	$3,802,947	2	$5,330,791	9
Residential first mortgages	3,169,404	10	569,693	3	3,739,097	13
Construction and land development	-	-	-	-	-	-
Home equity and second mortgage	71,296	2	-	-	71,296	2
Commercial loans	3,732,090	11	-	-	3,732,090	11
Consumer loans	-	-	51,748	1	51,748	1
Commercial equipment	216,383	4	-	-	216,383	4
	$8,717,017	34	$4,424,388	6	$13,141,405	40

The Bank categorized six performing loans totaling $4,362,144 and $4,424,388 as non-accrual loans at March 31, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $11,640,973 and $11,371,542 at March 31, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at March 31, 2013 and December 31, 2012 was $501,280 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,226,086 and $1,769,863 at March 31, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at March 31, 2013 and December 31, 2012 was $211,279 and $182,106, respectively.

An analysis of past due loans as of March 31, 2013 and December 31, 2012 was as follows:

March 31, 2013	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables

Commercial real estate	$411,789,049	$3,059,985	$-	$2,556,284	$5,616,269	$417,405,318
Residential first mortgages	165,428,069	784,556	-	2,876,028	3,660,584	169,088,653
Construction and land dev.	31,061,899	-	-	-	-	31,061,899
Home equity and second mtg.	21,305,488	85,782	-	187,502	273,284	21,578,772
Commercial loans	81,092,489	9,963	3,274,266	3,668,718	6,952,947	88,045,436
Consumer loans	1,022,981	-	-	-	-	1,022,981
Commercial equipment	15,416,281	95,827	-	216,383	312,210	15,728,491
Total	$727,116,256	$4,036,113	$3,274,266	$9,504,915	$16,815,294	$743,931,550

December 31, 2012	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables

Commercial real estate	$416,721,658	$-	$1,417,810	$1,527,844	$2,945,654	$419,667,312
Residential first mortgages	173,593,886	97,307	802,757	3,169,404	4,069,468	177,663,354
Construction and land dev.	31,818,782	-	-	-	-	31,818,782
Home equity and second mtg.	21,499,018	350,715	61,346	71,296	483,357	21,982,375
Commercial loans	84,384,426	-	41,090	3,732,090	3,773,180	88,157,606
Consumer loans	983,094	9,363	2,749	-	12,112	995,206
Commercial equipment	15,659,007	371,921	20,373	216,383	608,677	16,267,684
Total	$744,659,871	$829,306	$2,346,125	$8,717,017	$11,892,448	$756,552,319

There were no accruing loans 90 days or greater past due at March 31, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

A risk grading scale is used to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are subject to being risk rated.

Residential first mortgages, home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. These loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (“OAEM”) or higher risk rating due to a delinquent payment history.

Management regularly reviews credit quality indicators as part of its individual loan reviews and on a monthly and quarterly basis. The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk grading scale, the level and trends of net charge-offs, nonperforming loans and delinquencies, the performance of troubled debt restructured loans and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process.

Loans subject to risk ratings are graded on a scale of one to 10. The Company considers loans classified substandard, doubtful and loss as classified assets for regulatory and financial reporting.

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

Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention

These credits, while protected by the financial strength of the borrowers, guarantors or collateral, have reduced quality due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. OAEM loans are the first adversely classified assets on our watch list. These relationships will be reviewed at least quarterly.

Rating 8 - Substandard

Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the loan loss allowance analysis. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.

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

Credit quality indicators as of March 31, 2013 and December 31, 2012 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Unrated	$58,812,409	$59,930,126	$4,631,466	$4,330,321
Pass	328,207,209	329,882,941	19,041,110	19,752,749
Special mention	5,408,019	4,880,758	-	-
Substandard	24,977,681	24,973,487	7,389,323	7,735,712
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$417,405,318	$419,667,312	$31,061,899	$31,818,782

	Commercial Loans		Commercial Equipment
	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Unrated	$11,974,551	$11,627,726	$5,076,787	$5,082,713
Pass	61,910,052	64,436,809	8,778,228	11,180,550
Special mention	1,905,558	-	1,848,625	-
Substandard	12,255,275	12,093,071	3,823	4,421
Doubtful	-	-	21,028	-
Loss	-	-	-	-
Total	$88,045,436	$88,157,606	$15,728,491	$16,267,684

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Performing	$166,212,625	$174,493,950	$21,391,270	$21,911,079	$1,022,981	$995,206
Nonperforming	2,876,028	3,169,404	187,502	71,296	-	-
Total	$169,088,653	$177,663,354	$21,578,772	$21,982,375	$1,022,981	$995,206

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2013 and March 31, 2012, respectively, and at December 31, 2012 were as follows:

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$22,599,139	$19,762,215	$2,836,924	$22,599,139	$767,349	$21,639,940	$250,517
Residential first mortgages	5,137,875	4,224,822	913,053	5,137,875	444,028	5,180,228	51,605
Construction and land dev.	4,627,433	4,621,596	-	4,621,596	-	4,468,755	68,575
Home equity and second mtg.	482,502	442,702	39,800	482,502	39,800	484,854	2,914
Commercial loans	9,107,430	8,797,355	310,075	9,107,430	307,930	8,941,164	78,014
Consumer loans	46,664	46,664	-	46,664	-	49,045	834
Commercial equipment	239,107	195,355	24,851	220,206	24,703	240,402	114
Total	$42,240,150	$38,090,709	$4,124,703	$42,215,412	$1,583,810	$41,004,388	$452,573

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$21,618,890	$18,804,478	$2,814,412	$21,618,890	$785,878	$22,501,842	$1,119,715
Residential first mortgages	3,367,827	2,362,062	1,005,765	3,367,827	403,475	3,388,867	157,595
Construction and land dev.	4,877,868	4,877,868	-	4,877,868	-	4,792,982	276,260
Home equity and second mtg.	291,000	291,000	-	291,000	-	221,000	6,783
Commercial loans	8,778,681	8,330,442	448,238	8,778,681	353,883	9,153,074	284,095
Consumer loans	51,748	51,748	-	51,748	-	64,459	5,284
Commercial equipment	4,421	-	4,421	4,421	4,421	5,112	318
Total	$38,990,435	$34,717,598	$4,272,836	$38,990,435	$1,547,657	$40,127,336	$1,850,050

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$12,629,243	$5,475,024	$6,746,569	$12,221,593	$788,146	$12,232,296	$154,142
Residential first mortgages	1,525,146	907,368	617,778	1,525,146	113,000	1,525,217	20,023
Construction and land dev.	3,130,466	1,716,916	1,413,550	3,130,466	100,000	3,130,466	12,818
Home equity and second mtg.	143,858	-	143,858	143,858	89,540	143,858	-
Commercial loans	4,217,529	1,894,390	2,323,139	4,217,529	892,200	4,217,529	16,732
Commercial equipment	150,010	-	150,010	150,010	150,010	150,677	927
Total	$21,796,252	$9,993,698	$11,394,904	$21,388,602	$2,132,896	$21,400,043	$204,642

TDRs, included in the impaired loan schedules above, as of March 31, 2013 and December 31, 2012, respectively were as follows:

	March 31, 2013		December 31, 2012
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$3,096,481	7	$3,097,214	7
Residential first mortgages	1,492,466	4	1,418,229	3
	$4,588,947	11	$4,515,443	10

At March 31, 2013 and December 31, 2012, all TDRs were performing according to the terms of their restructured agreements. Interest income in the amount of $48,881 and $220,326 was recognized on these loans for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. There were no specific reserves in the allowance for loan losses relative to TDR loans at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, the Bank entered into one TDR for $77,165 for a residential first mortgage. During the year ended December 31, 2012, the Bank entered into TDRs for eight commercial real estate loans totaling $3,212,894 and three residential first mortgages totaling $1,419,657. For the year ended December 31, 2012, two commercial real estate TDR loans were charged-off in the amount of $415,995. One of the two charged-off commercial real estate loans was transferred to OREO with a balance of $382,500.

12.	NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11; “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amends Topic 210 “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, borrowing/lending arrangements and derivative instruments with a right of offset. ASU 2011-11 was effective for the Company beginning on January 1, 2013 and did have a material impact on the Company’s consolidated financial statements.

ASU 2013-02 – Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires the presentation of significant amounts reclassified in a separate footnote and cross referencing to related footnote disclosures, if applicable. ASU 2013-02 was effective for the Company prospectively beginning on January 1, 2013 and did have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2013			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$44,552,200	$44,552,200	$-	$44,552,200	$-
Investment securities - HTM	110,751,230	112,092,167	849,786	111,242,381	-
Federal Home Loan Bank and Federal Reserve Stock	5,629,150	6,411,000	-	6,411,000	-
Loans	734,918,520	743,314,000	-	743,314,000	-
Other real estate owned	6,951,653	6,951,653	-	6,951,653	-

Liabilities
Savings, NOW and money market accounts	$396,391,598	$396,391,598	$-	$396,391,598	$-
Time deposits	402,461,827	406,585,000	-	406,585,000	-
Long-term debt	70,514,549	72,859,000	-	72,859,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

At December 31, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$47,205,663	$47,205,663	$-	$47,205,663	$-
Investment securities - HTM	112,619,434	114,187,018	749,941	113,437,077	-
Federal Home Loan Bank and Federal Reserve Stock	5,476,050	5,469,000	-	5,469,000	-
Loans	747,640,752	757,387,000	-	757,387,000	-
Other real estate owned	6,891,353	6,891,353	-	6,891,353	-

Liabilities
Savings, NOW and money market accounts	$414,776,285	$414,776,285	$-	$414,776,285	$-
Time deposits	405,454,003	410,257,000	-	410,257,000	-
Long-term debt	60,527,208	64,252,000	-	64,252,000	-
Short term borrowings	1,000,000	1,000,000	-	1,000,000	-
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	2,400,000	-	2,400,000	-

At March 31, 2013, the Company had outstanding loan commitments and standby letters of credit of $24.5 million and $21.2 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

Valuation Methodology

Investment securities and FHLB and FRB stock - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans receivable - For conforming residential first-mortgage loans, the market price for loans with similar coupons and maturities was used. For nonconforming loans with maturities similar to conforming loans, the coupon was adjusted for credit risk. Loans that did not have quoted market prices were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products. Loans priced using the discounted cash flow method included residential construction loans, commercial real estate loans and consumer loans. The estimated fair value of loans held for sale is based on the terms of the related sale commitments.

Other real estate owned - Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.

Deposits - The fair value of checking accounts, saving accounts and money market accounts were the amount payable on demand at the reporting date.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive loss for securities for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding losses arising during period	$(114,557)	$(38,949)	$(75,608)	$(63,494)	$(21,588)	$(41,906)
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive loss	$(114,557)	$(38,949)	$(75,608)	$(63,494)	$(21,588)	$(41,906)

The following table presents the changes in each component of accumulated other comprehensive income for securities, net of tax, for the three months ended March 31, 2013.

Net Unrealized Gains And Losses

January 1, 2013	$139,184
Other comprehensive loss before reclassifications	(75,608)
Amounts reclassified from accumulated other comprehensive Income	-
Net other comprehensive loss	(75,608)
March 31, 2013	$63,576

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

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of the Bank. The Company engages in no significant activity other than holding the stock of the Bank, paying its subordinated debt and preferred stock obligations, and directing the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Company, the Bank and its subsidiaries.

The Bank has sought to increase assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships and enhance asset growth. The Bank’s marketing is also directed towards increasing its balances of both consumer and business transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. It recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Bank conducts business through its main office in Waldorf, Maryland, and ten branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland, and King George, Virginia. The Bank is the largest overall deposit holder in the Southern Maryland Tri-County area, which includes Charles, Calvert and St. Mary’s counties, according to the most recent June 2012 FDIC Summary of Deposit Survey.

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

The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the inherent risk in the loan portfolio. Any evaluation of the allowance for loan losses is inherently subjective and reflects management’s expectations as to future economic conditions in the region as well as individual borrowers’ circumstances. Management believes that its allowance for loan losses is adequate. For further information on the Bank’s allowance for loan losses see the discussion in the sections captioned “Financial Condition” and “Critical Accounting Policies” as well as the relevant discussions in the Form 10-K and Annual Report for the year ended December 31, 2012.

On September 23, 2011, the U.S. Department of Treasury purchased $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. SBLF dividend rates can fluctuate between 1% and 7% during the first four and one half years, depending on the level of the Bank’s small business lending. As of March 31, 2013 and December 31, 2012, the Company’s dividend rate on the SBLF funds was 1%. For additional information regarding SBLF, refer to Note 18 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
	2013	2012

Condensed Income Statement
Interest and Dividend Income	$9,839,957	$10,108,384
Interest Expense	2,023,287	3,023,685
Net Interest Income	7,816,670	7,084,699
Provision for Loan Loss	154,173	341,074
Noninterest Income	1,189,078	846,090
Noninterest Expense	6,142,824	5,897,419
Income Before Income Taxes	2,708,751	1,692,296
Income Tax Expense	990,360	587,043
Net Income	1,718,391	1,105,253
Preferred Stock Dividends	50,000	50,000
Net Income Available to Common Shareholders	1,668,391	1,055,253
Comprehensive Income	1,642,783	1,063,347

Per Common Share
Basic Earnings	$0.55	$0.35
Diluted Earnings	$0.54	$0.35
Cash Dividends Paid	$0.10	$0.40
Book Value	$19.89	$18.61

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013

Net income available to common shareholders for the three-month period ended March 31, 2013 increased $613,138 to $1,668,391 ($0.55 basic and $0.54 diluted earnings per common share), compared to $1,055,253 ($0.35 basic and diluted earnings per common share) for the same period in the prior year. The increase in net income available to common shareholders for the three months ended March 31, 2013 compared to the same three months in 2012 was due to increases in net interest income of $731,971 and noninterest income of $342,988, and a lower provision for loan losses of $186,901, partially offset by increases in noninterest expense of $245,405 and income tax expense of $403,317.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,247,666	$9,224,883	$22,783	0.25%
Taxable interest and dividends on investment securities	589,693	881,817	(292,124)	(33.13)%
Interest on deposits with banks	2,598	1,684	914	54.28%
Total Interest and Dividend Income	9,839,957	10,108,384	(268,427)	(2.66)%

Interest Expenses
Deposits	1,532,963	2,412,342	(879,379)	(36.45)%
Short-term borrowings	22,406	15,841	6,565	41.44%
Long-term debt	467,918	595,502	(127,584)	(21.42)%
Total Interest Expenses	2,023,287	3,023,685	(1,000,398)	(33.09)%

Net Interest Income	7,816,670	7,084,699	731,971	10.33%
Provision for loan losses	154,173	341,074	(186,901)	(54.80)%

Net Interest Income After Provision For Loan Losses	$7,662,497	$6,743,625	$918,872	13.63%

The Company’s net interest margin was 3.52% for the three months ended March 31, 2013, a 37 basis point increase from 3.15% for the three months ended March 31, 2012. The increase was largely the result of a rapid decrease in the Company’s cost of funds that began during 2012 as certificates of deposit re-priced and rates dropped on money market accounts. The average cost of total interest-bearing liabilities decreased 47 basis points from 1.50% for the first quarter of 2012 to 1.03% for the first quarter of 2013.

Deposit costs decreased 43 basis points from 1.21% to 0.78% for the comparable period. At March 31, 2013, approximately $142 million or 35% of certificates of deposit were scheduled to mature in the second and third quarters of 2013. Current market rates are significantly lower than rates paid for certificates of deposit scheduled to mature in the next six months of 2013.

Interest and dividend income decreased by $268,427 to $9,839,957 for the three months ended March 31, 2013 compared to $10,108,384 for the three months ended March 31, 2012. Decreases in yields on loans and investments were partially offset by the growth in the average balance of loans. Reduced average yields on interest-earning assets resulted in a negative rate variance of $451,719 as rates decreased from 4.50% for the three months ended March 31, 2012 to 4.43% for the three months ended March 31, 2013. The Company has been successful over the last several years in limiting the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $130,207 for a volume variance as average interest-earning investment balances decreased $35.1 million from $195.2 million for the three months ended March 31, 2012 to $160.1 million for the three months ended March 31, 2013. These reductions were partially offset by a positive volume variance of $313,499 due to growth of $24.6 million in the average balance of loans from $703.8 million to $728.4 million.

Interest expense decreased $1,000,398 to $2,023,287 for the three months ended March 31, 2013 compared to $3,023,685 for the three months ended March 31, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $882,351 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.70% and 0.76%, respectively, for the three months ended March 31, 2012 to 1.30% and 0.32%, respectively, for the three months ended March 31, 2013. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt decreased from 3.37% to 2.42% for the comparable period. Interest expense was also reduced $140,056 due to a decline in average deposit balances of $26.3 million from $729.6 million for the three months ended March 31, 2012 to $703.3 million for the three months ended March 31, 2013. These reductions in interest expense were partially offset by a $22,009 increase in interest expense due to a $3.4 million increase in average debt balances.

The positive trend in net interest income is expected to continue in the second quarter as funding costs are expected to decrease at a faster rate than asset yields.

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

	Three Months Ended March 31, 2013
	compared to Three Months Ended
	March 31, 2012
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$313	$(290)	$23
Investment securities, federal funds sold and interest bearing deposits	(130)	(161)	(291)
Total interest-earning assets	$183	$(451)	$(268)

Interest-bearing liabilities:
Savings	1	(24)	(23)
Interest-bearing demand and money market accounts	13	(272)	(259)
Certificates of deposit	(154)	(443)	(597)
Long-term debt	23	(144)	(121)
Short-term debt	(1)	8	7
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(7)	(7)
Total interest-bearing liabilities	$(118)	$(882)	$(1,000)
Net change in net interest income	$301	$431	$732

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2013 and 2012, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended March 31,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets
Loan portfolio (1)	$728,411	$9,248	5.08%	$703,794	$9,225	5.24%
Investment securities, federal funds sold and interest-bearing deposits	160,065	592	1.48%	195,233	883	1.81%
Total interest-earning assets	888,476	9,840	4.43%	899,027	10,108	4.50%
Cash and cash equivalents	11,539			6,634
Other assets	56,967			52,759
Total Assets	$956,982			$958,420

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$36,175	$10	0.11%	$30,871	$33	0.43%
Interest-bearing demand and money market accounts	265,797	214	0.32%	250,107	473	0.76%
Certificates of deposit	401,358	1,309	1.30%	448,608	1,906	1.70%
Long-term debt	64,308	389	2.42%	60,569	510	3.37%
Short-term debt	6,480	22	1.36%	6,867	16	0.93%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	79	2.63%	12,000	86	2.87%

Total interest-bearing liabilities	786,118	2,023	1.03%	809,022	3,024	1.50%

Noninterest-bearing demand deposits	82,507			65,627
Other liabilities	7,880			6,864
Stockholders' equity	80,477			76,907
Total Liabilities and Stockholders' Equity	$956,982			$958,420

Net interest income		7,817			7,084

Interest rate spread			3.40%			3.00%
Net yield on interest-earning assets			3.52%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.02%			111.13%

(1) Average balance includes non-accrual loans

The provision for loan losses decreased $186,901 from the comparable period in 2012 to $154,173 for the three months ended March 31, 2013 and reflected a decrease in the allowance for specific nonperforming loans based on management’s estimate of realizable value. The provision for loan losses was impacted by average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of classified loans, delinquencies and charge-offs. Overall delinquency, which included all loans greater than 30 days past due, increased from 1.57% at December 31, 2012 to 2.26% at March 31, 2013. Nonperforming loans as a percentage of total loans were 1.28% at March 31, 2013 compared to 1.15% at December 31, 2012. Net charge-offs decreased $29,187 from $80,317 for the three months ended March 31, 2012 to $51,130 for the three months ended March 31, 2013.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$188,428	$181,314	$7,114	3.92%
Net losses on sale of OREO	-	(96,917)	96,917	(100.00)%
Income from bank owned life insurance	151,433	159,206	(7,773)	(4.88)%
Service charges	470,633	536,512	(65,879)	(12.28)%
Gain on sale of loans held for sale	378,584	65,975	312,609	473.83%
Total Noninterest Income	$1,189,078	$846,090	$342,988	40.54%

The increase in noninterest income was principally due to an increase in gains on loans held for sale. Gains on loan sales increased to $378,584 on sales of $12,609,950 for the three months ended March 31, 2013 compared to $65,975 on sales of $1,718,600 for the same period in 2012. Noninterest income for the first quarter of 2012 included net losses on the sale of two OREO properties for proceeds of $299,032 and recognized net losses of $96,917. No OREO disposals occurred during the three months ended March 31, 2013.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,556,996	$3,319,866	$237,130	7.14%
Occupancy expense	482,771	437,472	45,299	10.35%
Advertising	103,888	80,008	23,880	29.85%
Data processing expense	363,834	368,440	(4,606)	(1.25)%
Professional fees	197,337	225,209	(27,872)	(12.38)%
Depreciation of furniture, fixtures, and equipment	192,430	134,925	57,505	42.62%
Telephone communications	48,948	43,774	5,174	11.82%
Office supplies	63,453	62,062	1,391	2.24%
FDIC Insurance	301,432	443,615	(142,183)	(32.05)%
Valuation allowance on OREO	310,500	300,000	10,500	3.50%
Other	521,235	482,048	39,187	8.13%
Total Noninterest Expense	$6,142,824	$5,897,419	$245,405	4.16%

The increase in noninterest expense was primarily due to growth in employee compensation of $237,130. Noninterest expense, excluding employee compensation, increased $8,275 to $2,585,828 for the three months ended March 31, 2013 compared to $2,577,553 for the three months ended March 31, 2012. Employee compensation increased from 59.29% of noninterest expense, excluding OREO expenses, for the three months ended March 31, 2012 to 61.42% for the three months ended March 31, 2013. The increases in salary and employee benefits reflect growth in the Bank’s workforce and processing needs to fully staff branches, and the increasing need for highly skilled employees due to more complex nature of the Bank’s business and regulatory burden, including the initial impact of the Dodd-Frank Act, and continued increases in the Bank’s benefit costs. Depreciation increased due to additions during the second half of 2012 to premises and equipment, primarily for its new operations center in Waldorf, Maryland and its 11th branch in King George, Virginia.

The Company’s efficiency ratio, excluding OREO related revenue and costs, improved from 69.75% for the three months ended March 31, 2012 to 64.31% for the three months ended March 31, 2013.

The Company recorded income tax expense of $990,360 or 36.56%, of pretax earnings of $2,708,751, for the three months ended March 31, 2013 compared with $587,043 or 34.69%, of pretax earnings of $1,692,296, for the three months ended March 31, 2012. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than the comparable period in 2012.

FINANCIAL CONDITION – MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012	$ Change	% Change
Assets
Cash and due from banks	$15,550,883	$10,696,653	$4,854,230	45.38%
Federal funds sold	420,000	190,000	230,000	121.05%
Interest-bearing deposits with banks	575,620	409,002	166,618	40.74%
Securities available for sale (AFS), at fair value	44,552,200	47,205,663	(2,653,463)	-5.62%
Securities held to maturity (HTM), at amortized cost	110,751,230	112,619,434	(1,868,204)	-1.66%
FHLB and FRB stock - at cost	5,629,150	5,476,050	153,100	2.80%
Loans receivable - net of ALLL of $8,350,000 and $8,246,957	734,918,520	747,640,752	(12,722,232)	-1.70%
Premises and equipment, net	19,516,325	19,782,236	(265,911)	-1.34%
Other real estate owned (OREO)	6,951,653	6,891,353	60,300	0.88%
Accrued interest receivable	3,027,847	2,904,325	123,522	4.25%
Investment in bank owned life insurance	18,882,013	18,730,580	151,433	0.81%
Other assets	8,414,278	9,093,164	(678,886)	-7.47%

Total Assets	$969,189,719	$981,639,212	$(12,449,493)	-1.27%

Details of the Bank’s loan portfolio are presented below:

	March 31, 2013%		December 31, 2012%

Commercial real estate	$417,405,318	56.11%	$419,667,312	55.47%
Residential first mortgages	169,088,653	22.73%	177,663,354	23.48%
Construction and land development	31,061,899	4.18%	31,818,782	4.21%
Home equity and second mortgage	21,578,772	2.90%	21,982,375	2.91%
Commercial loans	88,045,436	11.84%	88,157,606	11.65%
Consumer loans	1,022,981	0.14%	995,206	0.13%
Commercial equipment	15,728,491	2.11%	16,267,684	2.15%
	743,931,550	100.00%	756,552,319	100.00%
Less:
Deferred loan fees	663,030	0.09%	664,610	0.09%
Allowance for loan loss	8,350,000	1.12%	8,246,957	1.09%
	9,013,030		8,911,567

	$734,918,520		$747,640,752

Total assets at March 31, 2013 decreased to $969,189,719, or 1.27%, compared to $981,639,212 at December 31, 2012. The decrease in total assets was attributable to a decrease in the loan portfolio and securities, offset by an increase in cash and cash equivalents. The differences in allocations between the different cash and investment categories reflect operational needs.

Loans decreased a net of $12,722,232 from $747,640,752 at December 31, 2012 to $734,918,520 at March 31, 2013, due to net decreases of $2,261,994 in commercial real estate, $8,574,701 in residential mortgages and a net decrease in other loan categories of $1,784,074. First quarter 2013 residential loan production was focused on loans originated for sale in the secondary market.

Asset Quality	March 31, 2013	December 31, 2012	$ Change	% Change

Gross Loans	$743,931,550	$756,552,319	$(12,620,769)	(1.67)%
Allowance for loan loss (ALLL)	8,350,000	8,246,957	103,043	1.25%
Foreclosed real estate (OREO)	6,951,653	6,891,353	60,300	0.88%
Past due loans (PDLs) 31-89 days	7,310,379	3,175,431	4,134,948	130.22%
Nonperforming loans >= 90 days Delinquent (NPLs)	9,504,915	8,717,018	787,897	9.04%
Nonperforming assets (NPLs + OREO)	16,456,568	15,608,371	848,197	5.43%
Performing non-accrual loans	4,362,144	4,424,388	(62,244)	(1.41)%
Troubled debt restructures (TDRs)	4,588,947	4,515,443	73,504	1.63%
Allowance for loan losses (ALLL) to total loans	1.12%	1.09%
Past due loans (PDLs) to total loans (31 to 89 days)	0.98%	0.42%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.28%	1.15%
Loan delinquency (PDLs + NPLs) to total loans	2.26%	1.57%
Allowance (ALLL) to nonperforming loans (NPLs)	87.85%	94.61%
Nonperforming assets (NPLs +OREO) to total assets	1.70%	1.59%
Nonperforming assets to gross loans + OREO	2.19%	2.04%
Nonperforming assets, performing nonaccrual loans + TDRs to total assets (a)	2.62%	2.50%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

The allowance for loan losses increased from 1.09% of loans at December 31, 2012 to 1.12% of loans at March 31, 2013 due to a decrease in loan balances and an increase in certain general allowance factors that reflect changes in historical loss and delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

The provision for loan losses decreased $186,901 from the comparable period in 2012 to $154,173 for the three months ended March 31, 2013 and reflected a decrease in the allowance for specific nonperforming loans based on management’s estimate of realizable value and a decrease in charge-offs, offset by an increase in delinquencies. Net charge-offs decreased $29,187 from $80,317 for the three months ended March 31, 2012 to $51,130 for the three months ended March 31, 2013.

The Bank’s specific allowance of $1,583,810 at March 31, 2013 was relatively unchanged for both amount and by portfolio segment from the $1,547,657 specific allowance at December 31, 2012. The specific allowance has decreased since 2011 principally due to the overall improvement in asset quality in the Bank’s commercial portfolios, which include commercial real estate, commercial loans, commercial equipment and construction and land development. Classified loans in these portfolios decreased from $62,843,351 at December 31, 2011 compared to $44,806,691 at December 31, 2012 and $44,647,130 at March 31, 2013. (See Note 11 of the Consolidated Financial Statements).

Nonperforming loans (90 days or greater delinquent) were $9,504,915 or 1.28% of total loans compared to $8,717,018 or 1.15% of total loans at December 31, 2012. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 90 days past due. At March 31, 2013 and December 31, 2012, all 90 days or greater delinquent loans were non-accrual loans and interest previously accrued but not collected was reversed against interest income. The Bank had 37 nonperforming loans at March 31, 2013 compared to 34 nonperforming loans at December 31, 2012. The net increase of $787,897 was due to increases of 90 days or greater delinquency in commercial real estate of $1,028,440 and home equity and second mortgages of $116,206 partially offset by reductions in nonperforming commercial loans of $63,372 and residential first mortgages of $293,376. Nonperforming loans at March 31, 2013 included $3,885,873 or 41% attributed to two well-secured customer relationships.

The Bank categorized six performing loans as nonaccrual loans totaling $4,362,144 and $4,424,388 at March 31, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as nonaccrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $11,640,973 and $11,371,542 at March 31, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at March 31, 2013 and December 31, 2012 was $501,280 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,226,086 and $1,769,863 at March 31, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at March 31, 2013 and December 31, 2012 was $211,279 and $182,106, respectively. Specific allowances on these balances at March 31, 2013 and December 31, 2012 were $863,233 and $732,189, respectively, and are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

At March 31, 2013, the Bank had 11 TDRs totaling $4,588,947 compared to 10 TDRs totaling $4,515,443 as of December 31, 2012. All TDRs were performing according to the terms of their restructured agreements with no specific reserves in the allowance for loan losses at March 31, 2013 and at December 31, 2012, respectively.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 11 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2012.

The OREO balance was $6,951,653 at March 31, 2013 an increase of $60,300 compared to $6,891,353 at December 31, 2012, consisting of additions of $370,800 offset by valuation allowances of $310,500 to adjust properties to current appraised values. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At March 31, 2013, 97%, or $145,982,211, of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or an equivalent credit rating from another major rating agency compared to 97%, or $150,317,560, at December 31, 2012. Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary (“OTTI”). No OTTI charges were recorded for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. Classified securities decreased $78,355 to $2,949,611 at March 31, 2013 from $3,027,966 at December 31, 2012.

	March 31, 2013	December 31, 2012	$ Change	% Change
Liabilities
Deposits
Non-interest-bearing deposits	$95,813,418	$102,319,581	$(6,506,163)	-6.36%
Interest-bearing deposits	703,040,007	717,910,707	(14,870,700)	-2.07%
Total deposits	798,853,425	820,230,288	(21,376,863)	-2.61%
Short-term borrowings	-	1,000,000	(1,000,000)	-100.00%
Long-term debt	70,514,549	60,527,208	9,987,341	16.50%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	7,135,385	8,834,455	(1,699,070)	-19.23%

Total Liabilities	$888,503,359	$902,591,951	$(14,088,592)	-1.56%

Details of the Bank’s deposit portfolio are presented below:

	March 31, 2013%		December 31, 2012%

Noninterest-bearing demand	$95,813,418	11.99%	$102,319,581	12.47%
Interest-bearing
Demand	66,415,628	8.31%	67,351,757	8.21%
Money market deposits	197,347,738	24.70%	209,813,301	25.58%
Savings	36,814,814	4.61%	35,291,646	4.30%
Certificates of deposit	402,461,827	50.38%	405,454,003	49.43%
Total interest-bearing	703,040,007	88.01%	717,910,707	87.53%

Total deposits	$798,853,425	100.00%	$820,230,288	100.00%

The Bank experienced a decrease in deposits during the first quarter driven primarily by seasonal customer deposit activity consistent with normal fluctuations of customer accounts. Total deposits decreased by 2.61%, or $21,376,863, to $798,853,425 at March 31, 2013 compared to $820,230,288 at December 31, 2012. During the first quarter of 2012, deposits declined 2.61%, or $21,564,090, to $805,689,111 at March 31, 2012 from December 31, 2011. Long-term debt increased $9,987,341 from $60,527,208 at December 31, 2012 to $70,514,549 at March 31, 2013. During the first quarter of 2013, the Company added $10 million in Federal Home Loan Bank advances with a four-year maturity and an interest rate of 0.87%.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2012 indicated that the Bank is now the largest overall deposit holder with a market share of 20.00% in the Tri-County area which includes Charles, St. Mary’s and Calvert counties. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s reduction of funding costs.

	March 31, 2013	December 31, 2012	$ Change	% Change
Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	$20,000,000	$20,000,000	$-	0.00%
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,050,385 and 3,052,416 shares, respectively	30,504	30,524	(20)	-0.07%
Additional paid in capital	18,168,428	17,873,560	294,868	1.65%
Retained earnings	43,238,747	41,986,633	1,252,114	2.98%
Accumulated other comprehensive gain	63,576	139,184	(75,608)	-54.32%
Unearned ESOP shares	(814,895)	(982,640)	167,745	-17.07%

Total Stockholders' Equity	$80,686,360	$79,047,261	$1,639,099	2.07%

During the three months ended March 31, 2013, stockholders’ equity increased $1,639,099 to $80,686,360. The increase in stockholders’ equity was due to net income of $1,718,391 and net stock related activities of $350,315 partially offset by payments of common dividends of $303,999, preferred stock dividends of $50,000 and adjustments to other comprehensive income of $75,608. Common stockholders' equity of $60,686,360 at March 31, 2013, resulted in a book value of $19.89 per common share.

The Company had paid annual cash dividends on common stock since 1994. During the first quarter of 2013, the Board of Directors announced a change to a quarterly dividend in place of its previous annual dividend and that the expected total dividend to be paid in 2013 will be $0.40 per share. A quarterly cash dividend was paid during the first quarter of 2013 of $0.10 per outstanding share of common stock. On March 8, 2013, the Company declared its second quarterly cash dividend of $0.10 per common share of common stock. The dividend was paid on April 4, 2013 to stockholders of record as of the close of business on March 18, 2013.

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

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the Federal Home Loan Bank (FHLB) of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 30% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities. In addition, the Bank has established lines of credit with the Federal Reserve Bank and commercial banks.

For additional information regarding these arrangements, including collateral, refer to Note 10 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash, federal funds sold, and interest-bearing deposits with banks as of March 31, 2013 totaled $16,546,503, an increase of $5,250,848 or 46.49%, from the December 31, 2012 total of $11,295,655. The increase in cash was primarily due to an excess of principal collected on loans over loan originations, net proceeds received from maturing investment securities and an increase in long- term borrowings.

During the first three months of 2013, all financing activities used $12,645,819 in cash compared to $14,600,348 in cash used for the same period in 2012. The Bank used $1,954,529 less cash for financing activities in the first quarter of 2013 compared to 2012 primarily due to a net increase of $1,199,503 in net borrowings. The Bank borrowed $8,987,341 for the three months ended March 31, 2013 compared to $6,987,838 for the three months ended March 31, 2012. Customer deposits for the three months ended March 31, 2013 decreased $21,376,863 compared to a decrease in deposits of $21,564,090 for the three months ended March 31, 2012. Other financing activities increased cash provided $66,797. The Company moved to a quarterly dividend in 2013 and as a result used $298,998 more cash to pay dividends of $353,999 during the three months ended March 31, 2013 compared to $55,001 for the three months ended March 31, 2012.

Operating activities provided cash of $1,601,207 in the first three months of 2013 compared to $2,027,287 of cash provided in the same period of 2012, a decrease in cash of $426,080 from the comparable period in 2012. Cash decreased primarily due to decreases in other assets and the provision for loan losses and an increase in accrued expenses partially offset by an increase in net income.

Investing activities provided cash of $16,295,460 in the first three months of 2013 compared to $5,218,749 of cash provided for the same period of 2012. The increase in cash of $11,076,711 was primarily due to the growth in the excess of principal payments collected over loan originations which resulted in a $25,569,559 of cash provided variance. For the three months ended March 31, 2012, loans originated exceeded principal collected by $13,286,851 compared to the three months ended March 31, 2013, in which loans originated were less than principal collected by $12,282,708. Additionally, net cash used decreased $1,714,329 in the first quarter of 2013 for premises and equipment because the first quarter of 2012 incurred costs related to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. These increases to cash were offset by a decrease in net cash provided from investment transactions from $19,978,219 of cash provided for the three months ended March 31, 2012 to $4,070,074 of cash provided for the three months ended March 31, 2013.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012, respectively are presented in the following tables.

At March 31, 2013	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$101,082	13.23%	$61,137	8.00%
The Bank	$98,812	12.98%	$60,921	8.00%	$76,151	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$92,622	12.12%	$30,569	4.00%
The Bank	$90,352	11.86%	$30,461	4.00%	$45,691	6.00%

Tier 1 Capital (to average assets)
The Company	$92,622	9.66%	$38,356	4.00%
The Bank	$90,352	9.45%	$38,248	4.00%	$47,810	5.00%

At December 31, 2012	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$99,280	12.84%	$61,842	8.00%
The Bank	$96,600	12.55%	$61,586	8.00%	$76,983	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$90,908	11.76%	$30,921	4.00%
The Bank	$88,228	11.46%	$30,793	4.00%	$46,190	6.00%

Tier 1 Capital (to average assets)
The Company	$90,908	9.39%	$38,723	4.00%
The Bank	$88,228	9.14%	$38,595	4.00%	$48,244	5.00%

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, the determination of other-than-temporarily impaired securities, the valuation of foreclosed real estate and the valuation of deferred tax assets to be critical accounting policies.

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

The Bank’s commercial loan portfolio is periodically reviewed by regulators and independent consultants engaged by management. These reviews validate the Bank’s asset classifications and may result in adjustments to provisions based on the field examination team’s assessment of information available at the time of the examination.

In establishing the general component of the allowance, management analyzes non-impaired loans in the portfolio including changes in the amount and type of loans. Management also examines historical loss experience (charge-offs and recoveries) within each loan category. The state of the local and national economy is also considered. Based upon these factors, the Bank’s loan portfolio is categorized and a loss factor is applied to each category. Based upon these factors, the Bank will adjust the loan loss allowance by increasing or decreasing the provision for loan losses.

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

For additional information regarding the allowance for loan losses, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

Other-Than-Temporary-Impairment (“OTTI”)

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

For additional information regarding the evaluation of OTTI, refer to Notes 4 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

Other Real Estate Owned (“OREO”)

The Company maintains a valuation allowance on its other real estate owned. As with the allowance for loan losses, the valuation allowance on OREO is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows are reduced for the costs of selling or otherwise disposing of the asset.

In estimating the cash flows from the sale of OREO, management must make significant assumptions regarding the timing and amount of cash flows. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

For additional information regarding foreclosed real estate, refer to Notes 1 and 7 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

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

For additional information regarding the deferred tax assets, refer to Note 11 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 3. Quantitative and qualitative Disclosure about Market Risk

Not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2013, 90,168 shares were available to be repurchased under the repurchase program. The following schedule provides repurchases for the three months ended March 31, 2013.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1-31, 2013	2,465	$17.50	2,465	93,949
February 1-28, 2013	2,631	18.25	2,631	91,318
March 1-31, 2013	1,150	18.42	1,150	90,168
Total	6,246	$17.99	6,246	90,168

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0* - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: May 10, 2013		By: /s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: May 10, 2013	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer

