Form 10-Q
period 2013-06-30
TRI COUNTY FINANCIAL CORP /MD/
filed 2013-08-14
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☐         No ☒

As of July 31, 2013, the registrant had 3,045,543 shares of common stock outstanding.

TRI-COUNTY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$10,768,998	$10,696,653
Federal funds sold	3,470,000	190,000
Interest-bearing deposits with banks	1,336,720	409,002
Securities available for sale (AFS), at fair value	54,103,851	47,205,663
Securities held to maturity (HTM), at amortized cost	99,896,483	112,619,434
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,666,550	5,476,050
Loans held for sale	320,000	-
Loans receivable - net of allowance for loan losses of $8,033,553 and $8,246,957	745,251,604	747,640,752
Premises and equipment, net	19,289,816	19,782,236
Other real estate owned (OREO)	6,932,177	6,891,353
Accrued interest receivable	2,902,627	2,904,325
Investment in bank owned life insurance	19,039,007	18,730,580
Other assets	10,124,507	9,093,164
Total Assets	$980,102,340	$981,639,212

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$89,565,889	$102,319,581
Interest-bearing deposits	695,115,348	717,910,707
Total deposits	784,681,237	820,230,288
Short-term borrowings	24,000,000	1,000,000
Long-term debt	70,501,763	60,527,208
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000,000	12,000,000
Accrued expenses and other liabilities	7,846,870	8,834,455
Total Liabilities	899,029,870	902,591,951

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,045,543 and 3,052,416 shares, respectively	30,455	30,524
Additional paid in capital	18,222,907	17,873,560
Retained earnings	44,283,597	41,986,633
Accumulated other comprehensive gain (loss)	(679,594)	139,184
Unearned ESOP shares	(784,895)	(982,640)
Total Stockholders' Equity	81,072,470	79,047,261
Total Liabilities and Stockholders' Equity	$980,102,340	$981,639,212

See notes to Consolidated Financial Statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$9,116,080	$9,286,377	$18,363,746	$18,511,260
Taxable interest and dividends on investment securities	631,347	815,101	1,221,040	1,696,918
Interest on deposits with banks	2,686	1,064	5,284	2,748
Total Interest and Dividend Income	9,750,113	10,102,542	19,590,070	20,210,926

Interest Expense
Deposits	1,434,338	2,197,377	2,967,301	4,609,719
Short-term borrowings	15,421	15,910	37,827	31,751
Long-term debt	568,496	552,054	1,036,414	1,147,556
Total Interest Expense	2,018,255	2,765,341	4,041,542	5,789,026

Net Interest Income	7,731,858	7,337,201	15,548,528	14,421,900
Provision for loan losses	200,427	436,431	354,600	777,505
Net Interest Income After Provision For Loan Losses	7,531,431	6,900,770	15,193,928	13,644,395

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	130,721	202,127	319,149	383,441
Gain on sale of asset	11,000	-	11,000	-
Net losses on sale of OREO	-	-	-	(96,917)
Income from bank owned life insurance	156,994	159,911	308,427	319,117
Service charges	632,547	465,391	1,103,180	1,001,903
Gain on sale of loans held for sale	137,466	69,366	516,050	135,341
Total Noninterest Income	1,068,728	896,795	2,257,806	1,742,885

Noninterest Expense
Salary and employee benefits	3,589,610	3,170,213	7,146,606	6,490,079
Occupancy expense	569,479	464,319	1,052,250	901,791
Advertising	168,843	179,083	272,731	259,091
Data processing expense	366,480	421,153	730,314	789,593
Professional fees	264,354	343,295	461,691	568,504
Depreciation of furniture, fixtures, and equipment	197,092	162,364	389,522	297,289
Telephone communications	53,781	48,312	102,729	92,086
Office supplies	46,015	71,928	109,468	133,990
FDIC Insurance	272,837	447,587	574,269	891,202
Valuation allowance on OREO	19,476	326,176	329,976	626,176
Other	558,453	729,256	1,079,688	1,211,304
Total Noninterest Expense	6,106,420	6,363,686	12,249,244	12,261,105

Income before income taxes	2,493,739	1,433,879	5,202,490	3,126,175
Income tax expense	908,290	492,727	1,898,650	1,079,770
Net Income	$1,585,449	$941,152	$3,303,840	$2,046,405
Preferred stock dividends	50,000	50,000	100,000	100,000
Net Income Available to Common Shareholders	$1,535,449	$891,152	$3,203,840	$1,946,405

Net Income	$1,585,449	$941,152	$3,303,840	$2,046,405
Net unrealized holding gains (losses) arising during period, net of tax	(743,170)	49,657	(818,778)	7,751
Comprehensive Income	$842,279	$990,809	$2,485,062	$2,054,156

Earnings Per Common Share
Basic	$0.51	$0.29	$1.06	$0.64
Diluted	$0.51	$0.29	$1.05	$0.64
Cash dividends paid per common share	$0.10	$0.40	$0.20	$0.40

See notes to Consolidated Financial Statements

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities
Net income	$3,303,840	$2,046,405
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	354,600	777,505
Depreciation and amortization	648,119	521,935
Loans originated for resale	(17,882,950)	(3,292,600)
Proceeds from sale of loans originated for sale	17,963,029	3,402,426
Gain on sale of loans held for sale	(516,050)	(135,341)
Net losses on the sale of OREO	-	96,917
Gain on sale of asset	(11,000)	-
Net amortization of premium/discount on investment securities	327,305	204,597
Increase in OREO valuation allowance	329,976	626,176
Increase in cash surrender of bank owned life insurance	(308,427)	(319,116)
Deferred income tax benefit	(96,796)	(345,542)
Decrease (Increase) in accrued interest receivable	1,698	(51,308)
Stock based compensation	249,129	263,612
Increase (Decrease) in deferred loan fees	265,828	(11,099)
Decrease in accounts payable, accrued expenses and other liabilities	(987,585)	(9,524)
(Increase) Decrease in other assets	(505,754)	1,388,154
Net Cash Provided by Operating Activities	3,134,962	5,163,197

Cash Flows from Investing Activities
Purchase of AFS investment securities	(13,464,967)	(10,077,772)
Proceeds from redemption or principal payments of AFS investment securities	5,234,496	11,252,526
Purchase of HTM investment securities	(10,932,813)	(849,785)
Proceeds from maturities or principal payments of HTM investment securities	23,420,169	27,246,045
Net increase of FHLB and FRB stock	(1,190,500)	(193,450)
Loans originated or acquired	(112,182,444)	(125,552,773)
Principal collected on loans	113,696,335	98,929,725
Purchase of premises and equipment	(155,699)	(3,403,294)
Proceeds from sale of OREO	-	299,302
Proceeds from disposal of asset	11,000	-

Net Cash Provided by (Used in) Investing Activities	4,435,577	(2,349,476)

TRI-COUNTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (continued)

	Six Months Ended
	June 30,
	2013	2012

Cash Flows from Financing Activities
Net decrease in deposits	$(35,549,051)	$(11,478,877)
Proceeds from long-term borrowings	10,000,000	-
Payments of long-term borrowings	(25,445)	(24,447)
Net increase in short term borrowings	23,000,000	3,000,000
Exercise of stock options	75,235	67,391
Dividends Paid	(709,238)	(1,321,571)
Net change in unearned ESOP shares	215,824	(1,942)
Redemption of common stock	(297,801)	(153,800)
Net Cash Used in Financing Activities	(3,290,476)	(9,913,246)
Increase (Decrease) in Cash and Cash Equivalents	$4,280,063	$(7,099,525)

Cash and Cash Equivalents - January 1	11,295,655	19,118,189
Cash and Cash Equivalents - June 30	$15,575,718	$12,018,664

Supplemental Disclosures of Cash Flow Information
Cash paid during the six months for:
Interest	$4,017,398	$5,797,788
Income taxes	$2,600,000	$1,020,000

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$249,129	$263,612
Transfer from loans to OREO	$370,800	$1,555,770

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	BASIS OF PRESENTATION

General - The consolidated financial statements of Tri-County Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of Tri-County (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. However, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2012 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2013 presentation.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three and six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis.

	June 30, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations ("CMOs")	$49,689,627	$-	$49,689,627	$-
Mortgage Backed Securities ("MBS")	217,102	-	217,102	-
Corporate equity securities	38,860	-	38,860	-
Bond mutual funds	4,158,262	-	4,158,262	-
Total available for sale securities	$54,103,851	$-	$54,103,851	$-

	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$42,655,799	$-	$42,655,799	$-
MBS	231,386	-	231,386	-
Corporate equity securities	37,332	-	37,332	-
Bond mutual funds	4,281,146	-	4,281,146	-
Total available for sale securities	$47,205,663	$-	$47,205,663	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are included in the tables below.

	June 30, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,770,616	$-	$3,770,616	$-
Residential first mortgage	500,685	-	500,685	-
Construction and land development	1,038,300	-	1,038,300	-
Commercial loans	117,000	-	117,000	-
Total loans with impairment	$5,426,601	$-	$5,426,601	$-

Other real estate owned	$6,932,177	$-	$6,932,177	$-

	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,028,534	$-	$2,028,534	$-
Residential first mortgage	602,290	-	602,290	-
Commercial loans	94,355	-	94,355	-
Total loans with impairment	$2,725,179	$-	$2,725,179	$-

Other real estate owned	$6,891,353	$-	$6,891,353	$-

Loans with impairment have unpaid principal balances of $6,660,269 and $4,272,836 at June 30, 2013 and December 31, 2012, respectively, and include impaired loans with a specific allowance.

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

5.	EARNINGS PER COMMON SHARE (EPS)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of June 30, 2013 and 2012, there were 101,549 and 187,367 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$1,585,449	$941,152	$3,303,840	$2,046,405
Less: dividends paid and accrued on preferred stock	(50,000)	(50,000)	(100,000)	(100,000)
Net income available to common shareholders	$1,535,449	$891,152	$3,203,840	$1,946,405

Average number of common shares outstanding	3,000,389	3,045,979	3,026,651	3,041,679
Effect of dilutive options	23,379	24,786	22,597	14,841
Average number of shares used to calculate diluted EPS	3,023,768	3,070,765	3,049,248	3,056,520

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

Stock-based compensation expense totaled $146,965 and $81,189 for the six months ended June 30, 2013 and 2012, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the six months ended June 30, 2013 and 2012 included director compensation of $3,320 and $12,640, respectively, for stock granted in lieu of cash compensation. All outstanding options are fully vested and the Company has not granted any stock options since 2007.

The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at June 30, 2013 and December 31, 2012.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164,304
Granted at fair value	-	-
Exercised	(12,863)	13.08	64,517
Expired	-
Forfeited	(2)	13.05
Outstanding at June 30, 2013	223,194	$18.80	$415,264	1.0

Exercisable at June 30, 2013	223,194	$18.80	$415,264	1.0

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(24,780)	12.25	88,607
Expired	-
Forfeited	(3,317)	18.25

Outstanding at December 31, 2012	236,059	$18.49	$164,304	1.0

Exercisable at December 31, 2012	236,059	$18.49	$164,304	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
June 30, 2013	Remaining Contractual Life	Exercise Price

39,668	1 years	$12.97
81,977	2 years	15.89
80,138	3 years	22.29
21,411	4 years	27.70
223,194		$18.80

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $415,264 and $164,304 at June 30, 2013 and December 31, 2012, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.35 and $15.98 per share at June 30, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at June 30, 2013 and December 31, 2012, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	16.87
Vested	(16,678)	16.35	(3,106)	15.98

Nonvested at June 30, 2013	20,547	$16.63	4,210	$18.35

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2012	8,113	$16.47	6,845	$15.00
Granted	23,281	15.21	2,105	15.98
Vested	(7,825)	15.20	(3,739)	14.80

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98

7.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (TRUPs)

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, if the Company has not increased its QSBL from the baseline as of the quarter ending September 30, 2013, the Company will be required to pay to the Secretary, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock.

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

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of year	$6,891,353	$5,028,513	$5,028,513
Additions of underlying property	370,800	1,555,770	4,020,494
Disposals of underlying property	-	(395,949)	(1,483,449)
Valuation allowance	(329,976)	(626,176)	(674,205)
Balance at end of period	$6,932,177	$5,562,158	$6,891,353

During the six months ended June 30, 2012, the Bank disposed of two OREO properties resulting in proceeds of $299,032 and recognized net losses of $96,917. There were no disposals during the six months ended June 30, 2013.

Expenses applicable to OREO assets include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Valuation allowance	$19,476	$326,176	$329,976	$626,176
Operating expenses	23,226	32,546	64,088	30,845
	$42,702	$358,722	$394,064	$657,021

Operating expenses for the six months ended June 30, 2012 included $7,600 in deposits refunded on sold foreclosed real estate.

10.	SECURITIES

	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$188,407	$28,695	$-	$217,102
Residential CMOs	50,618,010	119,451	1,047,834	49,689,627
Corporate equity securities	37,310	1,725	175	38,860
Bond mutual funds	4,056,354	101,908	-	4,158,262
Total securities available for sale	$54,900,081	$251,779	$1,048,009	$54,103,851

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$25,259,406	$663,874	$204,768	$25,718,512
Residential CMOs	70,262,142	479,231	518,964	70,222,409
Asset-backed securities issued by Others:
Residential CMOs	3,524,982	160,767	459,895	3,225,854
Total debt securities held to maturity	99,046,530	1,303,872	1,183,627	99,166,775

U.S. government obligations	849,953	-	-	849,953
Total securities held to maturity	$99,896,483	$1,303,872	$1,183,627	$100,016,728

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$198,400	$32,986	$-	$231,386
Residential CMOs	42,507,542	266,775	118,518	42,655,799
Corporate equity securities	37,310	306	284	37,332
Bond mutual funds	4,012,609	268,537	-	4,281,146
Total securities available for sale	$46,755,861	$568,604	$118,802	$47,205,663

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$31,239,176	$1,237,277	$-	$32,476,453
Residential CMOs	76,191,199	715,620	97,998	76,808,821
Asset-backed securities issued by Others:				-
Residential CMOs	4,439,118	197,028	484,343	4,151,803
Total debt securities held to maturity	111,869,493	2,149,925	582,341	113,437,077

U.S. government obligations	749,941	-	-	749,941
Total securities held to maturity	$112,619,434	$2,149,925	$582,341	$114,187,018

At June 30, 2013 certain asset-backed securities with a carrying value of $10.6 million were pledged to secure certain deposits. At June 30, 2013, asset-backed securities with a carrying value of $3.3 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At June 30, 2013, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 4.12 years and an average duration of 3.78 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.93 years and an average duration of 3.67 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the three and six months ended June 30, 2013 and for the year ended December 31, 2012. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At June 30, 2013, the CMO issue had a par value of $925,000, a market fair value of $704,000 and a carrying value of $543,000.

During the fourth quarter of the year ended December 31, 2012, the Company recognized net losses on the sale of securities of $3,736. The Company sold one AFS security with a carrying value of $1,469,911 and three HTM securities with aggregate carrying values of $3,796,011, recognizing a gain of $153,417 and losses of $157,153, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320-10-25-6 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the three and six months ended June 30, 2013 and 2012, respectively.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2013 are as follows:

June 30, 2013	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$31,329,612	$789,262	$4,690,434	$258,572	$36,020,046	$1,047,834
Asset-backed securities issued by other	135	175	-	-	135	175
	$31,329,747	$789,437	$4,690,434	$258,572	$36,020,181	$1,048,009

At June 30, 2013, the AFS investment portfolio had an estimated fair value of $54,103,851, of which $36,020,181 or 67% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses are predominantly mortgage-backed securities issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1,047,834 or 2.06% of the portfolio amortized cost of $50,806,417. AFS asset-backed securities issued by GSEs with unrealized losses have an average life of 4.76 years and an average duration of 4.29 years. We believe that the securities will either recover in market value or be paid off as agreed.

At December 31, 2012, the AFS investment portfolio had a fair value of $47,205,663 with unrealized losses from their amortized cost of $118,802. Asset-backed securities and corporate securities with unrealized losses had a fair value of $11,956,182 and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2013 are as follows:

June 30, 2013	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$31,299,839	$721,673	$3,796,303	$2,059	$35,096,142	$723,732
Asset-backed securities issued by other	-	-	2,408,611	459,895	2,408,611	459,895
	$31,299,839	$721,673	$6,204,914	$461,954	$37,504,753	$1,183,627

At June 30, 2013, the HTM investment portfolio had an estimated fair value of $100,016,728, of which $37,504,753 or 37%, of the securities had some unrealized losses from their amortized cost. Of these securities, $35,096,142 or 94%, are mortgage-backed securities issued by GSEs and the remaining $2,408,611 or 6%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $723,732 or 0.76% of the portfolio amortized cost of $95,521,548. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 4.31 years and an average duration of 3.97 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $459,895, or 13.05% of the portfolio amortized cost of $3,524,982. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.50 years and an average duration of 2.61 years.

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

At December 31, 2012, the HTM investment portfolio had an estimated fair value of $114,187,018, of which $23,443,260, or 21% of the securities, had some unrealized losses from their amortized cost. Of these securities, $20,385,594, or 87%, were mortgage-backed securities issued by GSEs and the remaining $3,057,666, or 13%, were asset-backed securities issued by others.

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

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at June 30, 2013 and December 31, 2012 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

June 30, 2013		December 31. 2012
Credit Rating	Amount	Credit Rating	Amount
AAA	$145,428,310	AAA	$150,317,560
A+	-	A+	-
A	-	A	110,780
BBB	701,888	BBB	978,043
BBB-	113,154	BBB-	322,329
BB+	-	BB+	-
BB	887,302	BB	1,069,517
BB-	-	BB-	68,604
B+	67,454	B+	1,008,126
CCC+	929,835	CCC+	-
CCC	825,349	CCC	881,719
Total	$148,953,292	Total	$154,756,678

11. LOANS

Loans consist of the following:

	June 30, 2013	December 31, 2012

Commercial real estate	$434,616,482	$419,667,312
Residential first mortgages	165,433,554	177,663,354
Construction and land development	29,119,080	31,818,782
Home equity and second mortgage	21,769,081	21,982,375
Commercial loans	84,992,780	88,157,606
Consumer loans	937,147	995,206
Commercial equipment	17,347,472	16,267,684
	754,215,596	756,552,319
Less:
Deferred loan fees	930,439	664,610
Allowance for loan loss	8,033,553	8,246,957
	8,963,992	8,911,567

	$745,251,604	$747,640,752

At June 30, 2013, the Bank’s allowance for loan losses totaled $8,033,553, or 1.07% of loan balances, as compared to $8,246,957, or 1.09% of loan balances, at December 31, 2012. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At June 30, 2013 and December 31, 2012, gross loans included $1,437,828 and $1,454,757, respectively, from the sale of an OREO property that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The Bank utilized the cost recovery method and deferred a gain of $225,000. The deferred gain balance was $225,000 at June 30, 2013 and December 31, 2012, respectively.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at June 30, 2013 and December 31, 2012. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

Non-accrual and Past Due Loans

Non-accrual loans as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	90 or Greater Days Delinquent	Number of Loans	Non-accrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$3,163,457	8	$3,727,138	2	$6,890,595	10
Residential first mortgages	2,979,534	9	562,994	3	3,542,528	12
Construction and land development	-	-	-	-	-	-
Home equity and second mortgage	-	-	-	-	-	-
Commercial loans	6,009,421	11	-	-	6,009,421	11
Consumer loans	-	-	41,498	1	41,498	1
Commercial equipment	151,793	2	-	-	151,793	2
	$12,304,205	30	$4,331,630	6	$16,635,835	36

	December 31, 2012
	90 or Greater Days Delinquent	Number of Loans	Non-accrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$1,527,844	7	$3,802,947	2	$5,330,791	9
Residential first mortgages	3,169,404	10	569,693	3	3,739,097	13
Construction and land development	-	-	-	-	-	-
Home equity and second mortgage	71,296	2	-	-	71,296	2
Commercial loans	3,732,090	11	-	-	3,732,090	11
Consumer loans	-	-	51,748	1	51,748	1
Commercial equipment	216,383	4	-	-	216,383	4
	$8,717,017	34	$4,424,388	6	$13,141,405	40

The Bank categorized six performing loans totaling $4,331,630 and $4,424,388 as non-accrual loans at June 30, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $14,549,064 and $11,371,542 at June 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at June 30, 2013 and December 31, 2012 was $518,722 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,086,771 and $1,769,863 at June 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at June 30, 2013 and December 31, 2012 was $207,561 and $182,106, respectively.

An analysis of past due loans as of June 30, 2013 and December 31, 2012 was as follows:

June 30, 2013	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$431,168,815	$-	$284,210	$3,163,457	$3,447,667	$434,616,482
Residential first mortgages	161,686,085	-	767,935	2,979,534	3,747,469	165,433,554
Construction and land dev.	29,119,080	-	-	-	-	29,119,080
Home equity and second mtg.	21,617,047	94,710	57,324	-	152,034	21,769,081
Commercial loans	78,893,319	90,040	-	6,009,421	6,099,461	84,992,780
Consumer loans	936,737	410	-	-	410	937,147
Commercial equipment	17,144,025	26,656	24,998	151,793	203,447	17,347,472
Total	$740,565,108	$211,816	$1,134,467	$12,304,205	$13,650,488	$754,215,596

December 31, 2012
Commercial real estate	$416,721,658	$-	$1,417,810	$1,527,844	$2,945,654	$419,667,312
Residential first mortgages	173,593,886	97,307	802,757	3,169,404	4,069,468	177,663,354
Construction and land dev.	31,818,782	-	-	-	-	31,818,782
Home equity and second mtg.	21,499,018	350,715	61,346	71,296	483,357	21,982,375
Commercial loans	84,384,426	-	41,090	3,732,090	3,773,180	88,157,606
Consumer loans	983,094	9,363	2,749	-	12,112	995,206
Commercial equipment	15,659,007	371,921	20,373	216,383	608,677	16,267,684
Total	$744,659,871	$829,306	$2,346,125	$8,717,017	$11,892,448	$756,552,319

There were no accruing loans 90 days or greater past due at June 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2013 and June 30, 2012, respectively, and the year ended December 31, 2012 and loan receivable balances at June 30, 2013 and June 30, 2012, respectively, and at December 31, 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at April 1,	$3,539,930	$1,985,165	$497,078	$318,271	$1,823,540	$17,086	$168,930	$8,350,000
Charge-offs	-	(98)	(59)	(110,883)	(405,573)	(15)	(21,977)	(538,605)
Recoveries	-	9,908	-	-	10,899	990	(66)	21,731
Provisions	(181,929)	(34,093)	103,506	156,893	90,466	(4,089)	69,673	200,427
Balance at June 30,	$3,358,001	$1,960,882	$600,525	$364,281	$1,519,332	$13,972	$216,560	$8,033,553
At and For the Six Months Ended June 30, 2013
Allowance for loan losses:
Balance at January 1,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Charge-offs	-	(58,938)	(35,962)	(110,883)	(405,573)	(8,991)	(21,977)	(642,324)
Recoveries	-	10,900	-	-	11,891	1,982	49,547	74,320
Provisions	(731,833)	925,692	103,057	195,345	(36,010)	1,640	(103,291)	354,600
Balance at June 30,	$3,358,001	$1,960,882	$600,525	$364,281	$1,519,332	$13,972	$216,560	$8,033,553
Ending balance: individually evaluated for impairment	$613,757	$406,966	$169,710	$-	$39,871	$-	$3,364	$1,233,668
Ending balance: collectively evaluated for impairment	$2,744,244	$1,553,916	$430,815	$364,281	$1,479,461	$13,972	$213,196	$6,799,885
Loan receivables:
Ending balance	$434,616,482	$165,433,554	$29,119,080	$21,769,081	$84,992,780	$937,147	$17,347,472	$754,215,596
Ending balance: individually evaluated for impairment	$20,473,659	$5,236,064	$5,705,211	$214,000	$11,387,777	$41,498	$155,157	$43,213,366
Ending balance: collectively evaluated for impairment	$414,142,823	$160,197,490	$23,413,869	$21,555,081	$73,605,003	$895,649	$17,192,315	$711,002,230

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2012
Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(486,431)	(10,987)	(140,835)	(210,753)	(1,003,824)	(4,994)	(168,802)	(2,026,626)
Recoveries	-	37,524	-	-	51,350	987	-	89,861
Provisions	2,051,066	517,486	319,880	347,029	(948,796)	4,229	237,787	2,528,681
Balance at December 31,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Ending balance: individually evaluated for impairment	$785,878	$403,475	$-	$-	$353,883	$-	$4,421	$1,547,657
Ending balance: collectively evaluated for impairment	$3,303,956	$679,753	$533,430	$279,819	$1,595,141	$19,341	$287,860	$6,699,300
Loan receivables:
Ending balance	$419,667,312	$177,663,354	$31,818,782	$21,982,375	$88,157,606	$995,206	$16,267,684	$756,552,319
Ending balance: individually evaluated for impairment	$21,618,890	$3,367,827	$4,877,868	$291,000	$8,778,681	$51,748	$4,421	$38,990,435
Ending balance: collectively evaluated for impairment	$398,048,422	$174,295,527	$26,940,914	$21,691,375	$79,378,925	$943,458	$16,263,263	$717,561,884

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at April 1,	$3,385,036	$644,008	$448,406	$265,138	$2,793,049	$18,350	$361,811	$7,915,798
Charge-offs	(85,381)	-	-	(41,942)	(649,699)	(14)	(149,794)	(926,830)
Recoveries	-	37,247	-	-	1,491	-	-	38,738
Provisions	178,803	220,250	148,448	(10,405)	(176,350)	(20)	75,705	436,431
Balance at June 30,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
At and For the Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(121,833)	-	-	(41,942)	(693,048)	(999)	(149,794)	(1,007,616)
Recoveries	-	37,247	-	-	1,960	-	-	39,207
Provisions	1,075,092	325,053	242,469	111,190	(1,190,715)	196	214,220	777,505
Balance at June 30,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
Ending balance: individually evaluated for impairment	$604,063	$247,408	$134,500	$47,200	$484,937	$-	$-	$1,518,108
Ending balance: collectively evaluated for impairment	$2,874,395	$654,097	$462,354	$165,591	$1,483,554	$18,316	$287,722	$5,946,029
Loan receivables:
Ending balance	$398,017,392	$178,459,492	$32,405,839	$22,525,909	$93,096,685	$1,007,453	$17,151,518	$742,664,288
Ending balance: individually evaluated for impairment	$38,727,469	$6,328,588	$7,812,520	$409,348	$18,536,881	$68,192	$803,700	$72,686,698
Ending balance: collectively evaluated for impairment	$359,289,923	$172,130,904	$24,593,319	$22,116,561	$74,559,804	$939,261	$16,347,818	$669,977,590

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

Credit quality indicators as of June 30, 2013 and December 31, 2012 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Unrated	$60,706,137	$59,930,126	$4,367,952	$4,330,321
Pass	343,428,754	329,882,941	16,260,390	19,752,749
Special mention	5,331,812	4,880,758	-	-
Substandard	25,149,779	24,973,487	8,490,738	7,735,712
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$434,616,482	$419,667,312	$29,119,080	$31,818,782

	Commercial Loans		Commercial Equipment
	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Unrated	$12,568,790	$11,627,726	$5,692,755	$5,082,713
Pass	57,485,149	64,436,809	8,651,353	11,180,550
Special mention	710,755	-	3,000,000	-
Substandard	14,228,086	12,093,071	3,364	4,421
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$84,992,780	$88,157,606	$17,347,472	$16,267,684

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Performing	$162,454,020	$174,493,950	$21,769,081	$21,911,079	$937,147	$995,206
Nonperforming	2,979,534	3,169,404	-	71,296	-	-
Total	$165,433,554	$177,663,354	$21,769,081	$21,982,375	$937,147	$995,206

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2013 and June 30, 2012, respectively, and at December 31, 2012 were as follows:

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Six Month Average Recorded Investment	Six Month Interest Income Recognized
Commercial real estate	$20,473,659	$16,089,286	$4,384,373	$20,473,659	$613,757	$20,560,641	$234,676	$20,624,814	$435,435
Residential first mortgages	5,236,064	4,328,414	907,651	5,236,064	406,966	5,277,858	46,226	5,282,785	94,488
Construction and land dev.	5,705,211	4,497,201	1,208,010	5,705,211	169,710	5,573,948	71,379	5,295,158	146,806
Home equity and second mtg.	214,000	214,000	-	214,000	-	232,667	2,179	264,833	4,530
Commercial loans	11,387,777	11,230,906	156,871	11,387,777	39,871	11,378,533	148,950	11,320,953	227,171
Consumer loans	41,498	41,498	-	41,498	-	44,160	1,285	46,603	1,647
Commercial equipment	174,058	151,793	3,364	155,157	3,364	174,211	60	174,439	353
Total	$43,232,267	$36,553,098	$6,660,269	$43,213,366	$1,233,668	$43,242,018	$504,755	$43,009,585	$910,430

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$21,618,890	$18,804,478	$2,814,412	$21,618,890	$785,878	$22,501,842	$1,119,715
Residential first mortgages	3,367,827	2,362,062	1,005,765	3,367,827	403,475	3,388,867	157,595
Construction and land dev.	4,877,868	4,877,868	-	4,877,868	-	4,792,982	276,260
Home equity and second mtg.	291,000	291,000	-	291,000	-	221,000	6,783
Commercial loans	8,778,681	8,330,442	448,238	8,778,681	353,883	9,153,074	284,095
Consumer loans	51,748	51,748	-	51,748	-	64,459	5,284
Commercial equipment	4,421	-	4,421	4,421	4,421	5,112	318
Total	$38,990,435	$34,717,598	$4,272,836	$38,990,435	$1,547,657	$40,127,336	$1,850,050

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Six Month Average Recorded Investment	Six Month Interest Income Recognized
Commercial real estate	$7,809,718	$5,097,362	$2,304,706	$7,402,068	$604,063	$7,821,751	$91,009	$7,836,028	$225,935
Residential first mortgages	2,579,409	907,147	1,672,261	2,579,409	247,408	2,583,098	26,312	2,585,146	58,717
Construction and land dev.	1,851,415	1,716,915	134,500	1,851,415	134,500	2,020,582	12,947	2,189,748	29,988
Home equity and second mtg.	101,518	-	101,518	101,518	47,200	101,518	-	101,518	-
Commercial loans	2,670,650	1,894,390	776,260	2,670,650	484,937	2,671,025	23,628	2,664,394	51,967
Total	$15,012,710	$9,615,814	$4,989,245	$14,605,060	$1,518,108	$15,197,974	$153,896	$15,376,834	$366,607

TDRs, included in the impaired loan schedules above, as of June 30, 2013 and December 31, 2012, respectively were as follows:

	June 30, 2013		December 31, 2012
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$3,093,043	7	$3,097,214	7
Residential first mortgages	1,489,247	4	1,418,229	3
	$4,582,290	11	$4,515,443	10

At June 30, 2013 and December 31, 2012, all TDRs were performing according to the terms of their restructured agreements. Interest income in the amount of $95,873 and $220,326 was recognized on these loans for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The specific reserve of the allowance for loan losses included $12,000 related to TDR loans at June 30, 2013. There were no amounts specifically reserved for TDRs at December 31, 2012.

During the six months ended June 30, 2013, the Bank entered into one TDR for $77,165 for a residential first mortgage. During the year ended December 31, 2012, the Bank entered into TDRs for eight commercial real estate loans totaling $3,212,894 and three residential first mortgages totaling $1,419,657. For the year ended December 31, 2012, two commercial real estate TDR loans were charged-off in the amount of $415,995. One of the two charged-off commercial real estate loans was transferred to OREO with a balance of $382,500.

12. LOANS HELD FOR SALE

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Fair value is derived from secondary market quotations for similar instruments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, using the specific identification method.

The Company enters into contractual commitments with potential borrowers, including loan commitments and rate-lock commitments for the origination of residential mortgage loans that will be held for sale in the secondary market. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and subsequently closes within the timeframe established by the Company.

The interest rate-lock commitments are derivative financial instruments. Interest rate risk arises on these commitments and subsequently closed loans held for sale if interest rates change between the time of interest rate-lock and the delivery of the loan to a secondary market investor. To mitigate interest rate risk, the Company sells certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales, which are entered into as a result of an interest rate-lock commitment with the Bank’s customer, are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best effort basis.

13. NEW ACCOUNTING STANDARDS

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

June 30, 2013			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$54,103,851	$54,103,851	$-	$54,103,851	$-
Investment securities - HTM	99,896,483	100,016,728	849,953	99,166,775	-
FHLB and FRB Stock	6,666,550	7,435,000	-	7,435,000	-
Loans	745,251,604	748,066,000	-	748,066,000	-
Other real estate owned	6,932,177	6,932,177	-	6,932,177	-

Liabilities
Savings, NOW and money market accounts	$389,768,518	$389,768,518	$-	$389,768,518	$-
Time deposits	394,912,719	39,816,500	-	39,816,500	-
Long-term debt	70,501,763	72,077,000	-	72,077,000	-
Short term borrowings	24,000,000	24,007,000	-	24,007,000	-
TRUPs	12,000,000	2,400,000	-	2,400,000	-

At December 31, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$47,205,663	$47,205,663	$-	$47,205,663	$-
Investment securities - HTM	112,619,434	114,187,018	749,941	113,437,077	-
FHLB and FRB Stock	5,476,050	5,469,000	-	5,469,000	-
Loans	747,640,752	757,387,000	-	757,387,000	-
Other real estate owned	6,891,353	6,891,353	-	6,891,353	-

Liabilities
Savings, NOW and money market accounts	$414,776,285	$414,776,285	$-	$414,776,285	$-
Time deposits	405,454,003	410,257,000	-	410,257,000	-
Long-term debt	60,527,208	64,252,000	-	64,252,000	-
Short term borrowings	1,000,000	1,000,000	-	1,000,000	-
TRUPs	12,000,000	2,400,000	-	2,400,000	-

At June 30, 2013, the Company had outstanding loan commitments and standby letters of credit of $21.8 million and $24.5 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

Guaranteed preferred beneficial interest in junior subordinated securities (TRUPs) - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the components of comprehensive loss for securities for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gain (loss) arising during period	$(1,126,015)	$(382,845)	$(743,170)	$75,238	$25,581	$49,657
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$(1,126,015)	$(382,845)	$(743,170)	$75,238	$25,581	$49,657

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gain (loss) arising during period	$(1,240,572)	$(421,794)	$(818,778)	$11,744	$3,993	$7,751
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$(1,240,572)	$(421,794)	$(818,778)	$11,744	$3,993	$7,751

The following table presents the changes in each component of accumulated other comprehensive income for securities, net of tax, for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$63,576	$139,184
Other comprehensive loss
before reclassifications	(743,170)	(818,778)
Amounts reclassified from accumulated
other comprehensive income	-	-
Net other comprehensive loss	(743,170)	(818,778)
End of period	$(679,594)	$(679,594)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document may contain forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Tri-County Financial Corporation (the “Company”) and Community Bank of Tri-County (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

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

Effective October 18, 2013, Community Bank of Tri-County will change its name to become Community Bank of the Chesapeake. This new name reflects the Bank's recent expansion into the Northern Neck of Virginia. The name of the holding company will change from Tri-County Financial Corporation to The Community Financial Corporation, to better align the bank name with the parent company. The Company’s stock ticker symbol (OTCBB: TCFC) will remain the same.

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

On September 23, 2011, the U.S. Department of Treasury purchased $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. SBLF dividend rates can fluctuate between 1% and 7% during the first four and one half years, depending on the level of the Bank’s small business lending. As of June 30, 2013 and December 31, 2012, the Company’s dividend rate on the SBLF funds was 1%. For additional information regarding SBLF, refer to Note 18 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Condensed Income Statement
Interest and Dividend Income	$9,750,113	$10,102,542	$19,590,070	$20,210,926
Interest Expense	2,018,255	2,765,341	4,041,542	5,789,026
Net Interest Income	7,731,858	7,337,201	15,548,528	14,421,900
Provision for Loan Loss	200,427	436,431	354,600	777,505
Noninterest Income	1,068,728	896,795	2,257,806	1,742,885
Noninterest Expense	6,106,420	6,363,686	12,249,244	12,261,105
Income Before Income Taxes	2,493,739	1,433,879	5,202,490	3,126,175
Income Tax Expense	908,290	492,727	1,898,650	1,079,770
Net Income (NI)	1,585,449	941,152	3,303,840	2,046,405
Preferred Stock Dividends	50,000	50,000	100,000	100,000
NI Available to Common Shareholders	1,535,449	891,152	3,203,840	1,946,405
Comprehensive Income	842,279	990,809	2,485,062	2,054,156

Per Common Share
Basic Earnings	$0.51	$0.29	$1.06	$0.64
Diluted Earnings	$0.51	$0.29	$1.05	$0.64
Cash Dividends Paid (1)	$0.10	$0.40	$0.20	$0.40
Book Value	$20.05	$18.49	$20.05	$18.49

Return On Average Assets	0.66%	0.39%	0.69%	0.43%
Return On Average Common Equity	9.92%	6.23%	10.47%	6.82%
Return On Average Equity	7.74%	4.88%	8.14%	5.31%
Interest Rate Spread	3.35%	3.14%	3.37%	3.07%
Net Interest Margin	3.47%	3.28%	3.50%	3.22%
Efficiency Ratio	69.39%	77.29%	68.79%	75.85%

(1) Beginning with the first quarter of 2013, the Company moved to paying a quarterly dividend in place of its annual dividend. The total dividends expected to be paid during 2013 are expected to remain at $0.40 per share.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Consolidated net income available to common shareholders for the six months ended June 30, 2013 increased $1,257,435, or 64.60%, to $3,203,840, or $1.05 per common share (fully diluted), compared to $1,946,405, or $0.64 per common share (fully diluted), for the six months ended June 30, 2012. The year to date increase of $0.41 per share was attributable to increases in net interest income of $1,126,628 and noninterest income of $514,921 and decreases in the provision for loan losses of $422,905, partially offset by increased income tax expense of $818,880. Noninterest expense remained flat at $12,249,244 for the six months ended June 30, 2013, an $11,861 decrease or 0.10%, from the comparable six month period in 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$18,363,746	$18,511,260	$(147,514)	(0.80%)
Taxable interest and dividends on investment securities	1,221,040	1,696,918	(475,878)	(28.04%)
Interest on deposits with banks	5,284	2,748	2,536	92.29%
Total Interest and Dividend Income	19,590,070	20,210,926	(620,856)	(3.07%)

Interest Expenses
Deposits	2,967,301	4,609,719	(1,642,418)	(35.63%)
Short-term borrowings	37,827	31,751	6,076	19.14%
Long-term debt	1,036,414	1,147,556	(111,142)	(9.69%)
Total Interest Expenses	4,041,542	5,789,026	(1,747,484)	(30.19%)

Net Interest Income (NII)	15,548,528	14,421,900	1,126,628	7.81%
Provision for loan losses	354,600	777,505	(422,905)	(54.39%)

NII After Provision For Loan Losses	$15,193,928	$13,644,395	$1,549,533	11.36%

Net interest income increased from the comparable six months in 2012 due primarily to reduced funding costs and the Company’s ability to hold the line on loan yields. An important component of lowering the Company’s cost of funds was the increase in average noninterest-bearing deposits of $15.7 million for the first six months of 2013 to $83.1 million compared to $67.4 million for the first six months of 2012. The Company’s 2013 year to date cost of funds, which includes debt and interest and non-interest bearing deposits, decreased 39 basis points to 0.93% from 1.32% for the six months ended June 30, 2012. The positive trend in interest expense is currently expected to continue during the third quarter of 2013 due to repricing of maturing time deposits to current market rates which are significantly lower than original rates. During the same comparable period average loan yields decreased 15 basis points from 5.20% for the six months ended June 30, 2012 to 5.05% for the six months ended June 30, 2013. See the rate/volume analysis in the tables that follow this narrative.

Net interest income increased to $15,548,528 for the six months ended June 30, 2013 compared to $14,421,900 for the six months ended June 30, 2012. The net interest margin was 3.50% for the six months ended June 30, 2013, a 28 basis point increase from 3.22% for the six months ended June 30, 2012. The increase was largely the result of a rapid decrease in the Company’s cost of interest-bearing deposits that began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 40 basis points from 1.43% for the first six months of 2012 to 1.03% for the first six months of 2013.

Interest and dividend income decreased by $620,856 to $19,590,070 for the six months ended June 30, 2013 compared to $20,210,926 for the six months ended June 30, 2012. Decreases in yields on loans and investments were partially offset by the growth in the average balance of loans. A reduction in average yields on interest-earning assets resulted in a decrease in interest income of $832,456 as rates decreased from 4.51% for the six months ended June 30, 2012 to 4.40% for the six months ended June 30, 2013. The Company has been successful over the last several years in limiting the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $170,237 as average interest-earning investment balances decreased $22.5 million from $184.5 million for the six months ended June 30, 2012 to $162.0 million for the six months ended June 30, 2013. These reductions were partially offset by an increase in interest income of $381,837 due to growth of $15.1 million in the average balance of loans from $712.6 million to $727.7 million.

Interest expense decreased $1,747,484 to $4,041,542 for the six months ended June 30, 2013 compared to $5,789,026 for the six months ended June 30, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $1,580,499 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.67% and 0.68%, respectively, for the six months ended June 30, 2012 to 1.26% and 0.32%, respectively, for the six months ended June 30, 2013. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt decreased from 3.26% to 2.61% for the comparable period. Interest expense also decreased $253,126 due to a decline in average interest-bearing deposit balances of $27.3 million from $728.0 million for the six months ended June 30, 2012 to $700.7 million for the six months ended June 30, 2013. These reductions in interest expense were partially offset by an $86,141 increase in interest expense due to a $5.8 million increase in average debt balances. The positive trend in net interest income is expected to continue in the third quarter as funding costs are expected to decrease at a faster rate than asset yields.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2013 and 2012, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$727,732	$18,364	5.05%	$712,597	$18,511	5.20%
Investment securities, federal funds sold and interest-bearing deposits	161,980	1,226	1.51%	184,477	1,700	1.84%
Total Interest-Earning Assets	889,712	19,590	4.40%	897,074	20,211	4.51%
Cash and cash equivalents	10,936			8,393
Other assets	57,073			53,564
Total Assets	$957,721			$959,031

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$36,859	$18	0.10%	$31,716	$38	0.24%
Interest-bearing demand and money market accounts	263,521	419	0.32%	252,889	860	0.68%
Certificates of deposit	400,292	2,530	1.26%	443,425	3,711	1.67%
Long-term debt	67,424	879	2.61%	59,870	977	3.26%
Short-term debt	5,459	38	1.39%	7,228	32	0.89%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	157	2.62%	12,000	171	2.85%

Total Interest-Bearing Liabilities	785,555	4,041	1.03%	807,128	5,789	1.43%

Noninterest-bearing demand deposits	83,133			67,434
Other liabilities	7,834			7,421
Stockholders' equity	81,199			77,048
Total Liabilities and Stockholders' Equity	$957,721			$959,031

Net interest income		$15,549			$14,422

Interest rate spread			3.37%			3.07%
Net yield on interest-earning assets			3.50%			3.22%
Ratio of average interest-earning assets to average interest bearing liabilities			113.26%			111.14%

Cost of funds			0.93%			1.32%
Cost of deposits			0.76%			1.16%

(1) Average balance includes non-accrual loans

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

	Six Months Ended June 30, 2013
	compared to Six Months Ended
	June 30, 2012
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$382	$(529)	$(147)
Investment securities, federal funds
sold and interest bearing deposits	(170)	(304)	(474)
Total interest-earning assets	$212	$(833)	$(621)

Interest-bearing liabilities:
Savings	3	(23)	(20)
Interest-bearing demand and money market accounts	17	(458)	(441)
Certificates of deposit	(273)	(908)	(1,181)
Long-term debt	98	(196)	(98)
Short-term debt	(12)	18	6
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(14)	(14)
Total interest-bearing liabilities	$(167)	$(1,581)	$(1,748)
Net change in net interest income	$379	$748	$1,127

(1) Average balance includes non-accrual loans

The provision for loan losses decreased $422,905 from the comparable period in 2012 to $354,600 for the six months ended June 30, 2013 and reflected a decrease in the allowance for specific nonperforming loans and a decrease in net-charge-offs. The specific allowance is based on management’s estimate of realizable value. The provision for loan losses was impacted by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance, the level of delinquencies and charge-offs. Overall delinquency, which included all loans greater than 30 days past due, increased from 1.57% at December 31, 2012 to 1.81% at June 30, 2013. Nonperforming loans as a percentage of total loans were 1.63% at June 30, 2013 compared to 1.15% at December 31, 2012. Net charge-offs decreased $400,405 from $968,409 for the six months ended June 30, 2012 to $568,004 for the six months ended June 30, 2013.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$319,149	$383,441	$(64,292)	(16.77%)
Gain on sale of asset	11,000	-	11,000	n/a
Net losses on sale of OREO	-	(96,917)	96,917	(100.00%)
Income from bank owned life insurance	308,427	319,117	(10,690)	(3.35%)
Service charges	1,103,180	1,001,903	101,277	10.11%
Gain on sale of loans held for sale	516,050	135,341	380,709	281.30%
Total Noninterest Income	$2,257,806	$1,742,885	$514,921	29.54%

The increase in noninterest income was principally due to an increase in gains on loans held for sale. Gains on loan sales increased to $516,050 on sales of $17,550,257 for the six months ended June 30, 2013 compared to $135,341 on sales of $3,286,050 for the same period in 2012. Noninterest income for the first quarter of 2012 included net losses on the sale of OREO compared to none for the comparable period in 2013. During the six months ended June 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $299,032 and recognized net losses of $96,917. The increase in service charge income for the six months ended June 30, 2013 was principally the result of the Company’s waiver of certain service charge fees during its conversion to a new data processing system during the second quarter of 2012.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$7,146,606	$6,490,079	$656,527	10.12%
Occupancy expense	1,052,250	901,791	150,459	16.68%
Advertising	272,731	259,091	13,640	5.26%
Data processing expense	730,314	789,593	(59,279)	(7.51%)
Professional fees	461,691	568,504	(106,813)	(18.79%)
Depreciation of furniture, fixtures, and equipment	389,522	297,289	92,233	31.02%
Telephone communications	102,729	92,086	10,643	11.56%
Office supplies	109,468	133,990	(24,522)	(18.30%)
FDIC Insurance	574,269	891,202	(316,933)	(35.56%)
Valuation allowance on OREO	329,976	626,176	(296,200)	(47.30%)
Other	1,079,688	1,211,304	(131,616)	(10.87%)
Total Noninterest Expense	$12,249,244	$12,261,105	$(11,861)	(0.10%)

	Six Months Ended
	June 30, 2013	June 30, 2012	Variance	% Variance
Compensation and Benefits	$7,146,606	$6,490,079	$656,527	10.12%
OREO Valuation Allowance and Expenses	394,064	657,021	(262,957)	(40.02%)
Other Operating Expenses	4,708,574	5,114,005	(405,431)	(7.93%)
Total Noninterest Expense	$12,249,244	$12,261,105	$(11,861)	(0.10%)

For the six months ended June 30, 2013, noninterest expense decreased 0.10% or $11,861 to $12,249,244 from $12,261,105 for the comparable period in 2012. Year to date increases in compensation and benefits were offset by decreases in OREO expenses and other operating expenses. Employee compensation and data processing continue to be impacted by greater regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act. Other operating expenses for the six months ended June 30, 2013 decreased from the comparable period in 2012 due to one-time conversion costs for a change of the Bank’s data processing system in the first six months of 2012 and reductions in FDIC insurance. Depreciation and occupancy expense increased primarily due to the Company’s opening during the second half of 2012 a new operations center in Waldorf, Maryland and its 11th branch in King George, Virginia.

Increased revenues and a moderate decrease in noninterest expenses have improved the Company’s efficiency ratio to 68.79% (66.58% without OREO revenues and expenses) for the six months ended June 30, 2013 from 75.85% (71.36% without OREO revenues and expenses) for the six months ended June 30, 2012.

The Company recorded income tax expense of $1,898,650 or 36.50%, of pretax earnings of $5,202,490, for the six months ended June 30, 2013 compared with $1,079,770 or 34.54%, of pretax earnings of $3,126,175, for the six months ended June 30, 2012. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than the comparable period in 2012.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Consolidated net income available to common shareholders for the three months ended June 30, 2013 increased $644,297, or 72.30%, to $1,535,449, or $0.51 per common share (fully diluted), compared to $891,152, or $0.29 per common share (fully diluted), for the three months ended June 30, 2012. The quarter increase of $0.22 per share was attributable to increases in net interest income of $394,657 and noninterest income of $171,933 and decreases in noninterest expense of $257,266 and the provision for loan losses of $236,004 partially offset by increased income tax expense of $415,563.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,116,080	$9,286,377	$(170,297)	(1.83%)
Taxable interest and dividends on investment securities	631,347	815,101	(183,754)	(22.54%)
Interest on deposits with banks	2,686	1,064	1,622	152.44%
Total Interest and Dividend Income	9,750,113	10,102,542	(352,429)	(3.49%)

Interest Expenses
Deposits	1,434,338	2,197,377	(763,039)	(34.72%)
Short-term borrowings	15,421	15,910	(489)	(3.07%)
Long-term debt	568,496	552,054	16,442	2.98%
Total Interest Expenses	2,018,255	2,765,341	(747,086)	(27.02%)

Net Interest Income (NII)	7,731,858	7,337,201	394,657	5.38%
Provision for loan losses	200,427	436,431	(236,004)	(54.08%)

NII After Provision For Loan Losses	$7,531,431	$6,900,770	$630,661	9.14%

Net interest income increased from the comparable three months in 2012 due primarily to reduced funding costs and the Company’s ability to hold the line on loan yields. An important component of lowering the Company’s cost of funds was the increase in average noninterest-bearing deposits of $14.6 million for the second quarter of 2013 to $83.8 million compared to $69.2 million for the second quarter of 2012. The Company’s 2013 second quarter cost of funds, which includes debt and interest and non-interest bearing deposits, decreased 33 basis points to 0.93% from 1.26% for the three months ended June 30, 2012. The positive trend in interest expense should continue during the third quarter due to repricing of maturing time deposits to current market rates which are significantly lower than original rates. During the same comparable period average loan yields decreased 13 basis points from 5.15% for the three months ended June 30, 2012 to 5.02% for the three months ended June 30, 2013. See the rate/volume analysis in the tables that follow this narrative.

Net interest income increased to $7,731,858 for the three months ended June 30, 2013 compared to $7,337,201 for the three months ended June 30, 2012. The net interest margin was 3.47% for the three months ended June 30, 2013, a 19 basis point increase from 3.28% for the three months ended June 30, 2012. The increase was largely the result of a rapid decrease in the Company’s cost of funds that began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 34 basis points from 1.37% for the second quarter of 2012 to 1.03% for the second quarter of 2013. Deposit costs decreased 37 basis points from 1.10% to 0.73% for the comparable period.

Interest and dividend income decreased by $352,429 to $9,750,113 for the three months ended June 30, 2013 compared to $10,102,542 for the three months ended June 30, 2012. Decreases in yields on loans and investments were partially offset by the growth in the average balance of loans. A reduction in average yields on interest-earning assets resulted in a decrease in interest income of $385,233 as rates decreased from 4.51% for the three months ended June 30, 2012 to 4.38% for the three months ended June 30, 2013. The Company has been successful over the last several years in limiting the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $38,035 as average interest-earning investment balances decreased $9.8 million from $173.7 million for the three months ended June 30, 2012 to $163.9 million for the three months ended June 30, 2013. These reductions were partially offset by an increase in interest and dividend income of $70,839 due to growth of $5.7 million in the average balance of loans from $721.4 million to $727.1 million.

Interest expense decreased $747,086 to $2,018,255 for the three months ended June 30, 2013 compared to $2,765,341 for the three months ended June 30, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $701,570 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.65% and 0.61%, respectively, for the three months ended June 30, 2012 to 1.22% and 0.31%, respectively, for the three months ended June 30, 2013. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt decreased from 3.16% to 2.78% for the comparable period. Interest expense was also reduced $113,713 due to a decline in average interest-bearing deposit balances of $28.5 million from $726.5 million for the three months ended June 30, 2012 to $698.0 million for the three months ended June 30, 2013. These reductions in interest expense were partially offset by a $68,198 increase in interest expense due to an $8.2 million increase in average debt balances.

The positive trend in net interest income is expected to continue in the second quarter as funding costs are expected to decrease at a faster rate than asset yields.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2013 and 2012, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$727,059	$9,116	5.02%	$721,400	$9,286	5.15%
Investment securities, federal funds sold and interest-bearing deposits	163,874	634	1.55%	173,721	817	1.88%
Total Interest-Earning Assets	890,933	9,750	4.38%	895,121	10,103	4.51%
Cash and cash equivalents	10,339			10,151
Other assets	57,179			54,370
Total Assets	$958,451			$959,642

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$37,535	$9	0.10%	$32,561	$5	0.06%
Interest-bearing demand and money market accounts	261,270	205	0.31%	255,670	387	0.61%
Certificates of deposit	399,238	1,221	1.22%	438,242	1,805	1.65%
Long-term debt	70,506	490	2.78%	59,172	467	3.16%
Short-term debt	4,451	15	1.35%	7,590	16	0.84%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	78	2.60%	12,000	85	2.83%

Total Interest-Bearing Liabilities	785,000	2,018	1.03%	805,235	2,765	1.37%

Noninterest-bearing demand deposits	83,752			69,240
Other liabilities	7,786			7,979
Stockholders' equity	81,913			77,188
Total Liabilities and Stockholders' Equity	$958,451			$959,642

Net interest income		$7,732			$7,338

Interest rate spread			3.35%			3.14%
Net yield on interest-earning assets			3.47%			3.28%
Ratio of average interest-earning assets to average interest bearing liabilities			113.49%			111.16%

Cost of funds			0.93%			1.26%
Cost of deposits			0.73%			1.10%

(1) Average balance includes non-accrual loans

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

	Three Months Ended June 30, 2013
	compared to Three Months Ended
	June 30, 2012
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$71	$(241)	$(170)
Investment securities, federal funds sold and interest bearing deposits	(38)	(145)	(183)
Total interest-earning assets	$33	$(386)	$(353)

Interest-bearing liabilities:
Savings	1	3	4
Interest-bearing demand and money market accounts	4	(186)	(182)
Certificates of deposit	(119)	(465)	(584)
Long-term debt	79	(56)	23
Short-term debt	(11)	10	(1)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(7)	(7)
Total interest-bearing liabilities	$(46)	$(701)	$(747)
Net change in net interest income	$78	$316	$394

(1) Average balance includes non-accrual loans

The provision for loan losses decreased $236,004 from the comparable period in 2012 to $200,427 for the three months ended June 30, 2013 and reflected a decrease in the allowance for specific nonperforming loans and a decrease in net-charge-offs. The specific allowance is based on management’s estimate of realizable value. Net charge-offs decreased $371,218 from $888,092 for the three months ended June 30, 2012 to $516,874 for the three months ended June 30, 2013.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$130,721	$202,127	$(71,406)	(35.33%)
Gain on sale of asset	11,000	-	11,000	n/a
Income from bank owned life insurance	156,994	159,911	(2,917)	(1.82%)
Service charges	632,547	465,391	167,156	35.92%
Gain on sale of loans held for sale	137,466	69,366	68,100	98.17%
Total Noninterest Income	$1,068,728	$896,795	$171,933	19.17%

The increase in noninterest income was principally due to increases in service charge income and gains on loans held for sale partially offset by a decrease in loan appraisal, credit and miscellaneous charges. The increase in service charge income from $465,391 for the three months ended June 30, 2012 to $632,547 for the three months ended June 30, 2013 was principally the result of the Company’s waiver of certain service charge fees during its conversion to a new data processing system during the second quarter of 2012. Gains on loan sales increased to $137,466 on sales of $4,948,924 for the three months ended June 30, 2013 compared to $69,366 on sales of $1,568,416 for the same period in 2012.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,589,610	$3,170,213	$419,397	13.23%
Occupancy expense	569,479	464,319	105,160	22.65%
Advertising	168,843	179,083	(10,240)	(5.72%)
Data processing expense	366,480	421,153	(54,673)	(12.98%)
Professional fees	264,354	343,295	(78,941)	(23.00%)
Depreciation of furniture, fixtures, and equipment	197,092	162,364	34,728	21.39%
Telephone communications	53,781	48,312	5,469	11.32%
Office supplies	46,015	71,928	(25,913)	(36.03%)
FDIC Insurance	272,837	447,587	(174,750)	(39.04%)
Valuation allowance on OREO	19,476	326,176	(306,700)	(94.03%)
Other	558,453	729,256	(170,803)	(23.42%)
Total Noninterest Expense	$6,106,420	$6,363,686	$(257,266)	(4.04%)

	Three Months Ended
	June 30, 2013	June 30, 2012	Variance	% Variance
Compensation and Benefits	$3,589,610	$3,170,213	$419,397	13.23%
OREO Valuation Allowance and Expenses	42,702	358,722	(316,020)	(88.10%)
Other Operating Expenses	2,474,108	2,834,751	(360,643)	(12.72%)
Total Noninterest Expense	$6,106,420	$6,363,686	$(257,266)	(4.04%)

For the three months ended June 30, 2013, noninterest expense decreased 4.04% or $257,266, to $6,106,420 from $6,363,686 for the comparable period in 2012. Increases in compensation and benefits were offset by decreases in OREO expenses and other operating expenses. Employee compensation and data processing continue to be impacted by greater regulatory compliance costs for both existing regulation and the initial impact of the Dodd-Frank Act. Other operating expenses for the three months ended June 30, 2013 decreased from the comparable period in 2012 due to one-time conversion costs for a change of the Bank’s data processing system in the first six months of 2012 and reductions in FDIC insurance. Depreciation and occupancy expense increased primarily due to the Company’s opening during the second half of 2012 a new operations center in Waldorf, Maryland and its 11th branch in King George, Virginia.

Increased revenues and a moderate decrease in noninterest expenses have improved the Company’s month efficiency ratio to 69.39% (68.90% without OREO revenues and expenses) for the three months ended June 30, 2013 from 77.29% (72.93% without OREO revenues and expenses) for the three months ended June 30, 2012.

The Company recorded income tax expense of $908,290 or 36.42%, of pretax earnings of $2,493,739, for the three months ended June 30, 2013 compared with $492,727 or 34.36%, of pretax earnings of $1,433,879, for the three months ended June 30, 2012. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than the comparable period in 2012.

FINANCIAL CONDITION – JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012	$ Change	% Change
Assets	(Unaudited)
Cash and due from banks	$10,768,998	$10,696,653	$72,345	0.68%
Federal funds sold	3,470,000	190,000	3,280,000	1726.32%
Interest-bearing deposits with banks	1,336,720	409,002	927,718	226.82%
Securities available for sale (AFS), at fair value	54,103,851	47,205,663	6,898,188	14.61%
Securities held to maturity (HTM), at amortized cost	99,896,483	112,619,434	(12,722,951)	(11.30%)
FHLB and FRB stock - at cost	6,666,550	5,476,050	1,190,500	21.74%
Loans held for sale	320,000	-	320,000	n/a
Loans receivable - net of ALLL of $8,033,553 and $8,246,957	745,251,604	747,640,752	(2,389,148)	(0.32%)
Premises and equipment, net	19,289,816	19,782,236	(492,420)	(2.49%)
Other real estate owned (OREO)	6,932,177	6,891,353	40,824	0.59%
Accrued interest receivable	2,902,627	2,904,325	(1,698)	(0.06%)
Investment in bank owned life insurance	19,039,007	18,730,580	308,427	1.65%
Other assets	10,124,507	9,093,164	1,031,343	11.34%
Total Assets	$980,102,340	$981,639,212	$(1,536,872)	(0.16%)

Total assets at June 30, 2013 of $980,102,340 decreased by $1,536,872 compared to total assets of $981,639,212 at December 31, 2012 and reflect a stable loan portfolio. The decrease in total assets was attributable to a decrease in the loan portfolio and securities, partially offset by an increase in cash and cash equivalents. The differences in allocations between the different cash and investment categories reflect operational needs.

Details of the Bank’s loan portfolio are presented below:

	June 30, 2013%		December 31, 2012%

Commercial real estate	$434,616,482	57.62%	$419,667,312	55.47%
Residential first mortgages	165,433,554	21.93%	177,663,354	23.48%
Construction and land development	29,119,080	3.86%	31,818,782	4.21%
Home equity and second mortgage	21,769,081	2.89%	21,982,375	2.91%
Commercial loans	84,992,780	11.27%	88,157,606	11.65%
Consumer loans	937,147	0.12%	995,206	0.13%
Commercial equipment	17,347,472	2.30%	16,267,684	2.15%
	754,215,596	100.00%	756,552,319	100.00%
Less:
Deferred loan fees	930,439	0.12%	664,610	0.09%
Allowance for loan loss	8,033,553	1.07%	8,246,957	1.09%
	8,963,992		8,911,567
	$745,251,604		$747,640,752

Loans decreased $2,389,148 from $747,640,752 at December 31, 2012 to $745,251,604 at June 30, 2013, due primarily to net decreases in residential mortgages, construction and land development loans and commercial loans partially offset by increases in loans for commercial real estate and commercial equipment. First and second quarter 2013 residential loan production was focused on loans originated for sale in the secondary market.

Asset Quality	June 30, 2013	December 31, 2012	$ Change	% Change

Gross Loans	$754,215,596	$756,552,319	$(2,336,723)	(0.31%)
Allowance for loan loss (ALLL)	8,033,553	8,246,957	(213,404)	(2.59%)
Foreclosed real estate (OREO)	6,932,177	6,891,353	40,824	0.59%
Past due loans (PDLs) 31-89 days	1,346,283	3,175,431	(1,829,148)	(57.60%)
Nonperforming loans >= 90 days Delinquent (NPLs)	12,304,205	8,717,018	3,587,187	41.15%
Nonperforming assets (NPLs + OREO)	19,236,382	15,608,371	3,628,011	23.24%
Performing non-accrual loans	4,331,630	4,424,388	(92,758)	(2.10%)
Troubled debt restructures (TDRs)	4,582,290	4,515,443	66,847	1.48%
Allowance for loan losses (ALLL) to total loans	1.07%	1.09%
Past due loans (PDLs) to total loans (31 to 89 days)	0.18%	0.42%
Nonperforming loans (NPLs) to total loans (>=90 days)	1.63%	1.15%
Loan delinquency (PDLs + NPLs) to total loans	1.81%	1.57%
Allowance (ALLL) to nonperforming loans (NPLs)	65.29%	94.61%
Nonperforming assets (NPLs +OREO) to total assets	1.96%	1.59%
Nonperforming assets to gross loans + OREO	2.53%	2.04%
Nonperforming assets, performing nonaccrual loans + TDRs to total assets (a)	2.87%	2.50%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

The allowance for loan losses decreased from 1.09% of loans at December 31, 2012 to 1.07% of loans at June 30, 2013 due to a decrease in loan balances, changes to certain general allowance factors that reflect changes in historical loss and delinquency rates and general economic conditions and a reduction in specific reserves on impaired loans. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

The allowance for loan losses decreased $213,404 from $8,246,957 at December 31, 2012 to $8,033,553 at June 30, 2013. The decrease in the allowance reflects an overall reduction in average loan balances and lower specific reserves partially offset by a dollar and percentage increase in the general allowance.

	June 30, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans

General Allowance	$6,799,885	0.90%	$6,699,300	0.89%
Specific Allowance	1,233,668	0.17%	1,547,657	0.20%
Total Allowance	$8,033,553	1.07%	$8,246,957	1.09%

The specific allowance has decreased principally due to a trend in the overall improvement in asset quality over the past two years in the Bank’s commercial portfolios, which include commercial real estate, commercial loans, commercial equipment and construction and land development. Classified loans in these portfolios decreased from $62,843,351 at December 31, 2011 compared to $44,806,691 at December 31, 2012 and $47,871,967 at June 30, 2013 (See Note 11 of the Consolidated Financial Statements). The $3,065,276 increase since December 31, 2012 in classified loans in the Bank’s commercial portfolios primarily related to a line of credit on one well-secured stalled development project.

Nonperforming loans (90 days or greater delinquent) were $12,304,205 or 1.63% of total loans at June 30, 2013 compared to $8,717,018 or 1.15% of total loans at December 31, 2012. The Bank considers all nonperforming loans 90 days or greater delinquent to be non-accrual loans and in accordance with the Company’s policy all interest accrued but not collected from loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.

The Bank had 30 nonperforming loans at June 30, 2013 compared to 34 nonperforming loans at December 31, 2012. The net increase of $3,587,187 was due to increases of 90 days or greater delinquency in commercial real estate of $1,635,613 and commercial loans of $2,227,331, partially offset by reductions in nonperforming residential first mortgages of $189,870, home equity and second mortgages of $71,296 and commercial equipment loans of $64,591. Nonperforming loans at June 30, 2013 included $5,992,123 or 49%, attributed to three well-secured customer relationships, of which $3,337,176 related to a line of credit on a stalled development project which was paid current during July 2013. Nonperforming loans increased from 1.28% to 1.63% from the first quarter of 2013 to the second quarter of 2013 due primarily to the line of credit on the stalled development project.

The Bank categorized six performing loans totaling $4,331,630 and $4,424,388 as non-accrual loans at June 30, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $14,549,064 and $11,371,542 at June 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at June 30, 2013 and December 31, 2012 was $518,722 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,086,771 and $1,769,863 at June 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at June 30, 2013 and December 31, 2012 was $207,561 and $182,106, respectively. Specific allowances on these balances at June 30, 2013 and December 31, 2012 were $642,960 and $732,189, respectively, and are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

The overall delinquency rate (loans past due 31-89 days and 90 days or greater) improved 45 basis points from 2.26% at March 31, 2013 to 1.81% at June 30, 2013 and was 24 basis points higher than the December 31, 2012 delinquency rate of 1.57%.

At June 30, 2013, the Bank had 11 TDRs totaling $4,582,290 compared to 10 TDRs totaling $4,515,443 as of December 31, 2012. All TDRs were performing according to the terms of their restructured agreements with no specific reserves in the allowance for loan losses at June 30, 2013 and at December 31, 2012, respectively.

Management continues to monitor these loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 11 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2012.

The OREO balance was $6,932,177 at June 30, 2013 an increase of $40,824 compared to $6,891,353 at December 31, 2012. This increase consisted of additions of $370,800 offset by valuation allowances of $329,976 to adjust properties to current appraised values. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2013, 98%, or $145,428,310, of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or an equivalent credit rating from another major rating agency compared to 97%, or $150,317,560, at December 31, 2012. Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary (“OTTI”). No OTTI charges were recorded for the three and six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Classified securities decreased $318,026 to $2,709,940 at June 30, 2013 from $3,027,966 at December 31, 2012.

The Bank’s asset quality trends have been steadily improving over the last eight quarters. Loans classified as substandard, doubtful or loss, OREO assets and classified securities, have decreased $20,725,105 from $81,909,520 at September 30, 2011 to $61,184,415 at June 30, 2013

	June 30, 2013	December 31, 2012	$ Change	% Change
Liabilities	(Unaudited)
Deposits
Non-interest-bearing deposits	$89,565,889	$102,319,581	$(12,753,692)	(12.46%)
Interest-bearing deposits	695,115,348	717,910,707	(22,795,359)	(3.18%)
Total deposits	784,681,237	820,230,288	(35,549,051)	(4.33%)
Short-term borrowings	24,000,000	1,000,000	23,000,000	2300.00%
Long-term debt	70,501,763	60,527,208	9,974,555	16.48%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	7,846,870	8,834,455	(987,585)	(11.18%)
Total Liabilities	$899,029,870	$902,591,951	$(3,562,081)	(0.39%)

Total liabilities decreased $3,562,081 or 0.39%, primarily due to a $35,549,051 decrease in deposits offset by a $32,974,555 increase in borrowings

Details of the Bank’s deposit portfolio are presented below:

	June 30, 2013%		December 31, 2012%

Noninterest-bearing demand	$89,565,889	11.41%	$102,319,581	12.47%
Interest-bearing:
Demand	65,617,584	8.36%	67,351,757	8.21%
Money market deposits	197,028,997	25.11%	209,813,301	25.58%
Savings	37,556,048	4.79%	35,291,646	4.30%
Certificates of deposit	394,912,719	50.33%	405,454,003	49.43%
Total interest-bearing	695,115,348	88.59%	717,910,707	87.53%

Total deposits	$784,681,237	100.00%	$820,230,288	100.00%

Deposits decreased $35,549,051 or 4.33%, to $784,681,237 at June 30, 2013 compared to $820,230,288 at December 31, 2012. The decrease in deposits was driven primarily by seasonal customer deposit activity consistent with normal fluctuations of customer accounts.

During the last two years, the Bank’s focus has been on increasing transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. As of June 30, 2013 the Bank’s deposit funding consisted of 49.67% transaction accounts compared to 46.40% at June 30, 2012 and 50.33% at December 31, 2012. Average noninterest bearing deposits increased $15.7 million for the first six months of 2013 to $83.1 million from $67.4 million for the first six months of 2012. During the same timeframe, average time deposits decreased $43.1 million from $443.4 million to $400.3 million. Long-term debt increased $9,974,555 from $60,527,208 at December 31, 2012 to $70,501,763 at June 30, 2013. During the first quarter of 2013, the Company added $10 million in Federal Home Loan Bank advances with a four-year maturity and an interest rate of 0.87%.

The most recent FDIC Annual Summary of Deposit Survey for deposits held on June 30, 2012 indicated that the Bank is now the largest overall deposit holder with a market share of 20.00% in the Tri-County area which includes Charles, St. Mary’s and Calvert counties. Increasing deposit market share and core deposit relationships contributed significantly to the Bank’s reduction of funding costs.

	June 30, 2013	December 31, 2012	$ Change	% Change
Stockholders' Equity	(Unaudited)

Preferred Stock at par of $1,000	$20,000,000	$20,000,000	$-	0.00%
Common Stock at par of $0.01	30,455	30,524	(69)	(0.23%)
Additional paid in capital	18,222,907	17,873,560	349,347	1.95%
Retained earnings	44,283,597	41,986,633	2,296,964	5.47%
Accumulated other comprehensive gain (loss)	(679,594)	139,184	(818,778)	(588.27%)
Unearned ESOP shares	(784,895)	(982,640)	197,745	(20.12%)
Total Stockholders' Equity	$81,072,470	$79,047,261	$2,025,209	2.56%

During the six months ended June 30, 2013, stockholders’ equity increased $2,025,209 to $81,072,470. The increase in stockholders’ equity was due to net income of $3,303,840 and net stock related activities of $249,385 partially offset by quarterly common dividends paid of $609,238, quarterly preferred stock dividends of $100,000 and adjustments to other comprehensive income of $818,778. Other comprehensive losses increased during the second quarter primarily due to market valuation adjustments of the Company’s available for sale (AFS) asset-backed securities portfolio as a result of increases in long-term interest rates. The Company believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to and has the ability to hold these securities to maturity. Increases in common stockholders' equity to $61,072,470 at June 30, 2013 have resulted in a book value of $20.05 per common share. The Company remains well-capitalized at June 30, 2013 with a Tier 1 capital to average asset ratio of 9.77%.

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

Cash, federal funds sold, and interest-bearing deposits with banks as of June 30, 2013 totaled $15,575,718, an increase of $4,280,063 or 37.89%, from the December 31, 2012 total of $11,295,655. The increase in cash was primarily due to cash generated from net income, net proceeds received from maturing investment securities, an excess of principal collected on loans over loan originations and increases in short-term and long-term borrowings. These increases to cash were partially offset by a net decrease in deposits.

During the first six months of 2013, all financing activities used $3,290,476 in cash compared to $9,913,246 in cash used for the same period in 2012. The Bank used $6,622,770 less cash for financing activities in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in borrowings partially offset by a net decrease in deposits. The Bank borrowed $33,000,000 for the six months ended June 30, 2013 compared to $3,000,000 for the six months ended June 30, 2012. Customer deposits for the six months ended June 30, 2013 decreased $35,549,051 compared to a decrease in deposits of $11,478,877 for the six months ended June 30, 2012. The Company moved to a quarterly dividend in 2013 and as a result used $612,333 less cash to pay dividends of $709,238 during the six months ended June 30, 2013 compared to $1,321,571 for the six months ended June 30, 2012. Other financing activities increased cash provided $80,611.

Operating activities provided cash of $3,134,962 for six months ended June 30, 2013 compared to $5,163,197 of cash provided in the same period of 2012, a decrease in cash of $2,028,235 from the comparable period in 2012. Cash decreased primarily due to decreases in other assets and the provision for loan losses and a decrease in accrued expenses partially offset by an increase in net income.

Investing activities provided cash of $4,435,577 for six months ended June 30, 2013 compared to $2,349,746 of cash used for the same period of 2012. The increase in cash of $6,785,323 was primarily due to the growth in the excess of principal payments collected over loan originations which resulted in $28,136,939 of cash provided variance. For the six months ended June 30, 2012, loans originated exceeded principal collected by $26,623,048 compared to the six months ended June 30, 2013, in which loans originated were less than principal collected by $1,513,891. Additionally, net cash provided increased $3,247,595 for the six months ended June 30, 2013, as 2012 incurred costs were expended in 2012 for premises and equipment related to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. These increases to cash were offset by a decrease in net cash provided from investment transactions from $27,377,564 of cash provided for the six months ended June 30, 2012 to $3,066,385 of cash provided for the six months ended June 30, 2013. Additionally cash decreased $288,032 due to a reduction in net proceeds from sales of OREO and asset disposals.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2013 and December 31, 2012, respectively are presented in the following tables.

At June 30, 2013	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$101,832	13.07%	$62,282	8.00%
The Bank	$100,224	12.89%	$62,170	8.00%	$77,712	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$93,752	12.03%	$31,141	4.00%
The Bank	$92,144	11.85%	$31,085	4.00%	$46,627	6.00%

Tier 1 Capital (to average assets)
The Company	$93,752	9.77%	$38,364	4.00%
The Bank	$92,144	9.62%	$38,308	4.00%	$47,886	5.00%

At December 31, 2012	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$99,280	12.84%	$61,842	8.00%
The Bank	$96,600	12.55%	$61,586	8.00%	$76,983	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$90,908	11.76%	$30,921	4.00%
The Bank	$88,228	11.46%	$30,793	4.00%	$46,190	6.00%

Tier 1 Capital (to average assets)
The Company	$90,908	9.39%	$38,723	4.00%
The Bank	$88,228	9.14%	$38,595	4.00%	$48,244	5.00%

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

The allowance for loan loss balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance is comprised of a specific and a general component. The specific component consists of management’s evaluation of certain classified impaired and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of June 30, 2013, 80,074 shares were available to be repurchased under the repurchase program. The following schedule provides repurchases for the three months ended June 30, 2013.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2013	1,454	$18.39	1,454	88,714
May 1-31, 2013	3,734	18.27	3,734	84,980
June 1-30, 2013	4,906	18.45	4,906	80,074
Total	10,094	$18.37	10,094	80,074

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit	10.1 – Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham
Exhibit	10.2 – Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli
Exhibit	10.3 – First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli
Exhibit	31 - Rule 13a-14(a) Certifications
Exhibit	32 - Section 1350 Certifications
Exhibit	101.0* - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANCIAL CORPORATION

Date: August 14, 2013	By: /s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: August 14, 2013	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer

