Form 10-Q
period 2013-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2013-11-07
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-18279

The Community Financial Corporation

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

Yes ☐         No ☒

As of October 30, 2013, the registrant had 4,647,324 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

THE COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$23,269,755	$10,696,653
Federal funds sold	-	190,000
Interest-bearing deposits with banks	3,626,750	409,002
Securities available for sale (AFS), at fair value	50,869,490	47,205,663
Securities held to maturity (HTM), at amortized cost	91,349,615	112,619,434
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	5,593,100	5,476,050
Loans receivable - net of allowance for loan losses of $8,079,277 and $8,246,957	759,880,727	747,640,752
Premises and equipment, net	19,272,212	19,782,236
Other real estate owned (OREO)	7,058,504	6,891,353
Accrued interest receivable	2,850,066	2,904,325
Investment in bank owned life insurance	19,195,355	18,730,580
Other assets	9,938,081	9,093,164
Total Assets	$992,903,655	$981,639,212

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$107,856,339	$102,319,581
Interest-bearing deposits	709,391,120	717,910,707
Total deposits	817,247,459	820,230,288
Short-term borrowings	2,640,000	1,000,000
Long-term debt	70,488,848	60,527,208
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000,000	12,000,000
Accrued expenses and other liabilities	8,379,012	8,834,455
Total Liabilities	910,755,319	902,591,951

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000,000	20,000,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 3,048,439 and 3,052,416 shares, respectively	30,484	30,524
Additional paid in capital	18,275,729	17,873,560
Retained earnings	45,626,970	41,986,633
Accumulated other comprehensive gain (loss)	(910,940)	139,184
Unearned ESOP shares	(873,907)	(982,640)
Total Stockholders' Equity	82,148,336	79,047,261
Total Liabilities and Stockholders' Equity	$992,903,655	$981,639,212

See notes to Consolidated Financial Statements

THE COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$9,340,139	$9,113,063	$27,703,885	$27,624,323
Taxable interest and dividends on investment securities	631,652	768,611	1,852,692	2,465,529
Interest on deposits with banks	3,268	4,982	8,552	7,730
Total Interest and Dividend Income	9,975,059	9,886,656	29,565,129	30,097,582

Interest Expense
Deposits	1,335,916	2,001,535	4,332,351	6,630,820
Short-term borrowings	4,237	298	12,930	12,483
Long-term debt	532,833	537,216	1,569,247	1,684,772
Total Interest Expense	1,872,986	2,539,049	5,914,528	8,328,075

Net Interest Income	8,102,073	7,347,607	23,650,601	21,769,507
Provision for loan losses	285,610	746,075	640,210	1,523,580
Net Interest Income After Provision For Loan Losses	7,816,463	6,601,532	23,010,391	20,245,927

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	55,620	280,456	374,769	663,897
Gain on sale of asset	-	-	11,000	-
Net gain (losses) on sale of OREO	215,345	-	215,345	(96,917)
Income from bank owned life insurance	156,348	157,177	464,775	476,294
Service charges	661,134	528,420	1,764,314	1,530,323
Gain on sale of loans held for sale	30,769	336,384	546,819	471,725
Total Noninterest Income	1,119,216	1,302,437	3,377,022	3,045,322

Noninterest Expense
Salary and employee benefits	3,737,000	3,492,524	10,883,606	9,982,603
Occupancy expense	504,627	487,233	1,556,877	1,389,024
Advertising	118,421	86,020	391,152	345,111
Data processing expense	237,054	329,005	967,368	1,118,598
Professional fees	293,028	177,818	754,719	746,322
Depreciation of furniture, fixtures, and equipment	191,320	188,870	580,842	486,159
Telephone communications	45,787	45,563	148,516	137,649
Office supplies	41,689	52,751	151,157	186,741
FDIC Insurance	284,591	201,607	858,860	1,092,809
Valuation allowance on OREO	170,560	31,050	500,536	657,226
Other	621,650	508,343	1,701,338	1,719,647
Total Noninterest Expense	6,245,727	5,600,784	18,494,971	17,861,889

Income before income taxes	2,689,952	2,303,185	7,892,442	5,429,360
Income tax expense	987,111	830,244	2,885,761	1,910,014
Net Income	$1,702,841	$1,472,941	$5,006,681	$3,519,346
Preferred stock dividends	50,000	50,000	150,000	150,000
Net Income Available to Common Shareholders	$1,652,841	$1,422,941	$4,856,681	$3,369,346

Net Income	$1,702,841	$1,472,941	$5,006,681	$3,519,346
Net unrealized holding gains (losses) arising during period, net of tax	(231,346)	68,791	(1,050,124)	76,542
Comprehensive Income	$1,471,495	$1,541,732	$3,956,557	$3,595,888

Earnings Per Common Share
Basic	$0.55	$0.47	$1.61	$1.11
Diluted	$0.55	$0.47	$1.60	$1.10
Cash dividends paid per common share	$0.10	$-	$0.30	$0.40

See notes to Consolidated Financial Statements

THE COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities
Net income	$5,006,681	$3,519,346
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	640,210	1,523,580
Depreciation and amortization	965,380	845,804
Loans originated for resale	(20,903,681)	(9,987,050)
Proceeds from sale of loans originated for sale	21,326,491	10,383,776
Gain on sale of loans held for sale	(546,819)	(471,725)
Net (gains) losses on the sale of OREO	(215,345)	96,917
Gain on sale of asset	(11,000)	-
Net amortization of premium/discount on investment securities	440,932	308,509
Increase in OREO valuation allowance	500,536	657,226
Increase in cash surrender of bank owned life insurance	(464,775)	(476,293)
Deferred income tax benefit	(128,314)	(773,527)
Decrease (Increase) in accrued interest receivable	54,259	(39,413)
Stock based compensation	249,129	263,088
Decrease in deferred loan fees	215,478	104,942
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(455,443)	441,789
(Increase) Decrease in other assets	(165,764)	2,411,207
Net Cash Provided by Operating Activities	6,507,955	8,808,176

Cash Flows from Investing Activities
Purchase of AFS investment securities	(13,486,742)	(10,101,789)
Proceeds from redemption or principal payments of AFS investment securities	8,091,820	15,465,959
Purchase of HTM investment securities	(11,682,813)	(11,249,535)
Proceeds from maturities or principal payments of HTM investment securities	32,651,698	39,413,413
Net (increase) decrease of FHLB and FRB stock	(117,050)	155,250
Loans originated or acquired	(182,200,307)	(173,628,906)
Principal collected on loans	168,063,366	147,989,755
Purchase of premises and equipment	(455,356)	(4,253,518)
Proceeds from sale of OREO	712,945	344,512
Proceeds from disposal of asset	11,000	-

Net Cash Provided by Investing Activities	1,588,561	4,135,141

THE COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (continued)

	Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Financing Activities
Net decrease in deposits	$(2,982,829)	$(4,265,600)
Proceeds from long-term borrowings	10,000,000	-
Payments of long-term borrowings	(38,360)	(36,854)
Net increase in short term borrowings	1,640,000	-
Exercise of stock options	125,222	67,391
Dividends Paid	(1,063,992)	(1,371,571)
Net change in unearned ESOP shares	126,812	(1,942)
Redemption of common stock	(302,519)	(257,935)
Net Cash Provided by (Used in) Financing Activities	7,504,334	(5,866,511)
Increase in Cash and Cash Equivalents	$15,600,850	$7,076,806

Cash and Cash Equivalents - January 1	11,295,655	19,118,189
Cash and Cash Equivalents - September 30	$26,896,505	$26,194,995

Supplemental Disclosures of Cash Flow Information
Cash paid during the nine months for:
Interest	$5,856,848	$8,340,170
Income taxes	$3,164,596	$1,470,590

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$249,129	$263,088
Transfer from loans to OREO	$1,390,286	$2,165,376

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1. BASIS OF PRESENTATION

General - The consolidated financial statements of The Community Financial Corporation (formerly Tri-County Financial Corporation) (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (formerly Community Bank of Tri-County) (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. The Bank conducts business through its main office in Waldorf, Maryland, and ten branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Dahlgren, Virginia. Effective October 18, 2013, the Company changed its name from Tri-County Financial Corporation and the Bank changed its name from Community Bank of Tri-County. The new names reflect the Bank's recent expansion into the Northern Neck of Virginia. The name of the holding company changed to better align the parent company name with that of the Bank.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2012 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2013 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2012 Annual Report.

In October 2013, the Company completed a stock offering and issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional capital raise was completed in the fourth quarter 2013 and is not reflected in the financial statements as of September 30, 2013.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three and nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis.

	September 30, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
Collateralized Mortgage Obligations ("CMOs")	$46,471,000	$-	$46,471,000	$-
Mortgage Backed Securities ("MBS")	198,713	-	198,713	-
Corporate equity securities	38,698	-	38,698	-
Bond mutual funds	4,161,079	-	4,161,079	-
Total available for sale securities	$50,869,490	$-	$50,869,490	$-

	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$42,655,799	$-	$42,655,799	$-
MBS	231,386	-	231,386	-
Corporate equity securities	37,332	-	37,332	-
Bond mutual funds	4,281,146	-	4,281,146	-
Total available for sale securities	$47,205,663	$-	$47,205,663	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the tables below.

	September 30, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,411,781	$-	$3,411,781	$-
Residential first mortgage	530,170	-	530,170	-
Commercial loans	429,000	-	429,000	-
Total loans with impairment	$4,370,951	$-	$4,370,951	$-

Other real estate owned	$7,058,504	$-	$7,058,504	$-

	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,028,534	$-	$2,028,534	$-
Residential first mortgage	602,290	-	602,290	-
Commercial loans	94,355	-	94,355	-
Total loans with impairment	$2,725,179	$-	$2,725,179	$-

Other real estate owned	$6,891,353	$-	$6,891,353	$-

Loans with impairment have unpaid principal balances of $5,415,721 and $4,272,836 at September 30, 2013 and December 31, 2012, respectively, and include impaired loans with a specific allowance.

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

5. EARNINGS PER COMMON SHARE (EPS)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of September 30, 2013 and 2012, there were 101,549 and 187,367 shares, respectively, excluded from the diluted net income per share computation because the exercise price of the stock options were greater than the market price, and thus were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$1,702,841	$1,472,941	$5,006,681	$3,519,346
Less: dividends paid and accrued on preferred stock	(50,000)	(50,000)	(150,000)	(150,000)
Net income available to common shareholders	$1,652,841	$1,422,941	$4,856,681	$3,369,346

Average number of common shares outstanding	2,997,401	3,044,556	3,016,793	3,042,645
Effect of dilutive options	24,981	8,693	25,295	13,026
Average number of shares used to calculate diluted EPS	3,022,382	3,053,249	3,042,088	3,055,671

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

Stock-based compensation expense totaled $159,089 and $91,826 for the nine months ended September 30, 2013 and 2012, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the nine months ended September 30, 2013 and 2012 included director compensation of $3,320 and $18,128, respectively, for stock granted in lieu of cash compensation for board fees. All outstanding options are fully vested and the Company has not granted any stock options since 2007.

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

The following tables below summarize outstanding and exercisable options at September 30, 2013 and December 31, 2012.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164,304
Granted at fair value	-	-
Exercised	(16,009)	13.63	73,518
Expired	-
Forfeited	(2)	13.05
Outstanding at September 30, 2013	220,048	$18.84	$478,620	0.8

Exercisable at September 30, 2013	220,048	$18.84	$478,620	0.8

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
	Shares	Price	Value	Years

Outstanding at January 1, 2012	264,156	$17.90	$175,911
Granted at fair value	-	-
Exercised	(24,780)	12.25	88,607
Expired	-
Forfeited	(3,317)	18.25

Outstanding at December 31, 2012	236,059	$18.49	$164,304	1.0

Exercisable at December 31, 2012	236,059	$18.49	$164,304	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
September 30, 2013	Remaining Contractual Life	Exercise Price

39,668	1 years	$12.97
78,831	2 years	15.89
80,138	3 years	22.29
21,411	4 years	27.70
220,048		$18.84

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $478,620 and $164,304 at September 30, 2013 and December 31, 2012, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.95 and $15.98 per share at September 30, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at September 30, 2013 and December 31, 2012, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	16.87
Vested	(16,678)	16.35	(3,106)	15.98

Nonvested at September 30, 2013	20,547	$16.63	4,210	$18.95

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2012	8,113	$16.47	6,845	$15.00
Granted	23,281	15.21	2,105	15.98
Vested	(7,825)	15.20	(3,739)	14.80

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98

7. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, if the Company had not increased its QSBL from the baseline as of the quarter ending September 30, 2013, the Company would have been required to pay to the Secretary, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock. At September 30, 2013, the Company had increased its QSBL from the baseline so that the dividend rate should remain at 1% through four and one half years from issuance.

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

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of year	$6,891,353	$5,028,513	$5,028,513
Additions of underlying property	1,390,286	2,165,375	4,020,494
Disposals of underlying property	(722,599)	(441,429)	(1,483,449)
Valuation allowance	(500,536)	(657,226)	(674,205)
Balance at end of period	$7,058,504	$6,095,233	$6,891,353

During the nine months ended September 30, 2013, the Bank recognized $215,345 in gains on the sale of OREO which consisted of the sale of four properties for net proceeds of $712,944 and net losses of $9,655 and the recognition of $225,000 of previously deferred gain from the sale of an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. During the nine months ended September 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $344,512 and recognized net losses of $96,917.

Expenses applicable to OREO assets include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Valuation allowance	$170,560	$31,050	$500,536	$657,226
Operating expenses	41,080	54,529	105,168	85,374
	$211,640	$85,579	$605,704	$742,600

Operating expenses for the nine months ended September 30, 2012 included $7,600 in deposits refunded on sold foreclosed real estate.

10. SECURITIES

	September 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$181,968	$16,745	$-	$198,713
Residential CMOs	47,721,616	75,448	1,326,064	46,471,000
Corporate equity securities	37,310	1,572	184	38,698
Bond mutual funds	4,078,129	82,950	-	4,161,079
Total securities available for sale	$52,019,023	$176,715	$1,326,248	$50,869,490

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$23,722,148	$684,723	$186,163	$24,220,708
Residential CMOs	63,583,106	385,242	864,471	63,103,877
Asset-backed securities issued by Others:
Residential CMOs	3,294,474	100,907	418,975	2,976,406
Total debt securities held to maturity	90,599,728	1,170,872	1,469,609	90,300,991

U.S. government obligations	749,887	75	-	749,962
Total securities held to maturity	$91,349,615	$1,170,947	$1,469,609	$91,050,953

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$198,400	$32,986	$-	$231,386
Residential CMOs	42,507,542	266,775	118,518	42,655,799
Corporate equity securities	37,310	306	284	37,332
Bond mutual funds	4,012,609	268,537	-	4,281,146
Total securities available for sale	$46,755,861	$568,604	$118,802	$47,205,663

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$31,239,176	$1,237,277	$-	$32,476,453
Residential CMOs	76,191,199	715,620	97,998	76,808,821
Asset-backed securities issued by Others:				-
Residential CMOs	4,439,118	197,028	484,343	4,151,803
Total debt securities held to maturity	111,869,493	2,149,925	582,341	113,437,077

U.S. government obligations	749,941	-	-	749,941
Total securities held to maturity	$112,619,434	$2,149,925	$582,341	$114,187,018

At September 30, 2013, certain asset-backed securities with an aggregate carrying value of $36.7 million were pledged to secure certain deposits. At September 30, 2013, asset-backed securities with an aggregate carrying value of $2.9 million were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta.

At September 30, 2013, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 5.12 years and an average duration of 4.68 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 5.54 years and an average duration of 5.14 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the three and nine months ended September 30, 2013 and for the year ended December 31, 2012. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At September 30, 2013, the CMO issue had a par value of $889,000, a market fair value of $611,000 and a carrying value of $511,000.

During the fourth quarter of the year ended December 31, 2012, the Company recognized net losses on the sale of securities of $3,736. The Company sold one AFS security with a carrying value of $1,469,911 and three HTM securities with aggregate carrying values of $3,796,011, recognizing a gain of $153,417 and losses of $157,153, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320-10-25-6 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the three and nine months ended September 30, 2013 and 2012, respectively.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at September 30, 2013 are as follows:

September 30, 2013	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$33,460,034	$1,098,769	$5,623,802	$227,295	$39,083,836	$1,326,064
Corporate equity securities	126	184	-	-	126	184
	$33,460,160	$1,098,953	$5,623,802	$227,295	$39,083,962	$1,326,248

At September 30, 2013, the AFS investment portfolio had an estimated fair value of $50,869,490, of which $39,083,962 or 77% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses are predominantly mortgage-backed securities issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1,326,064 or 2.77% of the portfolio amortized cost of $47,903,584. AFS asset-backed securities issued by GSEs with unrealized losses have an average life of 5.22 years and an average duration of 4.74 years. We believe that the securities will either recover in market value or be paid off as agreed.

At December 31, 2012, the AFS investment portfolio had a fair value of $47,205,663 with unrealized losses from their amortized cost of $118,802. Asset-backed securities and corporate securities with unrealized losses had a fair value of $11,956,182 and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2013 are as follows:

September 30, 2013	Less Than 12		More Than 12
	Months		Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$41,773,548	$1,029,248	$3,300,948	$21,386	$45,074,496	$1,050,634
Asset-backed securities issued by other	-	-	2,258,562	418,975	2,258,562	418,975
	$41,773,548	$1,029,248	$5,559,510	$440,362	$47,333,058	$1,469,609

At September 30, 2013, the HTM investment portfolio had an estimated fair value of $91,050,953, of which $47,333,058 or 52%, of the securities had some unrealized losses from their amortized cost. Of these securities, $45,074,496 or 95%, are mortgage-backed securities issued by GSEs and the remaining $2,258,562 or 5%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1,050,634 or 1.20% of the portfolio amortized cost of $87,305,254. HTM asset-backed securities issued by GSEs with unrealized losses have an average life of 6.02 years and an average duration of 5.56 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $418,975, or 12.72% of the portfolio amortized cost of $3,294,474. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.24 years and an average duration of 3.27 years.

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

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at September 30, 2013 and December 31, 2012 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

September 30, 2013		December 31. 2012
Credit Rating	Amount	Credit Rating	Amount
AAA	$133,974,968	AAA	$150,317,560
A+	-	A+	-
A	-	A	110,780
BBB	635,920	BBB	978,043
BBB-	106,045	BBB-	322,329
BB+	-	BB+	-
BB	836,679	BB	1,069,517
BB-	-	BB-	68,604
B+	66,873	B+	1,008,126
CCC+	874,410	CCC+	-
CCC	774,547	CCC	881,719
Total	$137,269,442	Total	$154,756,678

11. LOANS

Loans consist of the following:

	September 30, 2013	December 31, 2012

Commercial real estate	$445,662,038	$419,667,312
Residential first mortgages	161,861,710	177,663,354
Construction and land development	31,113,145	31,818,782
Home equity and second mortgages	21,711,980	21,982,375
Commercial loans	86,504,220	88,157,606
Consumer loans	901,800	995,206
Commercial equipment	21,085,197	16,267,684
	768,840,090	756,552,319
Less:
Deferred loan fees	880,086	664,610
Allowance for loan loss	8,079,277	8,246,957
	8,959,363	8,911,567

	$759,880,727	$747,640,752

At September 30, 2013, the Bank’s allowance for loan losses totaled $8,079,277, or 1.05% of loan balances, as compared to $8,246,957, or 1.09% of loan balances, at December 31, 2012. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At December 31, 2012, gross loans included $1,454,757 from the sales of OREO property that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The deferred gain balance was $225,000 at December 31, 2012. The Bank recognized the deferred gain of $225,000 during the three months ended September 30, 2013 as the transaction qualified for full accrual sales treatment under ASC Topic 360-20-40.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at September 30, 2013 and December 31, 2012. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

Non-accrual and Past Due Loans

Non-accrual loans as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	90 or Greater Days Delinquent	Number of Loans	Non-accrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$2,947,607	9	$3,728,175	2	$6,675,782	11
Residential first mortgages	2,155,122	7	565,802	3	2,720,924	10
Commercial loans	5,670,331	10	-	-	5,670,331	10
Consumer loans	-	-	31,935	1	31,935	1
Commercial equipment	316,662	5	-	-	316,662	5
	$11,089,722	31	$4,325,912	6	$15,415,634	37

	December 31, 2012
	90 or Greater Days Delinquent	Number of Loans	Non-accrual Performing Loans	Number of Loans	Total Dollars	Total Number of Loans

Commercial real estate	$1,527,844	7	$3,802,947	2	$5,330,791	9
Residential first mortgages	3,169,404	10	569,693	3	3,739,097	13
Home equity and second mortgages	71,296	2	-	-	71,296	2
Commercial loans	3,732,090	11	-	-	3,732,090	11
Consumer loans	-	-	51,748	1	51,748	1
Commercial equipment	216,383	4	-	-	216,383	4
	$8,717,017	34	$4,424,388	6	$13,141,405	40

The Bank categorized six performing loans totaling $4,325,912 and $4,424,388 as non-accrual loans at September 30, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of September 30, 2013, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12,932,327 and $11,371,542 at September 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at September 30, 2013 and December 31, 2012 was $432,916 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,483,307 and $1,769,863 at September 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at September 30, 2013 and December 31, 2012 was $180,751 and $182,106, respectively.

An analysis of past due loans as of September 30, 2013 and December 31, 2012 was as follows:

September 30, 2013	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$440,735,812	$-	$1,978,619	$2,947,607	$4,926,226	$445,662,038
Residential first mortgages	159,568,816	-	137,772	2,155,122	2,292,894	161,861,710
Construction and land dev.	30,786,474	326,671	-	-	326,671	31,113,145
Home equity and second mortgages	21,388,847	199,217	123,916	-	323,133	21,711,980
Commercial loans	80,633,889	200,000	-	5,670,331	5,870,331	86,504,220
Consumer loans	898,574	3,226	-	-	3,226	901,800
Commercial equipment	20,730,853	37,682	-	316,662	354,344	21,085,197
Total	$754,743,265	$766,796	$2,240,307	$11,089,722	$14,096,825	$768,840,090

December 31, 2012
Commercial real estate	$416,721,658	$-	$1,417,810	$1,527,844	$2,945,654	$419,667,312
Residential first mortgages	173,593,886	97,307	802,757	3,169,404	4,069,468	177,663,354
Construction and land dev.	31,818,782	-	-	-	-	31,818,782
Home equity and second mortgages	21,499,018	350,715	61,346	71,296	483,357	21,982,375
Commercial loans	84,384,426	-	41,090	3,732,090	3,773,180	88,157,606
Consumer loans	983,094	9,363	2,749	-	12,112	995,206
Commercial equipment	15,659,007	371,921	20,373	216,383	608,677	16,267,684
Total	$744,659,871	$829,306	$2,346,125	$8,717,017	$11,892,448	$756,552,319

There were no accruing loans 90 days or greater past due at September 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, and the year ended December 31, 2012 and loan receivable balances at September 30, 2013 and September 30, 2012, respectively, and at December 31, 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at July 1,	$3,358,001	$1,960,882	$600,525	$364,281	$1,519,332	$13,972	$216,560	$8,033,553
Charge-offs	(140,048)	(80,110)	(50)	(155)	(28,576)	(1,012)	(31)	(249,982)
Recoveries	-	154	-	-	168	28	9,746	10,096
Provisions	311,035	(177,787)	(131,581)	(45,812)	272,009	1,539	56,207	285,610
Balance at September 30,	$3,528,988	$1,703,139	$468,894	$318,314	$1,762,933	$14,527	$282,482	$8,079,277
At and For the Nine Months Ended September 30, 2013
Allowance for loan losses:
Balance at January 1,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Charge-offs	(140,048)	(139,048)	(36,012)	(111,038)	(434,149)	(10,003)	(22,008)	(892,306)
Recoveries	-	11,054	-	-	12,059	2,010	59,293	84,416
Provisions	(420,798)	747,905	(28,524)	149,533	235,999	3,179	(47,084)	640,210
Balance at September 30,	$3,528,988	$1,703,139	$468,894	$318,314	$1,762,933	$14,527	$282,482	$8,079,277
Ending balance: individually evaluated for impairment	$559,333	$170,741	$-	$-	$291,821	$-	$22,875	$1,044,770
Ending balance: collectively evaluated for impairment	$2,969,655	$1,532,398	$468,894	$318,314	$1,471,112	$14,527	$259,607	$7,034,507
Loan receivables:
Ending balance	$445,662,038	$161,861,710	$31,113,145	$21,711,980	$86,504,220	$901,800	$21,085,197	$768,840,090
Ending balance: individually evaluated for impairment	$19,856,516	$3,882,548	$5,349,737	$58,000	$11,054,771	$31,935	$316,662	$40,550,169
Ending balance: collectively evaluated for impairment	$425,805,522	$157,979,162	$25,763,408	$21,653,980	$75,449,449	$869,865	$20,768,535	$728,289,921

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2012
Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(486,431)	(10,987)	(140,835)	(210,753)	(1,003,824)	(4,994)	(168,802)	(2,026,626)
Recoveries	-	37,524	-	-	51,350	987	-	89,861
Provisions	2,051,066	517,486	319,880	347,029	(948,796)	4,229	237,787	2,528,681
Balance at December 31,	$4,089,834	$1,083,228	$533,430	$279,819	$1,949,024	$19,341	$292,281	$8,246,957
Ending balance: individually evaluated for impairment	$785,878	$403,475	$-	$-	$353,883	$-	$4,421	$1,547,657
Ending balance: collectively evaluated for impairment	$3,303,956	$679,753	$533,430	$279,819	$1,595,141	$19,341	$287,860	$6,699,300
Loan receivables:
Ending balance	$419,667,312	$177,663,354	$31,818,782	$21,982,375	$88,157,606	$995,206	$16,267,684	$756,552,319
Ending balance: individually evaluated for impairment	$21,618,890	$3,367,827	$4,877,868	$291,000	$8,778,681	$51,748	$4,421	$38,990,435
Ending balance: collectively evaluated for impairment	$398,048,422	$174,295,527	$26,940,914	$21,691,375	$79,378,925	$943,458	$16,263,263	$717,561,884

	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at July 1,	$3,478,458	$901,505	$596,854	$212,791	$1,968,491	$18,316	$287,722	$7,464,137
Charge-offs	(50,034)	(10,991)	(5,995)	(46,989)	(413)	-	(90)	(114,512)
Recoveries	-	429	-	-	23	-	-	452
Provisions	683,311	(3,991)	40,378	18,402	(14,062)	1,505	20,532	746,075
Balance at September 30,	$4,111,735	$886,952	$631,237	$184,204	$1,954,039	$19,821	$308,164	$8,096,152
At and For the Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at January 1,	$2,525,199	$539,205	$354,385	$143,543	$3,850,294	$19,119	$223,296	$7,655,041
Charge-offs	(171,867)	(10,991)	(5,995)	(88,931)	(693,461)	(999)	(149,884)	(1,122,128)
Recoveries	-	37,676	-	-	1,983	-	-	39,659
Provisions	1,758,403	321,062	282,847	129,592	(1,204,777)	1,701	234,752	1,523,580
Balance at September 30,	$4,111,735	$886,952	$631,237	$184,204	$1,954,039	$19,821	$308,164	$8,096,152
Ending balance: individually evaluated for impairment	$1,122,590	$247,541	$134,500	$21,855	$499,654	$-	$4,715	$2,030,855
Ending balance: collectively evaluated for impairment	$2,989,145	$639,411	$496,737	$162,349	$1,454,385	$19,821	$303,449	$6,065,297
Loan receivables:
Ending balance	$406,261,770	$176,825,516	$31,639,206	$21,940,441	$86,057,488	$1,047,046	$17,246,112	$741,017,579
Ending balance: individually evaluated for impairment	$23,039,920	$4,011,851	$5,217,025	$293,855	$12,972,808	$60,925	$4,715	$45,601,099
Ending balance: collectively evaluated for impairment	$383,221,850	$172,813,665	$26,422,181	$21,646,586	$73,084,680	$986,121	$17,241,397	$695,416,480

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

Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans classified substandard, doubtful and loss as classified assets for regulatory and financial reporting.

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

Credit quality indicators as of September 30, 2013 and December 31, 2012 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Unrated	$63,842,162	$59,930,126	$4,339,477	$4,330,321
Pass	351,452,830	329,882,941	18,631,753	19,752,749
Special mention	5,790,532	4,880,758	-	-
Substandard	24,576,514	24,973,487	8,141,915	7,735,712
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$445,662,038	$419,667,312	$31,113,145	$31,818,782

	Commercial Loans		Commercial Equipment
	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Unrated	$11,401,481	$11,627,726	$5,938,295	$5,082,713
Pass	60,365,389	64,436,809	15,121,129	11,180,550
Special mention	402,000	-	2,898	-
Substandard	14,335,350	12,093,071	22,875	4,421
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$86,504,220	$88,157,606	$21,085,197	$16,267,684

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Performing	$159,706,588	$174,493,950	$21,711,980	$21,911,079	$901,800	$995,206
Nonperforming	2,155,122	3,169,404	-	71,296	-	-
Total	$161,861,710	$177,663,354	$21,711,980	$21,982,375	$901,800	$995,206

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2013 and September 30, 2012, respectively, and at December 31, 2012 were as follows:

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Nine Month Average Recorded Investment	Nine Month Interest Income Recognized
Commercial real estate	$20,025,629	$15,885,402	$3,971,114	$19,856,516	$559,333	$20,010,465	$207,372	$20,162,244	$631,913
Residential first mortgages	3,882,548	3,181,637	700,911	3,882,548	170,741	3,910,884	30,371	3,919,666	96,616
Construction and land dev.	5,349,737	5,349,737	-	5,349,737	-	5,363,126	77,157	5,311,703	223,963
Home equity and second mtg.	58,000	58,000	-	58,000	-	120,000	1,486	216,556	6,016
Commercial loans	11,054,771	10,333,950	720,821	11,054,771	291,821	11,028,319	66,604	10,967,594	292,138
Consumer loans	31,935	31,935	-	31,935	-	36,393	1,112	43,199	2,759
Commercial equipment	335,563	293,787	22,875	316,662	22,875	336,106	1,238	350,886	7,740
Total	$40,738,183	$35,134,448	$5,415,721	$40,550,169	$1,044,770	$40,805,293	$385,340	$40,971,848	$1,261,145

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$21,618,890	$18,804,478	$2,814,412	$21,618,890	$785,878	$22,501,842	$1,119,715
Residential first mortgages	3,367,827	2,362,062	1,005,765	3,367,827	403,475	3,388,867	157,595
Construction and land dev.	4,877,868	4,877,868	-	4,877,868	-	4,792,982	276,260
Home equity and second mtg.	291,000	291,000	-	291,000	-	221,000	6,783
Commercial loans	8,778,681	8,330,442	448,238	8,778,681	353,883	9,153,074	284,095
Consumer loans	51,748	51,748	-	51,748	-	64,459	5,284
Commercial equipment	4,421	-	4,421	4,421	4,421	5,112	318
Total	$38,990,435	$34,717,598	$4,272,836	$38,990,435	$1,547,657	$40,127,336	$1,850,050

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Nine Month Average Recorded Investment	Nine Month Interest Income Recognized
Commercial real estate	$23,497,570	$19,699,656	$3,340,264	$23,039,920	$1,122,590	$23,128,253	$282,740	$23,257,586	$872,500
Residential first mortgages	4,011,851	2,347,285	1,664,567	4,011,851	247,541	4,021,446	35,750	4,025,659	121,746
Construction and land dev.	5,217,025	5,082,525	134,500	5,217,025	134,500	5,145,911	90,653	5,701,121	205,509
Home equity and second mtg.	293,855	272,000	21,855	293,855	21,855	246,399	1,870	220,572	5,373
Commercial loans	13,572,808	12,196,993	775,815	12,972,808	499,654	13,486,660	105,044	13,871,661	321,821
Consumer loans	60,925	60,925	-	60,925	-	63,492	1,557	70,365	4,500
Commercial equipment	4,715	-	4,715	4,715	4,715	4,909	83	5,309	266
Total	$46,658,749	$39,659,384	$5,941,716	$45,601,099	$2,030,855	$46,097,070	$517,697	$47,152,273	$1,531,715

TDRs, included in the impaired loan schedules above, as of September 30, 2013 and December 31, 2012, respectively were as follows:

	September 30, 2013		December 31, 2012
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$3,152,197	8	$3,097,214	7
Residential first mortgages	1,485,600	4	1,418,229	3
	$4,637,797	12	$4,515,443	10

At December 31, 2012, all TDRs were performing according to the terms of their restructured agreements and there were no amounts specifically reserved for TDRs. At September 30, 2013, one TDR loan of $323,976 was over 90 days past due and the specific reserve of the allowance for loan losses was $12,000. Interest income in the amount of $155,812 and $220,326 was recognized on these loans for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

During the nine months ended September 30, 2013, the Bank entered into one TDR for $77,165 for a residential first mortgage and one TDR for $60,000 for a commercial real estate mortgage. TDR activity for the nine months ended September 30, 2013 included only two additions to the number of TDRs. During the year ended December 31, 2012, the Bank entered into TDRs for eight commercial real estate loans totaling $3,212,894 and three residential first mortgages totaling $1,419,657. For the year ended December 31, 2012, two commercial real estate TDR loans were charged-off in the amount of $415,995. One of the two charged-off commercial real estate loans was transferred to OREO with a balance of $382,500.

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

The interest rate-lock commitments are derivative financial instruments. Interest rate risk arises on these commitments and subsequently closed loans held for sale if interest rates change between the time of interest rate-lock and the delivery of the loan to a secondary market investor. To mitigate interest rate risk, the Company sells certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales, which are entered into as a result of an interest rate-lock commitment with the Bank’s customer, are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best effort basis. The Bank had no loans held for sale at September 30, 2013 and 2012, respectively.

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

September 30, 2013			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$50,869,490	$50,869,490	$-	$50,869,490	$-
Investment securities - HTM	91,349,615	91,050,953	749,962	90,300,991	-
FHLB and FRB Stock	5,593,100	6,198,000	-	6,198,000	-
Loans	759,880,727	753,916,000	-	753,916,000	-
Other real estate owned	7,058,504	7,058,504	-	7,058,504	-

Liabilities
Savings, NOW and money market accounts	$432,564,049	$432,564,049	$-	$432,564,049	$-
Time deposits	384,683,410	387,119,000	-	387,119,000	-
Long-term debt	70,488,848	71,382,000	-	71,382,000	-
Short term borrowings	2,640,000	2,640,000	-	2,640,000	-
TRUPs	12,000,000	2,400,000	-	2,400,000	-

At December 31, 2012			Fair Value Measurements
Description of Asset	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - AFS	$47,205,663	$47,205,663	$-	$47,205,663	$-
Investment securities - HTM	112,619,434	114,187,018	749,941	113,437,077	-
FHLB and FR Stock	5,476,050	5,469,000	-	5,469,000	-
Loans	747,640,752	757,387,000	-	757,387,000	-
Other real estate owned	6,891,353	6,891,353	-	6,891,353	-

Liabilities
Savings, NOW and money market accounts	$414,776,285	$414,776,285	$-	$414,776,285	$-
Time deposits	405,454,003	410,257,000	-	410,257,000	-
Long-term debt	60,527,208	64,252,000	-	64,252,000	-
Short term borrowings	1,000,000	1,000,000	-	1,000,000	-
TRUPs	12,000,000	2,400,000	-	2,400,000	-

At September 30, 2013, the Company had outstanding loan commitments and standby letters of credit of $25.8 million and $24.7 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein..

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables presents the components of comprehensive loss for securities for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gain (loss) arising during period	$(350,524)	$(119,178)	$(231,346)	$104,229	$35,438	$68,791
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$(350,524)	$(119,178)	$(231,346)	$104,229	$35,438	$68,791

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gain (loss)arising during period	$(1,591,096)	$(540,972)	$(1,050,124)	$115,973	$39,431	$76,542
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$(1,591,096)	$(540,972)	$(1,050,124)	$115,973	$39,431	$76,542

The following table presents the changes in each component of accumulated other comprehensive income for securities, net of tax, for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(679,594)	$139,184
Other comprehensive loss before reclassifications	(231,346)	(1,050,124)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive loss	(231,346)	(1,050,124)
End of period	$(910,940)	$(910,940)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document may contain forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of The Community Financial Corporation (the “Company”) and Community Bank of the Chesapeake (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) and in the prospectus, dated September 26, 2013, that we filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional capital raised was a fourth quarter 2013 event and was not reflected in the third quarter analysis below. In addition, the Company listed its stock on the NASDAQ Stock Exchange and began trading on September 27, 2013 under the ticker symbol “TCFC.”

Effective October 18, 2013, Community Bank of Tri-County changed its name to Community Bank of the Chesapeake. This new name reflects the Bank's recent expansion into the Northern Neck of Virginia and Fredericksburg, Virginia. The name of the holding company changed from Tri-County Financial Corporation to The Community Financial Corporation, to better align the parent company name with that of the Bank.

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

The Bank conducts business through its main office in Waldorf, Maryland, and ten branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland, and King George, Virginia. The Bank provides commercial lending services from its three loan production offices in La Plata and Prince Frederick, Maryland and Fredericksburg, Virginia.

The Company’s results are influenced by local and national economic conditions. These conditions include the level of short-term interest rates such as the federal funds rate, the differences between short-term and long-term interest rates, the value of real estate in our markets, the prospects for economic growth or decline, and the rates of anticipated and current inflation. Local conditions, including employment growth or declines, may have direct or indirect effects on our borrowers’ ability to meet their obligations.

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

On September 23, 2011, the U.S. Department of Treasury purchased $20.0 million in the Company’s preferred stock under the Small Business Lending Fund (the “SBLF”). The SBLF is a program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. SBLF dividend rates can fluctuate between 1% and 7% during the first four and one half years, depending on the level of the Bank’s small business lending. As of September 30, 2013 and December 31, 2012, the Company’s dividend rate on the SBLF funds was 1%. At September 30, 2013, the Company had increased its QSBL from the baseline so that the dividend rate should remain at 1% through four and one half years from issuance. For additional information regarding SBLF, refer to Note 8 in the Company’s Form 10-Q for the nine months ended September 30, 2013 and Note 18 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2012.

SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Condensed Income Statement
Interest and Dividend Income	$9,975,059	$9,886,656	$29,565,129	$30,097,582
Interest Expense	1,872,986	2,539,049	5,914,528	8,328,075
Net Interest Income	8,102,073	7,347,607	23,650,601	21,769,507
Provision for Loan Loss	285,610	746,075	640,210	1,523,580
Noninterest Income	1,119,216	1,302,437	3,377,022	3,045,322
Noninterest Expense	6,245,727	5,600,784	18,494,971	17,861,889
Income Before Income Taxes	2,689,952	2,303,185	7,892,442	5,429,360
Income Tax Expense	987,111	830,244	2,885,761	1,910,014
Net Income (NI)	1,702,841	1,472,941	5,006,681	3,519,346
Preferred Stock Dividends	50,000	50,000	150,000	150,000
NI Available to Common Shareholders	1,652,841	1,422,941	4,856,681	3,369,346
Comprehensive Income	1,471,495	1,541,732	3,956,557	3,595,888

Per Common Share
Basic Earnings	$0.55	$0.47	$1.61	$1.11
Diluted Earnings	$0.55	$0.47	$1.60	$1.10
Cash Dividends Paid (1)	$0.10	$-	$0.30	$0.40
Book Value	$20.39	$18.99	$20.39	$18.99

Return On Average Assets	0.70%	0.61%	0.69%	0.49%
Return On Average Common Equity	10.63%	9.85%	10.52%	7.84%
Return On Average Equity	8.29%	7.58%	8.19%	6.07%
Interest Rate Spread	3.48%	3.15%	3.41%	3.10%
Net Interest Margin	3.60%	3.28%	3.53%	3.24%
Cost of Funds	0.85%	1.15%	0.90%	1.27%
Cost of Deposits	0.67%	0.99%	0.73%	1.10%
Efficiency Ratio	67.73%	64.75%	68.43%	71.98%

(1) Beginning with the first quarter of 2013, the Company moved to paying a quarterly dividend in place of its annual dividend. The total dividends expected to be paid during 2013 are expected to remain at $0.40 per share.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Consolidated net income available to common shareholders for the nine months ended September 30, 2013 increased $1,487,335, or 44.14%, to $4,856,681, or $1.60 per common share (fully diluted), compared to $3,369,346, or $1.10 per common share (fully diluted), for the nine months ended September 30, 2012. The increase of $0.50 per share was attributable to increased net interest income of $1,881,094 and noninterest income of $331,700 and decreased provision for loan losses of $883,370, partially offset by increased noninterest expense of $633,082 and increased income tax expense of $975,747.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$27,703,885	$27,624,323	$79,562	0.29%
Taxable interest and dividends on investment securities	1,852,692	2,465,529	(612,837)	(24.86)%
Interest on deposits with banks	8,552	7,730	822	10.63%
Total Interest and Dividend Income	29,565,129	30,097,582	(532,453)	(1.77)%

Interest Expenses
Deposits	4,332,351	6,630,820	(2,298,469)	(34.66)%
Short-term borrowings	12,930	12,483	447	3.58%
Long-term debt	1,569,247	1,684,772	(115,525)	(6.86)%
Total Interest Expenses	5,914,528	8,328,075	(2,413,547)	(28.98)%

Net Interest Income (NII)	23,650,601	21,769,507	1,881,094	8.64%
Provision for loan losses	640,210	1,523,580	(883,370)	(57.98)%

NII After Provision For Loan Losses	$23,010,391	$20,245,927	$2,764,464	13.65%

Net interest income increased from the comparable nine months in 2012 due primarily to reduced funding costs and the Company’s ability to maintain loan yields. An important component of lowering the Company’s cost of funds was the increase in average noninterest-bearing deposits of $15.9 million for the first nine months of 2013 to $86.8 million compared to $70.9 million for the first nine months of 2012. The Company’s 2013 year to date cost of funds, which includes debt and interest and non-interest bearing deposits, decreased 37 basis points to 0.90% from 1.27% for the nine months ended September 30, 2012. During the same comparable period average loan yields decreased 10 basis points from 5.14% for the nine months ended September 30, 2012 to 5.04% for the nine months ended September 30, 2013.

Net interest income increased to $23,650,601 for the nine months ended September 30, 2013 compared to $21,769,507 for the nine months ended September 30, 2012. The net interest margin was 3.53% for the nine months ended September 30, 2013, a 29 basis point increase from 3.24% for the nine months ended September 30, 2012. The increase was largely the result of a rapid decrease in the Company’s cost of funds that began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 38 basis points from 1.38% for the first nine months of 2012 to 1.00% for the first nine months of 2013.

Interest and dividend income decreased by $532,453 to $29,565,129 for the nine months ended September 30, 2013 compared to $30,097,582 for the nine months ended September 30, 2012. Decreases in yields on loans and investments were partially offset by the growth in the average balance of loans. A reduction in average yields on interest-earning assets resulted in a decrease in interest income of $931,044 as rates decreased from 4.47% for the nine months ended September 30, 2012 to 4.41% for the nine months ended September 30, 2013. The Company has been successful over the last several years in mitigating the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $231,762 as average interest-earning investment balances decreased $20.0 million from $180.3 million for the nine months ended September 30, 2012 to $160.3 million for the nine months ended September 30, 2013. These reductions were partially offset by an increase in interest income of $630,353 due to growth of $16.7 million in the average balance of loans from $716.6 million to $733.3 million.

Interest expense decreased $2,413,547 to $5,914,528 for the nine months ended September 30, 2013 compared to $8,328,075 for the nine months ended September 30, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities as interest expense decreased $2,221,583 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.64% and 0.62%, respectively, for the nine months ended September 30, 2012 to 1.22% and 0.34%, respectively, for the nine months ended September 30, 2013. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt decreased from 3.17% to 2.58% for the comparable period. Interest expense also decreased $361,932 due to a decline in average interest-bearing deposit balances of $29.2 million from $729.4 million for the nine months ended September 30, 2012 to $700.2 million for the nine months ended September 30, 2013. These reductions in interest expense were partially offset by a $169,968 increase in interest expense due to a $9.2 million increase in average debt balances.

The provision for loan losses decreased $883,370 from $1,523,580 for the comparable period in 2012 to $640,210 for the nine months ended September 30, 2013 and reflected a decrease in the allowance for specific nonperforming loans and a decrease in net-charge-offs offset by increasing average loan balances, economic conditions that affected the loss factors used to compute the allowance and an increase in the level of delinquencies. The specific allowance is based on management’s estimate of realizable value. Net charge-offs decreased $274,578 from $1,082,469 for the nine months ended September 30, 2012 to $807,891 for the nine months ended September 30, 2013. The general allowance as a percentage of gross loans increased during the nine months ended September 30, 2013 as average loans increased from the comparable period. Overall delinquency, which included all loans greater than 30 days past due, increased from 1.57% at December 31, 2012 to 1.83% at September 30, 2013. Nonperforming loans as a percentage of total loans were 1.44% at September 30, 2013 compared to 1.15% at December 31, 2012.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2013 and 2012, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$733,275	$27,704	5.04%	$716,566	$27,624	5.14%
Investment securities, federal funds sold and interest-bearing deposits	160,317	1,861	1.55%	180,263	2,474	1.83%
Total Interest-Earning Assets	893,592	29,565	4.41%	896,829	30,098	4.47%
Cash and cash equivalents	11,766			10,837
Other assets	57,294			54,428
Total Assets	$962,652			$962,094

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$37,237	$28	0.10%	$32,260	$46	0.19%
Interest-bearing demand and money market accounts	266,966	672	0.34%	259,057	1,203	0.62%
Certificates of deposit	395,974	3,632	1.22%	438,070	5,382	1.64%
Long-term debt	68,807	1,333	2.58%	60,097	1,430	3.17%
Short-term debt	5,357	13	0.32%	4,836	12	0.33%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	236	2.62%	12,000	255	2.83%

Total Interest-Bearing Liabilities	786,341	5,914	1.00%	806,320	8,328	1.38%

Noninterest-bearing demand deposits	86,762			70,897
Other liabilities	8,013			7,589
Stockholders' equity	81,536			77,288
Total Liabilities and Stockholders' Equity	$962,652			$962,094

Net interest income		$23,651			$21,770

Interest rate spread			3.41%			3.10%
Net yield on interest-earning assets			3.53%			3.24%
Ratio of average interest-earning assets to average interest bearing liabilities			113.64%			111.22%

Cost of funds			0.90%			1.27%
Cost of deposits			0.73%			1.10%

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

	Nine Months Ended September 30, 2013
	compared to Nine Months Ended
	September 30, 2012
		Due to
dollars in thousands	Volume	Rate	Total
Interest income:
Loan portfolio (1)	$631	$(551)	$80
Investment securities, federal funds sold and interest bearing deposits	(232)	(381)	(613)
Total interest-earning assets	$399	$(932)	$(533)

Interest-bearing liabilities:
Savings	4	(22)	(18)
Interest-bearing demand and money market accounts	20	(551)	(531)
Certificates of deposit	(386)	(1,364)	(1,750)
Long-term debt	169	(266)	(97)
Short-term debt	1	-	1
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(19)	(19)
Total interest-bearing liabilities	$(192)	$(2,222)	$(2,414)
Net change in net interest income	$591	$1,290	$1,881

(1) Average balance includes non-accrual loans

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$374,769	$663,897	$(289,128)	(43.55)%
Gain on sale of asset	11,000	-	11,000	n/a
Net gains (losses) on sale of OREO	215,345	(96,917)	312,262	(322.20)%
Income from bank owned life insurance	464,775	476,294	(11,519)	(2.42)%
Service charges	1,764,314	1,530,323	233,991	15.29%
Gain on sale of loans held for sale	546,819	471,725	75,094	15.92%
Total Noninterest Income	$3,377,022	$3,045,322	$331,700	10.89%

Gains on loan sales were impacted during the third quarter by a reduction in residential mortgage refinancing activity due to rising interest rates. For the nine months ended September 30, 2013 gains on loan sales increased to $546,819 on sales of $20,903,681 compared to $471,725 on sales of $9,972,254 for the same period in 2012.

During the nine months ended September 30, 2013, the Bank recognized $215,345 in gains on the sale of OREO which consisted of the sale of four properties for net proceeds of $712,944 and net losses of $9,655 and the recognition of $225,000 of previously deferred gain from the sale of an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. During the nine months ended September 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $344,512 and recognized net losses of $96,917.

The increase in service charge income for the nine months ended September 30, 2013 was principally the result of increased revenue from the Bank’s sale of investment products and services of $209,769. Additionally, bank account fees increased $73,897 compared with the same period in 2012, but were also impacted by the Company’s waiver of certain service charge fees during its conversion to a new data processing system during the second quarter of 2012. These increases to service charge income were offset by a decrease of $49,675 for miscellaneous service charges.

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$10,883,606	$9,982,603	$901,003	9.03%
Occupancy expense	1,556,877	1,389,024	167,853	12.08%
Advertising	391,152	345,111	46,041	13.34%
Data processing expense	967,368	1,118,598	(151,230)	(13.52)%
Professional fees	754,719	746,322	8,397	1.13%
Depreciation of furniture, fixtures, and equipment	580,842	486,159	94,683	19.48%
Telephone communications	148,516	137,649	10,867	7.89%
Office supplies	151,157	186,741	(35,584)	(19.06)%
FDIC Insurance	858,860	1,092,809	(233,949)	(21.41)%
Valuation allowance on OREO	500,536	657,226	(156,690)	(23.84)%
Other	1,701,338	1,719,647	(18,309)	(1.06)%
Total Noninterest Expense	$18,494,971	$17,861,889	$633,082	3.54%

	Nine Months Ended
	September 30, 2013	September 30, 2012	Variance	% Variance
Compensation and Benefits	$10,883,606	$9,982,603	$901,003	9.03%
OREO Valuation Allowance and Expenses	605,704	742,600	(136,896)	(18.43)%
Other Operating Expenses	7,005,661	7,136,686	(131,025)	(1.84)%
Total Noninterest Expense	$18,494,971	$17,861,889	$633,082	3.54%

For the nine months ended September 30, 2013, noninterest expense increased 3.54% or $633,082 to $18,494,971 from $17,861,889 for the comparable period in 2012. Year to date increases in compensation and benefits were offset by decreases in OREO expenses and other operating expenses. Other operating expenses decreased due to one-time costs for conversion of the Bank’s data processing system in 2012 and reductions in the cost of FDIC insurance. Depreciation and occupancy expense increased primarily due to the opening of a new operations center in Waldorf, Maryland and its 11th branch in King George, Virginia in the second half of 2012. We also opened a loan production office in Fredericksburg, Virginia in August 2013. Increased revenues and a moderate increase in noninterest expense have improved the Company’s efficiency ratio to 68.43% for the nine months ended September 30, 2013 from 71.98% for the nine months ended September 30, 2012.

The Company recorded income tax expense of $2,885,761 or 36.56%, of pretax earnings of $7,892,442, for the nine months ended September 30, 2013 compared with $1,910,014 or 35.18%, of pretax earnings of $5,429,360, for the nine months ended September 30, 2012. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than the comparable period in 2012.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Consolidated net income available to common shareholders for the three months ended September 30, 2013 increased 16.16%, or $229,900, to $1,652,841, or $0.55 per common share (fully diluted) compared to $1,422,941, or $0.47, per common share (fully diluted) for the three months ended September 30, 2012. The increase of $0.08 per share was attributable to increased net interest income of $754,466 and decreased provision for loan losses of $460,465 partially offset by decreased noninterest income of $183,221 and increased noninterest expense of $644,943 and income tax expense of $156,867.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,340,139	$9,113,063	$227,076	2.49%
Taxable interest and dividends on investment securities	631,652	768,611	(136,959)	(17.82)%
Interest on deposits with banks	3,268	4,982	(1,714)	(34.40)%
Total Interest and Dividend Income	9,975,059	9,886,656	88,403	0.89%

Interest Expenses
Deposits	1,335,916	2,001,535	(665,619)	(33.26)%
Short-term borrowings	4,237	298	3,939	1321.81%
Long-term debt	532,833	537,216	(4,383)	(0.82)%
Total Interest Expenses	1,872,986	2,539,049	(666,063)	(26.23)%

Net Interest Income (NII)	8,102,073	7,347,607	754,466	10.27%
Provision for loan losses	285,610	746,075	(460,465)	(61.72)%

NII After Provision For Loan Losses	$7,816,463	$6,601,532	$1,214,931	18.40%

Net interest income increased from the comparable three months in 2012 due primarily to reduced funding costs and the Company’s ability to maintain loan yields. An important component of lowering the Company’s cost of funds was the increase in average noninterest-bearing deposits of $16.2 million for the third quarter of 2013 to $93.9 million compared to $77.7 million for the third quarter of 2012. The Company’s 2013 third quarter cost of funds, which includes debt and interest and non-interest bearing deposits, decreased 30 basis points to 0.85% for the three months ended September 30, 2013 from 1.15% for the three months ended September 30, 2012. During the same comparable period, average loan yields decreased one basis point from 5.03% for the three months ended September 30, 2012 to 5.02% for the three months ended September 30, 2013.

Net interest income increased to $8,102,073 for the three months ended September 30, 2013 compared to $7,347,607 for the three months ended September 30, 2012. The net interest margin was 3.60% for the three months ended September 30, 2013, a 32 basis point increase from 3.28% for the three months ended September 30, 2012. The increase was largely the result of a rapid decrease in the Company’s cost of funds that began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 31 basis points from 1.26% for the third quarter of 2012 to 0.95% for the third quarter of 2013. Deposit costs decreased 32 basis points from 0.99% to 0.67% for the comparable period.

Interest and dividend income increased by $88,403 to $9,975,059 for the three months ended September 30, 2013 compared to $9,886,656 for the three months ended September 30, 2012. The growth in the average balance of loans was partially offset by decreases in investment average balances and yields on loans and investments. Interest and dividend income increased $249,136 due to growth of $19.8 million in the average balance of loans from $724.4 million to $744.2 million. This increase was partially offset by a reduction in average yields on investment and loan yields, which resulted in a decrease in interest income of $100,458. The Company has been successful over the last several years in limiting the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $60,275 as average interest-earning investment balances decreased $14.9 million from $171.9 million for the three months ended September 30, 2012 to $157.0 million for the three months ended September 30, 2013.

Interest expense decreased $666,063 to $1,872,986 for the three months ended September 30, 2013 compared to $2,539,049 for the three months ended September 30, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities as interest expense decreased $629,060 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.56% and 0.47%, respectively, for the three months ended September 30, 2012 to 1.14% and 0.33%, respectively, for the three months ended September 30, 2013. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt decreased from 2.99% to 2.54% for the comparable period. Interest expense was also reduced $111,011 due to a decline in average interest-bearing deposit balances of $32.9 million from $732.1 million for the three months ended September 30, 2012 to $699.2 million for the three months ended September 30, 2013. These reductions in interest expense were partially offset by a $74,008 increase in interest expense due to a $16.0 million increase in average debt balances.

The provision for loan losses decreased $460,465 from $746,075 for the comparable period in 2012 to $285,610 for the three months ended September 30, 2013 and reflected a decrease in the allowance for specific nonperforming loans, offset by an increase in net charge-offs. The specific allowance is based on management’s estimate of realizable value. Net charge-offs increased $125,827 from $114,060 for the three months ended September 30, 2012 to $239,887 for the three months ended September 30, 2013.

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2013 and 2012, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$744,180	$9,340	5.02%	$724,416	$9,113	5.03%
Investment securities, federal funds sold and interest-bearing deposits	157,045	635	1.62%	171,926	774	1.80%
Total Interest-Earning Assets	901,225	9,975	4.43%	896,342	9,887	4.41%
Cash and cash equivalents	13,398			15,672
Other assets	57,732			56,137
Total Assets	$972,355			$968,151

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$37,975	$10	0.11%	$33,337	$9	0.11%
Interest-bearing demand and money market accounts	273,750	224	0.33%	271,260	322	0.47%
Certificates of deposit	387,480	1,102	1.14%	427,476	1,671	1.56%
Long-term debt	71,526	454	2.54%	60,544	452	2.99%
Short-term debt	5,156	4	0.31%	102	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	79	2.63%	12,000	85	2.83%

Total Interest-Bearing Liabilities	787,887	1,873	0.95%	804,719	2,539	1.26%

Noninterest-bearing demand deposits	93,902			77,749
Other liabilities	8,368			7,920
Stockholders' equity	82,198			77,763
Total Liabilities and Stockholders' Equity	$972,355			$968,151

Net interest income		$8,102			$7,348

Interest rate spread			3.48%			3.15%
Net yield on interest-earning assets			3.60%			3.28%
Ratio of average interest-earning assets to average interest bearing liabilities			114.39%			111.39%

Cost of funds			0.85%			1.15%
Cost of deposits			0.67%			0.99%

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

	Three Months Ended September 30, 2013
	compared to Three Months Ended
	September 30, 2012
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$248	$(21)	$227
Investment securities, federal funds sold and interest bearing deposits	(60)	(79)	(139)
Total interest-earning assets	$188	$(100)	$88

Interest-bearing liabilities:
Savings	1	-	1
Interest-bearing demand and money market accounts	2	(100)	(98)
Certificates of deposit	(114)	(455)	(569)
Long-term debt	70	(68)	2
Short-term debt	4	-	4
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(6)	(6)
Total interest-bearing liabilities	$(37)	$(629)	$(666)
Net change in net interest income	$225	$529	$754

(1) Average balance includes non-accrual loans

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$55,620	$280,456	$(224,836)	(80.17)%
Net gains on sale of OREO	215,345	-	215,345	n/a
Income from bank owned life insurance	156,348	157,177	(829)	(0.53)%
Service charges	661,134	528,420	132,714	25.12%
Gain on sale of loans held for sale	30,769	336,384	(305,615)	(90.85)%
Total Noninterest Income	$1,119,216	$1,302,437	$(183,221)	(14.07)%

Gains on loan sales were impacted during the third quarter by a reduction in residential mortgage refinancing activity due to rising interest rates. For the three months ended September 30, 2013, gains on loan sales decreased to $30,769 on sales of $3,353,424 compared to $336,384 on sales of $6,686,204 for the same period in 2012. The increase in service charge income for the three months ended September 30, 2013 was principally the result of increased revenue from the Bank’s investment products and services and bank account fees.

During the three months ended September 30, 2013, the Bank recognized $215,345 in gains on the sale of OREO which consisted of the sale of four properties for net proceeds of $712,944 and net losses of $9,655 and the recognition of $225,000 of previously deferred gain from the sale of an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. During the three months ended September 30, 2012, there were no sales of OREO properties,

The following table shows the components of noninterest expense and the dollar percentage changes for the periods presented.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,737,000	$3,492,524	$244,476	7.00%
Occupancy expense	504,627	487,233	17,394	3.57%
Advertising	118,421	86,020	32,401	37.67%
Data processing expense	237,054	329,005	(91,951)	(27.95)%
Professional fees	293,028	177,818	115,210	64.79%
Depreciation of furniture, fixtures, and equipment	191,320	188,870	2,450	1.30%
Telephone communications	45,787	45,563	224	0.49%
Office supplies	41,689	52,751	(11,062)	(20.97)%
FDIC Insurance	284,591	201,607	82,984	41.16%
Valuation allowance on OREO	170,560	31,050	139,510	449.31%
Other	621,650	508,343	113,307	22.29%
Total Noninterest Expense	$6,245,727	$5,600,784	$644,943	11.52%

	Three Months Ended
	September 30, 2013	September 30, 2012	Variance	% Variance
Compensation and Benefits	$3,737,000	$3,492,524	$244,476	7.00%
OREO Valuation Allowance and Expenses	211,640	85,579	126,061	147.30%
Other Operating Expenses	2,297,087	2,022,681	274,406	13.57%
Total Noninterest Expense	$6,245,727	$5,600,784	$644,943	11.52%

For the three months ended September 30, 2013, noninterest expense increased 11.52% or $644,943, to $6,245,727 from $5,600,784 for the comparable period in 2012. Employee compensation and other operating expenses continue to be impacted by greater regulatory compliance costs for legacy regulations and the impact of the Dodd-Frank Act.

The efficiency ratio of 67.73% for the three months ended September 30, 2013 was higher than the comparable three months of 2012 of 64.75%, but was in line with year to date trends (68.43% for the nine months ended September 30, 2013).

The Company recorded income tax expense of $987,111 or 36.70%, of pretax earnings of $2,689,952, for the three months ended September 30, 2013 compared with $830,244 or 36.05%, of pretax earnings of $2,303,185, for the three months ended September 30, 2012. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than the comparable period in 2012.

FINANCIAL CONDITION – SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012	$ Change	% Change
Assets	(Unaudited)
Cash and due from banks	$23,269,755	$10,696,653	$12,573,102	117.54%
Federal funds sold	-	190,000	(190,000)	(100.00)%
Interest-bearing deposits with banks	3,626,750	409,002	3,217,748	786.73%
Securities available for sale (AFS), at fair value	50,869,490	47,205,663	3,663,827	7.76%
Securities held to maturity (HTM), at amortized cost	91,349,615	112,619,434	(21,269,819)	(18.89)%
FHLB and FRB stock - at cost	5,593,100	5,476,050	117,050	2.14%
Loans receivable - net of ALLL of $8,079,277 and $8,246,957	759,880,727	747,640,752	12,239,975	1.64%
Premises and equipment, net	19,272,212	19,782,236	(510,024)	(2.58)%
Other real estate owned (OREO)	7,058,504	6,891,353	167,151	2.43%
Accrued interest receivable	2,850,066	2,904,325	(54,259)	(1.87)%
Investment in bank owned life insurance	19,195,355	18,730,580	464,775	2.48%
Other assets	9,938,081	9,093,164	844,917	9.29%
Total Assets	$992,903,655	$981,639,212	$11,264,443	1.15%

Total assets at September 30, 2013 of $992,903,655 increased by $11,264,443 compared to total assets of $981,639,212 at December 31, 2012. The increase in total assets was primarily attributable to an increase in the loan portfolio and cash and cash equivalents, offset by a decrease in investment securities. The differences in allocations between the different cash and investment categories reflect operational needs.

Details of the Bank’s loan portfolio are presented below:

	September 30, 2013%		December 31, 2012%

Commercial real estate	$445,662,038	57.97%	$419,667,312	55.47%
Residential first mortgages	161,861,710	21.05%	177,663,354	23.48%
Construction and land development	31,113,145	4.05%	31,818,782	4.21%
Home equity and second mortgage	21,711,980	2.82%	21,982,375	2.91%
Commercial loans	86,504,220	11.25%	88,157,606	11.65%
Consumer loans	901,800	0.12%	995,206	0.13%
Commercial equipment	21,085,197	2.74%	16,267,684	2.15%
	768,840,090	100.00%	756,552,319	100.00%
Less:
Deferred loan fees	880,086	0.11%	664,610	0.09%
Allowance for loan loss	8,079,277	1.05%	8,246,957	1.09%
	8,959,363		8,911,567
	$759,880,727		$747,640,752

Loans increased $12,239,975 from $747,640,752 at December 31, 2012 to $759,880,727 at September 30, 2013, due primarily to increases in loans for commercial real estate and commercial equipment partially offset by decreases in residential mortgages and commercial loans. First and second quarter 2013 residential loan production was focused on loans originated for sale in the secondary market.

Asset Quality	September 30, 2013	December 31, 2012	$ Change	% Change

Gross Loans	$768,840,090	$756,552,319	$12,287,771	1.62%
Allowance for loan loss (ALLL)	8,079,277	8,246,957	(167,680)	(2.03)%
Foreclosed real estate (OREO)	7,058,504	6,891,353	167,151	2.43%
Past due loans (PDLs) 31-89 days	3,007,103	3,175,431	(168,328)	(5.30)%
Nonperforming loans >= 90 days Delinquent (NPLs)	11,089,722	8,717,018	2,372,704	27.22%
Nonperforming assets (NPLs + OREO)	18,148,226	15,608,371	2,539,855	16.27%
Performing non-accrual loans	4,325,912	4,424,388	(98,476)	(2.23)%
Troubled debt restructures (TDRs)	4,637,797	4,515,443	122,354	2.71%
Allowance for loan losses (ALLL) to total loans	1.05%	1.09%
Past due loans to total loans	0.39%	0.42%
Nonperforming loans to total loans	1.44%	1.15%
Loan delinquency (PDLs + NPLs) to total loans	1.83%	1.57%
NPLs and performing non-accrual loans to total loans	2.01%	1.74%
NPLs, performing non-accrual loans and TDRs to total loans (a)	2.57%	2.33%
Allowance to nonperforming loans	72.85%	94.61%
Nonperforming assets to total assets	1.83%	1.59%
Nonperforming assets, performing nonaccrual loans + TDRs to total assets (a)	2.70%	2.50%

(a) Ratio was adjusted to remove duplication of loans that are both nonperforming and troubled debt restructures.

The allowance for loan losses decreased from 1.09% of loans at December 31, 2012 to 1.05% of loans at September 30, 2013 due to changes to certain general allowance factors that reflect changes in historical loss and delinquency rates and general economic conditions and a reduction in specific reserves on impaired loans. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: the overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance. Management believes that the allowance is adequate.

The allowance for loan losses decreased $167,680 from $8,246,957 at December 31, 2012 to $8,079,277 at September 30, 2013. The decrease in the allowance reflects an overall reduction in lower specific reserves partially offset by a dollar and percentage increase in the general allowance.

	September 30, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans

General Allowance	$7,034,507	0.91%	$6,699,300	0.89%
Specific Allowance	1,044,770	0.14%	1,547,657	0.20%
Total Allowance	$8,079,277	1.05%	$8,246,957	1.09%

The specific allowance has decreased principally due to a trend in the overall improvement in asset quality over the past two years in the Bank’s commercial portfolios, which include commercial real estate, commercial loans, commercial equipment and construction and land development. Classified loans in these portfolios decreased from $62,843,351 at December 31, 2011 compared to $44,806,691 at December 31, 2012 and $47,076,654 at September 30, 2013 (See Note 11 of the Consolidated Financial Statements). The $2,269,963 increase since December 31, 2012 in classified loans in the Bank’s commercial portfolios primarily related to a line of credit on one well-secured stalled development project.

Nonperforming loans (90 days or greater delinquent) were $11,089,722 or 1.44% of total loans at September 30, 2013 compared to $8,717,018 or 1.15% of total loans at December 31, 2012. The Bank considers all nonperforming loans 90 days or greater delinquent to be non-accrual loans and in accordance with the Company’s policy all interest accrued but not collected from loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.

The Bank had 31 nonperforming loans at September 30, 2013 compared to 34 nonperforming loans at December 31, 2012. The net increase of $2,372,704 was due to increases of 90 days or greater delinquency in commercial real estate of $1,419,763, commercial loans of $1,938,241 and commercial equipment loans of $100,279 partially offset by reductions in nonperforming residential first mortgages of $1,014,282 and home equity and second mortgages of $71,297. Nonperforming loans at September 30, 2013 included $6,704,665 or 60%, of nonperforming loans attributed to four well-secured customer relationships, of which $3,308,407 related to a line of credit on a stalled development project that the Bank expects to be current by the end of the year. The increase in nonperforming loans from December 31, 2012 was due primarily to the line of credit on the stalled development project. Nonperforming loans at September 30, 2013 decreased $1,214,483 from the June 30, 2013 balance of $12,304,205 or 1.63% of total loans.

The Bank categorized six performing loans totaling $4,325,912 and $4,424,388 as nonaccrual loans at September 30, 2013 and December 31, 2012, respectively. These six loans represent one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of September 30, 2013, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as nonaccrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12,932,327 and $11,371,542 at September 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at September 30, 2013 and December 31, 2012 was $432,916 and $443,856, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $2,483,307 and $1,769,863 at September 30, 2013 and December 31, 2012, respectively. Interest due but not recognized on these balances at September 30, 2013 and December 31, 2012 was $180,751 and $182,106, respectively. Specific allowances on these balances at September 30, 2013 and December 31, 2012 were $952,674 and $732,189, respectively, and are based on management’s evaluation of the underlying collateral and utilization of the Bank’s credit evaluation criteria.

The overall delinquency rate (loans past due 31-89 days and 90 days or greater) improved 43 basis points from 2.26% at March 31, 2013 to 1.83% at September 30, 2013 and was 26 basis points higher than the December 31, 2012 delinquency rate of 1.57%.

At September 30, 2013, the Bank had 12 TDRs totaling $4,637,797 compared to 10 TDRs totaling $4,515,443 as of December 31, 2012. At December 31, 2012, all TDRs were performing according to the terms of their restructured agreements and there were no amounts specifically reserved for TDRs. At September 30, 2013 one TDR loan of $323,976 was over 90 days past due and the specific reserve of the allowance for loan losses was $12,000. Interest income in the amount of $155,812 and $220,326 was recognized on these loans for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

Management continues to monitor nonperforming and TDR loans and is working to resolve these loans in a manner that will preserve the most value for the Company. Additional loan information is presented in this Quarterly Report on Form 10-Q under Note 11 and for prior years is presented in the Company’s Form 10-K for the year ended December 31, 2012.

The OREO balance was $7,058,504 at September 30, 2013 an increase of $167,151 compared to $6,891,353 at December 31, 2012. This increase consisted of additions of $1,390,286 offset by disposals of $722,599 and valuation allowances of $500,536 to adjust properties to current appraised values less the estimated cost to sell. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. During the nine months ended September 30, 2013, the Bank recognized $215,345 in gains on the sale of OREO which consisted of the sale of four properties for net proceeds of $712,944 and net losses of $9,655 and the recognition of $225,000 of a previously deferred gain from the sale of an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. During the nine months ended September 30, 2012, the Bank disposed of three OREO properties resulting in proceeds of $344,512 and recognized net losses of $96,917.

At September 30, 2013, 98%, or $133,974,968, of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or an equivalent credit rating from another major rating agency compared to 97%, or $150,317,560, at December 31, 2012. Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary (“OTTI”). No OTTI charges were recorded for the three and nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Classified securities decreased $475,457 to $2,552,509 at September 30, 2013 from $3,027,966 at December 31, 2012.

The Bank’s asset quality trends have been generally improving over the last two years. Loans classified as substandard, doubtful or loss, OREO assets and classified securities, have decreased $22,293,455 from $81,909,520 at September 30, 2011 to $59,616,065 at September 30, 2013. Since December 31, 2012, classified assets have increased $1,020,716 from $58,595,349. Current year 2013 positive trends were offset by a substandard classification of $3,308,407 related to a line of credit on a stalled development project. The Bank expects this relationship to be current by the end of the year.

	September 30, 2013	December 31, 2012	$ Change	% Change
Liabilities	(Unaudited)
Deposits
Non-interest-bearing deposits	$107,856,339	$102,319,581	$5,536,758	5.41%
Interest-bearing deposits	709,391,120	717,910,707	(8,519,587)	(1.19)%
Total deposits	817,247,459	820,230,288	(2,982,829)	(0.36)%
Short-term borrowings	2,640,000	1,000,000	1,640,000	164.00%
Long-term debt	70,488,848	60,527,208	9,961,640	16.46%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000,000	12,000,000	-	0.00%
Accrued expenses and other liabilities	8,379,012	8,834,455	(455,443)	(5.16)%
Total Liabilities	$910,755,319	$902,591,951	$8,163,368	0.90%

Total liabilities increased $8,163,368 or 0.90%, primarily due to an increase in borrowings partially offset by a small increase in deposits.

Details of the Bank’s deposit portfolio are presented below:

	September 30, 2013%		December 31, 2012%

Noninterest-bearing demand	$107,856,339	13.20%	$102,319,581	12.47%
Interest-bearing:
Demand	86,009,278	10.52%	67,351,757	8.21%
Money market deposits	200,947,770	24.59%	209,813,301	25.58%
Savings	37,750,662	4.62%	35,291,646	4.30%
Certificates of deposit	384,683,410	47.07%	405,454,003	49.43%
Total interest-bearing	709,391,120	86.80%	717,910,707	87.53%

Total deposits	$817,247,459	100.00%	$820,230,288	100.00%

Deposits decreased $2,982,829 or 0.36%, to $817,247,459 at September 30, 2013 compared to $820,230,288 at December 31, 2012. During the last two years, the Bank’s focus has been on increasing transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. As of September 30, 2013, the Bank’s deposit funding consisted of 52.93% transaction accounts, an increase of 2.36% from 50.57% at December 31, 2012 and an increase of 4.35% from 48.58% at September 30, 2012. Average noninterest bearing deposits increased $15.9 million for the first nine months of 2013 to $86.8 million from $70.9 million for the first nine months of 2012. During the same time frame, average time deposits decreased $42.1 million from $438.1 million to $396.0 million. Long-term debt increased $9,961,640 from $60,527,208 at December 31, 2012 to $70,488,848 at September 30, 2013. During the first quarter of 2013, the Company added $10 million in Federal Home Loan Bank advances at 0.87% for four years.

	September 30, 2013	December 31, 2012	$ Change	% Change
Stockholders' Equity	(Unaudited)

Preferred Stock at par of $1,000	$20,000,000	$20,000,000	$-	0.00%
Common Stock at par of $0.01	30,484	30,524	(40)	(0.13)%
Additional paid in capital	18,275,729	17,873,560	402,169	2.25%
Retained earnings	45,626,970	41,986,633	3,640,337	8.67%
Accumulated other comprehensive gain (loss)	(910,940)	139,184	(1,050,124)	(754.49)%
Unearned ESOP shares	(873,907)	(982,640)	108,733	(11.07)%
Total Stockholders' Equity	$82,148,336	$79,047,261	$3,101,075	3.92%

During the nine months ended September 30, 2013, stockholders’ equity increased $3,101,075 to $82,148,336. The increase in stockholders’ equity was due to net income of $5,006,681 and net stock related activities of $208,510 partially offset by quarterly common dividends paid of $913,992, quarterly preferred stock dividends of $150,000 and a decrease to accumulated other comprehensive income of $1,050,124. Accumulated other comprehensive losses increased during the second and third quarters primarily due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of increases in long-term interest rates. The Company believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to and has the ability to hold these securities to maturity. Common stockholders' equity at $62,148,336 as of September 30, 2013 resulted in a book value of $20.39 per common share. The Company remains well-capitalized at September 30, 2013 with a Tier 1 capital to average asset ratio of 9.76%. As indicated above, the additional $27.4 million of capital raised in October 2013 was a fourth quarter 2013 event and was not reflected in the third quarter analysis above.

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

Cash, federal funds sold, and interest-bearing deposits with banks as of September 30, 2013 totaled $26,896,505, an increase of $15,600,850 or 138%, from the December 31, 2012 total of $11,295,655. The increase in cash was primarily due to cash generated from net income, net proceeds received from maturing investment securities, and increases in short-term and long-term borrowings. These increases to cash were partially offset by an excess of loan originations over principal collected and a decrease in deposits.

During the first nine months of 2013, all financing activities provided $7,504,334 in cash compared to $5,866,511 in cash used for the same period in 2012. The Bank provided $13,370,845 more cash for financing activities in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in borrowings and a reduction in the net decrease in deposits. The Bank borrowed a net of $11,638,494 for the nine months ended September 30, 2013 compared to no borrowings for the nine months ended September 30, 2012. Customer deposits for the nine months ended September 30, 2013 decreased $2,982,829 compared to a decrease in deposits of $4,265,600 for the nine months ended September 30, 2012. The Company moved to a quarterly dividend in 2013 and as a result used $307,579 less cash to pay dividends of $1,063,992 during the nine months ended September 30, 2013 compared to $1,371,571 for the nine months ended September 30, 2012. Other financing activities increased cash provided $142,001.

Operating activities provided cash of $6,507,955 for nine months ended September 30, 2013 compared to $8,808,176 of cash provided in the same period of 2012, a decrease in cash of $2,300,221 from the comparable period in 2012. Cash decreased primarily due to decreases in other assets and the provision for loan losses and a decrease in accrued expenses partially offset by an increase in net income.

Investing activities provided cash of $1,588,561 for nine months ended September 30, 2013 compared to $4,135,141 of cash provided for the same period of 2012. The decrease in cash of $2,546,580 was primarily due to a decrease in net cash provided from investment transactions from $33,683,298 of cash provided for the nine months ended September 30, 2012 to $15,456,913 of cash provided for the nine months ended September 30, 2013. Additionally, cash was reduced $8,571,401 due to increased loans originated from $173,628,906 for the nine months ended September 30, 2012 to $182,200,307 for the nine months ended September 30, 2013. These decreases to cash provided were partially offset by increased cash provided due to growth in principal payments collected, decreased premises and equipment purchases and increased proceeds from the sale of OREO and other assets. Principal payments collected increased cash provided by $20,073,611 increasing from $147,989,755 for the nine months ended September 30, 2012 to $168,063,366 for the nine months ended September 30, 2013. Net cash provided also increased $3,798,162 for the nine months ended September 30, 2013, as 2012 incurred costs were expended in 2012 for premises and equipment related to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. Additionally, cash increased $379,433 due to an increase in net proceeds from sales of OREO and asset disposals.

REGULATORY MATTERS

The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2013 and December 31, 2012, respectively are presented in the following tables.

At September 30, 2013	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$103,176	12.79%	$64,545	8.00%
The Bank	$102,137	12.68%	$64,425	8.00%	$80,531	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$95,059	11.78%	$32,272	4.00%
The Bank	$94,020	11.67%	$32,212	4.00%	$48,319	6.00%

Tier 1 Capital (to average assets)
The Company	$95,059	9.76%	$38,956	4.00%
The Bank	$94,020	9.67%	$38,896	4.00%	$48,620	5.00%

At December 31, 2012	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
(in thousands)
Total Capital (to risk weighted assets)
The Company	$99,280	12.84%	$61,842	8.00%
The Bank	$96,600	12.55%	$61,586	8.00%	$76,983	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$90,908	11.76%	$30,921	4.00%
The Bank	$88,228	11.46%	$30,793	4.00%	$46,190	6.00%

Tier 1 Capital (to average assets)
The Company	$90,908	9.39%	$38,723	4.00%
The Bank	$88,228	9.14%	$38,595	4.00%	$48,244	5.00%

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

The Company periodically evaluates the ability of the Company to realize the value of its deferred tax assets.  If the Company were to determine that it was not more likely than not that the Company would realize the full amount of the deferred tax assets, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, future expected tax rates and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A- Risk Factors” in the Form 10-K and in the prospectus, dated September 26, 2013, that we filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of September 30, 2013, 79,824 shares were available to be repurchased under the repurchase program. The following schedule provides repurchases for the three months ended September 30, 2013.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2013	250	$18.86	250	79,824
August 1-31, 2013	-	-	-	79,824
September 1-30, 2013	-	-	-	79,824
Total	250	$18.86	250	79,824

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 1.1 – Underwriting Agreement, dated September 26, 2013, among Tri-County Financial Corporation, Community Bank of Tri-County and Keefe, Bruyette & Woods, Inc., as representative of the underwriters*

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Incorporated herein by reference to the Form 8-K as filed with the Securities and Exchange Commission on September 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 7, 2013	By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: November 7, 2013	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer

