Form 10-K
period 2013-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2014-03-05
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40.3 million based on the closing price ($18.35 per share) at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of February 18, 2014: 4,682,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

PART I

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on The Community Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which The Community Financial Corporation operates, as well as nationwide, The Community Financial Corporation’s ability to control costs and expenses, competitive products and pricing, changes in accounting principles, loan demand, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Community Financial Corporation assumes no obligation to update any forward-looking statement after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

Business

The Community Financial Corporation is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of the Chesapeake, a Maryland-chartered commercial bank. The Bank was organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted the name Community Bank of Tri-County. Effective October 18, 2013, Community Bank changed its name to become Community Bank of the Chesapeake. This new name reflects Community Bank’s recent expansion into the Northern Neck of Virginia. In addition, Tri-County Financial Corporation changed its name to The Community Financial Corporation, to better align the bank name with the parent company.

The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this 10-K, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank serves the Southern Maryland counties of Charles, Calvert and St. Mary’s through its ten Maryland branches located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Lusby, Charlotte Hall, Prince Frederick and Lexington Park, Maryland. Additionally, the Bank expanded its footprint during 2012, opening its 11th branch in King George County, Virginia. The Bank originates loans through loan production offices (“LPOs”) in La Plata, Leonardtown and Prince Frederick, Maryland and Fredericksburg, Virginia. The Fredericksburg, Virginia LPO opened in August of 2013.

In February 2014, the Bank announced its intention to open two full-service bank branches in Fredericksburg over the next 18 months.

The Bank operates 15 automated teller machines including four stand-alone locations in the tri-county area. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC.

Market Area

The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland and King George County in Virginia. In addition, as a result of the Bank’s expansion into the greater Fredericksburg market in 2013, it is expected that Stafford County will become part of the Bank’s principal lending and deposit market area. One of the fastest growing regions in the country, this area is home to a mix of federal facilities, industrial and high-tech businesses. The 2010 U.S. Census estimates place King George County as the third fastest growing locality in Virginia with population growth of 40.36% since 2000. In addition, according to the U.S. Census Bureau, St. Mary’s County’s population has grown 22% over the past decade, the highest growth rate in Maryland between 2000 and 2010. According to St. Mary’s County Department of Economic & Community Development, St. Mary’s County was the third fastest growing county in Maryland from 2011 to 2012.

Helping to spur this growth is the influence of several major federal facilities located both within the Bank’s footprint and in adjoining counties. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. Collectively, these facilities employ over 33,000 people. According to the St. Mary’s County Comprehensive Plan, the Patuxent Naval Air Station alone employs approximately 22,000 people and provides an approximate annual economic impact of $2.3 billion. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia.

The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Calvert County is home to the Dominion Power Cove Point Liquid Natural Gas Terminal, which is one of the nation’s largest liquefied natural gas terminals and Dominion Power is currently constructing liquefaction facilities for exporting liquefied natural gas. According to Dominion Power, the construction of these liquefaction facilities is expected to create 4,000 jobs in the state of Maryland during the construction phase and would support another 14,600 jobs once the facility is operational with approximately $1 billion annually of additional federal, state and local government revenues being generated. In addition, King George County has finalized an agreement with Columbia Gas to bring a high-pressure, steel pipe natural gas line into the county to service the King George Industrial Park in 2014.

Even though Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs, during the recession, growth in the Bank’s market area was dampened as the demand for new housing in the tri-county area fell in conjunction with the overall housing market. According to the Maryland Department of Planning, new housing unit starts fell from 2006 through 2010. However, after 2010, real estate values stabilized and there were positive trends in housing during 2012 and 2013. According to Real Estate Business Intelligence, LLC, St. Mary’s County, Charles County and Calvert County saw an increase in the average price of residential homes sold from 2011 to 2012 of 4.21%, 3.30% and 0.47%, respectively.

Based on information from the U.S. Bureau of Labor Statistics, unemployment rates at July 2013 remained well below the national average (not seasonally adjusted) of 7.7% at 6.6%, 6.7% and 6.5% for St. Mary’s County, Charles County and Calvert County, respectively, and 6.6% in King George County, Virginia. According to a University of Maryland study, projected job growth within the tri-county area from 2005 through 2030 is 31%, 28% and 45% in St. Mary’s, Charles and Calvert Counties, respectively. Similarly, according to the King George County Comprehensive Plan, employment in King George County is projected to increase by 33% from 2010 to and 2020.

The Bank is currently in the process of expanding in the greater Fredericksburg market and opened a loan production office in Fredericksburg, Virginia in August 2013. In February 2014, the Bank announced its intention to open two full-service bank branches in Fredericksburg over the next 18 months. According to the Fredericksburg Regional Alliance, the Fredericksburg Region, including the City of Fredericksburg and the counties of Caroline, King George, Spotsylvania, and Stafford, Virginia, has been the fastest growing region in the Commonwealth of Virginia for the past eight years. Based on information from the Fredericksburg Regional Alliance, this region boasts an impressive array of over 10,000 small businesses and a highly skilled labor force of over one million within a 40-mile commute.

The Bank’s primary market area also boasts a strong median household income relative to the median household income of their respective states. According to the U.S. Census Bureau, the median household income from 2007 to 2011 was $82,529, $92,981, and $92,135 for St. Mary’s, Calvert and Charles Counties, Maryland, respectively, compared to $72,149 for the State of Maryland. Similarly, according to the U.S. Census Bureau, the median household income from 2007 to 2011 was $82,173 and $94,658 for King George and Stafford Counties, Virginia, respectively, compared to $63,302 for the Commonwealth of Virginia.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and tax-exempt federal and state credit unions located in its primary market area. There are currently 12 FDIC-insured depository institutions operating in the tri-county area including subsidiaries of several large, regional and national bank holding companies. The Bank faces additional significant competition for customers’ funds from mutual funds, brokerage firms, and other financial institutions. The Bank competes for loans by providing competitive rates, flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General

The Bank offers a wide variety of real estate, consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in, the tri-county area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million located in Southern Maryland or the Northern Neck region of Virginia. The Bank attracts customers for its consumer lending products based upon its ability to offer service, flexibility and competitive pricing and by leveraging other banking relationships, such as soliciting deposit customers for loans.

Commercial Real Estate and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $476.7 million, or 59.0% of the loan portfolio, at December 31, 2013. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last four years. The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Virtually all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2013, the largest outstanding commercial real estate loan was $7.9 million, which is secured by a medical office building and was performing according to its terms at December 31, 2013.

Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on increasing its portfolio of commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property, as well as the borrower’s global cash flows. Environmental surveys are generally required for commercial real estate loans over $250,000.

Residential First Mortgage Loans

Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly or bi-weekly basis, with principal and interest due each payment. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that residential real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $132.4 million as of December 31, 2013. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. Depending on market conditions, the Bank may elect to retain the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2013, the Bank serviced $61.6 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per re-pricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2013, the Bank had $26.7 million in adjustable-rate residential mortgage loans. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the negative effects of increases in interest rates on the Bank’s net interest income. Under certain conditions, however, the annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also unquantifiable credit risks resulting from potential increased costs to the borrower as a result of re-pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. In addition, the initial interest rate on adjustable-rate loans is generally lower than that on a fixed-rate loan of similar credit quality and size. At December 31, 2013, the largest outstanding residential first mortgage loan was $2.3 million, which was secured by a residence located in the Bank’s market area. The loan was performing according to its terms at December 31, 2013.

The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2013. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans

The Bank offers construction loans to individuals and building contractors for the construction of one- to four-family dwellings. Construction loans totaled $17.4 million at December 31. 2013. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction financing to home builders. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $14.6 million at December 31, 2013. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost. At December 31, 2013, the largest outstanding construction and land development loan was $3.0 million, which was secured by land in the Bank’s market area. The loan was on non-accrual status at December 31, 2013.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market area. As demand for newly constructed housing has fallen, the Bank’s investment in these loans has declined. The construction and land development portfolio increased $200,000 from $31.8 million at December 31, 2012 to $32.0 million at December 31, 2013. Construction and land development loans as a percentage of the total loan portfolio have fallen in every year since 2008 from greater than 10% as of December 31, 2008 to 4.0% at December 31, 2013. If the demand for new houses in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a continued decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes.

Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market has made it increasingly difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, the Bank may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $18.5 million at December 31, 2013, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $3.2 million at December 31, 2013, are fixed and variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 80% or 95% are allowed depending on the specific loan program.

These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk has been heightened as the market value of residential property has declined. The Bank monitors the property values of the properties that secure its second mortgages and is lowering credit availability where prudent. The Bank believes that its policies and procedures are sufficient to mitigate the additional risk posed by these loans at the current time.

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor typically at 5%) under these product lines. Commercial loans remain an important class of the Bank’s loan portfolio at 11.7% of total loans, the commercial loan portfolio increased by $6.0 million from $88.2 million at December 31, 2012 to $94.2 million at December 31, 2013. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business as well the borrower’s global cash flows, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.

Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2013, the largest outstanding commercial loan was $12.0 million, which was secured by commercial real estate (all of which was located in the Bank’s market area), cash and investments. This loan was performing according to its terms at December 31, 2013.

Consumer Loans

The Bank has developed a number of programs to serve the needs of its customers with primary emphasis upon loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $838,000 at December 31, 2013. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. Further collection efforts may be hampered by the borrower’s lack of current income or other assets. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $23.7 million, or 2.9% of the total loan portfolio, at December 31, 2013. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the credit worthiness of the borrowers.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$476,648	58.97%	$419,667	55.47%	$370,384	51.55%	$336,300	50.72%	$292,988	46.88%
Residential first mtgs.	159,147	19.69%	177,663	23.48%	164,543	22.90%	136,048	20.52%	116,226	18.59%
Construction and land dev.	32,001	3.96%	31,819	4.21%	36,745	5.11%	42,504	6.41%	62,509	10.00%
Home equity and second mtgs.	21,692	2.68%	21,982	2.91%	24,138	3.36%	24,380	3.68%	25,133	4.02%
Commercial loans	94,176	11.65%	88,158	11.65%	101,968	14.19%	104,566	15.77%	108,658	17.38%
Consumer loans	838	0.10%	995	0.13%	1,001	0.14%	1,273	0.19%	1,608	0.26%
Commercial equipment	23,738	2.94%	16,268	2.15%	19,761	2.75%	17,984	2.71%	17,917	2.87%
Total Loans	808,240	100.00%	756,552	100.00%	718,540	100.00%	663,055	100.00%	625,039	100.00%
Deferred loan fees	972		664		796		936		975
Loan loss reserve	8,138		8,247		7,655		7,669		7,471
Loans receivable, net	$799,130		$747,641		$710,089		$654,450		$616,593

Loan Originations, Purchases and Sales

The Bank solicits loan applications through marketing by commercial and residential mortgage loan officers, its branch network, and referrals from customers. Loans are processed and approved according to guidelines established by the Bank. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Loan processing functions are generally centralized except for small consumer loans.

Depending on market conditions, residential mortgage loans may be originated with the intent to sell to third parties such as Fannie Mae or Freddie Mac. Mortgage loans in the amount of $23.3 million and $14.1 million were sold by the Bank for the years ended December 31, 2013 and 2012, respectively. To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold no participations in 2013 or 2012. The Bank also buys loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. The Bank purchased no loans during 2013, compared to purchases of $4.5 million in fixed-rate commercial mortgages during the year ended December 31, 2012. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

Loan Approvals, Procedures and Authority

Loan approval authority is established by Board policy. Loan approval authorities vary by individual with the Chief Executive Officer having approval authority up to $1.25 million, the President $1.0 million, the Chief Lending Officer $1.0 million, the Chief Risk Officer $1.0 million and the Chief Operating Officer $1.0 million. The individual lending authority of the other lenders is set by management and based on their individual abilities. The loan approval authorities of the Chief Executive Officer, the President, the Chief Lending Officer, the Chief Risk Officer, the Chief Operating Officer, the Senior Credit Officer and the regional senior loan officers may be combined and a minimum of at least three other individuals (two-thirds of which must be executive level) need to be present in an officers’ loan committee. The officers’ loan committee approves loans up to the Bank’s legal lending limit. The in-house lending guideline at December 31, 2013 was $14.6 million, representing 75% of our legal lending limit. As of December 31, 2013 we had one relationship in excess of our in-house lending guideline. Relationships in excess of the Bank’s in-house lending guideline are reported to the Board of Directors. The Board of Directors approves all loans required to be approved by regulation, such as Regulation O loans.

The Credit Risk Committee of the Bank, consisting of three or more directors has been delegated to by the Board of Directors of the Bank to assist the Board in its oversight responsibilities. The committee focuses on the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board on strategic guidance to management with respect to the assumption, management and mitigation of credit risk

Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $12.6 million to any one borrower at December 31, 2013. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $19.5 million to any one borrower at December 31, 2013. At December 31, 2013, the largest amount outstanding to any one borrower and his or her related interests was $12.0 million. This borrower is a AAA-rated university hospital system located within the our market area.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Most loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2013 were approximately $17.8 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2013	December 31, 2013	December 31, 2013
Real Estate Loans
Commercial	$52,548	$146,237	$277,863
Residential first mortgage	27,529	58,872	72,746
Construction and land development	21,181	10,820	-
Home equity and second mortgage	2,162	7,087	12,443
Commercial loans	94,176	-	-
Consumer loans	367	419	52
Commercial equipment	12,534	8,424	2,780
Total loans	$210,497	$231,859	$365,884

The following table sets forth the dollar amount of all loans due after one year from December 31, 2013, which have predetermined interest rates and have floating or adjustable interest rates.

(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$100,570	$323,530	$424,100
Residential first mortgage	109,999	21,619	131,618
Construction and land development	-	10,820	10,820
Home equity and second mortgage	2,311	17,219	19,530
Commercial loans	-	-	-
Consumer loans	169	302	471
Commercial equipment	9,423	1,781	11,204
	$222,472	$375,271	$597,743

Asset Classification

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established in an amount deemed prudent by management. General valuation allowances represent loss allowances that have been established to recognize the inherent losses associated with lending activities, but that, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated. Classified and special mention assets include loans, securities and other real estate owned.

(dollars in thousands)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified assets
Substandard	$56,880	$58,595	$79,601
Doubtful	-	-	-
Loss	-	-	37
Total classified assets	56,880	58,595	79,638
Special mention assets	9,246	6,092	-
	$66,126	$64,687	$79,638

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. For an analysis of past due loans as of December 31, 2013 and 2012, respectively, refer to Note 6 in the Consolidated Financial Statements.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (TDRs) on an individualized basis to determine whether a loan is impaired (See Notes 1 and 6 of the Consolidated Financial Statements).

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

If a specific loan is deemed to be impaired it is evaluated for impairment. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that are also classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan.

The Bank considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the loan returns to performing status and yields a market interest rate equal to the current interest rate for new debt with similar risk. TDRs are evaluated for impairment on a loan-by-loan basis in accordance with the Bank’s impairment methodology. The Bank does not participate in any specific government or Bank-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

Specific loan loss reserves of $985,000 relate to impaired loans at December 31, 2013. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2013	2,012.00	2011	2010	2009
Recorded investment with no allowance	$28,220	$34,717	$10,621	$10,020	$8,947
Recorded investment with allowance	9,786	4,273	10,096	11,368	11,601

Total impaired loans	$38,006	$38,990	$20,717	$21,388	$20,548

Specific allocations of allowance	$985	$1,548	$1,997	$1,998	$1,837

Interest income recognized	$1,608	$1,850	$793	$861	$882

For additional information regarding impaired loans by class at December 31, 2013 and 2012, respectively, refer to Note 6 in the Consolidated Financial Statements.

The Bank closely monitors the payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size of and composition of the loan portfolio, the Bank’s historical loss experience, including trends in delinquency, non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, actual losses may vary from the amounts estimated or the Bank’s regulators may require the Bank to significantly increase or decrease its allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Notes 1 and 6 of the Consolidated Financial Statements.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	3,525	58.97%	$4,092	55.47%	$2,526	51.55%	$3,314	50.72%	$2,660	46.88%
Residential first mtgs.	1,401	19.69%	1,083	23.48%	539	22.90%	204	20.52%	128	18.59%
Construction and land dev.	584	3.96%	533	4.21%	354	5.11%	1,267	6.41%	1,696	10.00%
Home equity and second mtgs.	249	2.68%	280	2.91%	144	3.36%	98	3.68%	131	4.02%
Commercial loans	1,916	11.65%	1,948	11.65%	3,850	14.19%	2,551	15.77%	2,110	17.38%
Consumer loans	10	0.10%	19	0.13%	19	0.14%	32	0.19%	64	0.26%
Commercial equipment	453	2.94%	292	2.15%	223	2.75%	203	2.71%	682	2.87%
Total allowance for loan losses	$8,138	100.00%	$8,247	100.00%	$7,655	100.00%	$7,669	100.00%	$7,471	100.00%

(1) Percent of loans in each category to total loans

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$8,247	$7,655	$7,669	$7,471	$5,146
Charge-offs:
Commercial real estate	140	486	1,249	526	-
Residential first mtgs.	348	11	49	63	-
Construction and land dev.	36	141	213	2,249	187
Home equity and second mtgs.	111	211	-	71	98
Commercial loans	480	1,004	2,441	569	608
Consumer loans	12	5	3	10	32
Commercial equipment	35	169	150	256	223
Total Charge-offs	1,162	2,027	4,105	3,744	1,148
Recoveries:
Residential first mtgs.	11	38	1	-	-
Construction and land dev.	1	-	-	1	-
Home equity and second mtgs.	17	-	-	-	-
Commercial loans	23	51	-	-	-
Consumer loans	3	1	1	7	-
Commercial equipment	58	-	2	-	-
Total Recoveries	113	90	4	8	-
Net Charge-offs	1,049	1,937	4,101	3,736	1,148
Provision for Loan Losses	940	2,529	4,087	3,934	3,473
Balance at end of period	$8,138	$8,247	$7,655	$7,669	$7,471

Allowance for loan losses to total loans	1.01%	1.09%	1.07%	1.16%	1.20%
Net charge-offs to average loans	0.14%	0.27%	0.61%	0.61%	0.20%

Non-performing Assets

The Bank’s non-performing assets include other real estate owned, non-accrual loans and TDRs. Both non-accrual and TDR loans include loans that are paid current and are performing in accordance with original or modified contract terms. For a detailed discussion on asset quality see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Allowance for Loan Losses and Provision for Loan Losses.”

Other Real Estate Owned (OREO)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $6.8 million at December 31, 2013. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 8 to the Consolidated Financial Statements.

Non-accrual Loans

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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Interest is recognized on non-accrual loans on a cash-basis if the loans are not impaired or there is no impairment. For a discussion of the accounting for non-accrual loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Allowance for Loan Losses and Provision for Loan Losses” and Notes 1 and 6 to the Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,

(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial real estate	$7,930	$5,331	$2,866	$8,243	$6,367
Residential first mtgs.	2,245	3,739	2,439	1,747	339
Construction and land dev.	2,968	-	1,414	984	9,504
Home equity and second mtgs.	115	71	291	233	-
Commercial loans	1,935	3,732	2,264	2,262	2,192
Consumer loans	24	52	1	1	23
Commercial equipment	234	216	236	48	862
Total non-accrual loans (1)	15,451	13,141	9,511	13,518	19,287

OREO	6,797	6,891	5,029	10,469	923

TDRs: (2)
Commercial real estate	3,141	3,097	7,697	6,848	6,706
Residential first mtgs.	1,485	1,418	-	929	394
Construction and land dev.	-	-	1,717	-	-
Commercial loans	-	-	2,369	8,834	4,441
Commercial equipment	67	-	130	271	60
Total TDRs	4,693	4,515	11,913	16,882	11,601

Total non-accrual loans, OREO and TDRs	$26,941	$24,547	$26,453	$40,869	$31,811

Interest due at stated rates, but not recognized	$599	$626	$415	$875	$1,017

Non-accrual loans to total loans	1.91%	1.74%	1.32%	2.04%	3.09%
Non-accrual loans and TDRs to total loans (2)	2.45%	2.33%	2.87%	4.54%	4.94%
Non-accrual loans, OREO and TDRs to total assets (2)	2.60%	2.50%	2.61%	4.58%	3.90%

(1) Non-accrual loans include $4.3 million and $4.4 million in loans paid current at December 31, 2013 and 2012, respectively. There were six loans with one well-secured commercial relationship that are current with all loan payments with no specific reserves due to the Bank’s superior credit position and the value of the underlying collateral. These loans are classified as non-accrual due to insufficient cash flow projections of the borrowers. In accordance with the Bank's policy, interest is recognized on these loans on a cash-basis if the loans are not impaired or there is no impairment.

(2) There were $329,000, $800,000 and $297,000 of non-accrual TDRs at December 31, 2013, December 31, 2011 and December 31, 2010, respectively, which appear as both TDRs and non-accrual loans in the table above. The ratios were adjusted to avoid duplicative counting of such amounts.

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

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. At December 31, 2013, 2012, and 2011, their estimated fair value was $140.5 million, $166.9 million, $201.5 million, respectively.

	At December 31,
(dollars in thousands)	2013	2012	2011
Asset-backed securities:
Freddie Mac and Fannie Mae	$126,607	$150,318	$180,638
Other	3,120	4,439	9,839
Total asset-backed securities	129,727	154,757	190,477

Corporate equity securities	41	37	37
Bond mutual funds	4,130	4,281	4,080
Treasury bills	750	750	750
Total investment securities	134,648	159,825	195,344
FHLB and Federal Reserve Bank stock	5,593	5,476	5,587
Total investment securities	$140,241	$165,301	$200,931

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2013 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$7,827	1.51%	$20,561	1.50%	$12,074	1.55%	$5,013	1.60%
Mutual funds	4,108	2.15%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$11,935	1.73%	$20,561	1.50%	$12,074	1.55%	$5,013	1.60%

HTM Investment securities:
Asset-backed securities	$16,371	1.83%	$38,641	1.81%	$20,148	1.72%	$10,491	1.52%
Treasury bills	750	0.51%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$17,121	1.77%	$38,641	1.81%	$20,148	1.72%	$10,491	1.52%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Allowance for Loan Losses and Provision for Loan Losses” and Notes 1 and 5 to the Consolidated Financial Statements.

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its ten branches in the tri-county area and its branch in King George County, Virginia. Total deposits were $821.3 million as of December 31, 2013. The Bank uses borrowings and other sources to supplement funding from deposits.

Deposits

The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, night depositories, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, remote deposit capture, merchant card services, investment services, payroll services and lockbox. The Bank is a member of ACCEL, Master Card, Allpoint and Star ATM networks. The Bank has occasionally used deposit brokers to obtain funds. At December 31, 2013, 2012 and 2011, the Bank had $27.0 million, $19.1 million, and $19.0 million in deposits from brokers, respectively. In addition, the Bank utilizes the Certificate of Deposit Account Registry Service (“CDARS”) and insured cash sweeps (“ICS”) to provide existing customers with additional access to FDIC insurance. At December 31, 2013, 2012 and 2011, the Bank maintained CDARS deposits of $29.3 million, $27.9 million and $34.9 million, respectively.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$37,540	0.10%	$32,577	0.17%	$31,446	0.35%
Interest-bearing demand and money market accounts	268,832	0.33%	262,331	0.56%	217,183	1.00%
Certificates of deposit	392,675	1.19%	432,487	1.60%	434,811	1.94%
Total interest-bearing deposits	699,047	0.80%	727,395	1.16%	683,440	1.57%
Noninterest-bearing demand deposits	87,649		74,161		66,105
	$786,696	0.71%	$801,556	1.05%	$749,545	1.43%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2013.

	At December 31, 2013
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$44,504	$14,129
Three through six months	40,589	7,010
Six through twelve months	49,559	25,818
Over twelve months	70,970	24,663
Total	$205,622	$71,620

For a discussion of deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1 and 10 to the Consolidated Financial Statements.

Borrowings

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. For a discussion of borrowing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1, 11 and 19 to the Consolidated Financial Statements.

Subsidiary Activities

In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation is currently inactive. The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005. For more information regarding these entities, see Note 19 of the Notes to Consolidated Financial Statements.

Supervision and Regulation

Regulation of the Company

General

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

Acquisition of Control

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

Permissible Activities

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

Dividend

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

Sources of Strength

The Dodd-Frank Act codified the source of strength doctrine requiring bank holding companies to serve as a source of strength for their depository subsidiaries, by providing capital, liquidity and other support in times of financial stress. The regulatory agencies are required, under the Act, to issue implementing regulations.

Stock Repurchases

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

Capital Requirement

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

General

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

Capital Adequacy

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

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action

The Federal Reserve Board classifies state member banks by capital levels and is authorized to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. A well capitalized bank is one that is not subject to any regulatory capital order to meet specific capital levels and has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (1) 4% or (2) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to regulatory sanctions. As of December 31, 2013, the Bank was well capitalized as defined by the Federal Reserve Board’s regulations.

Branching

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

Dividend Limitations

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

Insurance of Deposit Accounts

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

Reserve Requirements

Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction, plus 10% on the remainder. The first $12.4 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2013, the Bank met applicable Federal Reserve Board reserve requirements.

Transactions with Affiliate

A state member bank is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2013, we had no transactions with affiliates.

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

Enforcement

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

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Management

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Certain, executive officers of the Bank also serve as executive officers of the Company. The executive officers of the Company are as follows:

Michael L. Middleton, 66, is Chairman and Chief Executive Officer of the Company and the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank, which he served as until 2010. He remained President of the Company until May 2012. Mr. Middleton has over 40 years of banking experience. Before joining the Bank, Mr. Middleton was employed by KMPG-Peat Marwick. Mr. Middleton is a member of the Maryland Association of Certified Public Accountants and holds a Masters of Business Administration from the University of Maryland. He also attended the Harvard Business School Program on Negotiation. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the FHLB of Atlanta, serving as Chairman of the Board in 2004. Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He completed his term as Chairman of the Maryland Bankers Association in June 2013 and is currently the Chairman of the Board for the College of Southern Maryland, serves on the Advisory Board of the Robert H. Smith School of Business Center for Financial Policy and serves on the Federal Reserve’s Community Depository Advisory Council. He also serves on several philanthropic and civic boards.

William J. Pasenelli, 55, is Director, President and Chief Financial Officer of the Company and Director and President of the Bank. Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. He relinquished the position of Chief Financial Officer of the Bank in March 2013. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli has over 20 years of banking experience. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups. Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University. He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 59, joined the Bank in 1988. He serves as the Bank’s Executive Vice President—Chief Lending Officer. Before joining the Company he was Vice President of Maryland National Bank. Mr. Cockerham has over 35 years of banking experience. Mr. Cockerham serves as former Chairman of the College of Southern Maryland Foundation and is the current Chairman of the Maryland Title Center. He is a Paul Harris Fellow and Foundation Chair with the Rotary Club of Charles County and serves on various civic boards. Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelors of Science from West Virginia University. He also attended the Harvard Business School Program on Negotiation.

James M. Burke, 46, joined the Bank in 2006. He serves as the Bank’s Executive Vice President—Chief Risk Officer. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank. Mr. Burke has over 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point College. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation.

James F. DiMisa, 54, joined the Bank in 2006. He serves as Executive Vice President—Chief Operating Officer. Before joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. DiMisa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration from Mount St. Mary’s College and a Bachelors of Science from George Mason University. He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 47, joined the Bank in 2009. He serves as the Bank’s Executive Vice President—Chief Financial Officer and as Executive Vice President and Senior Financial Officer of the Company. Before his appointment as Chief Financial Officer of the Bank in 2013, he served as the Bank’s Finance Officer. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 20 years of experience in corporate finance, controllership and external audit. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. Mr. Capitani is a Certified Public Accountant and holds a Bachelors of Arts from the University of California. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Item 1A. Risk Factors

Risks

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

At December 31, 2013, our loan portfolio consisted of $476.7 million, or 59.0%, of commercial real estate loans, $94.2 million, or 11.7%, of commercial business loans and $23.7 million, or 2.9%, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2013, $10.1 million, or 65.4%, of our non-accrual loans consisted of commercial loans.

While lower in 2013, our provision for loan losses has been elevated during the last four years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2013 and 2012, we recorded a provision for loan losses of $940,000 and $2.5 million, respectively. We also recorded net loan charge-offs of $1.0 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Our non-accrual loans, OREO and TDRs aggregated $26.9 million, or 2.60% of total assets, at December 31, 2013. Additionally, loans that were classified as either special mention and substandard were $56.9 million at December 31, 2013. We had no loans classified as doubtful or loss at December 31, 2013. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent, non-accrual and classified loans, TDRs and foreclosed real estate. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

If we do not effectively manage our credit risk, we may experience increased levels of non-performing loans, charge-offs and delinquencies, which would require additional increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Non-performing and classified assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2013, our non-accrual loans totaled $15.5 million, or 1.91% of our loan portfolio, and our non-accrual loans, OREO and TDRs totaled $26.9 million, or 2.60% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2013 our total classified assets were $56.9 million. While we continue to accrue interest income on classified assets that are performing, these assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2013, $159.1 million, or 19.7%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, and $21.7 million, or 2.7%, of our total loan portfolio consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary markets. As a result, commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

• Economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

• Market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

• The processes that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

• The value of our securities portfolio may decline; and

• We face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is net interest income divided by average interest-earning assets. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities.

Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.

Among other things, our strategic plan currently calls for reducing the amount of our non-performing assets, growing assets through commercial lending and generating transaction deposit accounts to reduce our funding costs and improve our net interest margin. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market area and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully manage our strategic plan, opportunities may not be available and that the strategic plan may not be successful or effectively managed.

Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. To the extent that we undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. We may be able to adequately and profitably manage anticipated growth.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be adversely affected.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. Our competition for loans and deposits includes banks, savings institutions, mortgage banking companies, credit unions and non-banking financial institutions. We compete with regional and national financial institutions that have a substantial presence in our market area, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. Furthermore, tax-exempt credit unions operate in our market area and aggressively price their products and services to a large portion of the market. This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than we currently offer. Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income. Our profitability depends upon our continued ability to compete successfully in our market area.

Regulatory changes allowing the payment of interest on commercial accounts may negatively impact our deposit strategy and our net interest income.

Our current deposit strategy includes continuing to increase our noninterest-bearing commercial accounts to lower our cost of funds. Recent changes effected by the Dodd-Frank Act, however, permit the payment of interest on such accounts, which was previously prohibited. If our competitors begin paying interest on commercial deposit accounts, this may increase competition from other financial institutions for these deposits and negatively affect our ability to continue to increase commercial deposit accounts, may require us to consider paying interest on such accounts, or may otherwise require us to revise our deposit strategy, any of which could increase our interest expense and therefore our cost of funds and, as a result, decrease our net interest income, which would adversely impact our results of operations.

If the value of real estate in our market area were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Declines in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

We may be adversely affected by economic conditions in our market area, which is significantly dependent on federal government and military employment, as well as national and international economic conditions.

Our marketplace is primarily in the counties of Charles, Calvert and St. Mary’s, Maryland and neighboring communities, and to a lesser extent the Northern Neck region and Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area. As a result, a downturn in federal government or military employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability. The impact on the economy has been moderated by the presence of federal government agencies and defense facilities. However, the possibility of large cuts to the defense budget hampered economic expansion in 2012 and 2013 and the effect of the sequestration negatively impacted employment.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Company and the Bank are subject to extensive regulation, supervision and examination as noted in the “Supervision and Regulation” section of this report. The regulation and supervision by the Maryland Commissioner, the Federal Reserve and the FDIC are not intended to protect the interests of investors in The Community Financial Corporation common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Regulation of the financial services industry is undergoing major changes and future legislation could increase our cost of doing business or harm our competitive position.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

• Changes to regulatory capital requirements;

• Creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

• Potential limitations on federal preemption;

• Changes to deposit insurance assessments;

• Regulation of debit interchange fees we earn;

• Changes in retail banking regulations, including potential limitations on certain fees we may charge; and

• Changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify a bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a regulatory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our common and preferred stockholders, pay our obligations and meet our debt service requirements is derived primarily from our existing cash flow sources, dividends received from the Bank, or a combination thereof. Future dividend payments by the Bank to us will require generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.

The Bank will become subject to increased internal control reporting under FDIC regulations in 2014. If it cannot favorably assess the effectiveness of its internal controls over financial reporting or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, we may be subject to additional regulatory scrutiny .

The Bank’s total assets exceeded $1.0 billion at December 31, 2013 and it will be subject to further reporting requirements under the rules of the FDIC for fiscal year 2014. Pursuant to these rules, management will be required to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. The Bank will also be required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting. The rules that must be met for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of the Bank’s internal controls over financial reporting. In addition, in connection with the attestation process, the Bank may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from its independent registered public accounting firm. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

Provisions of our articles of incorporation, bylaws and Maryland law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Provisions in our articles of incorporation and bylaws and Maryland corporate law could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Maryland laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than the candidates nominated by our Board.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as core data processing systems, internet connections, network access and fund distribution. While we have selected these third party vendors carefully, we cannot control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

In addition, we provide our customers with the ability to bank remotely, including over the Internet and the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

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

We have issued Series C preferred stock under the Small Business Lending Fund, the holders of which have rights that are senior to and in addition to those of our common shareholders.

We have issued Series C preferred stock, which ranks senior to our common stock. Therefore, we must pay dividends on the Series C preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our Series C preferred stock must be satisfied before we can make any distributions to our common shareholders. If we do not remain current in the payment of dividends on the Series C preferred stock, no dividends may be paid on our common stock.

We are required to pay quarterly dividends on our Series C preferred stock. If we fail to make six dividend payments, the holders of our Series C preferred stock may appoint two directors to our board without the approval of existing board members or our shareholders. These board members would have voting rights and, as members of the board, would have the ability to influence the management and control of the Company and its operations.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and King George, Virginia. The Bank owns all of its branches except for the Dunkirk, Maryland branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. The Bank also maintains loan production offices in La Plata and Prince Frederick, Maryland and Fredericksburg, Virginia. Lease expiration dates range from 2017 to 2028 with renewal options of 5 to 10 years. The total net book value of the properties at December 31, 2013 was $16.9 million which included $11.4 million related to buildings and improvements.

Item 3.  Legal Proceedings

Neither the Company, the Bank, nor any subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2013 and 2012 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2013	$22.18	$18.95	$0.10
September 30, 2013	19.20	18.20	0.10
June 30, 2013	18.68	16.71	0.10
March 31, 2013	18.75	15.98	0.10
December 31, 2012	16.87	14.31	-
September 30, 2012	16.40	13.35	-
June 30, 2012	18.50	14.75	-
March 31, 2012	17.00	13.55	0.40

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at February 18, 2014 was 551.

Dividends

The Company paid annual cash dividends on common stock between 1994 and 2012. For fiscal year 2012, the Company paid an annual cash dividend of $0.40 per share. During 2013, the Board of Directors announced its intent to move to a quarterly dividend. During 2013, the Company declared and paid four quarters of dividends at $0.10 per share (2013 total of $0.40 per share). The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter.

The Company’s ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board (the “FRB”), which prohibits the payment of dividends under certain circumstances dependent on the Company’s financial condition and capital adequacy. The Company’s ability to pay dividends is also dependent on the receipt of dividends from the Bank.

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the FRB. Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and, (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock, or if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

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

On September 22, 2011, the U.S. Department of Treasury purchased $20.0 million of the Company’s Series C Preferred Stock under the Small Business Lending Fund. For the year ended December 31, 2013, the Company’s dividend rate on the SBLF funds was 1%. See Note 20 to the Consolidated Financial Statements. During 2013, the Company had increased its Qualified Small Business Lending (“QSBL”) so that the dividend rate should remain at 1% through four and one half years from issuance. After four and one half years from issuance, the dividend rate will increase to 9%. The Company is permitted to repay its SBLF funding in increments of 25% or $5.0 million, subject to the approval of our federal banking regulator.

Stock Performance Graph

Not required as the Company is a smaller reporting company.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of December 31, 2013, 66,046 shares were available to be repurchased under the repurchase program. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2013.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2013	-	$-	-	79,824
November 1-30, 2013	-	-	-	79,824
December 1-31, 2013	13,778	17.00	13,778	66,046
Total	13,778	$17.00	13,778	66,046

Item 6 - Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2013, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included elsewhere in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009

FINANCIAL CONDITION DATA
Total assets	$1,023,824	$981,639	$983,480	$885,936	$815,043
Loans receivable, net	799,130	747,641	710,089	654,450	616,593
Investment securities	134,648	159,825	195,344	161,935	144,214
Deposits	821,295	820,231	827,253	724,582	640,419
Borrowings	70,476	61,527	60,577	71,440	88,750
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Stockholders’ equity—preferred	20,000	20,000	20,000	16,317	16,317
Stockholders’ equity—common	90,730	59,047	55,454	54,788	51,873

OPERATING DATA
Interest and dividend income	$39,678	$40,293	$39,959	$39,537	$37,887
Interest expenses	7,646	10,604	13,121	13,580	16,166
Net interest income (NII)	32,032	29,689	26,838	25,957	21,721
Provision for loan losses	940	2,529	4,087	3,933	3,473
NII after provision for loan losses	31,092	27,160	22,751	22,024	18,248
Noninterest income	4,174	4,410	4,193	3,580	2,810
Noninterest expenses	24,844	23,804	22,249	18,195	16,580
Income before income taxes	10,422	7,766	4,695	7,409	4,478
Income taxes	3,771	2,776	1,534	2,643	1,611
Net income	6,651	4,990	3,161	4,766	2,867
Preferred stock dividends declared	200	200	672	847	847
Income available to common shares	$6,451	$4,790	$2,489	$3,919	$2,020

COMMON SHARE DATA
Basic earnings per common share	$1.90	$1.57	$0.83	$1.31	$0.68
Diluted earnings per common share	1.88	1.57	0.82	1.30	0.68
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share (1)	19.52	19.34	18.32	18.25	17.43
Common shares outstanding at end of period	4,647,407	3,052,416	3,026,557	3,002,616	2,976,046
Basic weighted average common shares	3,402,432	3,043,039	3,016,286	2,985,080	2,961,293
Diluted weighted average common shares	3,426,793	3,055,362	3,052,810	3,008,279	2,987,901

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009

KEY OPERATING RATIOS
Return on average assets	0.69%	0.52%	0.35%	0.57%	0.38%
Return on average total equity	7.49	6.42	4.33	6.76	4.19
Return on average common equity	9.38	8.29	4.47	7.24	3.88
Interest rate spread	3.44	3.18	3.05	3.12	2.72
Net interest margin	3.56	3.31	3.21	3.32	3.02
Efficiency ratio (2)	68.62	69.81	71.70	61.60	67.59
Common dividend payout ratio	21.05	25.48	48.78	30.77	58.82
Non-interest expense to average assets	2.56	2.47	2.46	2.16	2.17
Avg. int-earning assets to avg. int-bearing liabilities	114.57	111.56	110.11	111.80	113.28

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	9.16	8.07	8.06	8.39	8.96
Allowance for loan losses to total loans at end of period	1.01	1.09	1.07	1.16	1.20
Allowance for loan losses to nonperforming loans	72.86	94.78	80.49	56.73	38.74
Net charge-offs to avg. outstanding loans	0.14	0.27	0.61	0.61	0.20
Nonperforming loans to total loans (3)	1.38	1.15	1.32	2.04	3.09
Non-accrual loans to total loans (4)	1.91	1.74	1.32	2.04	3.09
Non-accrual loans and TDRs to total loans (5)	2.45	2.33	2.87	4.54	4.94
Non-accrual loans and OREO to total assets	2.17	2.04	1.48	2.71	2.48
Non-accrual loans, OREO and TDRs to total assets (5)	2.60	2.50	2.61	4.58	3.90

OTHER DATA
Number of:
Full-time equivalent employees	165	160	143	131	121
Full-service offices	11	11	10	10	10

REGULATORY CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets	12.50%	9.39%	9.17%	9.44%	10.03%
Tier 1 capital to risk-weighted assets	14.66	11.76	11.65	11.84	12.30
Total risk-based capital	15.62	12.84	12.69	12.94	13.46

(1) The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.

(2) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

(3) Nonperforming loans include all loans that are 90 days or more delinquent.

(4) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment. At December 31, 2013 and 2012, non-accrual loans included $4.3 million and $4.4 million, respectively of current loans. These non-accrual loans are six loans of one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

(5) There were $329,000, $800,000 and $297,000 of non-accrual TDRs at December 31, 2013, December 31, 2011 and December 31, 2010, respectively, which appear as both TDRs and non-accrual loans. The ratios for these periods were adjusted to avoid duplicative counting of such amounts.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of The Community Financial Corporation (the “Company”) and Community Bank of the Chesapeake (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

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

Management uses a risk scale to assign grades to commercial real estate, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history.

The Company’s commercial loan portfolio is periodically reviewed by regulators and independent consultants engaged by management.

In establishing the general component of the allowance, management analyzes non-impaired loans in the portfolio including changes in the amount and type of loans. This analysis reviews trends by portfolio segment in charge-offs, delinquency, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative factors also include an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends. Based upon this analysis a loss factor is applied to each loan category and the Bank adjusts the loan loss allowance by increasing or decreasing the provision for loan losses.

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2013, the allowance for loan losses was $8.1 million or 1.01% of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings. For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 to the Consolidated Financial Statements and the discussion under the caption “Provision for Loan Losses” below.

Other-Than-Temporary-Impairment (“OTTI”)

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Accounting guidance indicates that the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company operates within federal and state taxing jurisdictions and is subject to audit in these jurisdictions. For additional information regarding the deferred tax assets, refer to Note 12 to the Consolidated Financial Statements.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is the oldest independent financial institution headquartered in Southern Maryland with eleven branches located throughout the Chesapeake region, serving communities from Southern Maryland to Fredericksburg, Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its 11 branch locations including its main office in Waldorf, Maryland, and branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby and California, Maryland and King George, Virginia. In addition, Community Bank originates loans through loan production offices in La Plata, Leonardtown and Prince Frederick, Maryland and Fredericksburg, Virginia.

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

The Bank has sought to increase assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships and enhance asset growth. The Bank focuses its commercial business generation efforts on targeting small and medium sized businesses with revenues between $5.0 million and $35.0 million. The Bank’s marketing is also directed towards increasing its balances of both consumer and business transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. It recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

Economy

The U.S. economy continued to experience slow growth throughout 2013. Locally, real estate values appear to have stabilized and there were positive trends in housing during 2012 and 2013. However, uncertainty for small and medium size businesses lessened the demand for lending. The impact on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget hampered economic expansion. Even through the difficult economic environment, the Bank’s capital levels and asset quality remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

COMPARISION OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Earnings Summary

Net income available to common shareholders for 2013 was $6.5 million, an increase of $1.7 million or 34.7% compared to 2012. Diluted earnings per share were $1.88 in 2013, an increase of $0.31 or 19.7% compared to 2012. The Company’s return on average assets was 0.69% in 2013, an increase of 17 basis points from 2012. The Company’s return on average common stockholders' equity was 9.38% in 2013, an increase of 109 basis points from 2012.

Pretax operating income increased $2.7 million to $10.4 million in 2013 compared to 2012.

The increased income in 2013 was primarily due to the following:

•	Net interest income was $32.0 million in 2013, an increase of $2.3 million or 7.9% compared to 2012.

o	Interest expense decreased $3.0 million. This was primarily due to a decrease in the cost of funds compared to the prior year. The Bank continued to develop core deposit relationships and increased transaction deposits as it re-priced maturing time deposits. Higher cost time deposits were partially replaced with lower cost transaction and time deposits. In addition, the Bank continued to decrease its deposit costs on transaction accounts. The Bank completed the year with a small increase in total deposits. Transaction accounts increased to 53% at December 2013 from 51% and 45% at December 31, 2012 and 2011, respectively.

o	Interest income decreased $615,000. The decrease was driven by a reduction in securities income due to lower rates and lower average balances. Loan volume completely offset yield declines. Loan yields decreased at a much slower rate than customer deposits. Average loan yields decreased 14 basis points from 5.16% for 2012 to 5.02% for 2013

•	The provision for loan losses decreased $1.6 million to $940,000 in 2013. Although loan balances increased in 2013, the credit quality of our loan portfolio improved, with a slightly better economic climate and lower levels of net charge-offs and classified loans. A decrease in specific reserves on loans was the primary driver for the current year decrease. The general allowance as a percentage of gross loans remained consistent with 2012.

The increased revenues were partially offset by the following:

•	Noninterest income decreased $236,000 to $4.2 million for 2013 compared to 2012. Positive trends in service charges were offset by decreases in miscellaneous fees and loan fees. Gains on mortgage loan sales were comparable to the prior year.

•	Noninterest expense increased $1.1 million or 4.4% to $24.9 million for 2013 compared to 2012. Employee compensation increased to support the growth of the Bank. Costs for OREO and other operating expenses were flat compared to the prior year.

The Company began to leverage the $27.4 million in additional capital from the October 2013 capital raise to increase interest-earning assets and enhance shareholder value. During the fourth quarter of 2013, the Bank successfully grew its loan portfolio $39.3 million from $768.9 million at September 30, 2013 to $808.2 million at December 31, 2013. Investments have been made in people and information technology that should continue to strengthen the Bank’s presence in its established Southern Maryland market and enhance opportunities for expansion into the Fredericksburg, Virginia area.

The Bank opened a commercial loan production office (“LPO”) in Fredericksburg, Virginia during August 2013. We continued to make progress increasing our commercial loan portfolio in our established Southern Maryland footprint during the second half of 2013 and the opening of the Fredericksburg LPO during the third quarter of this year has yielded very positive initial results. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint

In February 2014, the Bank announced its intention to open two full-service bank branches in Fredericksburg over the next 18 months.

A more detailed analysis comparing the results of operations for the years ended December 31, 2013 and 2012 follows.

Net Interest Income

The primary component of the Company’s net income is its net interest income, which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is affected by the difference between the yields earned on the Company’s interest-earning assets and the rates paid on interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company’s net interest margin.

Net interest income increased to $32.0 million for the year ended December 31, 2013 compared to $29.7 million for the year ended December 31, 2012. The net interest margin was 3.56% for the year ended December 31, 2013, a 25 basis point increase from 3.31% for the year ended December 31, 2012. The increase was largely the result of a decrease in the Company’s cost of funds that began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 35 basis points from 1.32% for 2012 to 0.97% for 2013. Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2013	2012	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$37,196	$37,146	$50	0.1%
Taxable interest and dividends on investment securities	2,466	3,133	(667)	(21.3)%
Interest on deposits with banks	16	14	2	14.3%
Total Interest and Dividend Income	39,678	40,293	(615)	(1.5)%

Interest Expenses
Deposits	5,581	8,434	(2,853)	(33.8)%
Short-term borrowings	14	13	1	7.7%
Long-term debt	2,051	2,157	(106)	(4.9)%
Total Interest Expenses	7,646	10,604	(2,958)	(27.9)%

Net Interest Income (NII)	$32,032	$29,689	$2,343	7.9%

Interest and dividend income decreased by $615,000 to $39.7 million for the year ended December 31, 2013 compared to $40.3 million for the year ended December 31, 2012. Decreases in yields on loans and investments were partially offset by the growth in the average balance of loans. A reduction in average yields on interest-earning assets resulted in a decrease in interest income of $1.4 million as rates decreased from 4.50% for the year ended December 31, 2012 to 4.42% for the year ended December 31, 2013. The Company has been successful over the last several years in mitigating the effect of the lower interest rate environment on loan rates through pricing and interest rate floors. Interest and dividend income was further reduced $301,000 as average interest-earning investment balances decreased $19.1 million from $176.3 million for the year ended December 31, 2012 to $157.2 million for the year ended December 31, 2013. These reductions were partially offset by an increase in interest income of $1.1 million due to growth of $21.6 million in the average balance of loans from $719.8 million to $741.4 million. Loan growth increased during the last six months of 2013 as lending increased in both the Bank’s Southern Maryland legacy market and the new Fredericksburg, Virginia market.

Interest expense decreased $3.0 million to $7.6 million for the year ended December 31, 2013 compared to $10.6 million for the year ended December 31, 2012 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $2.7 million due to the decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.60% and 0.56%, respectively, for the year ended December 31, 2012 to 1.19% and 0.33%, respectively, for the year ended December 31, 2013. The Company has been successful in increasing its core deposits and reducing its cost of the last several years. The Company reduced the average cost of deposits 34 basis points from 1.05% for the year ended December 31, 2012 to 0.71% for the year ended December 31, 2013. Additionally, the increase of average noninterest bearing demand deposits of $13.4 million contributed to the decline in funding costs with average balances increasing from $74.2 million for the year ended December 31, 2012 to $87.6 million for the year ended December 31, 2013.

The below table presents information on average balances and rates for deposits.

	For the Years Ended December 31,
	2013		2012
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$37,540	0.10%	$32,577	0.17%
Interest-bearing demand and money market accounts	268,832	0.33%	262,331	0.56%
Certificates of deposit	392,675	1.19%	432,487	1.60%
Total interest-bearing deposits	699,047	0.80%	727,395	1.16%
Noninterest-bearing demand deposits	87,649		74,161
	$786,696	0.71%	$801,556	1.05%

The average rate paid on long-term debt decreased from 3.02% in 2012 to 2.53% for 2013. Interest expense also decreased $446,000 due to a decline in average interest-bearing deposit balances of $28.4 million from $727.4 million for the year ended December 31, 2012 to $699.0 million for the year ended December 31, 2013. These reductions in interest expense were partially offset by a $224,000 increase in interest expense due to a $9.4 million increase in average debt balances.

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

	Year Ended December, 2013
	compared to Year Ended
	December 31, 2012
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,082	$(1,032)	$50
Investment securities, federal funds sold and interest bearing deposits	(301)	(364)	(665)
Total interest-earning assets	$781	$(1,396)	$(615)

Interest-bearing liabilities:
Savings	5	(22)	(17)
Interest-bearing demand and money market accounts	21	(596)	(575)
Certificates of deposit	(472)	(1,789)	(2,261)
Long-term debt	222	(295)	(73)
Short-term debt	2	(1)	1
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(33)	(33)
Total interest-bearing liabilities	$(222)	$(2,736)	$(2,958)
Net change in net interest income	$1,003	$1,340	$2,343

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past two fiscal years. There are no tax equivalency adjustments.

	For the Years Ended December 31,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$741,369	$37,196	5.02%	$719,798	$37,146	5.16%
Investment securities, federal funds sold and interest-bearing deposits	157,211	2,482	1.58%	176,277	3,147	1.79%
Total Interest-Earning Assets	898,580	39,678	4.42%	896,075	40,293	4.50%
Cash and cash equivalents	13,028			12,267
Other assets	57,455			54,719
Total Assets	$969,063			$963,061

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$37,540	$38	0.10%	$32,577	$55	0.17%
Interest-bearing demand and money market accounts	268,832	886	0.33%	262,331	1,461	0.56%
Certificates of deposit	392,675	4,657	1.19%	432,487	6,918	1.60%
Long-term debt	68,996	1,746	2.53%	60,206	1,819	3.02%
Short-term debt	4,278	14	0.33%	3,639	13	0.36%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	305	2.54%	12,000	338	2.82%

Total Interest-Bearing Liabilities	784,321	7,646	0.97%	803,240	10,604	1.32%

Noninterest-bearing demand deposits	87,649			74,161
Other liabilities	8,318			7,910
Stockholders' equity	88,775			77,750
Total Liabilities and Stockholders' Equity	$969,063			$963,061

Net interest income		$32,032			$29,689

Interest rate spread			3.44%			3.18%
Net yield on interest-earning assets			3.56%			3.31%
Ratio of average interest-earning assets to average interest bearing liabilities			114.57%			111.56%

Cost of funds			0.88%			1.21%
Cost of deposits			0.71%			1.05%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2013	2012	$ Change	% Change
Provision for loan losses	$940	$2,529	$(1,589)	(62.8)%

The provision for loan losses decreased $1.6 million from 2012 to $940,000 for the year ended December 31, 2013 and reflected a decrease in the allowance for specific nonperforming loans and a decrease in net-charge-offs. The specific allowance is based on management’s estimate of realizable value for particular loans. Net charge-offs decreased $888,000 from $1.9 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013. See further discussion of the provision under the caption “Asset Quality, Allowance for Loan Losses and Provision for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2013	2012	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$391	$968	$(577)	(59.6)%
Gain on sale of asset	11	-	11	n/a
Net gains on sale of OREO	179	88	91	103.4%
Net losses on sale of investment securities	-	(4)	4	(100.0)%
Income from bank owned life insurance	620	632	(12)	(1.9)%
Service charges	2,346	2,096	250	11.9%
Gain on sale of loans held for sale	627	630	(3)	(0.5)%
Total Noninterest Income	$4,174	$4,410	$(236)	(5.4)%

The decrease in noninterest income was principally due to a reduction in other fees and miscellaneous charges. These decreases were partially offset by increased service charge income and gains on the sale of OREO.

Service charge income increased from the comparable period primarily due to increased revenues of $184,000 from investment products and services from $508,000 for the year ended December 31, 2012 to $692,000 for the year ended December 31, 2013 and an increase of $96,000 to basic monthly service charges and on-line fees. These increases to service charge income were partially offset by decreases in revenue streams impacted by new regulations, such as fees for interchange and bank overdrafts.

During the year ended December 31, 2013, the Bank recognized $179,000 in gains on the sale of OREO, which consisted of the sale of six properties for net proceeds of $1.3 million and net losses of $46,000 and the recognition of $225,000 of a previously deferred gain from an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment. The Bank utilized the cost recovery method (ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”) to account for the sale.

During the year ended December 31, 2012, the Bank recognized $88,000 in gains on the sale of OREO, which consisted of the sale of four properties for net proceeds of $345,000 and net losses of $97,000 and the recognition of $185,000 of a previously deferred gain from an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment. The Bank utilized the cost recovery method to account for this sale.

Gains on loans originated for sale in the secondary market were comparable for the years ended December 31, 2013 and 2012. In 2013, secondary market sales were concentrated during the first six months of 2013, as residential mortgage refinancing slowed during the third and fourth quarters of 2013 due to rising market interest rates. The Bank recognized $516,000, or 82.3% of 2013 gains on loan sales, in the six months ended June 30, 2013. The Bank made a limited investment in personnel and other support for secondary market loan sales. Most personnel previously supporting secondary market sales have been redeployed to focus on other noninterest income growth opportunities.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2013	2012	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$14,521	$13,486	$1,035	7.7%
Occupancy expense	2,139	1,894	245	12.9%
Advertising	477	542	(65)	(12.0)%
Data processing expense	1,289	1,551	(262)	(16.9)%
Professional fees	1,095	1,010	85	8.4%
Depreciation of furniture, fixtures, and equipment	765	680	85	12.5%
Telephone communications	200	184	16	8.7%
Office supplies	226	257	(31)	(12.1)%
FDIC Insurance	1,115	1,257	(142)	(11.3)%
Valuation allowance on OREO	601	674	(73)	(10.8)%
Other	2,416	2,269	147	6.5%
Total Noninterest Expense	$24,844	$23,804	$1,040	4.4%

	Years Ended December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Compensation and Benefits	$14,521	$13,486	$1,035	7.7%
OREO Valuation Allowance and Expenses	787	771	16	2.1%
Other Operating Expenses	9,536	9,547	(11)	(0.1)%
Total Noninterest Expense	$24,844	$23,804	$1,040	4.4%

For the year ended December 31, 2013, noninterest expense increased 4.4%, or $1.0 million, to $24.8 million from $23.8 million for 2012. Employee compensation and other operating expenses were impacted by greater regulatory compliance costs, the opening of a loan production office in Fredericksburg, Virginia in August 2013 and costs associated with the name change of the Company and the Bank. Other operating expenses for the year ended December 31, 2013 decreased from 2012 due to one-time conversion costs for a change of the Bank’s data processing system in the first six months of 2012. Increased revenues and a moderate increase in noninterest expense have improved the Company’s efficiency ratio to 68.62% for the year ended December 31, 2013 from 69.81% for the year ended December 31, 2012.

Income Tax Expense

For the year ended December 31, 2013, the Company recorded income tax expense of $3.8 million compared to $2.8 million in the prior year. The Company’s effective tax rates for the years ended December 31, 2013 and 2012 were 36.18% and 35.75%, respectively. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2013 than in 2012.

COMPARISION OF FINANCIAL CONDITON AT DECEMBER 31, 2013 AND 2012

Assets

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change

Cash and due from banks	$11,408	$10,697	$711	6.6%
Federal funds sold	8,275	190	8,085	4255.3%
Interest-bearing deposits with banks	4,836	409	4,427	1082.4%
Securities available for sale (AFS), at fair value	48,247	47,206	1,041	2.2%
Securities held to maturity (HTM), at amortized cost	86,401	112,619	(26,218)	(23.3)%
FHLB and FRB stock - at cost	5,593	5,476	117	2.1%
Loans receivable - net of ALLL of $8,138 and $8,247	799,130	747,641	51,489	6.9%
Premises and equipment, net	19,543	19,782	(239)	(1.2)%
Other real estate owned (OREO)	6,797	6,891	(94)	(1.4)%
Accrued interest receivable	2,974	2,904	70	2.4%
Investment in bank owned life insurance	19,350	18,731	619	3.3%
Other assets	11,270	9,093	2,177	23.9%
Total Assets	$1,023,824	$981,639	$42,185	4.3%

The AFS and HTM securities portfolio decreased a net of $25.2 million as principal repayments funded loan growth during 2013. The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $51.5 million from $747.6 million at December 31, 2012 to $799.1 million at December 31, 2013, due primarily to increases in loans for commercial real estate, commercial lines of credit and commercial equipment partially offset by decreases in residential mortgages. First and second quarter 2013 residential loan production was focused on loans originated for sale in the secondary market.

During the fourth quarter of 2013, the Company grew its loan portfolio $39.3 million to $808.2 million at December 31, 2013. The Bank opened a LPO in Fredericksburg, Virginia during August 2013. The increase in the commercial loan portfolio reflects increased volume in the second half of 2013 in our established Southern Maryland footprint and as a result of the opening of the Fredericksburg LPO.

Details of the Company’s loan portfolio are presented below:

(dollars in thousands)	December 31, 2013%		December 31, 2012%

Commercial real estate	$476,648	58.97%	$419,667	55.47%
Residential first mortgages	159,147	19.69%	177,663	23.48%
Construction and land development	32,001	3.96%	31,819	4.21%
Home equity and second mortgages	21,692	2.68%	21,982	2.91%
Commercial loans	94,176	11.65%	88,158	11.65%
Consumer loans	838	0.10%	995	0.13%
Commercial equipment	23,738	2.94%	16,268	2.15%
	808,240	100.00%	756,552	100.00%
Less:
Deferred loan fees	972	0.12%	664	0.09%
Allowance for loan loss	8,138	1.01%	8,247	1.09%
	9,110		8,911
	$799,130		$747,641

Asset Quality, Allowance for Loan Losses and Provision for Loan Losses

Provision for Loan Losses and the Allowance for Loan Losses

The allowance for loan losses decreased from 1.09% of gross loans at December 31, 2012 to 1.01% of gross loans at December 31, 2013 due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions and a reduction in specific reserves on impaired loans. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The allowance for loan losses decreased $109,000 from $8.2 million at December 31, 2012 to $8.1 million at December 31, 2013. The decrease in the allowance reflects a decrease in specific reserves of $563,000 partially offset by an increase in the general allowance of $454,000. The general allowance as a percentage of gross loans remained at 0.89% at December 31, 2013 and 2012, respectively.

	December 31, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans

General Allowance	$7,153	0.89%	$6,699	0.89%
Specific Allowance	985	0.12%	1,548	0.20%
Total Allowance	$8,138	1.01%	$8,247	1.09%

The aggregate amount of specific allowances has decreased principally due to an overall improvement in asset quality over the past several years. Classified loans of the commercial portfolio, which include commercial real estate, commercial, commercial equipment and construction and land development loans have decreased from $62.8 million at December 31, 2011 to $44.8 million at December 31, 2012 and $45.2 million at December 31, 2013 (see Note 6 to the Consolidated Financial Statements). Total classified loans decreased $1.1 million from $48.7 million at December 31, 2012 to $47.6 million at December 31, 2013.

The provision for loan losses decreased $1.6 million from the comparable period in 2012 to $940,000 for the year ended December 31, 2013 and reflected a decrease in the allowance for specific nonperforming loans and a decrease in net-charge-offs.

Net charge-offs decreased $888,000 from $1.9 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013. Although loan balances have grown in 2013, the credit quality of our loan portfolio improved, with a slightly better economic climate and lower levels of net charge-offs and classified loans. Non-performing loans were resolved with workouts, charge-offs and transfers to OREO. Net charge-offs have fallen significantly over the last two years and have returned to pre-financial crisis levels. The following table provides the six-year trend of net charge-offs as a percentage of average loans.

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009	2008
Average loans	$741,369	$719,798	$671,242	$615,887	$574,966	$491,075
Net charge-offs	1,049	1,937	4,101	3,736	1,149	639
Net charge-offs to average loans	0.14%	0.27%	0.61%	0.61%	0.20%	0.13%

Asset Quality

The following tables show selected asset quality ratios for the years ended December 31, 2013 and 2012.

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change

Total assets	$1,023,824	$981,639	$42,185	4.3%
Gross loans	808,240	756,552	51,688	6.8%
Average loans	741,369	719,798	21,571	3.0%
Allowance for loan loss (ALLL)	8,138	8,247	(109)	(1.3)%
Net charge-offs	1,049	1,937	(888)	(45.8)%
Foreclosed real estate (OREO)	6,797	6,891	(94)	(1.4)%
Past due loans (PDLs) 31-89 days	8,060	3,175	4,885	153.9%
Nonperforming loans >= 90 days Delinquent (NPLs)	11,170	8,717	2,453	28.1%
Non-accrual only loans(A)	4,281	4,424	(143)	(3.2)%
Non-accrual loans (NPLs + Non-accrual only loans)	15,451	13,141	2,310	17.6%
Troubled debt restructures (TDRs)	4,693	4,515	178	3.9%
Allowance for loan losses (ALLL) to total loans	1.01%	1.09%
Net charge-offs to average loans	0.14%	0.27%
Past due loans to total loans	1.00%	0.42%
Nonperforming loans to total loans	1.38%	1.15%
Loan delinquency (PDLs + NPLs) to total loans	2.38%	1.57%
Non-accrual loans to total loans	1.91%	1.74%
Non-accrual loans and TDRs to total loans (B)	2.45%	2.33%
Allowance to nonperforming loans	72.86%	94.78%
Non-accrual loans and OREO to total assets	2.17%	2.04%
Non-accrual loans, OREO and TDRs to total assets (B)	2.60%	2.50%

(A) Non-accrual only loans are loans classified as non-accrual loans due to customer operating results or cash flows. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(B) Ratio was adjusted at December 31, 2013 to remove $329,000 for loans that were classified as both nonperforming and troubled debt restructures.

Classified Assets and Special Mention Assets

(dollars in thousands)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$47,645	$48,676	$68,515
Doubtful	-	-	-
Loss	-	-	37
Total classified loans	47,645	48,676	68,552
Special mention loans	9,246	6,092	-
Total classified and special mention loans	$56,891	$54,768	$68,552

Classified loans	47,645	48,676	68,552
Classified securities	2,438	3,028	6,057
Other real estate owned	6,797	6,891	5,029
Total classified assets	$56,880	$58,595	$79,638

During 2013, classified assets (which include loans classified as substandard, doubtful or loss, OREO assets and classified securities) decreased $1.7 million. The Bank’s asset quality has improved over the last two years. Classified assets decreased $22.8 million from $79.7 million at December 31, 2011 to $56.9 million at December 31, 2013.

Nonperforming loans (“NPLs”) (90 days or greater delinquent) were $11.2 million or 1.38% of total loans at December 31, 2013 compared to $8.7 million or 1.15% of total loans at December 31, 2012. The Bank had 28 nonperforming loans at December 31, 2013 compared to 34 nonperforming loans at December 31, 2012. The net increase of $2.5 million was due to increases of 90 days or greater delinquency in commercial real estate loans of $2.7 million and construction and land development loans of $3.0 million and other loans of $100,000. The NPL increases were partially offset by reductions in nonperforming residential first mortgages of $1.5 million and commercial loans of $1.8 million. Nonperforming loans at December 31, 2013 included $7.5 million or 67% of nonperforming loans attributed to four well-secured customer relationships. The increase in nonperforming loans from December 31, 2012 was due primarily to an acquisition and development project that became 90 days past due during the fourth quarter of 2013.

Non-accrual loans can include loans that are current with all loan payments, but are classified as non-accrual loans due to customer operating results or cash flows. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment. Total non-accrual loans at December 31, 2013 were $15.5 million, which included $11.2 million of 90 day delinquent loans and non-accrual only loans totaling $4.3 million, compared to $13.1 million in non-accrual loans at December 31, 2012, which included $8.7 million in 90 day delinquent loans and non-accrual only loans totaling $4.4 million. There were no non-accrual loans at December 31, 2013 and 2012 still accruing interest and all interest accrued but not collected was reversed against interest income. Interest due but not recognized on these balances at December 31, 2013 and 2012 was $599,000 and $626,000, respectively.

The non-accrual only loans consist of six loans to one well-secured commercial loan relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results and cash flows. In accordance with the Company’s policy, interest income is recognized on non-accrual loans on a cash basis if the loans are not impaired or there is no impairment.

The Bank’s past due loans (loans 31-89 days past due) increased from $3.2 million at December 31, 2012 to $8.1 million at December 31, 2013. The Bank had 31 past due loans at December 31, 2013 compared to 24 past due loans at December 31, 2012. The net increase of $4.9 million was primarily the result of two loans totaling $4.8 million becoming past due during the fourth quarter of 2013. The $3.2 million line of credit on a residential real estate development project was made current during January 2014. The $1.6 million commercial mortgage became a non-accrual loan in February 2014.

At December 31, 2013, the Bank had 13 TDRs totaling $4.7 million compared to 10 TDRs totaling $4.5 million as of December 31, 2012. At December 31, 2013, one TDR loan of $329,000 was over 90 days past due. Except as noted, all TDRs were performing according to the terms of their restructured agreements. The Bank had specific reserves in the allowance for loan losses of $79,000 on two TDRs totaling $1.8 million at December 31, 2013 and no specific reserves in the allowance for loan losses at December 31, 2012. Interest income in the amount of $214,000 and $220,000 was recognized on these loans for the years ended December 31, 2013 and 2012, respectively.

The OREO balance was $6.8 million at December 31, 2013, a decrease of $94,000, compared to $6.9 million at December 31, 2012. This decrease consisted of disposals of $1.3 million and valuation allowances of $601,000 to adjust properties to current appraised values offset by additions of $1.9 million. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At December 31, 2013, 98%, or $126.6 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 97% or $150.3 million at December 31, 2012. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the years ended December 31, 2013 and 2012, respectively. Classified securities decreased $590,000 from $3.0 million at December 31, 2012 to $2.4 million at December 31, 2013.

During the year ended December 31, 2012, the Company recognized net losses on the sale of securities of $4,000. The Company sold one AFS security with a carrying value of $1.5 million and three HTM securities with aggregate carrying values of $3.8 million, recognizing a gain of $153,000 and losses of $157,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320-10-25-6 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the year ended December 31, 2013.

Gross unrealized losses on HTM and AFS securities increased from $701,000 at December 31, 2012 to $2.8 million at December 31, 2013 (see Note 5 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2013 for HTM securities were $1.3 million or 2.75% of the book value of $47.3 million. Gross unrealized losses at December 31, 2013 for AFS securities were $1.5 million or 3.90% of the book value of $38.5 million. The increase in unrealized losses was the result of increases in long-term interest rates and was not the result of deterioration in credit risk. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of government sponsored enterprises (“GSEs”) or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Deposits
Non-interest-bearing deposits	$103,882	$102,320	$1,562	1.5%
Interest-bearing deposits	717,413	717,911	(498)	(0.1)%
Total deposits	821,295	820,231	1,064	0.1%
Short-term borrowings	-	1,000	(1,000)	(100.0)%
Long-term debt	70,476	60,527	9,949	16.4%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Accrued expenses and other liabilities	9,323	8,834	489	5.5%
Total Liabilities	$913,094	$902,592	$10,502	1.2%

Deposits

Deposits increased $1.1 million, or 0.1%, to $821.3 at December 31, 2013 compared to $820.2 million at December 31, 2012. During the last two years, the Bank has been increasing transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. As of December 31, 2013, the Bank’s deposit funding consisted of 52.8% of transaction accounts, an increase of 2.3% from 50.6% at December 31, 2012 and an increase of 7.9% from 44.9% at December 31, 2011. The increase of average noninterest bearing demand deposits of $13.4 million contributed to the decline in funding costs with average balances increasing from $74.2 million for the year ended December 31, 2012 to $87.6 million for the year ended December 31, 2013. During the same timeframe, average time deposits decreased $39.8 million from $432.5 million to $392.7 million. Details of the Company’s deposit portfolio are presented below:

	December 31,
	2013		2012
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$103,882	12.65%	$102,320	12.47%
Interest-bearing:
Demand	86,954	10.59%	67,352	8.21%
Money market deposits	204,032	24.84%	209,813	25.58%
Savings	39,116	4.76%	35,292	4.30%
Certificates of deposit	387,311	47.16%	405,454	49.43%
Total interest-bearing	717,413	87.35%	717,911	87.53%

Total Deposits	$821,295	100.00%	$820,231	100.00%

Transaction accounts	$433,984	52.84%	$414,777	50.57%

Borrowings

The Company added $10 million in FHLB advances at 0.87% for four years in the first quarter of 2013. At December 31, 2013 total debt, including junior subordinated debentures, was $82.5 million. Average debt, which included long-term FHLB advances and short-term borrowings, and junior subordinated debentures, increased $9.4 million during the year ended December 31, 2013 from $75.8 million at December 31, 2012 to $85.3 million at December 31, 2013.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. Long-term debt increased $10.0 million from $60.5 million at December 31, 2012 to $70.5 million at June 30, 2013. At December 31, 2013 and 2012, $70.5 million or 100% and $50.5 million or 83%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The table below sets forth information about borrowings for the years indicated.

	At or for the Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Long-term debt
Long-term debt outstanding at end of period	$70,476	$60,527	$60,577
Weighted average rate on outstanding long-term debt	2.49%	2.80%	3.33%
Maximum outstanding long-term debt of any month end	70,519	60,573	60,620
Average outstanding long-term debt	68,996	60,206	61,421
Approximate average rate paid on long-term debt	2.53%	3.02%	3.32%

Short-term borrowings
Short-term borrowings outstanding at end of period	$-	$1,000	$-
Weighted average rate on short-term borrowings	0.00%	0.36%	0.00%
Maximum outstanding short-term borrowings at any month end	24,000	14,000	15,703
Average outstanding short-term borrowings	4,278	3,639	2,168
Approximate average rate paid on short-term borrowings	0.33%	0.36%	1.91%

Note: short-term borrowings interest expense included escrow deposits for 2011.

For more information on borrowings, see Notes 11 and 19 of the Consolidated Financial Statements.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change

Preferred Stock at par of $1,000	$20,000	$20,000	$-	0.0%
Common Stock at par of $0.01	46	30	16	53.3%
Additional paid in capital	45,881	17,874	28,007	156.7%
Retained earnings	46,523	41,987	4,536	10.8%
Accumulated other comprehensive (loss) gain	(1,057)	139	(1,196)	(860.4)%
Unearned ESOP shares	(663)	(983)	320	(32.6)%
Total Stockholders' Equity	$110,730	$79,047	$31,683	40.1%

During the year ended December 31, 2013, stockholders’ equity increased $31.7 million to $110.7 million. The increase in stockholders’ equity was due to $27.4 million of net proceeds from the capital raise completed in October 2013, net income of $6.7 million and net other stock related activities of $420,000. These increases to capital were partially offset by quarterly common dividends paid of $1.4 million, quarterly preferred stock dividends of $200,000 and adjustments to accumulated other comprehensive loss of $1.2 million. Accumulated other comprehensive losses increased during the second half of 2013 due to market valuation adjustments of the Company’s Available for Sale (“AFS”) asset-backed securities portfolio as a result of increases in long-term interest rates. The Company believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to and has the ability to hold these securities to maturity. Increases in common stockholders' equity to $90.7 million at December 31, 2013 have resulted in a book value of $19.52 per common share. The Company remains well-capitalized at December 31, 2013 with a Tier 1 capital to average asset ratio of 12.50% and a total risk-based capital ratio of 15.62%.

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

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 30% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities. In addition, the Bank has established lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 11 to the Consolidated Financial Statements.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of December 31, 2013 totaled $24.5 million, an increase of $13.2 million, or 117.1%, from the December 31, 2012 total of $11.3 million. The increase in cash was primarily due to cash generated from the capital raise, net income, increases in customer deposits and increases in total borrowings. These increases to cash were partially offset by an excess of loan originations over principal collected and a decrease in net proceeds received from maturing investment securities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2013, all financing activities provided $36.0 million in cash compared to $7.7 million in cash used for the same period in 2012. The Bank provided $43.7 million more cash for financing activities in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to $27.4 million of net cash proceeds from the October 2013 capital raise, an increase in borrowings and a net increase in deposits. The Bank borrowed a net of $8.9 million in 2013 compared to net borrowings of $950,000 in 2012. Customer deposits for the year ended December 31, 2013 increased $1.1 million compared to a decrease in deposits of $7.0 million for the year ended December 31, 2012. Other financing activities increased cash provided $591,000. These increases to cash provided were partially offset by increased common stock dividends of $157,000 due to more outstanding shares during the fourth quarter of 2013 due to the capital raise and an increase in the repurchase of common stock of $242,000 compared to the prior year.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2013, the level of net cash used in investing increased to $31.2 million from $12.1 million in 2012. The increase in cash used in investing activity of $19.1 million in 2013 was primarily due to an increase in the amount of loans originated compared to the prior year and a reduction in net proceeds received on security transactions. Cash was used to fund additional loans as loans originated or acquired increased $28.8 million from $246.3 million in 2012 to $275.0 million in 2013. For the years ended December 31, 2013 and 2012, security transactions resulted in proceeds from the sale or maturity of investments exceeding purchases or reinvestments. These increases to cash were used to fund loans and fund other operating needs. However, net cash provided by security transactions decreased $12.2 million from $34.9 million of cash provided in 2012 to $22.7 million of cash provided in 2013. These decreases to cash provided were partially offset by increased cash provided due to growth in principal loan payments collected, decreased premises and equipment purchases and increased proceeds from the sale of OREO and other assets. Principal payments collected increased cash provided by $17.5 million from $203.4 million in 2012 to $220.8 million in 2013. Net cash provided also increased $3.5 million for the year ended December 31, 2013 as 2012 incurred costs were expended in 2012 for premises and equipment related to acquisition and construction costs for the operations center in Waldorf, Maryland and the King George, Virginia branch. Additionally, cash increased $966,000 due to an increase in net proceeds from sales of OREO and asset disposals.

Operating activities provided cash of $8.5 million for the year ended December 31, 2013 compared to $12.0 million of cash provided for the same period of 2012. Cash decreased by $3.5 million primarily due to an increase in other assets partially offset by increased net income and a decrease in the provision for loan losses.

At December 31, 2013, the Bank had $17.8 million in loan commitments outstanding. Certificates of deposit due within one year of December 31, 2013 totaled $244.5 million, representing 63.1% of certificates of deposit at December 31, 2013. If these maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2013, the Company was in compliance with these requirements with a Tier 1 Capital to average assets ratio of 12.50%, a Tier 1 Capital to risk weighted assets ratio of 14.66% and a Total Capital to risk weighted assets ratio of 15.62%. At December 31, 2013, the Bank met the criteria for designation as a well-capitalized depository institution under Federal Reserve Bank regulations. See Note 16 of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America and to general practices within the banking industry, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For a discussion of these agreements, including collateral and other arrangements, see Note 13 to the Consolidated Financial Statements.

For the years ended December 31, 2013 and 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and to general practices within the banking industry, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Community Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the 1992 COSO framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a smaller reporting company, management’s report is not required to be attested to by the Company’s independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

Waldorf, Maryland

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Community Financial Corporation as of December 31, 2013 and 2012, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 5, 2014

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012

Assets
Cash and due from banks	$11,408	$10,697
Federal funds sold	8,275	190
Interest-bearing deposits with banks	4,836	409
Securities available for sale (AFS), at fair value	48,247	47,206
Securities held to maturity (HTM), at amortized cost	86,401	112,619
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	5,593	5,476
Loans receivable - net of allowance for loan losses of $8,138 and $8,247	799,130	747,641
Premises and equipment, net	19,543	19,782
Other real estate owned (OREO)	6,797	6,891
Accrued interest receivable	2,974	2,904
Investment in bank owned life insurance	19,350	18,731
Other assets	11,270	9,093
Total Assets	$1,023,824	$981,639

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$103,882	$102,320
Interest-bearing deposits	717,413	717,911
Total deposits	821,295	820,231
Short-term borrowings	-	1,000
Long-term debt	70,476	60,527
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Accrued expenses and other liabilities	9,323	8,834
Total Liabilities	913,094	902,592

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,647,407 and 3,052,416 shares, respectively	46	30
Additional paid in capital	45,881	17,874
Retained earnings	46,523	41,987
Accumulated other comprehensive (loss) gain	(1,057)	139
Unearned ESOP shares	(663)	(983)
Total Stockholders' Equity	110,730	79,047
Total Liabilities and Stockholders' Equity	$1,023,824	$981,639

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts )	2013	2012
Interest and Dividend Income
Loans, including fees	$37,196	$37,146
Taxable interest and dividends on investment securities	2,466	3,133
Interest on deposits with banks	16	14
Total Interest and Dividend Income	39,678	40,293
Interest Expense
Deposits	5,581	8,434
Short-term borrowings	14	13
Long-term debt	2,051	2,157
Total Interest Expense	7,646	10,604
Net Interest Income	32,032	29,689
Provision for loan losses	940	2,529
Net Interest Income After Provision For Loan Losses	31,092	27,160
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	391	968
Gain on sale of asset	11	-
Net gains on sale of OREO	179	88
Net losses on sale of investment securities	-	(4)
Income from bank owned life insurance	620	632
Service charges	2,346	2,096
Gain on sale of loans held for sale	627	630
Total Noninterest Income	4,174	4,410
Noninterest Expense
Salary and employee benefits	14,521	13,486
Occupancy expense	2,139	1,894
Advertising	477	542
Data processing expense	1,289	1,551
Professional fees	1,095	1,010
Depreciation of furniture, fixtures, and equipment	765	680
Telephone communications	200	184
Office supplies	226	257
FDIC Insurance	1,115	1,257
Valuation allowance on OREO	601	674
Other	2,416	2,269
Total Noninterest Expense	24,844	23,804
Income before income taxes	10,422	7,766
Income tax expense	3,771	2,776
Net Income	$6,651	$4,990
Preferred stock dividends	200	200
Net Income Available to Common Shareholders	$6,451	$4,790

Net Income	$6,651	$4,990
Net unrealized holding losses arising during period, net of tax	(1,196)	(150)
Comprehensive Income	$5,455	$4,840
Earnings Per Common Share
Basic	$1.90	$1.57
Diluted	$1.88	$1.57
Cash dividends paid per common share	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 And 2012

					Accumulated
	SBLF		Additional		Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2012	$20,000	$30	$17,367	$38,713	$289	$(945)	$75,454

Comprehensive Income
Net income	-	-	-	4,990	-	-	4,990
Unrealized holding loss on investment securities net of tax benefit of $81	-	-	-	-	(157)	-	(157)
Other than temporary impairment amortization on HTM securities net of tax of $4	-	-	-	-	7	-	7
Total Comprehensive Income							4,840

Cash dividend at $0.40 per common share	-	-	-	(1,217)	-	-	(1,217)
Preferred stock dividends	-	-	-	(205)	-	-	(205)
Exercise of stock options	-	-	83	-	-	-	83
Net change in unearned ESOP shares	-	-	-	-	-	(38)	(38)
Repurchase of common stock	-	-	-	(294)	-	-	(294)
Stock based compensation	-	-	389	-	-	-	389
Tax effect of the ESOP dividend	-	-	35	-	-	-	35
Balance at December 31, 2012	$20,000	$30	$17,874	$41,987	$139	$(983)	$79,047

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 And 2012

(continued)

					Accumulated
	SBLF				Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2013	$20,000	$30	$17,874	$41,987	$139	$(983)	$79,047
Comprehensive Income
Net Income	-	-	-	6,651	-	-	6,651
Unrealized holding loss on investment securities net of tax benefit of $620	-	-	-	-	(1,203)	-	(1,203)
Other than temporary impairment amortization on HTM securities net of tax of $3	-	-	-	-	7	-	7
Total Comprehensive Income							5,455

Cash dividend at $0.40 per common share	-	-	-	(1,379)	-	-	(1,379)
Preferred stock dividends	-	-	-	(200)	-	-	(200)
Proceeds from public offering	-	16	27,371	-	-	-	27,387
Exercise of stock options	-	-	317	-	-	-	317
Net change in unearned ESOP shares	-	-	-	-	-	320	320
Repurchase of common stock	-	-	-	(536)	-	-	(536)
Stock Based Compensation	-	-	249	-	-	-	249
Tax effect of exercise of stock based compensation	-	-	35	-	-	-	35
Tax effect of the ESOP dividend	-	-	35	-	-	-	35
Balance at December 31, 2013	$20,000	$46	$45,881	$46,523	$(1,057)	$(663)	$110,730

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
(dollars in thousands)	2013	2012

Cash Flows from Operating Activities
Net income	$6,651	$4,990
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	940	2,529
Depreciation and amortization	1,274	1,173
Loans originated for resale	(23,283)	(14,079)
Proceeds from sale of loans originated for sale	23,773	14,606
Gain on sale of loans held for sale	(627)	(629)
Net gains on the sale of OREO	(179)	(88)
Losses on sales of HTM investment securities	-	157
Gains on sales of AFS investment securities	-	(153)
Gain on sale of asset	(11)	-
Net amortization of premium/discount on investment securities	540	470
OREO valuation allowance	601	674
Increase in cash surrender of bank owned life insurance	(620)	(632)
Deferred income tax benefit	(117)	(869)
(Increase) Decrease in accrued interest receivable	(70)	123
Stock based compensation	249	389
Decrease in deferred loan fees	307	132
Increase in accounts payable, accrued expenses and other liabilities	489	639
(Increase) Decrease in other assets	(1,410)	2,599
Net Cash Provided by Operating Activities	8,507	12,031

Cash Flows from Investing Activities
Purchase of AFS investment securities	(13,517)	(25,542)
Proceeds from redemption or principal payments of AFS investment securities	10,476	17,962
Purchase of HTM investment securities	(11,683)	(16,357)
Proceeds from maturities or principal payments of HTM investment securities	37,551	53,485
Net (increase) decrease of FHLB and FRB stock	(117)	111
Loans originated or acquired	(275,037)	(246,256)
Principal collected on loans	220,810	203,352
Purchase of premises and equipment	(1,035)	(4,514)
Proceeds from sale of OREO	1,300	345
Proceeds from sale of HTM investment securities	-	3,642
Proceeds from sale of AFS investment securities	-	1,626
Proceeds from disposal of asset	11	-
Net Cash Used in Investing Activities	(31,241)	(12,146)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended
	December 31,
(dollars in thousands)	2013	2012

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$1,064	$(7,023)
Proceeds from long-term borrowings	15,000	-
Payments of long-term borrowings	(5,051)	(49)
Net (decrease) increase in short term borrowings	(1,000)	1,000
Exercise of stock options	317	83
Proceeds from public offering	27,387	-
Dividends Paid	(1,579)	(1,422)
Net change in unearned ESOP shares	355	(2)
Repurchase of common stock	(536)	(294)
Net Cash Provided by (Used in) Financing Activities	35,957	(7,707)
Increase (Decrease) in Cash and Cash Equivalents	$13,223	$(7,822)

Cash and Cash Equivalents - January 1	11,296	19,118
Cash and Cash Equivalents - December 31	$24,519	$11,296

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for
Interest	$7,648	$10,653
Income taxes	$4,069	$2,226

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$249	$389
Transfer from loans to OREO	$1,853	$4,020
Transfer of OREO to loans	$-	$1,038

See notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Community Financial Corporation and its wholly owned subsidiary Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary Community Mortgage Corporation of Tri-County (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Reclassification

Certain reclassifications have been made in the Consolidated Financial Statements for 2012 to conform to the classification presented in 2013.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and King George and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

Use of Estimates

In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of OREO and deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the county of King George, Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Note 4 discusses the types of securities held by the Company. Note 5 discusses the type of lending in which the Company is engaged. The Company does not have significant concentration in any one customer or industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity (HTM)” and recorded at amortized cost. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as held to maturity or trading securities, including equity securities with readily determinable fair values, are classified as “available for sale (AFS)” and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the estimated fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Investments in Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks are recorded at cost and are considered restricted as to marketability. The Bank is required to maintain investments in the Federal Reserve Bank as a condition of membership and the Federal Home Loan Bank based upon levels of borrowings.

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under accounting guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

The interest rate-lock commitments are derivative financial instruments. Interest rate risk arises on these commitments and subsequently closed loans held for sale if interest rates change between the time of interest rate-lock and the delivery of the loan to a secondary market investor. To mitigate interest rate risk, the Company sells certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales, which are entered into as a result of an interest rate-lock commitment with the Bank’s customer, are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2013 and 2012, respectively.

Loans Receivable

The Company originates real estate mortgages, construction and land development loans, commercial loans and consumer loans. A substantial portion of the loan portfolio is comprised of loans throughout Southern Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology. Interest is recognized on non-accrual loans on a cash-basis if the loans are not impaired or there is no impairment.

Consumer loans are typically charged-off no later than 90 days past due. Mortgage and commercial loans are fully or partially charged-off when in management’s judgment all reasonable efforts to return a loan to performing status have occurred. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of a general and a specific component. The general component is based upon historical loss experience and a review of qualitative risk factors by portfolio segment (See Note 5 for a description of portfolio segments). The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance. The Company considers qualitative factors in addition to the loss experience factor. These include trends by portfolio segment in charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative factors also include an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.

The specific component of the allowance for loan losses relates to individual impaired loans with an identified impairment loss. The Company evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructured loans (“TDRs”) to determine whether a loan is impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan. These circumstances include the length of the delay, the reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. Loans not impaired are included in the pool of loans evaluated in the general component of the allowance.

If a specific loan is deemed to be impaired it is evaluated for impairment. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of the loan.

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

Servicing

Servicing assets are recognized as separate assets when rights are acquired through the purchase or sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing based on relative estimated fair value. Estimated fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the estimated fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Premises and Equipment

Land is carried at cost. Premises, improvements and equipment are carried at cost, less accumulated depreciation and amortization, computed by the straight-line method over the estimated useful lives of the assets, which are as follows:

Buildings and Improvements: 10 to 50 years

Furniture and Equipment: three to 15 years

Automobiles: five years

Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of premises and equipment are capitalized.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or estimated fair value less the cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense. Gains or losses on disposition are included in noninterest income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

The Company expenses advertising costs as incurred.

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

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit, letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Stock-Based Compensation

The Company has stock-based incentive arrangements to attract and retain key personnel in order to promote the success of the business. In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by the shareholders and authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees.

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the vesting period. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

The Company and the Bank currently maintain incentive compensation plans which provide for payments to be made in cash or other share-based compensation. The Company has accrued the full amounts due under these plans, but as of year-end, it is not possible to identify the portion that will be paid out in the form of share-based compensation.

Earnings Per Common Share (“EPS”)

Basic earnings per common share represent income available to common stockholders, divided by the weighted average number of common shares outstanding during the period. Unencumbered shares held by the Employee Stock Ownership Plan (“ESOP”) are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. The Company excludes from the diluted EPS calculation anti-dilutive options, because the exercise price of the options were greater than the average market price of the common shares.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as components of comprehensive income in the Consolidated Statements of Income and Comprehensive Income. Additionally, the Company discloses accumulated other comprehensive income as a separate component in the equity section of the balance sheet.

Recent Accounting Pronouncements

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

ASU 2013-10 - Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have an impact on the Company’s consolidated financial statements.

ASU 2013-12 - Definition of a Public Business Entity - An Addition to the Master Glossary. ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-04 - Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME)

The following table presents the components of comprehensive loss for the years ended December 31, 2013 and 2012. The Company’s comprehensive losses were solely for securities for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding loss arising during period	$(1,813)	$(617)	$(1,196)	$(227)	$(77)	$(150)
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive loss	$(1,813)	$(617)	$(1,196)	$(227)	$(77)	$(150)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$139	$289
Other comprehensive loss before reclassifications	(1,196)	(150)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive loss	(1,196)	(150)
End of period	$(1,057)	$139

NOTE 3 - EARNINGS PER SHARE

As of December 31, 2013 and 2012, there were 184,201 and 87,435 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

	Years Ended December 31,
(dollars in thousands)	2013	2012
Net Income	$6,651	$4,990
Less: dividends paid and accrued on preferred stock	(200)	(200)
Net income available to common shareholders	$6,451	$4,790

Average number of common shares outstanding	3,402,432	3,043,039
Effect of dilutive options	24,361	12,323
Average number of shares used to calculate diluted EPS	3,426,793	3,055,362

NOTE 4 -RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances amounted to $254,000 and $380,000, respectively.

NOTE 5 – SECURITIES

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$176	$17	$-	$193
Residential Collateralized Mortgage Obligations ("CMOs")	45,299	63	1,479	43,883
Corporate equity securities	37	4	-	41
Bond mutual funds	4,108	22	-	4,130
Total securities available for sale	$49,620	$106	$1,479	$48,247

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$22,662	$625	$214	$23,073
Residential CMOs	59,869	265	943	59,191
Asset-backed securities issued by Others:
Residential CMOs	3,120	114	157	3,077
Total debt securities held to maturity	85,651	1,004	1,314	85,341

U.S. government obligations	750	-	-	750
Total securities held to maturity	$86,401	$1,004	$1,314	$86,091

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$198	$33	$-	$231
Residential CMOs	42,508	267	119	42,656
Corporate equity securities	37	-	-	37
Bond mutual funds	4,013	269	-	4,282
Total securities available for sale	$46,756	$569	$119	$47,206

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$31,239	$1,237	$-	$32,476
Residential CMOs	76,191	716	98	76,809
Asset-backed securities issued by Others:
Residential CMOs	4,439	197	484	4,152
Total debt securities held to maturity	111,869	2,150	582	113,437

U.S. government obligations	750	-	-	750
Total securities held to maturity	$112,619	$2,150	$582	$114,187

At December 31, 2013, certain asset-backed securities with an amortized cost of $ 26.5 million were pledged to secure certain deposits. At December 31, 2013, asset-backed securities with an amortized cost of $2.6 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2013, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 4.45 years and an average duration of 4.05 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.49 years and an average duration of 4.16 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2013 and 2012. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At December 31, 2013, the CMO issue had a par value of $843,000, a market fair value of $581,000 and a carrying value of $467,000.

During the fourth quarter of the year ended December 31, 2012, the Company recognized net losses on the sale of securities of $4,000. The Company sold one AFS security with a carrying value of $1.5 million and three HTM securities with aggregate carrying values of $3.8 million, recognizing a gain of $153,000 and losses of $157,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320-10-25-6 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the year ended December 31, 2013.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2013 were as follows:

December 31, 2013	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$28,669	$1,016	$8,352	$463	$37,021	$1,479

At December 31, 2013, the AFS investment portfolio had an estimated fair value of $48.2 million, of which $37.0 million or 77% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses are predominantly CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.5 million or 3.25% of the portfolio amortized cost of $45.5 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.71 years and an average duration of 4.25 years. We believe that the securities will either recover in market value or be paid off as agreed.

At December 31, 2012, the AFS investment portfolio had a fair value of $47.2 million with unrealized losses from their amortized cost of $119,000. Asset-backed securities and corporate securities with unrealized losses had a fair value of $12.0 million and all unrealized losses were for less than twelve months.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2013 are as follows:

December 31, 2013	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$36,705	$1,000	$6,832	$157	$43,537	$1,157
Asset-backed securities issued by other	97	-	2,399	157	2,496	157
	$36,802	$1,000	$9,231	$314	$46,033	$1,314

At December 31, 2013, the HTM investment portfolio had an estimated fair value of $86.1 million, of which $46.0 million or 53%, of the securities had some unrealized losses from their amortized cost. Of these securities, $43.5 million or 95%, were asset-backed securities issued by GSEs and the remaining $2.5 million or 5%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.2 million or 1.40% of the portfolio amortized cost of $82.5 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.24 years and an average duration of 4.80 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $157,000, or 5.02% of the portfolio amortized cost of $3.1 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 5.17 years and an average duration of 4.73 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2012 are as follows:

December 31, 2012	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$14,254	$90	$6,132	$8	$20,386	$98
Asset-backed securities issued by other	-	-	3,058	484	3,058	484
	$14,254	$90	$9,190	$492	$23,444	$582

At December 31, 2012, the HTM investment portfolio had an estimated fair value of $114.2 million, of which $23.4 million, or 21% of the securities, had some unrealized losses from their amortized cost. Of these securities, $20.4 million, or 87%, are mortgage-backed securities issued by GSEs and the remaining $3.0 million, or 13%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $98,000 or 0.09% of the portfolio amortized cost of $107.4 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 1.85 years and an average duration of 1.72 years.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $484,000, or 10.91% of the portfolio amortized cost of $4.4 million. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.17 years and an average duration of 2.40 years.

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Bond mutual funds
Within one year	$4,108	$4,130	$750	$750

Asset-backed securities
Within one year	7,827	7,587	16,371	16,310
Over one year through five years	20,561	19,928	38,641	38,502
Over five years through ten years	12,074	11,702	20,148	20,076
After ten years	5,013	4,859	10,491	10,453
Total asset-backed securities	45,475	44,076	85,651	85,341

	$49,583	$48,206	$86,401	$86,091

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at December 31, 2013 and 2012 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

December 31, 2013		December 31, 2012
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$126,607	AAA	$150,318
A+	-	A+	-
A	-	A	111
BBB	584	BBB	978
BBB-	98	BBB-	322
BB+	-	BB+	-
BB	813	BB	1,070
BB-	-	BB-	69
B+	66	B+	1,008
CCC+	1,092	CCC+	-
CCC	467	CCC	882
Total	$129,727	Total	$154,758

NOTE 6 - LOANS

Loans consist of the following:

(dollars in thousands)	December 31, 2013	December 31, 2012

Commercial real estate	$476,648	$419,667
Residential first mortgages	159,147	177,663
Construction and land development	32,001	31,819
Home equity and second mortgages	21,692	21,982
Commercial loans	94,176	88,158
Consumer loans	838	995
Commercial equipment	23,738	16,268
	808,240	756,552
Less:
Deferred loan fees	972	664
Allowance for loan loss	8,138	8,247
	9,110	8,911

	$799,130	$747,641

At December 31, 2013, the Bank’s allowance for loan losses totaled $8.1 million, or 1.01% of loan balances, as compared to $8.2 million, or 1.09% of loan balances, at December 31, 2012. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

At December 31, 2012, gross loans included $1.5 million from the sales of OREO property that the Bank financed during 2011 that did not qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The deferred gain balance was $225,000 at December 31, 2012. The Bank recognized the deferred gain of $225,000 during the year ended December 31, 2013 as the transaction qualified for full accrual sales treatment under ASC Topic 360-20-40.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at December 31, 2013 and December 31, 2012. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.

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

Non-accrual and Past Due Loans

Non-accrual loans as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,235	10	$3,695	2	$7,930	12
Residential first mortgages	1,683	6	562	3	2,245	9
Construction and land development	2,968	1	-	-	2,968	1
Home equity and second mortgages	115	3	-	-	115	3
Commercial loans	1,935	6	-	-	1,935	6
Consumer loans	-	-	24	1	24	1
Commercial equipment	234	2	-	-	234	2
	$11,170	28	$4,281	6	$15,451	34

	December 31, 2012
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,529	7	$3,802	2	$5,331	9
Residential first mortgages	3,169	10	570	3	3,739	13
Home equity and second mortgages	71	2	-	-	71	2
Commercial loans	3,732	11	-	-	3,732	11
Consumer loans	-	-	52	1	52	1
Commercial equipment	216	4	-	-	216	4
	$8,717	34	$4,424	6	$13,141	40

The Bank categorized six performing loans totaling $4.3 million and $4.4 million as non-accrual loans at December 31, 2013 and 2012, respectively. These six loans represent one well-secured commercial loan relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results and cash flow coverage. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans if the loans are not impaired or there is no impairment.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $9.1 million and $11.4 million at December 31, 2013 and 2012, respectively. Interest due but not recognized on these balances at December 31, 2013 and 2012 was $304,000 and $444,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $6.4 million and $1.7 million at December 31, 2013 and 2012, respectively. Interest due but not recognized on these balances at December 31, 2013 and 2012 was $295,000 and $182,000, respectively.

An analysis of past due loans as of December 31, 2013 and 2012 was as follows:

	December 31, 2013
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$469,182	$58	$3,173	$4,235	$7,466	$476,648	$-
Residential first mortgages	157,043	8	413	1,683	2,104	159,147	-
Construction and land dev.	28,525	-	508	2,968	3,476	32,001	-
Home equity and second mtg.	21,183	121	273	115	509	21,692	-
Commercial loans	88,812	3,111	318	1,935	5,364	94,176	-
Consumer loans	830	8	-	-	8	838	-
Commercial equipment	23,435	26	43	234	303	23,738	-
Total	$789,010	$3,332	$4,728	$11,170	$19,230	$808,240	$-

	December 31, 2012
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$416,720	$-	$1,418	$1,529	$2,947	$419,667	$-
Residential first mortgages	173,594	97	803	3,169	4,069	177,663	-
Construction and land dev.	31,819	-	-	-	-	31,819	-
Home equity and second mtg.	21,499	351	61	71	483	21,982	-
Commercial loans	84,385	-	41	3,732	3,773	88,158	-
Consumer loans	983	9	3	-	12	995	-
Commercial equipment	15,660	372	20	216	608	16,268	-
Total	$744,660	$829	$2,346	$8,717	$11,892	$756,552	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2013 and 2012 were as follows:

	December 31, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$18,342	$14,274	$3,899	$18,173	$372	$18,473	$770
Residential first mortgages	3,401	2,695	706	3,401	171	3,392	125
Construction and land dev.	5,666	1,489	4,177	5,666	55	5,386	252
Home equity and second mtg.	207	207	-	207	-	297	12
Commercial loans	10,218	9,297	921	10,218	304	10,600	432
Consumer loans	24	24	-	24	-	39	3
Commercial equipment	335	234	83	317	83	367	13
Total	$38,193	$28,220	$9,786	$38,006	$985	$38,554	$1,607

	December 31, 2012
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$21,619	$18,804	$2,815	$21,619	$786	$22,502	$1,120
Residential first mortgages	3,368	2,362	1,006	3,368	404	3,389	158
Construction and land dev.	4,878	4,878	-	4,878	-	4,793	276
Home equity and second mtg.	291	291	-	291	-	221	7
Commercial loans	8,779	8,330	448	8,778	354	9,153	284
Consumer loans	52	52	-	52	-	64	5
Commercial equipment	4	-	4	4	4	5	-
Total	$38,991	$34,717	$4,273	$38,990	$1,548	$40,127	$1,850

TDRs, included in the impaired loan schedules above, as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$3,141	8	$3,097	7
Residential first mortgages	1,485	4	1,418	3
Commercial equipment	67	1	-	-
	$4,693	13	$4,515	10

At December 31, 2013, one TDR loan of $329,000 was over 90 days past due. Except as noted, all TDRs were performing according to the terms of their restructured agreements. The Bank had specific reserves in the allowance for loan losses of $79,000 on two TDRs totaling $1.8 million at December 31, 2013 and no specific reserves in the allowance for loan losses at December 31, 2012. Interest income in the amount of $214,000 and $220,000 was recognized on these loans for the years ended December 31, 2013 and 2012, respectively.

TDR activity for the year ended December 31, 2013 included three additions to the number of TDRs. During the year ended December 31, 2013, the Bank entered into one TDR for $77,000 for a residential first mortgage, one TDR for $60,000 for a commercial real estate mortgage and one TDR for $67,000 for a commercial equipment loan. There were no other TDR transactions for the year ended December 31, 2013.

During the year ended December 31, 2012, the Bank entered into TDRs for eight commercial real estate loans totaling $3.2 million and three residential first mortgages totaling $1.4 million. For the year ended December 31, 2012, two commercial real estate TDR loans were charged-off in the amount of $416,000. One of the two charged-off commercial real estate loans was transferred to OREO with a balance of $383,000.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2013 and 2012 and loan receivable balances at December 31, 2013 and 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2012
Allowance for loan losses:
Balance at January 1,	$2,526	$539	$354	$144	$3,850	$19	$223	$7,655
Charge-offs	(486)	(11)	(141)	(211)	(1,004)	(5)	(169)	(2,027)
Recoveries	-	38	-	-	51	1	-	90
Provisions	2,052	517	320	347	(949)	4	238	2,529
Balance at December 31,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Ending balance: individually evaluated for impairment	$786	$404	$-	$-	$354	$-	$4	$1,548
Ending balance: collectively evaluated for impairment	$3,306	$679	$533	$280	$1,594	$19	$288	$6,699
Loan receivables:
Ending balance	$419,667	$177,663	$31,819	$21,982	$88,158	$995	$16,268	$756,552
Ending balance: individually evaluated for impairment	$21,619	$3,368	$4,878	$291	$8,778	$52	$4	$38,990
Ending balance: collectively evaluated for impairment	$398,048	$174,295	$26,941	$21,691	$79,380	$943	$16,264	$717,562

Credit Quality Indicators

Credit quality indicators as of December 31, 2013 and 2012 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Unrated	$66,481	$59,930	$5,782	$4,330
Pass	380,124	329,883	17,628	19,753
Special mention	7,084	4,881	-	-
Substandard	22,959	24,973	8,591	7,736
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$476,648	$419,667	$32,001	$31,819

	Commercial Loans		Commercial Equipment
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Unrated	$12,873	$11,628	$6,137	$5,083
Pass	67,354	64,437	17,516	11,181
Special mention	402	-	2	-
Substandard	13,547	12,093	83	4
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$94,176	$88,158	$23,738	$16,268

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Performing	$157,464	$174,494	$21,577	$21,911	$838	$995
Nonperforming	1,683	3,169	115	71	-	-
Total	$159,147	$177,663	$21,692	$21,982	$838	$995

Summary of Total Classified Loans

(dollars in thousands)	12/31/2013	12/31/2012
By Internally Assigned Grade	$45,181	$44,807
By Payment Activity	2,464	3,869
Total Classified	$47,645	$48,676

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

Rating 9 - Doubtful

Doubtful assets have many of the same characteristics of Substandard with the exception that the Bank has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. When a loan is assigned to this category the Bank will identify the probable loss and the loan will receive a specific reserve in the loan loss allowance analysis. These relationships will be reviewed at least quarterly.

Rating 10 - Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss”. There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2013	December 31, 2013	December 31, 2013
Real Estate Loans
Commercial	$52,548	$146,237	$277,863
Residential first mortgage	27,529	58,872	72,746
Construction and land development	21,181	10,820	-
Home equity and second mortgage	2,162	7,087	12,443
Commercial loans	94,176	-	-
Consumer loans	367	419	52
Commercial equipment	12,534	8,424	2,780
Total loans	$210,497	$231,859	$365,884

The following table sets forth the dollar amount of all loans due after one year from December 31, 2013, which have predetermined interest rates and have floating or adjustable interest rates.

(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$100,570	$323,530	$424,100
Residential first mortgage	109,999	21,619	131,618
Construction and land development	-	10,820	10,820
Home equity and second mortgage	2,311	17,219	19,530
Commercial loans	-	-	-
Consumer loans	169	302	471
Commercial equipment	9,423	1,781	11,204
	$222,472	$375,271	$597,743

Related Party Loans

Included in loans receivable at December 31, 2013 and 2012 were $16.6 million and $7.0 million, respectively, for loans made to executive officers and directors of the Bank. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2013 and 2012, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors for the years ended December 31, 2013 and 2012 are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2013	2012

Balance, beginning of period	$6,987	$6,475
Loans and additions	536	842
Change in Directors' status	10,077	-
Repayments	(999)	(330)
Balance, end of period	$16,601	$6,987

NOTE 7 - LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $61.6 million and $48.3 million at December 31, 2013 and 2012, respectively.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The following table presents the activity of the mortgage servicing rights.

	Years Ended December 31,
(dollars in thousands)	2013	2012
Balance, beginning of the year	$245	$213
Additions	174	106
Amortization	(113)	(74)
Balance, end of the year	$306	$245

NOTE 8 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the allowance for losses. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of the activity follows.

	Years Ended December 31,
(dollars in thousands)	2013	2012
Balance at beginning of year	$6,891	$5,028
Additions of underlying property	1,853	4,020
Disposals of underlying property	(1,346)	(445)
Transfers of OREO to loans	-	(1,038)
Valuation allowance	(601)	(674)
Balance at end of period	$6,797	$6,891

During the year ended December 31, 2013, the Bank recognized $179,000 in gains on the sale of OREO which consisted of the sale of six properties for net proceeds of $1.3 million and net losses of $46,000 and the recognition of $225,000 of previously deferred gain from an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment. The Bank utilized the cost recovery method (ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”) to account for the sale.

During the year ended December 31, 2012, the Bank recognized $88,000 in gains on the sale of OREO which consisted of the sale of four properties for net proceeds of $345,000 and net losses of $97,000 and the recognition of $185,000 of previously deferred gain from an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment. The Bank utilized the cost recovery method. Additionally for the year ended December 31, 2012, the Bank transferred two construction and development loans totaling $1.0 million from OREO to loans after these loans qualified for full accrual sales treatment. The Bank utilized the deposit method (ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”) to account for the sales.

Expenses applicable to OREO assets include the following.

	Years Ended December 31,
(dollars in thousands)	2013	2012
Valuation allowance	$601	$674
Operating expenses	186	97
	$787	$771

 Operating expenses for the year ended December 31, 2012 included $8,000 in deposits refunded on sold foreclosed real estate.

NOTE 9 - PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2013 and 2012 follows:

	December 31,
(dollars in thousands)	2013	2012

Land	$5,509	$5,509
Building and improvements	16,964	16,149
Furniture and equipment	6,847	6,681
Automobiles	303	294
Total cost	29,623	28,633
Less accumulated depreciation	10,080	8,851
Premises and equipment, net	$19,543	$19,782

Certain Bank facilities are leased under various operating leases. Rent expense was $569,000 and $514,000 in 2013 and 2012, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows:

(dollar in thousands)
2014	$642
2015	680
2016	699
2017	709
2018	579
Thereafter	3,063

Total	$6,372

NOTE 10 - DEPOITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2013	2012
Noninterest-bearing demand	$103,882	$102,320
Interest-bearing:
Demand	86,954	67,352
Money market deposits	204,032	209,813
Savings	39,116	35,292
Certificates of deposit	387,311	405,454
Total interest-bearing	717,413	717,911

Total Deposits	$821,295	$820,231

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2013, and 2012 was $205.6 million and $206.4 million, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2013, and 2012 was $71.6 million and $70.8 million, respectively.

At December 31, 2013, the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)
2014	$244,451
2015	99,163
2016	27,274
2017	5,669
2018	10,754
$387,311

NOTE 11 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank’s long-term debt consists of advances from the FHLB of Atlanta. The Bank classifies debt based upon original maturity and does not reclassify debt to short-term status during its life. These include fixed-rate, fixed-rate convertible and variable-rate convertible advances. Rates and maturities on these advances at December 31, 2013 and 2012 were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
2013
Highest rate	3.99%	3.47%	4.00%
Lowest rate	0.41%	3.47%	4.00%
Weighted average rate	2.00%	3.47%	4.00%
Matures through	2036	2018	2020

2012
Highest rate	3.99%	3.47%	4.00%
Lowest rate	0.84%	3.47%	4.00%
Weighted average rate	2.33%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2013	2012

Long-term debt
Long-term debt outstanding at end of period	$70,476	$60,527
Weighted average rate on outstanding long-term debt	2.49%	2.80%
Maximum outstanding long-term debt of any month end	70,519	60,573
Average outstanding long-term debt	68,996	60,206
Approximate average rate paid on long-term debt	2.53%	3.02%

Short-term borrowings
Short-term borrowings outstanding at end of period	$-	$1,000
Weighted average rate on short-term borrowings	0.00%	0.36%
Maximum outstanding short-term borrowings at any month end	24,000	14,000
Average outstanding short-term borrowings	4,278	3,639
Approximate average rate paid on short-term borrowings	0.33%	0.36%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. At December 31, 2012, the Bank had $10.0 million in fixed-rate convertible debt callable in 2013. As of December 31, 2013 all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. Variable convertible debt is scheduled to mature in 2020. As of December 31, 2013 all variable convertible debt has passed its call date and is fixed at 4.0%.

During the year ended December 31, 2012, the Bank extended the maturities of two $5.0 million fixed-rate convertible advances totaling $10.0 million to mature in 2017 and a $10.0 million fixed-rate advance to mature in 2022, decreasing rates from 4.3% and 4.0% to 2.2% and 2.8%, respectively. During the year ended December 31, 2013, the Bank added $10.0 million and $5.0 million fixed-rate advances maturing in 2017 and 2015 at rates of 0.87% and 0.41%, respectively.

At December 31, 2013 and 2012, $70.5 million or 100% and $50.5 million or 83%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows:

	December 31, 2013
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2014	$750	$-	$-	$750
Due in 2015	19,000	-	-	19,000
Due in 2016	-	-	-	-
Due in 2017	20,000	-	-	20,000
Due in 2018	-	10,000	-	10,000
Thereafter	10,726	-	10,000	20,726
	$50,476	$10,000	$10,000	$70,476

From time to time, the Bank also has daily advances outstanding, which are classified as short-term borrowings. These advances are repayable at the Bank’s option at any time and are re-priced daily. There were no daily advances outstanding and $1.0 million outstanding at December 31, 2013 and 2012, respectively.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets or $306.6 million.

At December 31, 2013, $349.9 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2013, FHLB lendable collateral was valued at $263.4 million. At December 31, 2013, the Bank had total lendable pledged collateral at the FHLB of $166.2 million of which $95.7 million was available to borrow in addition to outstanding advances of $70.5 million. Unpledged lendable collateral was $97.1 million, bringing total available borrowing capacity to $192.8 million at December 31, 2013.

Additionally, the Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank has segregated collateral sufficient to draw $13.8 million under this agreement. In addition, the Bank has established short-term credit facilities with other commercial banks totaling $12.0 million at December 31, 2013. No amounts were outstanding under the Borrower in Custody or commercial lines at December 31, 2013.

NOTE 12 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(dollars in thousands)	2013	2012
Current
Federal	$3,043	$2,827
State	845	678
	3,888	3,505

Deferred
Federal	(94)	(631)
State	(23)	(98)
	(117)	(729)
Total income tax expense	$3,771	$2,776

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013		2012
(dollars in thousands)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$3,544	34.00%	$2,640	34.00%
State taxes net of federal benefit	577	5.53%	178	2.29%
Nondeductible expenses	35	0.33%	29	0.37%
Nontaxable income	(340)	(3.26)%	(320)	(4.12)%
Other	(45)	(0.42)%	249	3.21%
	$3,771	36.18%	$2,776	35.75%

The net deferred tax assets in the accompanying balance sheets include the following components:

	December 31,
(dollars in thousands)	2013	2012
Deferred tax assets
Allowance for loan losses	$3,283	$3,253
Deferred compensation	1,971	1,860
OREO valuation allowance & expenses	1,748	1,511
Unrealized loss on investment securities	545	-
Other	208	438
	7,755	7,062
Deferred tax liabilities
Unrealized gain on investment securities	-	72
FHLB stock dividends	156	156
Depreciation	60	29
	216	257
Net deferred tax assets	$7,539	$6,805

Retained earnings at December 31, 2013 and 2012 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $463,000 at December 31, 2013.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2010.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. These instruments may, but do not necessarily, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet loans receivable.

As of December 31, 2013 and 2012, the Bank had outstanding loan commitments of approximately $17.8 million and $15.5 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $21.6 million and $22.7 million at December 31, 2013 and 2012, respectively. In addition to the commitments noted above, customers had approximately $101.3 million and $70.4 million available under lines of credit at December 31, 2013 and 2012, respectively.

NOTE 14 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by the shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule, if applicable, and the probability of achieving the goals.

Stock-based compensation expense totaled $366,000 and $165,000 in 2013 and 2012, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the years ended December 31, 2013 and 2012 included director compensation of $3,000 and $22,000, respectively, for stock granted in lieu of cash compensation. All outstanding options were fully vested at December 31, 2013 and the Company has not granted any stock options since 2007.

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

The following tables below summarize outstanding and exercisable options at December 31, 2013 and 2012.

				Weighted-
		Weighted		Average
		Average	Aggregate	Contractual Life
(dollars in thousands, except per share amounts)	Shares	Exercise Price	Intrinsic Value	Remaining In Years

Outstanding at January 1, 2013	236,059	$18.49	$164
Granted at fair value	-	-
Exercised	(55,672)	13.16	310
Expired	-
Forfeited	(20,870)	20.27
Outstanding at December 31, 2013	159,517	$20.12	$347	1.0

Exercisable at December 31, 2013	159,517	$20.12	$347	1.0

				Weighted-
		Weighted		Average
		Average	Aggregate	Contractual Life
(dollars in thousands, except per share amounts)	Shares	Exercise Price	Intrinsic Value	Remaining In Years

Outstanding at January 1, 2012	264,156	$17.90	$176
Granted at fair value	-	-
Exercised	(24,780)	12.25	89
Expired	-
Forfeited	(3,317)	18.25

Outstanding at December 31, 2012	236,059	$18.49	$164	1.0

Exercisable at December 31, 2012	236,059	$18.49	$164	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
December 31, 2013	Remaining Contractual Life	Exercise Price
72,082	1 years	15.89
66,224	2 years	22.29
21,211	4 years	27.70
159,517		$20.12

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $347,000 and $164,000 at December 31, 2013 and 2012, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.71 and $15.98 per share at December 31, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at December 31, 2013 and 2012, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	20.71
Vested	(20,393)	15.39	(3,106)	15.98

Nonvested at December 31, 2013	16,832	$17.86	4,210	$20.71

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2012	8,113	$16.47	6,845	$15.00
Granted	23,281	15.21	2,105	15.98
Vested	(7,825)	15.20	(3,739)	14.80

Nonvested at December 31, 2012	23,569	$15.64	5,211	$15.98

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended 2013 and 2012 totaled $262,000 and $223,000, respectively. As of December 31, 2013, the ESOP held 206,702 allocated and 40,281 unallocated shares with an approximate market value of $4.3 million and $834,000, respectively. The estimated value was determined using the Company’s closing stock price of $20.71 on December 31, 2013.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2013 and 2012, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2013 and 2012, the expense recorded for this plan totaled $336,000 and $211,000, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $20,000 for each of the years ended December 31, 2013 and 2012, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. These plans and benefits provide a retirement income payment for 15 years from the date of the employee’s expected retirement date. The payments are set at the discretion of the Board of Directors and vesting occurs ratably from the date of employment to the expected retirement date. Expense recorded for this plan totaled $395,000 and $442,000 for 2013 and 2012, respectively.

NOTE 16 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank was well-capitalized under the regulatory framework for prompt corrective action (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual regulatory capital amounts and ratios for 2013 and 2012 are presented in the following tables.

(dollars in thousands)	Actual		At December 31, 2013 Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$131,936	15.62%	$67,561	8.00%
The Bank	$131,216	15.57%	$67,433	8.00%	$84,292	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$123,787	14.66%	$33,781	4.00%
The Bank	$123,067	14.60%	$33,717	4.00%	$50,575	6.00%

Tier 1 Capital (to average assets)
The Company	$123,787	12.50%	$39,597	4.00%
The Bank	$123,067	12.45%	$39,537	4.00%	$49,422	5.00%

(dollars in thousands)	Actual		At December 31, 2012 Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$99,280	12.84%	$61,842	8.00%
The Bank	$96,600	12.55%	$61,586	8.00%	$76,983	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$90,908	11.76%	$30,921	4.00%
The Bank	$88,228	11.46%	$30,793	4.00%	$46,190	6.00%

Tier 1 Capital (to average assets)
The Company	$90,908	9.39%	$38,723	4.00%
The Bank	$88,228	9.14%	$38,595	4.00%	$48,244	5.00%

In October 2013, the Company added $27.4 million in additional common capital after commissions and related offering expenses and immediately downstreamed $27.2 million of the net proceeds raised to the Bank.

NOTE 17 - FAIR VALUE MEASUREMENTS

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the years ended December 31, 2013 and 2012, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2013 and 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2013 and December 31, 2012 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$43,883	$-	$43,883	$-
MBS	193	-	193	-
Corporate equity securities	41	-	41	-
Bond mutual funds	4,130	-	4,130	-
Total available for sale securities	$48,247	$-	$48,247	$-

(dollars in thousands)	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$42,656	$-	$42,656	$-
MBS	231	-	231	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,282	-	4,282	-
Total available for sale securities	$47,206	$-	$47,206	$-

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

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,527	$-	$3,527	$-
Residential first mortgage	535	-	535	-
Construction and land development	4,122	-	4,122	-
Commercial loans	617	-	617	-
Total loans with impairment	$8,801	$-	$8,801	$-
Other real estate owned	$6,797	$-	$6,797	$-

(dollars in thousands)	December 31, 2012
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,029	$-	$2,029	$-
Residential first mortgage	602	-	602	-
Commercial loans	94	-	94	-
Total loans with impairment	$2,725	$-	$2,725	$-

Other real estate owned	$6,891	$-	$6,891	$-

Loans with impairment have unpaid principal balances of $9.8 million and $4.3 million at December 31, 2013 and 2012, respectively, and include impaired loans with a specific allowance.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2013			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$48,247	$48,247	$-	$48,247	$-
Investment securities - HTM	86,401	86,091	750	85,341	-
FHLB and FRB Stock	5,593	6,178	-	6,178	-
Loans	799,130	793,449	-	793,449	-
OREO	6,797	6,797	-	6,797	-

Liabilities
Savings, NOW and money market accounts	$433,984	$433,984	$-	$433,984	$-
Time deposits	387,311	389,705	-	389,705	-
Long-term debt	70,476	71,960	-	71,960	-
TRUPs	12,000	2,400	-	2,400	-

December 31, 2012			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$47,206	$47,206	$-	$47,206	$-
Investment securities - HTM	112,619	114,187	750	113,437	-
FHLB and FRB Stock	5,476	5,469	-	5,469	-
Loans	747,641	757,387	-	757,387	-
OREO	6,891	6,891	-	6,891	-

Liabilities
Savings, NOW and money market accounts	$414,777	$414,777	$-	$414,777	$-
Time deposits	405,454	410,257	-	410,257	-
Long-term debt	60,527	64,252	-	64,252	-
Short term borrowings	1,000	1,000	-	1,000	-
TRUPs	12,000	2,400	-	2,400	-

At December 31, 2013, the Company had outstanding loan commitments and standby letters of credit of $17.8 million and $21.6 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 19 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly owned by the Company, issued $5.0 million of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $155,000 for Capital Trust II’s common securities, to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company.

On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly owned by the Company, issued $7.0 million of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance, along with the Company’s $217,000 capital contribution for Capital Trust I’s common securities, to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. These debentures qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company.

NOTE 20 - PREFERRED STOCK

Small Business Lending Fund Preferred Stock

On September 22, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”), pursuant to which the Company issued 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $20.0 million. The Purchase Agreement was entered into, and the Series C Preferred Stock was issued, as authorized by the Small Business Lending Fund program.

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

NOTE 21 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets
	December 31,
(dollars in thousands)	2013	2012
Assets
Cash - noninterest bearing	$402	$661
Investment in wholly owned subsidiaries	122,382	88,739
Other assets	1,230	2,864
Total Assets	$124,014	$92,264

Liabilities and Stockholders' Equity
Current liabilities	$912	$845
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Total Liabilities	13,284	13,217

Stockholders' Equity
Preferred Stock - Series C	20,000	20,000
Common stock	46	30
Additional paid in capital	45,881	17,874
Retained earnings	46,523	41,987
Accumulated other comprehensive income	(1,057)	139
Unearned ESOP shares	(663)	(983)
Total Stockholders’ Equity	110,730	79,047

Total Liabilities and Stockholders’ Equity	$124,014	$92,264

Condensed Statements of Income
	Years Ended December 31,
(dollars in thousands)	2013	2012
Interest and Dividend Income
Dividends from subsidiary	$-	$2,300
Interest income	46	93
Interest expense	305	338
Net Interest Income (Expense)	(259)	2,055
Miscellaneous expenses	(825)	(608)
(Loss) Income before income taxes and equity in undistributed net income of subsidiary	(1,084)	1,447
Federal and state income tax benefit	368	290
Equity in undistributed net income of subsidiary	7,367	3,253
Net Income	$6,651	$4,990
Preferred stock dividends	200	200
Net Income Available to Common Shareholders	$6,451	$4,790

Condensed Statements of Cash Flows
	Years Ended December 31,
(dollars in thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$6,651	$4,990
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(7,367)	(3,253)
Stock based compensation	249	389
Decrease (Increase) in other assets	1,697	(90)
Deferred income tax benefit	(26)	(20)
Increase in current liabilities	67	57
Net Cash Provided by Operating Activities	1,271	2,073

Cash Flows from Financing Activities
Dividends paid	(1,579)	(1,422)
Proceeds from public offering	27,387	-
Downstream of capital to subsidiary	(27,474)	(115)
Exercise of stock options	317	83
Net change in ESOP loan	355	(2)
Repurchase of common stock	(536)	(294)
Net Cash Used in Financing Activities	(1,530)	(1,750)
(Decrease) Increase in Cash	(259)	323
Cash at Beginning of Year	661	338
Cash at End of Year	$402	$661

NOTE 22 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2013
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,112	$9,975	$9,750	$9,841
Interest expense	1,732	1,873	2,018	2,023
Net interest income	8,380	8,102	7,732	7,818
Provision for loan loss	300	286	200	154
Net interest income after provision	8,080	7,816	7,532	7,664

Noninterest income	797	1,119	1,069	1,189
Noninterest expense	6,348	6,245	6,107	6,144

Income before income taxes	2,529	2,690	2,494	2,709
Provision for income taxes	885	987	909	990
Net Income (NI)	$1,644	$1,703	$1,585	$1,719
Preferred stock dividends	50	50	50	50
NI Available to Common Shareholders	$1,594	$1,653	$1,535	$1,669

Earnings Per Common Share[1]
Basic	$0.35	$0.55	$0.51	$0.55
Diluted	$0.35	$0.55	$0.51	$0.54

	2012
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,195	$9,887	$10,103	$10,108
Interest expense	2,276	2,539	2,765	3,024
Net interest income	7,919	7,348	7,338	7,084
Provision for loan loss	1,005	746	437	341
Net interest income after provision	6,914	6,602	6,901	6,743

Noninterest income	1,365	1,302	897	846
Noninterest expense	5,942	5,601	6,364	5,897

Income before income taxes	2,337	2,303	1,434	1,692
Provision for income taxes	866	830	493	587
Net Income (NI)	$1,471	$1,473	$941	$1,105
Preferred stock dividends	50	50	50	50
NI Available to Common Shareholders	$1,421	$1,423	$891	$1,055

Earnings Per Common Share[1]
Basic	$0.47	$0.47	$0.29	$0.35
Diluted	$0.47	$0.47	$0.29	$0.35

(1) Earnings per share are based upon quarterly results and, when added, may not total the annual earnings per share amounts. In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional shares outstanding impacted year to year comparability of per share earnings beginning with fourth quarter 2013 results.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is provided at Item 8 in this 10K.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

The Company maintains the Tri-County 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plan as of December 31, 2013.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	141,517	$20.65	-
Equity compensation plans not approved by security holders (1)	18,000	$15.89	-
Total	159,517	$20.12	-

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012

3.3	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

3.4	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.15*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.17*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.24*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011

10.25*	Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock	Form 8-K as filed on September 23, 2011

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011

10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.

21.0	List of Subsidiaries

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(*)	Management contract or compensating arrangement.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 5, 2014	By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Chief Executive Officer		Director, President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Date: March 5, 2014		Date: March 5, 2014

By:	/s/ H. Beaman Smith	By:	/s/ Austin J. Slater, Jr.
	H. Beaman Smith		Austin J. Slater, Jr.
	Director		Director

	Date: March 5, 2014		Date: March 5, 2014

By:	/s/Louis P. Jenkins, Jr	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

	Date: March 5, 2014		Date: March 5, 2014

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

	Date: March 5, 2014		Date: March 5, 2014

By:	/s/ Mary Todd Peterson
Mary Todd Peterson
Director

Date: March 5, 2014