Form 10-Q
period 2014-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2014-05-06
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes ☐                  No ☒

As of April 30, 2014, the registrant had 4,686,391 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)

Assets
Cash and due from banks	$13,237	$11,408
Federal funds sold	2,205	8,275
Interest-bearing deposits with banks	734	4,836
Securities available for sale (AFS), at fair value	43,446	48,247
Securities held to maturity (HTM), at amortized cost	80,902	86,401
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,380	5,593
Loans receivable - net of allowance for loan losses of $8,197 and $8,138	810,484	799,130
Premises and equipment, net	19,776	19,543
Other real estate owned (OREO)	7,454	6,797
Accrued interest receivable	2,992	2,974
Investment in bank owned life insurance	19,501	19,350
Other assets	9,827	11,270
Total Assets	$1,016,938	$1,023,824

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$103,235	$103,882
Interest-bearing deposits	705,884	717,413
Total deposits	809,119	821,295
Long-term debt	75,463	70,476
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Accrued expenses and other liabilities	8,223	9,323
Total Liabilities	904,805	913,094

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,686,157 and 4,647,407 shares, respectively	47	46
Additional paid in capital	46,160	45,881
Retained earnings	47,728	46,523
Accumulated other comprehensive loss	(1,139)	(1,057)
Unearned ESOP shares	(663)	(663)
Total Stockholders' Equity	112,133	110,730
Total Liabilities and Stockholders' Equity	$1,016,938	$1,023,824

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts )	2014	2013
Interest and Dividend Income
Loans, including fees	$9,583	$9,247
Taxable interest and dividends on investment securities	590	590
Interest on deposits with banks	2	3
Total Interest and Dividend Income	10,175	9,840

Interest Expense
Deposits	1,208	1,551
Short-term borrowings	6	4
Long-term debt	527	468
Total Interest Expense	1,741	2,023

Net Interest Income	8,434	7,817
Provision for loan losses	203	155
Net Interest Income After Provision For Loan Losses	8,231	7,662

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	100	188
Net gains on sale of investment securities	24	-
Income from bank owned life insurance	151	151
Service charges	552	471
Gain on sale of loans held for sale	68	379
Total Noninterest Income	895	1,189
Noninterest Expense
Salary and employee benefits	4,029	3,557
Occupancy expense	565	483
Advertising	122	104
Data processing expense	271	364
Professional fees	230	197
Depreciation of furniture, fixtures, and equipment	185	192
Telephone communications	50	49
Office supplies	80	63
FDIC Insurance	139	301
Valuation allowance on OREO	82	311
Other	578	522
Total Noninterest Expense	6,331	6,143
Income before income taxes	2,795	2,708
Income tax expense	1,074	990
Net Income	$1,721	$1,718
Preferred stock dividends	50	50
Net Income Available to Common Shareholders	$1,671	$1,668

Net Income	$1,721	$1,718
Net unrealized holding losses arising during period, net of tax of $(39) and $(40), respectively	(77)	(75)
Reclassification adjustment for gains included in net income, net of tax of $(3) amd $0, respectively	(5)	-
Comprehensive Income	$1,639	$1,643
Earnings Per Common Share
Basic	$0.36	$0.55
Diluted	$0.36	$0.54
Cash dividends paid per common share	$0.10	$0.10

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$1,721	$1,718
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	203	155
Depreciation and amortization	312	323
Loans originated for resale	(2,769)	(12,610)
Proceeds from sale of loans originated for sale	2,367	12,905
Gain on sale of loans held for sale	(68)	(379)
Gains on sales of HTM investment securities	(16)	-
Gains on sales of AFS investment securities	(8)	-
Net amortization of premium/discount on investment securities	68	184
OREO valuation allowance	82	311
Increase in cash surrender of bank owned life insurance	(151)	(151)
Decrease (increase) in deferred income tax benefit	709	(166)
Increase in accrued interest receivable	(18)	(124)
Stock based compensation	136	134
Increase (decrease) in deferred loan fees	31	(2)
Decrease in accrued expenses and other liabilities	(1,099)	(1,699)
Decrease in other assets	834	1,002
Net Cash Provided by Operating Activities	2,334	1,601

Cash Flows from Investing Activities
Purchase of AFS investment securities	(22)	(22)
Proceeds from redemption or principal payments of AFS investment securities	2,621	2,520
Purchase of HTM investment securities	(750)	(10,933)
Proceeds from maturities or principal payments of HTM investment securities	3,048	12,659
Net increase of FHLB and FRB stock	(787)	(153)
Loans originated or acquired	(58,172)	(37,457)
Principal collected on loans	46,315	49,739
Purchase of premises and equipment	(545)	(57)
Proceeds from sale of HTM investment securities	3,179	-
Proceeds from sale of AFS investment securities	2,056	-

Net Cash (Used in) Provided by Investing Activities	(3,057)	16,296

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Cash Flows from Financing Activities
Net decrease in deposits	$(12,176)	$(21,377)
Proceeds from long-term borrowings	5,000	10,000
Payments of long-term borrowings	(13)	(13)
Net decrease in short term borrowings	-	(1,000)
Exercise of stock options	85	33
Dividends Paid	(516)	(354)
Net change in unearned ESOP shares	-	177
Repurchase of common stock	-	(112)
Net Cash Used in Financing Activities	(7,620)	(12,646)
(Decrease) Increase in Cash and Cash Equivalents	$(8,343)	$5,251
Cash and Cash Equivalents - January 1	24,519	11,296
Cash and Cash Equivalents - March 31	$16,176	$16,547

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$1,754	$2,083
Income taxes	$125	$200

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$182	$249
Transfer from loans to OREO	$739	$371

See notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

General - The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. The Bank conducts business through its main office in Waldorf, Maryland, and ten branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Dahlgren, Virginia. Effective October 18, 2013, the Company changed its name from Tri-County Financial Corporation and the Bank changed its name from Community Bank of Tri-County. The new names reflect the Bank's recent expansion into the Northern Neck of Virginia. The name of the holding company changed to better align the parent company name with that of the Bank.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2014 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2013 Annual Report.

In October 2013, the Company completed a stock offering and issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional capital raise was completed in the fourth quarter of 2013.

NOTE 2 – NATURE OF BUSINESS

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

NOTE 3 – INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws and when it is considered more likely than not that deferred tax assets will be realized. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company’s income tax returns for the past three years are subject to examinations by tax authorities, and may change upon examination.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive loss for the three months ended March 31, 2014 and 2013. The Company’s comprehensive losses were solely for securities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding losses arising during period	$(116)	$(39)	$(77)	$(115)	$(40)	$(75)
Reclassification adjustments	(8)	(3)	(5)	-	-	-
Other comprehensive loss	$(124)	$(42)	$(82)	$(115)	$(40)	$(75)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(1,057)	$139
Other comprehensive loss before reclassifications	(77)	(75)
Amounts reclassified from accumulated other comprehensive income	(5)	-
Net other comprehensive loss	(82)	(75)
End of period	$(1,139)	$64

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of March 31, 2014 and 2013, there were 87,435 and 101,549 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
Net Income	$1,721	$1,718
Less: dividends paid and accrued on preferred stock	(50)	(50)
Net income available to common shareholders	$1,671	$1,668

Average number of common shares outstanding	4,642,064	3,053,204
Effect of dilutive options	16,465	21,283
Average number of shares used to calculate diluted EPS	4,658,529	3,074,487

NOTE 6 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule, if applicable, and the probability of achieving the goals.

Stock-based compensation expense totaled $136,000 and $134,000 for the three months ended March 31, 2014 and 2013, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the three months ended March 31, 2013 included director compensation of $3,000 for stock granted in lieu of cash compensation. All outstanding options were fully vested and the Company has not granted any stock options since 2007.

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

The following tables below summarize outstanding and exercisable options at March 31, 2014 and December 31, 2013.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(5,290)	15.89	26
Outstanding at March 31, 2014	154,227	$20.26	$341	0.7

Exercisable at March 31, 2014	154,227	$20.26	$341	0.7

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164
Exercised	(55,672)	13.16	310
Forfeited	(20,870)	20.27
Outstanding at December 31, 2013	159,517	$20.12	$347	1.0

Exercisable at December 31, 2013	159,517	$20.12	$347	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
March 31, 2014	Remaining Contractual Life	Exercise Price
66,792	1 years	$15.89
66,224	2 years	22.29
21,211	4 years	27.70
154,227		$20.26

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $341,000 and $347,000 at March 31, 2014 and December 31, 2013, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.00 and $20.71 per share at March 31, 2014 and December 31, 2013, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of March 31, 2014, unrecognized stock compensation expense was $573,000. The following tables summarize the unvested restricted stock awards and units outstanding at March 31, 2014 and December 31, 2013, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(17,105)	15.39	(2,105)	20.29

Nonvested at March 31, 2014	33,187	$20.90	2,105	$21.00

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2013	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	20.71
Vested	(20,393)	18.79	(3,106)	15.98

Nonvested at December 31, 2013	16,832	$17.86	4,210	$20.71

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 8 - PREFERRED STOCK

Small Business Lending Fund Preferred Stock

On September 22, 2011, the Company issued 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation amount per share equal to $1,000 to the Department of the Treasury for $20.0 million under the Small Business Lending Fund program.

The Series C Preferred Stock receives non-cumulative dividends, payable quarterly. The dividend rate fluctuates quarterly during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, if the Company had not increased its QSBL from the baseline as of the quarter ending September 30, 2013, the Company would have been required to pay to the Department of the Treasury, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock. At September 30, 2013, the Company had increased its QSBL from the baseline so that the dividend rate should remain at 1% through four and one half years from issuance.

The Series C Preferred Stock is non-voting, except in limited circumstances. If the Company misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The Series C Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to regulatory approval. The Company is permitted to repay its SBLF funding in increments of 25% or $5.0 million, subject to regulatory approval.

NOTE 9 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of valuation allowances. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of OREO activity follows.

	Three Months Ended		Year Ended December 31,
(dollars in thousands)	2014	2013	2013
Balance at beginning of year	$6,797	$6,891	$6,891
Additions of underlying property	739	372	1,853
Disposals of underlying property	-	-	(1,346)
Valuation allowance	(82)	(311)	(601)
Balance at end of period	$7,454	$6,952	$6,797

During the three months ended March 31, 2014 additions of $739,000 consisted of a residential property of $99,000 and a commercial building of $640,000 compared to $372,000 of additions for a residential property for the three months ended March 31, 2013. There were no disposals of OREO during the three months ended March 31, 2014 and 2013, respectively. Additions were offset by valuation allowances of $82,000 and $311,000 to adjust properties to current appraised values for the three months ended March 31, 2014 and 2013, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Valuation allowance	$82	$311
Operating expenses	47	40
	$129	$351

NOTE 10 – SECURITIES

	March 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$48	$5	$-	$53
Residential Collateralized Mortgage Obligations ("CMOs")	40,733	24	1,581	39,176
Corporate equity securities	37	5	-	42
Bond mutual funds	4,130	45	-	4,175
Total securities available for sale	$44,948	$79	$1,581	$43,446

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$21,983	$690	$141	$22,532
Residential CMOs	55,576	247	917	54,906
Asset-backed securities issued by Others:
Residential CMOs	2,593	129	116	2,606
Total debt securities held to maturity	80,152	1,066	1,174	80,044

U.S. government obligations	750	-	-	750
Total securities held to maturity	$80,902	$1,066	$1,174	$80,794

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$176	$17	$-	$193
Residential CMOs	45,299	63	1,479	43,883
Corporate equity securities	37	4	-	41
Bond mutual funds	4,108	22	-	4,130
Total securities available for sale	$49,620	$106	$1,479	$48,247

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$22,662	$625	$214	$23,073
Residential CMOs	59,869	265	943	59,191
Asset-backed securities issued by Others:
Residential CMOs	3,120	114	157	3,077
Total debt securities held to maturity	85,651	1,004	1,314	85,341

U.S. government obligations	750	-	-	750
Total securities held to maturity	$86,401	$1,004	$1,314	$86,091

At March 31, 2014, certain asset-backed securities with an amortized cost of $13.7 million were pledged to secure certain deposits. At March 31, 2014, asset-backed securities with an amortized cost of $2.6 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2014, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 4.44 years and an average duration of 4.04 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.51 years and an average duration of 4.19 years and are guaranteed by their issuer as to credit risk.

At December 31, 2013, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 4.45 years and average duration of 4.45 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.49 years and average duration of 4.16 years and are guaranteed by their issuer as to credit risk.

We believe that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities until recovery of the market value which may be the maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

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

No charges related to other-than-temporary impairment were made during the three months ended March 31, 2014 and 2013. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At March 31, 2014, the CMO issue had a par value of $836,000, a market fair value of $592,000 and a carrying value of $463,000.

During the three months ended March 31, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. There were no sales of AFS and HTM securities during the three months ended March 31, 2013.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at March 31, 2014 were as follows:

March 31, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$19,256	$933	$11,603	$648	$30,859	$1,581

At March 31, 2014, the AFS investment portfolio had an estimated fair value of $43.4 million, of which $30.9 million or 71% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses are predominantly CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.6 million or 3.88% of the portfolio amortized cost of $40.8 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.07 years and an average duration of 4.55 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2014 are as follows:

March 31, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$18,660	$590	$15,184	$469	$33,844	$1,059
Asset-backed securities issued by other	-	-	1,915	115	1,915	115
	$18,660	$590	$17,099	$584	$35,759	$1,174

At March 31, 2014, the HTM investment portfolio had an estimated fair value of $80.0 million, of which $35.8 million or 44%, of the securities had some unrealized losses from their amortized cost. Of these securities, $33.8 million or 95%, were asset-backed securities issued by GSEs and the remaining $2.0 million or 5%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.1 million or 1.36% of the portfolio amortized cost of $77.6 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.41 years and an average duration of 4.92 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $116,000 or 4.47% of the portfolio amortized cost of $2.6 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.03 years and an average duration of 3.47 years.

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

At December 31, 2013, the HTM investment portfolio had an estimated fair value of $86.1 million, of which $46.0 million, or 53% of the securities, had some unrealized losses from their amortized cost. Of these securities, $43.5 million, or 95%, are mortgage-backed securities issued by GSEs and the remaining $2.5 million, or 5%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.2 million or 1.40% of the portfolio amortized cost of $82.5 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.24 years and an average duration of 4.80 years.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $157,000, or 5.02% of the portfolio amortized cost of $3.1 million. HTM asset-backed securities issued by others with unrealized losses had an average life of 5.17 years and an average duration of 4.73 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at March 31, 2014 and December 31, 2013 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

March 31, 2014		December 31, 2013
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$116,789	AAA	$126,607
BBB	543	BBB	584
BBB-	-	BBB-	98
BB	791	BB	813
B+	-	B+	66
CCC+	795	CCC+	1,092
CCC	463	CCC	467
Total	$119,381	Total	$129,727

NOTE 11 - LOANS

Loans consist of the following:

(dollars in thousands)	March 31, 2014	December 31, 2013

Commercial real estate	$504,564	$476,648
Residential first mortgages	158,080	159,147
Construction and land development	30,611	32,001
Home equity and second mortgages	21,699	21,692
Commercial loans	80,297	94,176
Consumer loans	691	838
Commercial equipment	23,741	23,738
	819,683	808,240
Less:
Deferred loan fees	1,002	972
Allowance for loan loss	8,197	8,138
	9,199	9,110

	$810,484	$799,130

At March 31, 2014, the Bank’s allowance for loan losses totaled $8.2 million, or 1.00% of loan balances, as compared to $8.1 million, or 1.01% of loan balances, at December 31, 2013. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at March 31, 2014 and December 31, 2013. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to-four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

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

Construction and Land Development

The Bank offers loans for the construction of one-to-four-family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals.

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

Non-accrual and Past Due Loans

 Non-accrual loans as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$5,056	13	$3,662	2	$8,718	15
Residential first mortgages	1,015	4	556	3	1,571	7
Construction and land development	3,627	2	-	-	3,627	2
Home equity and second mortgages	205	4	-	-	205	4
Commercial loans	2,502	9	-	-	2,502	9
Consumer loans	-	-	15	1	15	1
Commercial equipment	239	4	-	-	239	4
	$12,644	36	$4,233	6	$16,877	42

	December 31, 2013
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,235	10	$3,695	2	$7,930	12
Residential first mortgages	1,683	6	562	3	2,245	9
Construction and land development	2,968	1	-	-	2,968	1
Home equity and second mortgages	115	3	-	-	115	3
Commercial loans	1,935	6	-	-	1,935	6
Consumer loans	-	-	24	1	24	1
Commercial equipment	234	2	-	-	234	2
	$11,170	28	$4,281	6	$15,451	34

The Bank categorized six performing loans totaling $4.2 million and $4.3 million as non-accrual only loans at March 31, 2014 and December 31, 2013, respectively. These six loans represent one well-secured commercial loan relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of March 31, 2014 and December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results and cash flow coverage. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans if the loans are not impaired or there is no impairment.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $10.6 million and $9.1 million at March 31, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at March 31, 2014 and December 31, 2013 was $330,000 and $304,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $6.3 million and $6.4 million at March 31, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at March 31, 2014 and December 31, 2013 was $314,000 and $295,000, respectively.

An analysis of past due loans as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$498,173	$1,335	$-	$5,056	$6,391	$504,564
Residential first mortgages	156,716	342	7	1,015	1,364	158,080
Construction and land dev.	26,984	-	-	3,627	3,627	30,611
Home equity and second mtg.	20,869	490	135	205	830	21,699
Commercial loans	74,247	3,521	27	2,502	6,050	80,297
Consumer loans	687	-	4	-	4	691
Commercial equipment	23,409	79	14	239	332	23,741
Total	$801,085	$5,767	$187	$12,644	$18,598	$819,683

	December 31, 2013
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$469,182	$58	$3,173	$4,235	$7,466	$476,648
Residential first mortgages	157,043	8	413	1,683	2,104	159,147
Construction and land dev.	28,525	-	508	2,968	3,476	32,001
Home equity and second mtg.	21,183	121	273	115	509	21,692
Commercial loans	88,812	3,111	318	1,935	5,364	94,176
Consumer loans	830	8	-	-	8	838
Commercial equipment	23,435	26	43	234	303	23,738
Total	$789,010	$3,332	$4,728	$11,170	$19,230	$808,240

There were no loans greater than 90 days still accruing interest at March 31, 2014 and at December 31, 2013.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2014 and 2013 and at December 31, 2013 were as follows:

	March 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$19,389	$15,216	$4,144	$19,360	$332	$19,405	$180
Residential first mortgages	3,572	2,705	867	3,572	98	3,597	37
Construction and land dev.	5,866	1,664	4,202	5,866	81	5,818	27
Home equity and second mtg.	381	308	73	381	33	333	1
Commercial loans	6,800	2,681	4,118	6,799	763	6,780	62
Consumer loans	15	15	-	15	-	17	-
Commercial equipment	339	227	80	307	80	310	3
Total	$36,362	$22,816	$13,484	$36,300	$1,387	$36,260	$310

	December 31, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$18,342	$14,274	$3,899	$18,173	$372	$18,473	$770
Residential first mortgages	3,401	2,695	706	3,401	171	3,392	125
Construction and land dev.	5,666	1,489	4,177	5,666	55	5,386	252
Home equity and second mtg.	207	207	-	207	-	297	12
Commercial loans	10,218	9,297	921	10,218	304	10,600	432
Consumer loans	24	24	-	24	-	39	3
Commercial equipment	335	234	83	317	83	367	13
Total	$38,193	$28,220	$9,786	$38,006	$985	$38,554	$1,607

	March 31, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$22,599	$19,762	$2,837	$22,599	$767	$21,640	$251
Residential first mortgages	5,138	4,225	913	5,138	444	5,180	52
Construction and land dev.	4,627	4,622	-	4,622	-	4,469	68
Home equity and second mtg.	483	443	40	483	40	485	3
Commercial loans	9,107	8,797	310	9,107	308	8,941	78
Consumer loans	47	47	-	47	-	49	1
Commercial equipment	239	195	25	220	25	240	-
Total	$42,240	$38,091	$4,125	$42,216	$1,584	$41,004	$453

TDRs, included in the impaired loan schedules above, as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$3,129	8	$3,141	8
Residential first mortgages	2,001	5	1,485	4
Commercial equipment	66	1	67	1
	$5,196	14	$4,693	13

At March 31, 2014, all TDRs were performing according to the terms of their restructured agreements. At December 31, 2013, one TDR loan of $329,000 was over 90 days past due. Except as noted, all TDRs were performing according to the terms of their restructured agreements. The Bank had specific reserves in the allowance for loan losses of $154,000 on three TDRs at March 31, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. Interest income in the amount of $62,000 and $214,000 was recognized on these loans for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

The Bank added one TDR of $526,000, a residential first mortgage, during the three months ended March 31, 2014. There were no dispositions of TDRs during the first quarter of 2014. TDR activity for the year ended December 31, 2013 included three additions to the number of TDRs. During the year ended December 31, 2013, the Bank entered into one TDR for $77,000 for a residential first mortgage, one TDR for $60,000 for a commercial real estate mortgage and one TDR for $67,000 for a commercial equipment loan. There were no other TDR transactions for the year ended December 31, 2013.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2014 and 2013, respectively, and for the year ended December 31, 2013 and loan receivable balances at March 31, 2014 and 2013, respectively, and at December 31, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(21)	(94)	-	-	(35)	-	-	(150)
Recoveries	5	-	-	-	1	-	-	6
Provisions	101	(35)	(23)	91	233	(4)	(160)	203
Balance at March 31,	$3,610	$1,272	$561	$340	$2,115	$6	$293	$8,197
Ending balance: individually evaluated for impairment	$332	$98	$81	$33	$763	$-	$80	$1,387
Ending balance: collectively evaluated for impairment	$3,278	$1,174	$480	$307	$1,352	$6	$213	$6,810
Loan receivables:
Ending balance	$504,564	$158,080	$30,611	$21,699	$80,297	$691	$23,741	$819,683
Ending balance: individually evaluated for impairment	$19,360	$3,572	$5,866	$381	$6,799	$15	$307	$36,300
Ending balance: collectively evaluated for impairment	$485,204	$154,508	$24,745	$21,318	$73,498	$676	$23,434	$783,383

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	-	(59)	(36)	-	-	(9)	-	(104)
Recoveries	-	1	-	-	-	1	50	52
Provisions	(552)	960	-	38	(124)	6	(173)	155
Balance at March 31,	$3,540	$1,985	$497	$318	$1,824	$17	$169	$8,350
Ending balance: individually evaluated for impairment	$767	$444	$-	$40	$308	$-	$25	$1,584
Ending balance: collectively evaluated for impairment	$2,773	$1,541	$497	$278	$1,516	$17	$144	$6,766
Loan receivables:
Ending balance	$417,405	$169,089	$31,063	$21,579	$88,045	$1,023	$15,728	$743,932
Ending balance: individually evaluated for impairment	$22,599	$5,138	$4,622	$483	$9,107	$47	$220	$42,216
Ending balance: collectively evaluated for impairment	$394,806	$163,951	$26,441	$21,096	$78,938	$976	$15,508	$701,716

Credit Quality Indicators

Credit quality indicators as of March 31, 2014 and December 31, 2013 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Unrated	$67,404	$66,481	$4,296	$5,782
Pass	410,609	380,124	17,474	17,628
Special mention	3,139	7,084	-	-
Substandard	23,412	22,959	8,841	8,591
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$504,564	$476,648	$30,611	$32,001

	Commercial Loans		Commercial Equipment
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Unrated	$11,558	$12,873	$6,380	$6,137
Pass	56,218	67,354	17,281	17,516
Special mention	2,607	402	-	2
Substandard	9,914	13,547	80	83
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$80,297	$94,176	$23,741	$23,738

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Performing	$157,065	$157,464	$21,494	$21,577	$691	$838
Nonperforming	1,015	1,683	205	115	-	-
Total	$158,080	$159,147	$21,699	$21,692	$691	$838

Summary of Total Classified Loans

(dollars in thousands)	3/31/2014	12/31/2013
By Internally Assigned Grade	$42,247	$45,181
By Payment Activity	3,306	2,464
Total Classified	$45,553	$47,645

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

NOTE 12 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2014 and December 31, 2013, the Bank was well-capitalized under the regulatory framework for prompt corrective action (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following tables.

	At March 31, 2014
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$133,488	15.75%	$67,814	8.00%
The Bank	$132,424	15.66%	$67,668	8.00%	$84,585	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$125,271	14.78%	$33,907	4.00%
The Bank	$124,207	14.68%	$33,834	4.00%	$50,751	6.00%

Tier 1 Capital (to average assets)
The Company	$125,271	12.46%	$40,218	4.00%
The Bank	$124,207	12.37%	$40,158	4.00%	$50,198	5.00%

	At December 31, 2013
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$131,936	15.62%	$67,561	8.00%
The Bank	$131,216	15.57%	$67,433	8.00%	$84,292	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$123,787	14.66%	$33,781	4.00%
The Bank	$123,067	14.60%	$33,717	4.00%	$50,575	6.00%

Tier 1 Capital (to average assets)
The Company	$123,787	12.50%	$39,597	4.00%
The Bank	$123,067	12.45%	$39,537	4.00%	$49,422	5.00%

In October 2013, the Company added $27.4 million in additional common capital after commissions and related offering expenses and immediately downstreamed $27.2 million of the net proceeds raised to the Bank.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$39,176	$-	$39,176	$-
MBS	53	-	53	-
Corporate equity securities	42	-	42	-
Bond mutual funds	4,175	-	4,175	-
Total available for sale securities	$43,446	$-	$43,446	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$43,883	$-	$43,883	$-
MBS	193	-	193	-
Corporate equity securities	41	-	41	-
Bond mutual funds	4,130	-	4,130	-
Total available for sale securities	$48,247	$-	$48,247	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the tables below.

(dollars in thousands)	March 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,812	$-	$3,812	$-
Residential first mortgage	768	-	768	-
Construction and land development	4,122	-	4,122	-
Home equity and second mortgage	40	-	40	-
Commercial loans	3,355	-	3,355	-
Total loans with impairment	$12,097	$-	$12,097	$-

Other real estate owned	$7,454	$-	$7,454	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,527	$-	$3,527	$-
Residential first mortgage	535	-	535	-
Construction and land development	4,122	-	4,122	-
Commercial loans	617	-	617	-
Total loans with impairment	$8,801	$-	$8,801	$-

Other real estate owned	$6,797	$-	$6,797	$-

Loans with impairment have unpaid principal balances of $13.5 million and $9.8 million at March 31, 2014 and December 31, 2013, respectively, and include impaired loans with a specific allowance.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 FHLB and FRB stock - Fair values are at cost, which is the carrying value of the securities.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$43,446	$43,446	$-	$43,446	$-
Investment securities - HTM	80,902	80,794	750	80,044	-
FHLB and FRB Stock	6,380	6,380	-	6,380	-
Loans	810,484	805,278	-	805,278	-
OREO	7,454	7,454	-	7,454	-

Liabilities
Savings, NOW and money market accounts	$415,957	$415,957	$-	$415,957	$-
Time deposits	393,162	395,661	-	395,661	-
Long-term debt	75,463	77,029	-	77,029	-
TRUPs	12,000	7,400	-	7,400	-

December 31, 2013			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$48,247	$48,247	$-	$48,247	$-
Investment securities - HTM	86,401	86,091	750	85,341	-
FHLB and FRB Stock	5,593	6,178	-	6,178	-
Loans	799,130	793,449	-	793,449	-
OREO	6,797	6,797	-	6,797	-

Liabilities
Savings, NOW and money market accounts	$433,984	$433,984	$-	$433,984	$-
Time deposits	387,311	389,705	-	389,705	-
Long-term debt	70,476	71,960	-	71,960	-
Short term borrowings	-	-	-	-	-
TRUPs	12,000	2,400	-	2,400	-

At March 31, 2014, the Company had outstanding loan commitments and standby letters of credit of $20.8 million and $16.9 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

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

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) that we filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the allowance factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2013 and the discussion under the caption “Provision for Loan Losses” below.

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

For additional information regarding the evaluation of OTTI, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2013.

Other Real Estate Owned

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

For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2013.

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

For additional information regarding the deferred tax assets, refer to Note 12 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2013.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located throughout the Chesapeake region. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its 11 branch locations including its main office in Waldorf, Maryland, and branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby and California, Maryland and King George, Virginia. In addition, Community Bank originates loans through loan production offices in La Plata, Leonardtown and Prince Frederick, Maryland and Fredericksburg, Virginia.

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

The Bank has sought to increase assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its commercial business generation efforts on targeting small and medium sized businesses with revenues between $5.0 million and $35.0 million. The Bank’s marketing is also directed towards increasing its balances of both consumer and business transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

During the fourth quarter of 2013, the Company began to leverage the $27.4 million in additional capital from the October 2013 capital raise to increase interest-earning assets. The Bank successfully grew its loan portfolio $39.3 million from $768.9 million at September 30, 2013 to $808.2 million at December 31, 2013. The positive loan growth trend continued during the first quarter of 2014 as the Bank increased its loan portfolio $11.5 million to $819.7 million by the end of the quarter. Average loan balances increased $30.3 million from the fourth quarter of 2013 to the first quarter of 2014.

The Bank opened a commercial loan production office (“LPO”) in Fredericksburg, Virginia during August 2013. Investments in people and infrastructure made during the second half of 2013 to capitalize on market expansion opportunities in the Fredericksburg Virginia area are yielding results. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. We are optimistic that our returns on these investments will continue to increase shareholder value during 2014.

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

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2013 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts )	2014	2013
Condensed Income Statement
Interest and Dividend Income	$10,175	$9,840
Interest Expense	1,741	2,023
Net Interest Income	8,434	7,817
Provision for Loan Loss	203	155
Noninterest Income	895	1,189
Noninterest Expense	6,331	6,143
Income Before Income Taxes	2,795	2,708
Income Tax Expense	1,074	990
Net Income (NI)	1,721	1,718
Preferred Stock Dividends	50	50
NI Available to Common Shareholders	$1,671	$1,668
Comprehensive Income	$1,639	$1,643

Per Common Share
Basic Earnings	$0.36	$0.55
Diluted Earnings	$0.36	$0.54
Cash Dividends Paid	$0.10	$0.10
Book Value	$19.66	$19.89

Return On Average Assets	0.69%	0.72%
Return On Average Common Equity	7.24%	11.03%
Return On Average Equity	6.13%	8.54%
Interest Rate Spread	3.46%	3.40%
Net Interest Margin	3.60%	3.52%
Cost of Funds	0.79%	0.93%
Cost of Deposits	0.61%	0.79%
Efficiency Ratio	67.86%	68.21%
Net Charge-offs to Average Loans	0.07%	0.03%

COMPARISION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Earnings Summary

Net income available to common shareholders of $1.7 million for the three months ended March 31, 2014 was equal to the comparable quarter of 2013. This was attributable to increased net interest income of $617,000 offset by an increased provision for loan losses of $48,000, decreased noninterest income of $294,000, increased noninterest expense of $188,000 and income tax expense of $84,000. Diluted earnings per share were $0.36 for the three months ended March 31, 2014 compared to diluted earnings per share of $0.54 for the three months ended March 31, 2013.

The Company’s return on average assets was 0.69% for the three months ended March 31, 2014 compared to 0.72% for the three months ended March 31, 2013. The Company’s return on average common stockholders' equity was 7.24% compared to 11.03% for the same comparative period.

In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional shares outstanding impacted year to year comparability of per share amounts beginning with the fourth quarter of 2013.

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

Net interest income increased $617,000 to $8.4 million for the three months ended March 31, 2014 compared to $7.8 million for the three months ended March 31, 2013. The net interest margin was 3.60% for the three months ended March 31, 2014, an eight basis point increase from 3.52% for the three months ended March 31, 2013. The increase was largely the result of a decrease in the cost of funds and an increase in the average balance of loans. These increases were partially offset by a reduction in loan yields.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,583	$9,247	$336	3.6%
Taxable interest and dividends on investment securities	590	590	-	0.0%
Interest on deposits with banks	2	3	(1)	(33.3)%
Total Interest and Dividend Income	10,175	9,840	335	3.4%

Interest Expenses
Deposits	1,208	1,551	(343)	(22.1)%
Short-term borrowings	6	4	2	50.0%
Long-term debt	527	468	59	12.6%
Total Interest Expenses	1,741	2,023	(282)	(13.9)%

Net Interest Income (NII)	$8,434	$7,817	$617	7.9%

Interest and dividend income increased by $335,000 to $10.2 million for the three months ended March 31, 2014 compared to $9.8 million for the three months ended March 31, 2013. Interest and dividend income increased due to the growth in the average balance of loans and higher investment yields. These increases were partially offset by decreased interest and dividend income from lower loan yields and lower investment average balances. Interest and dividend income increased $810,000 due to growth of $67.3 million in the average balance of loans from $728.4 million to $795.7 million and $79,000 due to higher investment yields. This increase was partially offset by a decrease of $475,000 in interest income as a result of a reduction in loan yields. Average loan yields declined 26 basis points from 5.08% for the three months ended March 31, 2013 to 4.82% for the three months ended March 31, 2014. Interest and dividend income was further reduced $79,000 as average interest-earning investment balances decreased $18.8 million from $160.1 million for the three months ended March 31, 2013 to $141.3 million for the three months ended March 31, 2014.

The Company’s cost of funds decreased as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 15 basis points from 1.03% for the first quarter of 2013 to 0.88% for the first quarter of 2014. Deposit costs decreased 18 basis points from 0.79% to 0.61% for the comparable period in 2014. Additionally, the increase of noninterest bearing demand deposits for the first quarter of 2014 contributed to the decline in funding costs with average balances increasing $8.2 million from $82.5 million for the three months ended March 31, 2013 to $90.7 million for the three months ended March 31, 2014.

Interest expense decreased $282,000 to $1.7 million for the three months ended March 31, 2014 compared to $2.0 million for the three months ended March 31, 2013 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $311,000 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.30% and 0.35%, respectively, for the three months ended March 31, 2013 to 1.03% and 0.30%, respectively, for the three months ended March 31, 2014. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt and short-term borrowings decreased from 2.28% to 2.24% for the comparable period. Interest expense was also reduced $32,000 due to a decline in average interest-bearing deposit balances of $6.2 million from $703.3 million for the three months ended March 31, 2013 to $697.1 million for the three months ended March 31, 2014. These reductions in interest expense were partially offset by a $61,000 increase in interest expense due to a $12.3 million increase in average debt balances.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended March 31,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$38,940	0.10%	$36,175	0.11%
Interest-bearing demand and money market accounts	271,035	0.30%	265,797	0.35%
Certificates of deposit	387,108	1.03%	401,358	1.30%
Total interest-bearing deposits	697,083	0.69%	703,330	0.88%
Noninterest-bearing demand deposits	90,664		82,507
	$787,747	0.61%	$785,837	0.79%

The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

	Three Months Ended March 31, 2014
	compared to Three Months Ended
	March 31, 2013
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$810	$(475)	$335
Investment securities, federal funds sold and interest bearing deposits	(79)	79	-
Total interest-earning assets	$731	$(396)	$335

Interest-bearing liabilities:
Savings	1	(1)	-
Interest-bearing demand and money market accounts	4	(35)	(31)
Certificates of deposit	(37)	(275)	(312)
Long-term debt	59	(6)	53
Short-term debt	2	-	2
Guaranteed preferred beneficial interest in junior subordinated debentures	-	6	6
Total interest-bearing liabilities	$29	$(311)	$(282)
Net change in net interest income	$702	$(85)	$617

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2014 and 2013, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended March 31,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$795,690	$9,583	4.82%	$728,411	$9,248	5.08%
Investment securities, federal funds sold and interest-bearing deposits	141,262	592	1.68%	160,065	592	1.48%
Total Interest-Earning Assets	936,952	10,175	4.34%	888,476	9,840	4.43%
Cash and cash equivalents	8,159			11,539
Other assets	58,657			56,967
Total Assets	$1,003,768			$956,982

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$38,940	$10	0.10%	$36,175	$10	0.11%
Interest-bearing demand and money market accounts	271,035	201	0.30%	265,797	232	0.35%
Certificates of deposit	387,108	997	1.03%	401,358	1,309	1.30%
Long-term debt	74,212	442	2.38%	64,308	389	2.42%
Short-term debt	8,906	6	0.27%	6,480	4	0.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	85	2.83%	12,000	79	2.63%

Total Interest-Bearing Liabilities	792,201	1,741	0.88%	786,118	2,023	1.03%

Noninterest-bearing demand deposits	90,664			82,507
Other liabilities	8,643			7,880
Stockholders' equity	112,260			80,477
Total Liabilities and Stockholders' Equity	$1,003,768			$956,982

Net interest income		$8,434			$7,817

Interest rate spread			3.46%			3.40%
Net yield on interest-earning assets			3.60%			3.52%
Ratio of average interest-earning assets to average interest bearing liabilities			118.27%			113.02%

Cost of funds			0.79%			0.93%
Cost of deposits			0.61%			0.79%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$203	$155	$48	31.0%

The provision for loan losses increased $48,000 from $155,000 for the three months ended March 31, 2013 to $203,000 for the three months ended March 31, 2014 and reflected an increase in the allowance for specific nonperforming loans and an increase in net charge-offs. The specific allowance is based on management’s estimate of realizable value for particular loans. Net charge-offs increased $93,000 from $51,000 for the three months ended March 31, 2013 to $144,000 for the three months ended March 31, 2014. See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$100	$188	$(88)	(46.8)%
Net gains on sale of investment securities	24	-	24	n/a
Income from bank owned life insurance	151	151	-	0.0%
Service charges	552	471	81	17.2%
Gain on sale of loans held for sale	68	379	(311)	(82.1)%
Total Noninterest Income	$895	$1,189	$(294)	(24.7)%

The decrease in noninterest income was principally due to a reduction in gains on the sale of loans held for sale and a reduction in other fees and miscellaneous charges. Secondary market sales slowed during the third quarter of 2013 due to rising residential mortgage interest rates. These decreases were partially offset by increased service charge income, which increased $81,000 or 17.2% from $471,000 for the three months ended March 31, 2013 to $552,000 for the three months ended March 31, 2014. Service charge income includes fees and commissions from wealth and cash management products and services, bank account service charges, interchange fees, bank overdrafts and various transaction initiated fees. Service charge income increased from the comparable period primarily due to increased revenues of $119,000 from wealth and cash management products and services from $220,000 for the three months ended March 31, 2013 to $339,000 for the three months ended March 31, 2014. These increases to service charge income were partially offset by decreases in revenue streams impacted by new regulations, such as fees for interchange and bank overdrafts.

In addition, the Company recognized a net gain of $24,000 on the sale of investment securities during the first quarter of 2014 with $5.2 million in carrying value.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,029	$3,557	$472	13.3%
Occupancy expense	565	483	82	17.0%
Advertising	122	104	18	17.3%
Data processing expense	271	364	(93)	(25.5)%
Professional fees	230	197	33	16.8%
Depreciation of furniture, fixtures, and equipment	185	192	(7)	(3.6)%
Telephone communications	50	49	1	2.0%
Office supplies	80	63	17	27.0%
FDIC Insurance	139	301	(162)	(53.8)%
Valuation allowance on OREO	82	311	(229)	(73.6)%
Other	578	522	56	10.7%
Total Noninterest Expense	$6,331	$6,143	$188	3.1%

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$4,029	$3,557	$472	13.3%
OREO Valuation Allowance and Expenses	129	351	(222)	(63.2)%
Other Operating Expenses	2,173	2,235	(62)	(2.8)%
Total Noninterest Expense	$6,331	$6,143	$188	3.1%

For the three months ended March 31, 2014, noninterest expense increased 3.1%, or $188,000, to $6.3 million from $6.1 million for the comparable period in 2013. The increase was primarily due to growth in employee compensation of $472,000 to $4.0 million as the Bank added employees in the fourth quarter of 2013 and first quarter of 2014 to support its expansion in Virginia. Increased revenues and a moderate increase in noninterest expense have improved the Company’s efficiency ratio to 67.86% for the three months ended March 31, 2014 from 68.21% for the three months ended March 31, 2013.

Income Tax Expense

For the three months ended March 31, 2014, the Company recorded income tax expense of $1.1 million compared to $990,000 in the prior year. The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 38.42% and 36.56%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

COMPARISION OF FINANCIAL CONDITON AT MARCH 31, 2014 AND DECEMBER 31, 2013

Assets

Total assets at March 31, 2014 of $1.02 billion decreased $6.9 million compared to total assets at December 31, 2013. The decrease in total assets was attributable to seasonal declines in customer deposits and a net decrease in cash and securities. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	March 31, 2014
(dollars in thousands)	(Unaudited)	December 31, 2013	$ Change	% Change

Cash and due from banks	$13,237	$11,408	$1,829	16.0%
Federal funds sold	2,205	8,275	(6,070)	(73.4)%
Interest-bearing deposits with banks	734	4,836	(4,102)	(84.8)%
Securities available for sale (AFS), at fair value	43,446	48,247	(4,801)	(10.0)%
Securities held to maturity (HTM), at amortized cost	80,902	86,401	(5,499)	(6.4)%
FHLB and FRB stock - at cost	6,380	5,593	787	14.1%
Loans receivable - net of ALLL of $8,197 and $8,138	810,484	799,130	11,354	1.4%
Premises and equipment, net	19,776	19,543	233	1.2%
Other real estate owned (OREO)	7,454	6,797	657	9.7%
Accrued interest receivable	2,992	2,974	18	0.6%
Investment in bank owned life insurance	19,501	19,350	151	0.8%
Other assets	9,827	11,270	(1,443)	(12.8)%
Total Assets	$1,016,938	$1,023,824	$(6,886)	(0.7)%

The differences in allocations between the cash and investment categories reflect operational needs. The AFS and HTM securities portfolio decreased a net of $10.3 million during the first quarter of 2014 due to principal repayments and the sale of $5.2 million in securities recognizing a gain of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. There were no sales of AFS and HTM securities during the three months ended March 31, 2013.

Net loans increased $11.4 million from $799.1 million at December 31, 2013 to $810.5 million at March 31, 2014, due primarily to increases in loans for commercial real estate partially offset by decreases in commercial loans. The following is a breakdown of the Company’s loan portfolio at March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014%		December 31, 2013%

Commercial real estate	$504,564	61.56%	$476,648	58.97%
Residential first mortgages	158,080	19.29%	159,147	19.69%
Construction and land development	30,611	3.73%	32,001	3.96%
Home equity and second mortgages	21,699	2.65%	21,692	2.68%
Commercial loans	80,297	9.80%	94,176	11.65%
Consumer loans	691	0.08%	838	0.10%
Commercial equipment	23,741	2.90%	23,738	2.94%
	819,683	100.00%	808,240	100.00%
Less:
Deferred loan fees	1,002	0.12%	972	0.12%
Allowance for loan loss	8,197	1.00%	8,138	1.01%
	9,199		9,110
	$810,484		$799,130

Asset Quality and the Allowance for Loan Losses

The Allowance for Loan Losses

The allowance for loan losses decreased from 1.01% of gross loans at December 31, 2013 to 1.00% of gross loans at March 31, 2014 due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Bank’s charge-off history has improved. The reduction in the general allowance was partially offset by the increase in specific reserves on impaired loans. The majority of the increase in specific reserves at March 31, 2014 compared to December 31, 2013 was due to a $500,000 specific reserve on a $3.2 million classified loan on an acquisition and development project. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral; and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The allowance for loan losses increased $59,000 from $8.1 million at December 31, 2013 to $8.2 million at March 31, 2014. The increase in the allowance reflects an increase in specific reserves of $402,000 partially offset by an decrease in the general allowance of $343,000. The general allowance as a percentage of gross loans decreased from 0.89% at December 31, 2013 to 0.83% at March 31, 2014.

(dollar in thousands)	March 31, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans

General Allowance	$6,810	0.83%	$7,153	0.89%
Specific Allowance	1,387	0.17%	985	0.12%
Total Allowance	$8,197	1.00%	$8,138	1.01%

The provision for loan losses increased $48,000 from the comparable period in 2013 to $203,000 for the three months ended March 31, 2014 and reflected an increase in the allowance for specific nonperforming loans and an increase in net charge-offs. The specific allowance is based on management’s estimate of realizable value for particular loans. Net charge-offs increased $93,000 from $51,000 for the three months ended March 31, 2013 to $144,000 for the three months ended March 31, 2014.

Although loan balances have grown in 2013 and 2014, the credit quality of our loan portfolio improved, with a slightly better economic climate, low levels of net charge-offs, and a trend of lower levels of classified loans. Non-performing loans have been resolved with workouts, charge-offs and transfers to OREO. Net charge-offs have fallen significantly over the last two years and have returned to pre-financial crisis levels.

Asset Quality

The following tables show selected asset quality ratios at March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	(Unaudited)	December 31, 2013	$ Change	% Change

Total assets	$1,016,938	$1,023,824	$(6,886)	(0.7)%
Gross loans	819,683	808,240	11,443	1.4%
Allowance for loan loss (ALLL)	8,197	8,138	59	0.7%
Foreclosed real estate (OREO)	7,454	6,797	657	9.7%
Past due loans (PDLs) 31-89 days	5,954	8,060	(2,106)	(26.1)%
Nonperforming loans >= 90 days Delinquent (NPLs)	12,644	11,170	1,474	13.2%
Non-accrual only loans(A)	4,233	4,281	(48)	(1.1)%
Non-accrual loans (NPLs + Non-accrual only loans)	16,877	15,451	1,426	9.2%
Troubled debt restructures (TDRs)	5,196	4,693	503	10.7%
Allowance for loan losses (ALLL) to total loans	1.00%	1.01%
Past due loans to total loans	0.73%	1.00%
Nonperforming loans to total loans	1.54%	1.38%
Loan delinquency (PDLs + NPLs) to total loans	2.27%	2.38%
Non-accrual loans to total loans	2.06%	1.91%
Non-accrual loans and TDRs to total loans (B)	2.69%	2.45%
Allowance to nonperforming loans	64.83%	72.86%
Non-accrual loans and OREO to total assets	2.39%	2.17%
Non-accrual loans, OREO and TDRs to total assets (B)	2.90%	2.60%

(A) Non-accrual only loans are loans classified as non-accrual loans due to customer operating results or cash flows. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(B) Ratio was adjusted at December 31, 2013 to remove $329,000 for loans that were classified as both nonperforming and troubled debt restructures.

The Bank’s past due loans (loans 31-89 days past due) decreased $2.1 million from $8.1 million at December 31, 2013 to $6.0 million at March 31, 2014. The Bank had 31 past due loans at December 31, 2013 compared to 29 past due loans at March 31, 2014.

Nonperforming loans (“NPLs”) (90 days or greater delinquent) were $12.6 million or 1.54% of total loans at March 31, 2014 compared to $11.1 million or 1.38% of total loans at December 31, 2013. The Bank had 36 nonperforming loans at March 31, 2014 compared to 28 nonperforming loans at December 31, 2013. The net increase of $1.5 million was due to increases of 90 days or greater delinquency in commercial real estate loans of $822,000, construction and land development loans of $659,000, commercial loans of $567,000 and other loans of $95,000 partially offset by a reduction in nonperforming residential first mortgages of $668,000. Nonperforming loans at March 31, 2014 included $10.0 million or 79% of nonperforming loans attributed to 13 loans representing five customer relationships. These 13 loans had specific reserves of $494,000, which represented 88% of total specific reserves of $562,000 on nonperforming loans.

Total non-accrual loans at March 31, 2014 were $16.9 million, which included $12.6 million of 90 day delinquent loans and non-accrual only loans totaling $4.2 million compared to $15.5 million in non-accrual loans at December 31, 2013, which included $11.2 million in 90 day delinquent loans and non-accrual only loans totaling $4.3 million. Non-accrual only loans are comprised of six loans representing one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of March 31, 2014, the Bank had received all scheduled interest and principal payments on this relationship. It is management’s belief that there is no current risk of loss to the Bank for this relationship. These loans were classified as non-accrual loans due to the customer’s operating results. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

At March 31, 2014, the Bank had 14 TDRs totaling $5.2 million compared to 13 TDRs totaling $4.7 million as of December 31, 2013. At March 31, 2014, all TDRs were performing according to the terms of their restructured agreements. At December 31, 2013, one TDR loan of $329,000 was over 90 days past due. The Bank had specific reserves in the allowance for loan losses of $154,000 on three TDRs at March 31, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. The Bank added one TDR of $526,000, a residential first mortgage during the three months ended March 31, 2014. There were no dispositions of TDRs during the first quarter of 2014.

The OREO balance was $7.5 million at March 31, 2014, an increase of $657,000, compared to $6.8 million at December 31, 2013. This increase consisted of $739,000 in additions related to a residential property of $99,000 and a commercial building of $640,000. Additions were offset by valuation allowances of $82,000 to adjust properties to current appraised values. There were no disposals during the three months ended March 31, 2014. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At March 31, 2014, 98%, or $116.8 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 98% or $126.6 million at December 31, 2013. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2014 and the year ended December 31, 2013. Classified securities decreased $388,000 from $2.4 million at December 31, 2013 to $2.1 million at March 31, 2014.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down from a high point of $81.9 million at September 30, 2011. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2014 and December 31, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of March 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$45,553	$47,645	$48,676	$68,515
Doubtful	-	-	-	-
Loss	-	-	-	37
Total classified loans	45,553	47,645	48,676	68,552
Special mention loans	6,288	9,246	6,092	-
Total classified and special mention loans	$51,841	$56,891	$54,768	$68,552

Classified loans	45,553	47,645	48,676	68,552
Classified securities	2,050	2,438	3,028	6,057
Other real estate owned	7,454	6,797	6,891	5,029
Total classified assets	$55,057	$56,880	$58,595	$79,638

Gross unrealized losses on HTM and AFS were $2.8 million at March 31, 2014 and December 31, 2013. (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2014 for HTM securities were $1.2 million or 3.12% of the book value of $36.9 million. Gross unrealized losses at December 31, 2013 for HTM securities were $1.3 million or 2.75% of the book value of $47.3 million. Gross unrealized losses at March 31, 2014 for AFS securities were $1.6 million or 4.87% of the book value of $32.4 million. Gross unrealized losses at December 31, 2013 for AFS securities were $1.5 million or 3.90% of the book value of $38.5 million. Unrealized losses increased during the second half of 2013 as a result of increases in long-term interest rates and not the result of a deterioration in credit risk. The Bank holds 95% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	March 31, 2014
(dollars in thousands)	(Unaudited)	December 31, 2013	$ Change	% Change
Deposits
Non-interest-bearing deposits	$103,235	$103,882	$(647)	(0.6)%
Interest-bearing deposits	705,884	717,413	(11,529)	(1.6)%
Total deposits	809,119	821,295	(12,176)	(1.5)%
Long-term debt	75,463	70,476	4,987	7.1%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Accrued expenses and other liabilities	8,223	9,323	(1,100)	(11.8)%
Total Liabilities	$904,805	$913,094	$(8,289)	(0.9)%

Deposits and Borrowings

Deposits decreased during the first quarter driven primarily by seasonal customer deposit activity. Total deposits decreased by 1.5%, or $12.2 million, to $809.1 million at March 31, 2014 compared to $821.3 million at December 31, 2013. During 2012 and 2013, the Bank increased transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% at December 31, 2011 to 51.4% at March 31, 2014. Details of the Company’s deposit portfolio at March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$103,235	12.76%	$103,882	12.65%
Interest-bearing:
Demand	71,389	8.82%	86,954	10.59%
Money market deposits	202,120	24.98%	204,032	24.84%
Savings	39,213	4.85%	39,116	4.76%
Certificates of deposit	393,162	48.59%	387,311	47.16%
Total interest-bearing	705,884	87.24%	717,413	87.35%

Total Deposits	$809,119	100.00%	$821,295	100.00%

Transaction accounts	$415,957	51.41%	$433,984	52.84%

The Bank will be opening its first Fredericksburg, Virginia branch in July 2014 and intends to open a second branch in the area during 2015.

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers. Brokered deposits at March 31, 2014 and December 31, 2013 were $63.4 million and $56.4 million, respectively, of which $28.3 million and $29.4 million, respectively, were reciprocal deposits. The Bank uses the Promontory Network for reciprocal brokered deposits to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”). Long-term debt increased $5.0 million from $70.5 million at December 31, 2013 to $75.5 million at March 31, 2014. During the first quarter of 2014, the Company added $5.0 million in Federal Home Loan Bank advances at 0.52% for two years. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth. The Bank may increase its level of brokered and wholesale funding during 2014 to fund loan growth.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	March 31, 2014
(dollars in thousands)	(Unaudited)	December 31, 2013	$ Change	% Change

Preferred Stock at par of $1,000	$20,000	$20,000	$-	0.0%
Common Stock at par of $0.01	47	46	1	2.2%
Additional paid in capital	46,160	45,881	279	0.6%
Retained earnings	47,728	46,523	1,205	2.6%
Accumulated other comprehensive loss	(1,139)	(1,057)	(82)	7.8%
Unearned ESOP shares	(663)	(663)	-	0.0%
Total Stockholders' Equity	$112,133	$110,730	$1,403	1.3%

During the three months ended March 31, 2014, stockholders’ equity increased $1.4 million to $112.1 million. The increase in stockholders’ equity was due to net income of $1.7 million and net stock related activities related to stock-based compensation and the exercise of options of $279,000. These increases to capital were partially offset by quarterly common dividends paid of $466,000, quarterly preferred stock dividends of $50,000 and adjustments to accumulated other comprehensive loss of $82,000. Increases in common stockholders' equity to $92.1 million at March 31, 2014 have resulted in a book value of $19.66 per common share. The Company remains well-capitalized at March 31, 2014 with a Tier 1 capital to average assets ratio of 12.46%.

Accumulated other comprehensive losses increased during the second half of 2013 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of increases in long-term interest rates. The Company believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to and has the ability to hold these securities to maturity.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2013.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2014 totaled $16.2 million, a decrease of $8.3 million, or 34.0%, from the December 31, 2013 total of $24.5 million. The decrease in cash was primarily due to an excess of loan originations over principal collected and a net decrease in deposits. These decreases to cash were partially offset by increases in total borrowings, net proceeds from maturing principal and proceeds from the sale of investment securities, and net income. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the three months ended March 31, 2014, all financing activities used $7.6 million in cash compared to $12.6 million in cash used for the same period in 2013. The Bank used $5.0 million less cash for financing activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a reduction in the decrease in deposits from $21.4 million for the three months ended March 31, 2013 to $12.2 million for the three months ended March 31, 2014. These decreases in the use of cash were partially offset by increased common stock dividends of $162,000 due to more outstanding shares and increased other stock activities of $13,000 and a reduction in net borrowings of $4.0 million.

During the three months ended March 31, 2014, all investing activities used $3.1 million in cash compared to $16.3 million in cash provided for the same period in 2013. The primary reason for the reduction in cash of $19.4 million was an increase in first quarter 2014 loan volume compared to the first quarter of 2013. Cash was used to fund additional loans as loans originated or acquired increased $20.7 million from $37.5 million for the three months ended March 31, 2013 to $58.2 million for the three months ended March 31, 2014. Additionally, a decrease of $3.4 million in cash resulted from a reduction in the amount of principal collected on loans from $49.7 million for the three months ended March 31, 2013 to $46.3 million for the three months ended March 31, 2014. Cash used also increased $488,000 due to premise and equipment purchases. These decreases to cash were partially offset by net proceeds received from the sale of securities of $5.2 million.

Operating activities provided cash of $2.3 million for the three months ended March 31, 2014 compared to $1.6 million of cash provided for the same period of 2013. Cash increased by $732,000 primarily due to a decrease in deferred tax assets and a reduction in the decrease of accrued expenses and other liabilities for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. These increases in cash were partially offset by a reduction in net proceeds from the sale of loans held for sale during the first quarter of 2014 compared to the same period in 2013.

ITEM 3. Quantitative and qualitative Disclosure about Market Risk

Not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A- Risk Factors” in the Form 10-K that we filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2014, 66,046 shares were available to be repurchased under the repurchase program. There were no repurchases for the three months ended March 31, 2014.

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 6, 2014		By:	/s/ Michael L. Middleton
Michael L. Middleton
Chief Executive Officer

Date: May 6, 2014	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Financial Officer

