Form 10-Q
period 2014-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2014-08-04
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐           No ☒

As of July 31, 2014, the registrant had 4,688,152 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)

Assets
Cash and due from banks	$10,924	$11,408
Federal funds sold	60	8,275
Interest-bearing deposits with banks	434	4,836
Securities available for sale (AFS), at fair value	41,905	48,247
Securities held to maturity (HTM), at amortized cost	77,547	86,401
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,661	5,593
Loans held for sale	971	-
Loans receivable - net of allowance for loan losses of $8,050 and $8,138	837,127	799,130
Premises and equipment, net	19,745	19,543
Other real estate owned (OREO)	6,553	6,797
Accrued interest receivable	2,931	2,974
Investment in bank owned life insurance	19,653	19,350
Other assets	10,196	11,270
Total Assets	$1,034,707	$1,023,824

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$112,648	$103,882
Interest-bearing deposits	705,896	717,413
Total deposits	818,544	821,295
Short-term borrowings	7,000	-
Long-term debt	74,699	70,476
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Accrued expenses and other liabilities	9,238	9,323
Total Liabilities	921,481	913,094

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,687,766 and 4,647,407 shares, respectively	47	46
Additional paid in capital	46,193	45,881
Retained earnings	48,544	46,523
Accumulated other comprehensive loss	(895)	(1,057)
Unearned ESOP shares	(663)	(663)
Total Stockholders' Equity	113,226	110,730
Total Liabilities and Stockholders' Equity	$1,034,707	$1,023,824

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts )	2014	2013	2014	2013
Interest and Dividend Income
Loans, including fees	$9,685	$9,117	$19,268	$18,364
Taxable interest and dividends on investment securities	565	631	1,155	1,221
Interest on deposits with banks	4	2	6	5
Total Interest and Dividend Income	10,254	9,750	20,429	19,590

Interest Expense
Deposits	1,159	1,445	2,367	2,996
Short-term borrowings	1	5	7	9
Long-term debt	524	568	1,051	1,036
Total Interest Expense	1,684	2,018	3,425	4,041

Net Interest Income	8,570	7,732	17,004	15,549
Provision for loan losses	563	200	766	355
Net Interest Income After Provision For Loan Losses	8,007	7,532	16,238	15,194

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	92	131	192	319
Gain on sale of asset	7	11	7	11
Net gains on sale of OREO	4	-	4	-
Net gains on sale of investment securities	-	-	24	-
Income from bank owned life insurance	152	157	303	308
Service charges	524	632	1,076	1,103
Gain on sale of loans held for sale	76	138	144	517
Total Noninterest Income	855	1,069	1,750	2,258

Noninterest Expense
Salary and employee benefits	3,992	3,590	8,021	7,147
Occupancy expense	654	569	1,219	1,052
Advertising	201	169	323	273
Data processing expense	381	366	652	730
Professional fees	288	265	518	462
Depreciation of furniture, fixtures, and equipment	182	198	367	390
Telephone communications	41	54	91	103
Office supplies	74	46	154	109
FDIC Insurance	199	273	338	574
Valuation allowance on OREO	152	19	234	330
Other	603	557	1,181	1,079
Total Noninterest Expense	6,767	6,106	13,098	12,249

Income before income taxes	2,095	2,495	4,890	5,203
Income tax expense	760	909	1,834	1,899
Net Income	$1,335	$1,586	$3,056	$3,304
Preferred stock dividends	50	50	100	100
Net Income Available to Common Shareholders	$1,285	$1,536	$2,956	$3,204

Earnings Per Common Share
Basic	$0.28	$0.51	$0.64	$1.06
Diluted	$0.28	$0.51	$0.63	$1.05
Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Net Income	$1,335	$1,586	$3,056	$3,304
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $126 and $(382); $87 and $(422), respectively	244	(744)	167	(819)
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $0 and $0; $(3) and $0, respectively	-	-	(5)	-
Comprehensive Income	$1,579	$842	$3,218	$2,485

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$3,056	$3,304
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	766	355
Depreciation and amortization	632	648
Loans originated for resale	(5,309)	(17,883)
Proceeds from sale of loans originated for sale	4,456	17,963
Gain on sale of loans held for sale	(144)	(517)
Net gains on the sale of OREO	(4)	-
Gains on sales of HTM investment securities	(16)	-
Gains on sales of AFS investment securities	(8)	-
Gain on sale of asset	(7)	(11)
Net amortization of premium/discount on investment securities	151	327
Increase in OREO valuation allowance	234	330
Increase in cash surrender of bank owned life insurance	(303)	(308)
Decrease (Increase) in deferred income tax benefit	600	(97)
Decrease in accrued interest receivable	43	2
Stock based compensation	146	147
Increase in deferred loan fees	78	266
Decrease in accrued expenses and other liabilities	(85)	(988)
Decrease (Increase) in other assets	452	(405)
Net Cash Provided by Operating Activities	4,738	3,133

Cash Flows from Investing Activities
Purchase of AFS investment securities	(43)	(13,465)
Proceeds from redemption or principal payments of AFS investment securities	4,512	5,234
Purchase of HTM investment securities	(750)	(10,933)
Proceeds from maturities or principal payments of HTM investment securities	6,360	23,420
Net increase of FHLB and FRB stock	(1,068)	(1,191)
Loans originated or acquired	(137,242)	(112,182)
Principal collected on loans	97,335	113,696
Purchase of premises and equipment	(847)	(156)
Proceeds from sale of OREO	1,106	-
Proceeds from sale of HTM investment securities	3,179	-
Proceeds from sale of AFS investment securities	2,056	-
Proceeds from disposal of asset	20	11

Net Cash (Used in) Provided by Investing Activities	(25,382)	4,434

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013

Cash Flows from Financing Activities
Net decrease in deposits	$(2,751)	$(35,549)
Proceeds from long-term borrowings	5,000	10,000
Payments of long-term borrowings	(777)	(25)
Net increase in short term borrowings	7,000	23,000
Exercise of stock options	106	75
Dividends Paid	(1,035)	(709)
Net change in unearned ESOP shares	-	216
Repurchase of common stock	-	(298)
Net Cash Provided by (Used in) Financing Activities	7,543	(3,290)
(Decrease) Increase in Cash and Cash Equivalents	$(13,101)	$4,277
Cash and Cash Equivalents - January 1	24,519	11,296
Cash and Cash Equivalents - June 30	$11,418	$15,573

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,423	$4,017
Income taxes	$2,145	$2,600

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$182	$249
Transfer from loans to OREO	$1,082	$371

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

General - The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. The Bank conducts business through its main office in Waldorf, Maryland, and ten branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Dahlgren, Virginia. The Company opened a branch in Fredericksburg, Virginia on July 15, 2014. The Company maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

Effective October 18, 2013, the Company changed its name from Tri-County Financial Corporation and the Bank changed its name from Community Bank of Tri-County. The new names reflect the Bank's recent expansion into the Northern Neck of Virginia. The name of the holding company changed to better align the parent company name with that of the Bank.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2014 presentation.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three and six months ended June 30, 2014 and 2013. The Company’s comprehensive gain (loss) was solely related to securities for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$370	$126	$244	$(1,126)	$(382)	$(744)
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$370	$126	$244	$(1,126)	$(382)	$(744)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$254	$87	$167	$(1,241)	$(422)	$(819)
Reclassification adjustments	(8)	(3)	(5)	-	-	-
Other comprehensive gain (loss)	$246	$84	$162	$(1,241)	$(422)	$(819)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(1,139)	$64	$(1,057)	$139
Other comprehensive gain (loss) before reclassifications	244	(744)	167	(819)
Amounts reclassified from accumulated other comprehensive income	-	-	(5)	-
Net other comprehensive gain (loss)	244	(744)	162	(819)
End of period	$(895)	$(680)	$(895)	$(680)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of June 30, 2014 and 2013, there were 87,435 and 101,549 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Net Income	$1,335	$1,586	$3,056	$3,304
Less: dividends paid and accrued on preferred stock	(50)	(50)	(100)	(100)
Net income available to common shareholders	$1,285	$1,536	$2,956	$3,204

Average number of common shares outstanding	4,651,716	3,000,389	4,645,963	3,026,651
Effect of dilutive options	17,793	23,379	16,632	22,597
Average number of shares used to calculate diluted EPS	4,669,509	3,023,768	4,662,595	3,049,248

NOTE 6 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule, if applicable, and the probability of achieving goals specified at the time of the grant.

Stock-based compensation expense totaled $146,000 and $147,000 for the six months ended June 30, 2014 and 2013, respectively, which consisted of the vesting of grants of restricted stock and restricted stock units. Stock-based compensation for the six months ended June 30, 2013 included director compensation of $3,000 for stock granted in lieu of cash compensation. All outstanding options were fully vested and the Company has not granted any stock options since 2007.

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

The following tables below summarize outstanding and exercisable options at June 30, 2014 and December 31, 2013.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
(dollars in thousands, except per		Exercise	Intrinsic	Remaining In
share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(6,665)	15.89	34
Outstanding at June 30, 2014	152,852	$20.30	$611	0.7

Exercisable at June 30, 2014	152,852	$20.30	$611	0.7

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
(dollars in thousands, except per		Exercise	Intrinsic	Remaining In
share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164
Exercised	(55,672)	13.16	310
Forfeited	(20,870)	20.27
Outstanding at December 31, 2013	159,517	$20.12	$347	1.0

Exercisable at December 31, 2013	159,517	$20.12	$347	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
June 30, 2014	Remaining Contractual Life	Exercise Price
65,417	1 years	$15.89
66,224	2 years	22.29
21,211	4 years	27.70

152,852		$20.30

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $611,000 and $347,000 at June 30, 2014 and December 31, 2013, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.75 and $20.71 per share at June 30, 2014 and December 31, 2013, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of June 30, 2014, unrecognized stock compensation expense was $573,000. The following tables summarize the unvested restricted stock awards and units outstanding at June 30, 2014 and December 31, 2013, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(17,105)	15.39	(2,105)	20.29

Nonvested at June 30, 2014	33,187	$20.90	2,105	$23.75

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2013	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	20.71
Vested	(20,393)	18.79	(3,106)	15.98

Nonvested at December 31, 2013	16,832	$17.86	4,210	$20.71

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

The Series C Preferred Stock receives non-cumulative dividends, payable quarterly. The dividend rate fluctuates quarterly during the first 10 quarters during which the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series C Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%). In addition, beginning on January 1, 2014, and on all Series C Preferred Stock dividend payment dates thereafter ending on April 1, 2016, if the Company had not increased its QSBL from the baseline as of the quarter ended September 30, 2013, the Company would have been required to pay to the Department of the Treasury, on each share of Series C Preferred Stock, but only out of assets legally available, a fee equal to 0.5% of the liquidation amount per share of Series C Preferred Stock. At September 30, 2013, the Company had increased its QSBL from the baseline so that the dividend rate should remain at 1% through four and one half years from issuance.

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

	Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2014	2013	2013
Balance at beginning of year	$6,797	$6,891	$6,891
Additions of underlying property	1,082	371	1,853
Disposals of underlying property	(1,092)	-	(1,346)
Valuation allowance	(234)	(330)	(601)
Balance at end of period	$6,553	$6,932	$6,797

During the six months ended June 30, 2014 additions consisted of two residential properties totaling $441,000 and a commercial building of $640,000 compared to $371,000 of additions for a residential property for the six months ended June 30, 2013. Additions were offset by disposals of three residential properties during the six months ended June 30, 2014. There were no disposals of OREO during the six months ended June 30, 2013. Valuation allowances further reduced OREO carrying values $234,000 and $330,000 to current appraised values for the six months ended June 30, 2014 and 2013, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Valuation allowance	$152	$19	$234	$330
Operating expenses	13	24	60	64
	$165	$43	$294	$394

NOTE 10 – SECURITIES

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$44	$7	$-	$51
Residential Collateralized Mortgage Obligations ("CMOs")	38,807	24	1,269	37,562
Corporate equity securities	37	5	-	42
Bond mutual funds	4,151	99	-	4,250
Total securities available for sale	$43,039	$135	$1,269	$41,905

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$21,118	$674	$125	$21,667
Residential CMOs	53,176	291	788	52,679
Asset-backed securities issued by Others:
Residential CMOs	2,503	138	118	2,523
Total debt securities held to maturity	76,797	1,103	1,031	76,869

U.S. government obligations	750	-	-	750
Total securities held to maturity	$77,547	$1,103	$1,031	$77,619

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$176	$17	$-	$193
Residential CMOs	45,299	63	1,479	43,883
Corporate equity securities	37	4	-	41
Bond mutual funds	4,108	22	-	4,130
Total securities available for sale	$49,620	$106	$1,479	$48,247

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$22,662	$625	$214	$23,073
Residential CMOs	59,869	265	943	59,191
Asset-backed securities issued by Others:
Residential CMOs	3,120	114	157	3,077
Total debt securities held to maturity	85,651	1,004	1,314	85,341

U.S. government obligations	750	-	-	750
Total securities held to maturity	$86,401	$1,004	$1,314	$86,091

At June 30, 2014, certain asset-backed securities with an amortized cost of $13.6 million were pledged to secure certain deposits. At June 30, 2014, asset-backed securities with an amortized cost of $2.5 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2014, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by government sponsored entities (“GSEs”) had an average life of 4.08 years and an average duration of 3.76 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.11 years and an average duration of 3.86 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the six months ended June 30, 2014 and 2013. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At June 30, 2014, the CMO issue had a par value of $830,000, a market fair value of $598,000 and a carrying value of $460,000 and an average life of 6.85 years and an average duration of 4.39 years.

During the three months ended March 31, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. There were no sales of AFS and HTM securities during the three months ended June 30, 2014 and the six months ended June 30, 2013.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2014 were as follows:

June 30, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$4,614	$1	$29,572	$1,268	$34,187	$1,269

At June 30, 2014, the AFS investment portfolio had an estimated fair value of $41.9 million, of which $34.2 million or 82% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.3 million or 3.3% of the portfolio amortized cost of $38.9 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.18 years and an average duration of 3.85 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.5 million or 3.3% of the portfolio amortized cost of $45.5 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.71 years and an average duration of 4.25 years.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2014 were as follows:

June 30, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$4,079	$45	$25,716	$868	$29,795	$913
Asset-backed securities issued by other	-	-	1,832	118	1,832	118
	$4,079	$45	$27,548	$986	$31,627	$1,031

At June 30, 2014, the HTM investment portfolio had an estimated fair value of $77.6 million, of which $31.6 million or 41%, of the securities had some unrealized losses from their amortized cost. Of these securities, $29.8 million or 94%, were asset-backed securities issued by GSEs and the remaining $1.8 million or 6%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $913,000 or 1.2% of the portfolio amortized cost of $74.3 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.01 years and an average duration of 4.60 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $118,000 or 4.7% of the portfolio amortized cost of $2.5 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.96 years and an average duration of 3.40 years.

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

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.2 million or 1.4% of the portfolio amortized cost of $82.5 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.24 years and an average duration of 4.80 years.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $157,000, or 5.0% of the portfolio amortized cost of $3.1 million. HTM asset-backed securities issued by others with unrealized losses had an average life of 5.17 years and an average duration of 4.73 years.

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at June 30, 2014 and December 31, 2013 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

June 30, 2014		December 31, 2013
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$111,908	AAA	$126,607
BBB	503	BBB	584
BBB-	-	BBB-	98
BB	766	BB	813
B+	-	B+	66
CCC+	773	CCC+	1,092
CCC	460	CCC	467
Total	$114,410	Total	$129,727

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	June 30, 2014	December 31, 2013

Commercial real estate	$531,919	$476,648
Residential first mortgages	156,833	159,147
Construction and land development	32,086	32,001
Home equity and second mortgages	21,225	21,692
Commercial loans	77,583	94,176
Consumer loans	736	838
Commercial equipment	25,876	23,738
	846,258	808,240
Less:
Deferred loan fees	1,081	972
Allowance for loan loss	8,050	8,138
	9,131	9,110

	$837,127	$799,130

At June 30, 2014, the Bank’s allowance for loan losses totaled $8.1 million, or 0.95% of loan balances, as compared to $8.1 million, or 1.01% of loan balances, at December 31, 2013. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at June 30, 2014 and December 31, 2013. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $27.4 million or 3.2% of total gross loans of $846.3 million at June 30, 2014.

Construction and Land Development

The Bank offers loans for the construction of one-to four-family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals.

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

Consumer Loans

Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

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

Non-accrual and Past Due Loans

Non-accrual loans as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$5,113	11	$-	-	$5,113	11
Residential first mortgages	540	2	-	-	540	2
Construction and land development	3,811	2	-	-	3,811	2
Home equity and second mortgages	166	2	-	-	166	2
Commercial loans	2,035	8	-	-	2,035	8
Consumer loans	-	-	-	-	-	-
Commercial equipment	221	4	-	-	221	4
	$11,886	29	$-	-	$11,886	29

	December 31, 2013
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,235	10	$3,695	2	$7,930	12
Residential first mortgages	1,683	6	562	3	2,245	9
Construction and land development	2,968	1	-	-	2,968	1
Home equity and second mortgages	115	3	-	-	115	3
Commercial loans	1,935	6	-	-	1,935	6
Consumer loans	-	-	24	1	24	1
Commercial equipment	234	2	-	-	234	2
	$11,170	28	$4,281	6	$15,451	34

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.6 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $11.9 million or 1.40% of total loans at June 30, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans if the loans are not impaired or there is no impairment. There were no non-accrual only loans at June 30, 2014. At December 31, 2013 non-accrual only loans were $4.3 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consisted primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

Non-accrual loans at June 30, 2014 included $4.0 million for a stalled residential development project. The Bank has deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At June 30, 2014, the stalled development project loans are considered both troubled debt restructured (“TDRs”) loans and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. If the loans return to performing status after the forbearance period, they will be reported as TDR loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $6.0 million and $9.1 million at June 30, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at June 30, 2014 and December 31, 2013 was $427,000 and $304,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $5.9 million and $6.4 million at June 30, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at June 30, 2014 and December 31, 2013 was $331,000 and $295,000, respectively.

An analysis of past due loans as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$522,327	$-	$4,479	$5,113	$9,592	$531,919
Residential first mortgages	155,674	6	613	540	1,159	156,833
Construction and land dev.	28,275	-	-	3,811	3,811	32,086
Home equity and second mtg.	20,418	360	281	166	807	21,225
Commercial loans	75,548	-	-	2,035	2,035	77,583
Consumer loans	733	-	3	-	3	736
Commercial equipment	25,505	111	39	221	371	25,876
Total	$828,480	$477	$5,415	$11,886	$17,778	$846,258

	December 31, 2013
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$469,182	$58	$3,173	$4,235	$7,466	$476,648
Residential first mortgages	157,043	8	413	1,683	2,104	159,147
Construction and land dev.	28,525	-	508	2,968	3,476	32,001
Home equity and second mtg.	21,183	121	273	115	509	21,692
Commercial loans	88,812	3,111	318	1,935	5,364	94,176
Consumer loans	830	8	-	-	8	838
Commercial equipment	23,435	26	43	234	303	23,738
Total	$789,010	$3,332	$4,728	$11,170	$19,230	$808,240

There were no loans greater than 90 days still accruing interest at June 30, 2014 and at December 31, 2013.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2014 and 2013 and at December 31, 2013 were as follows:

	June 30, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$17,500	$13,143	$4,328	$17,471	$311	$17,473	$172	$17,446	$332
Residential first mortgages	3,078	2,559	519	3,078	75	3,103	35	3,113	70
Construction and land dev.	6,049	1,799	4,250	6,049	81	6,015	28	5,916	56
Home equity and second mtg.	403	330	73	403	33	378	2	335	2
Commercial loans	5,380	4,800	580	5,380	269	5,585	46	5,672	93
Consumer loans	5	5	-	5	-	8	-	12	1
Commercial equipment	399	212	168	380	90	381	4	392	8
Total	$32,814	$22,848	$9,918	$32,766	$859	$32,943	$287	$32,886	$562

	December 31, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$18,342	$14,274	$3,899	$18,173	$372	$18,473	$770
Residential first mortgages	3,401	2,695	706	3,401	171	3,392	125
Construction and land dev.	5,666	1,489	4,177	5,666	55	5,386	252
Home equity and second mtg.	207	207	-	207	-	297	12
Commercial loans	10,218	9,297	921	10,218	304	10,600	432
Consumer loans	24	24	-	24	-	39	3
Commercial equipment	335	234	83	317	83	367	13
Total	$38,193	$28,220	$9,786	$38,006	$985	$38,554	$1,607

	June 30, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$20,474	$16,090	$4,384	$20,474	$614	$20,560	$236	$20,625	$435
Residential first mortgages	5,236	4,328	908	5,236	407	5,278	46	5,283	94
Construction and land dev.	5,705	4,497	1,208	5,705	170	5,574	71	5,295	147
Home equity and second mtg.	214	214	-	214	-	233	2	265	5
Commercial loans	11,388	11,231	157	11,388	40	11,379	149	11,321	227
Consumer loans	41	41	-	41	-	44	1	47	2
Commercial equipment	174	152	3	155	3	174	-	174	-
Total	$43,232	$36,553	$6,660	$43,213	$1,234	$43,242	$505	$43,010	$910

TDRs, included in the impaired loan schedules above, as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$2,101	3	$3,141	8
Residential first mortgages	916	3	1,485	4
Construction and land development	3,811	2	-	-
Home equity and second mortgage	-	-	-	-
Commercial loans	227	2	-	-
Consumer loans	-	-	-	-
Commercial equipment	157	2	67	1
Total TDRs	$7,212	12	$4,693	13
Less: TDRs included in non-accrual loans	(4,037)	(4)	-	-
Total accrual TDR loans	$3,175	8	$4,693	13

At June 30, 2014, non-accrual loans included $4.0 million for a stalled residential development project. The Bank has deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At June 30, 2014, the stalled development project loans are considered both TDR loans and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. If the loans return to performing status after the forbearance period, they will be reported as TDR loans.

At June 30, 2014, the Bank had eight accruing TDRs totaling $3.2 million compared to 13 TDRs totaling $4.7 million as of December 31, 2013. At June 30, 2014, all TDRs were performing according to the terms of their restructured agreements. At December 31, 2013, one TDR of $329,000 was over 90 days past due. The Bank had specific reserves of $197,000 on four TDRs totaling $2.4 million at June 30, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. The Bank added three TDRs totaling $968,000 during the six months ended June 30, 2014. During the same period, there were eight TDRs totaling $2.4 million that were no longer reported as TDRs due to the payment of principal and interest at market rates for greater than six consecutive months. TDR activity for the year ended December 31, 2013 included three additions to the number of TDRs totaling $204,000. There were no other TDR transactions for the year ended December 31, 2013. Interest income in the amount of $124,000 and $214,000 was recognized on TDR loans for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2014 and 2013, respectively, and for the year ended December 31, 2013 and loan receivable balances at June 30, 2014 and 2013, respectively, and at December 31, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2014
Allowance for loan losses:
Balance at April 1,	$3,610	$1,272	$561	$340	$2,115	$6	$293	$8,197
Charge-offs	(28)	-	-	-	(720)	-	-	(748)
Recoveries	2	-	-	-	2	10	24	38
Provisions	393	(182)	12	(57)	338	(12)	71	563
Balance at June 30,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050

At and For the Six Months Ended June 30, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(49)	(94)	-	-	(755)	-	-	(898)
Recoveries	7	-	-	-	3	10	24	44
Provisions	494	(217)	(11)	34	571	(16)	(89)	766
Balance at June 30,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050
Ending balance: individually evaluated for impairment	$311	$75	$81	$33	$269	$-	$90	$859
Ending balance: collectively evaluated for impairment	$3,666	$1,015	$492	$250	$1,466	$4	$298	$7,191
Loan receivables:
Ending balance	$531,919	$156,833	$32,086	$21,225	$77,583	$736	$25,876	$846,258
Ending balance: individually evaluated for impairment	$17,471	$3,078	$6,049	$403	$5,380	$5	$380	$32,766
Ending balance: collectively evaluated for impairment	$514,448	$153,755	$26,037	$20,822	$72,203	$731	$25,496	$813,492

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at April 1,	$3,540	$1,985	$497	$318	$1,824	$17	$169	$8,350
Charge-offs	-	-	-	(111)	(406)	-	(21)	(538)
Recoveries	-	10	-	-	11	1	-	22
Provisions	(182)	(34)	104	157	90	(4)	69	200
Balance at June 30,	$3,358	$1,961	$601	$364	$1,519	$14	$217	$8,034
At and For the Six Months Ended June 30, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	-	(59)	(36)	(111)	(406)	(9)	(21)	(642)
Recoveries	-	11	-	-	12	2	49	74
Provisions	(734)	926	104	195	(35)	2	(103)	355
Balance at June 30,	$3,358	$1,961	$601	$364	$1,519	$14	$217	$8,034
Ending balance: individually evaluated for impairment	$614	$407	$170	$-	$40	$-	$3	$1,234
Ending balance: collectively evaluated for impairment	$2,744	$1,554	$431	$364	$1,479	$14	$214	$6,800
Loan receivables:
Ending balance	$434,616	$165,434	$29,120	$21,769	$84,993	$937	$17,347	$754,216
Ending balance: individually evaluated for impairment	$20,474	$5,236	$5,705	$214	$11,388	$41	$155	$43,213
Ending balance: collectively evaluated for impairment	$414,142	$160,198	$23,415	$21,555	$73,605	$896	$17,192	$711,003

Credit Quality Indicators

Credit quality indicators as of June 30, 2014 and December 31, 2013 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Unrated	$69,610	$66,481	$4,482	$5,782
Pass	430,956	380,124	18,785	17,628
Special mention	6,772	7,084	-	-
Substandard	24,581	22,959	8,819	8,591
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$531,919	$476,648	$32,086	$32,001

	Commercial Loans		Commercial Equipment
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Unrated	$13,467	$12,873	$7,014	$6,137
Pass	56,638	67,354	18,694	17,516
Special mention	-	402	-	2
Substandard	7,304	13,547	168	83
Doubtful	174	-	-	-
Loss	-	-	-	-
Total	$77,583	$94,176	$25,876	$23,738

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Performing	$156,293	$157,464	$21,059	$21,577	$736	$838
Nonperforming	540	1,683	166	115	-	-
Total	$156,833	$159,147	$21,225	$21,692	$736	$838

Summary of Total Classified Loans

(dollars in thousands)	6/30/2014	12/31/2013
By Internally Assigned Grade	$41,046	$45,181
By Payment Activity	2,495	2,464
Total Classified	$43,541	$47,645

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2014 and December 31, 2013, the Bank was well-capitalized under the regulatory framework for prompt corrective action (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following tables.

	At June 30, 2014
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$134,217	15.38%	$69,819	8.00%
The Bank	$133,346	15.31%	$69,694	8.00%	$87,117	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$126,120	14.45%	$34,909	4.00%
The Bank	$125,249	14.38%	$34,847	4.00%	$52,270	6.00%

Tier 1 Capital (to average assets)
The Company	$126,120	12.43%	$40,587	4.00%
The Bank	$125,249	12.36%	$40,527	4.00%	$50,659	5.00%

	At December 31, 2013
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$131,936	15.62%	$67,561	8.00%
The Bank	$131,216	15.57%	$67,433	8.00%	$84,292	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$123,787	14.66%	$33,781	4.00%
The Bank	$123,067	14.60%	$33,717	4.00%	$50,575	6.00%

Tier 1 Capital (to average assets)
The Company	$123,787	12.50%	$39,597	4.00%
The Bank	$123,067	12.45%	$39,537	4.00%	$49,422	5.00%

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by GSEs, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,562	$-	$37,562	$-
MBS	51	-	51	-
Corporate equity securities	42	-	42	-
Bond mutual funds	4,250	-	4,250	-
Total available for sale securities	$41,905	$-	$41,905	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$43,883	$-	$43,883	$-
MBS	193	-	193	-
Corporate equity securities	41	-	41	-
Bond mutual funds	4,130	-	4,130	-
Total available for sale securities	$48,247	$-	$48,247	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the tables below.

(dollars in thousands)	June 30, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,017	$-	$4,017	$-
Residential first mortgages	444	-	444	-
Construction and land development	4,169	-	4,169	-
Home equity and second mtg.	40	-	40	-
Commercial loans	311	-	311	-
Commercial equipment	78	-	78	-
Total loans with impairment	$9,059	$-	$9,059	$-

Other real estate owned	$6,553	$-	$6,553	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,527	$-	$3,527	$-
Residential first mortgage	535	-	535	-
Construction and land development	4,122	-	4,122	-
Commercial loans	617	-	617	-
Total loans with impairment	$8,801	$-	$8,801	$-

Other real estate owned	$6,797	$-	$6,797	$-

Loans with impairment have unpaid principal balances of $9.9 million and $9.8 million at June 30, 2014 and December 31, 2013, respectively, and include impaired loans with a specific allowance.

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

Loans held for sale - Fair values are derived from secondary market quotations for similar instruments.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,905	$41,905	$-	$41,905	$-
Investment securities - HTM	77,547	77,619	750	76,869	-
FHLB and FRB Stock	6,661	6,661	-	6,661	-
Loans	837,127	835,675	-	835,675	-
Loans held for sale	971	1,009	-	1,009	-

Liabilities
Savings, NOW and money market accounts	$431,422	$431,422	$-	$431,422	$-
Time deposits	387,122	388,642	-	388,642	-
Long-term debt	74,699	77,198	-	77,198	-
Short term borrowings	7,000	7,000	-	7,000	-
TRUPs	12,000	7,400	-	7,400	-

December 31, 2013			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$48,247	$48,247	$-	$48,247	$-
Investment securities - HTM	86,401	86,091	750	85,341	-
FHLB and FRB Stock	5,593	5,593	-	5,593	-
Loans	799,130	793,449	-	793,449	-

Liabilities
Savings, NOW and money market accounts	$433,984	$433,984	$-	$433,984	$-
Time deposits	387,311	389,705	-	389,705	-
Long-term debt	70,476	71,960	-	71,960	-
TRUPs	12,000	2,400	-	2,400	-

At June 30, 2014, the Company had outstanding loan commitments and standby letters of credit of $20.3 million and $28.3 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) that we filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The allowance for loan loss balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance is comprised of a specific and a general component. The specific component consists of management’s evaluation of certain classified, impaired and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

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

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its 12 branch locations including its main office in Waldorf, Maryland, and branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Dahlgren and Fredericksburg, Virginia. The Company opened a branch in Fredericksburg, Virginia on July 15, 2014. The Company plans to open a second full-service branch in downtown Fredericksburg in the next 12 to 18 months In addition, the Company maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. In addition, the Company listed its stock on the NASDAQ Stock Exchange and began trading on the exchange September 27, 2013 under the ticker symbol “TCFC.”

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

During the fourth quarter of 2013, the Company began to leverage the $27.4 million in additional capital from the October 2013 capital raise to increase interest-earning assets. The Bank successfully grew its loan portfolio $39.3 million from $768.9 million at September 30, 2013 to $808.2 million at December 31, 2013. The positive loan growth trend continued during the first six months of 2014 as the Bank increased its loan portfolio $38.1 million to $846.3 million by the end of June 2014. Average loan balances increased $45.0 million to $810.4 million for the second quarter of 2014 from $765.4 million for the fourth quarter of 2013.

The Bank opened a commercial loan production office (“LPO”) in Fredericksburg, Virginia during August 2013 and a branch in July 2014. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. During the second quarter of 2014, we continued to execute the Bank’s growth strategy and added seasoned lenders and support staff to expand into the city of Annapolis and surrounding Anne Arundel County. We plan to open a LPO in Annapolis during the third quarter of 2014. We are optimistic that our returns on these investments will continue to increase shareholder value during 2014.

Economy

The U.S. economy grew slowly throughout 2013. Locally, real estate values have stabilized and housing prices began to recover during 2012 and 2013. However, uncertainty for small and medium size businesses lessened the demand for lending. The impact of slower economic growth on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget hampered economic expansion. Even through the difficult economic environment, the Bank’s capital levels and asset quality remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2013 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts )	2014	2013	2014	2013
Condensed Income Statement
Interest and Dividend Income	$10,254	$9,750	$20,429	$19,590
Interest Expense	1,684	2,018	3,425	4,041
Net Interest Income	8,570	7,732	17,004	15,549
Provision for Loan Loss	563	200	766	355
Noninterest Income	855	1,069	1,750	2,258
Noninterest Expense	6,767	6,106	13,098	12,249
Income Before Income Taxes	2,095	2,495	4,890	5,203
Income Tax Expense	760	909	1,834	1,899
Net Income (NI)	1,335	1,586	3,056	3,304
Preferred Stock Dividends	50	50	100	100
NI Available to Common Shareholders	$1,285	$1,536	$2,956	$3,204
Comprehensive Income	$1,579	$842	$3,218	$2,485

Per Common Share
Basic Earnings	$0.28	$0.51	$0.64	$1.06
Diluted Earnings	$0.28	$0.51	$0.63	$1.05
Cash Dividends Paid	$0.10	$0.10	$0.20	$0.20
Book Value	$19.89	$19.52	$19.89	$19.52

Return On Average Assets	0.53%	0.66%	0.61%	0.69%
Return On Average Common Equity	5.53%	9.92%	6.38%	10.47%
Return On Average Equity	4.73%	7.74%	5.43%	8.14%
Interest Rate Spread	3.50%	3.35%	3.48%	3.37%
Net Interest Margin	3.63%	3.47%	3.62%	3.50%
Cost of Funds	0.76%	0.93%	0.77%	0.93%
Cost of Deposits	0.58%	0.74%	0.60%	0.76%
Efficiency Ratio	71.80%	69.38%	69.84%	68.79%
Noninterest Expense to Average Assets	2.67%	2.55%	2.60%	2.56%
Net Charge-offs to Average Loans	0.35%	0.28%	0.21%	0.16%

COMPARISION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Earnings Summary

Consolidated net income available to common shareholders for the six months ended June 30, 2014 decreased $248,000, or 7.8%, to $3.0 million or $0.63 per common share (diluted) compared to $3.2 million or $1.05 per common share (diluted) for the six months ended June 30, 2013. The decrease in net income available to common was attributable to an increased provision for loan losses of $411,000, decreased noninterest income of $508,000 and increased noninterest expense of $849,000 partially offset by increased net interest income of $1.5 million and decreased income tax expense of $65,000.

The Company’s return on average assets was 0.61% for the six months ended June 30, 2014 compared to 0.69% for the six months June 30, 2013. The Company’s return on average common stockholders' equity was 6.38% compared to 10.47% for the same comparative period.

In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional shares outstanding impacted year to year comparability of per share and return on equity results beginning with the fourth quarter of 2013.

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

Net interest income increased $1.5 million to $17.0 million for the six months ended June 30, 2014 compared to $15.5 million for the six months ended June 30, 2013. The net interest margin was 3.62% for the six months ended June 30, 2014, a 12 basis point increase from 3.50% for the six months ended June 30, 2013. The increase was largely the result of a decrease in the cost of funds and an increase in the average balance of loans. These increases were partially offset by a reduction in loan yields.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$19,268	$18,364	$904	4.9%
Taxable interest and dividends on investment securities	1,155	1,221	(66)	(5.4)%
Interest on deposits with banks	6	5	1	20.0%
Total Interest and Dividend Income	20,429	19,590	839	4.3%

Interest Expenses
Deposits	2,367	2,996	(629)	(21.0)%
Short-term borrowings	7	9	(2)	(22.2)%
Long-term debt	1,051	1,036	15	1.4%
Total Interest Expenses	3,425	4,041	(616)	(15.2)%

Net Interest Income (NII)	$17,004	$15,549	$1,455	9.4%

Interest and dividend income increased by $839,000 to $20.4 million for the six months ended June 30, 2014 compared to $19.6 million for the six months ended June 30, 2013. Interest and dividend income increased due to the growth in the average balance of loans and higher investment yields. These increases were partially offset by decreased interest and dividend income from lower loan yields and lower investment average balances. Interest and dividend income increased $1.8 million due to growth of $75.4 million in the average balance of loans from $727.7 million to $803.1 million and $147,000 due to higher investment yields. This increase was partially offset by a decrease of $904,000 in interest income as a result of a reduction in loan yields. Average loan yields declined 25 basis points from 5.05% for the six months ended June 30, 2013 to 4.80% for the six months ended June 30, 2014. Interest and dividend income was further reduced $212,000 as average interest-earning investment balances decreased $25.0 million from $162.0 million for the six months ended June 30, 2013 to $137.0 million for the six months ended June 30, 2014.

The Company’s cost of funds decreased as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 17 basis points from 1.03% for the first six months of 2013 to 0.86% for the first six months of 2014. Deposit costs decreased 16 basis points from 0.76% for the first six months of 2013 to 0.60% for the comparable period in 2014. Additionally, the increase of noninterest bearing demand deposits of $10.7 million contributed to the decline in funding costs with average balances increasing from $83.1 million for the six months ended June 30, 2013 to $93.8 million for the six months ended June 30, 2014.

Interest expense decreased $616,000 to $3.4 million for the six months ended June 30, 2014 compared to $4.0 million for the six months ended June 30, 2013 due primarily to a reduction in the average cost of funds on interest-bearing liabilities; interest expense decreased $658,000 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.26% and 0.34%, respectively, for the six months ended June 30, 2013 to 1.01% and 0.28%, respectively, for the six months ended June 30, 2014. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on long-term debt and short-term borrowings decreased from 2.46% to 2.30% for the comparable period. Interest expense on interest-bearing deposits was also reduced $45,000 due primarily to a decline in average balances for certificates of deposit. These reductions in interest expense were partially offset by an $87,000 increase in interest expense due to a $7.3 million increase in average debt balances from $84.9 million for the six months ended June 30, 2013 to $92.2 million for the six months ended June 30, 2014.

The following table presents information on average balances and rates for deposits.

	For the Six Months Ended June 30,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$39,544	0.10%	$36,859	0.10%
Interest-bearing demand and money market accounts	273,526	0.28%	263,521	0.34%
Certificates of deposit	388,424	1.01%	400,292	1.26%
Total interest-bearing deposits	701,494	0.67%	700,672	0.86%
Noninterest-bearing demand deposits	93,787		83,133
	$795,281	0.60%	$783,805	0.76%

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

	Six Months Ended June 30, 2014
	compared to Six Months Ended
	June 30, 2013
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,808	$(904)	$904
Investment securities, federal funds sold and interest bearing deposits	(212)	147	(65)
Total interest-earning assets	$1,596	$(757)	$839

Interest-bearing liabilities:
Savings	1	1	2
Interest-bearing demand and money market accounts	14	(83)	(69)
Certificates of deposit	(60)	(502)	(562)
Long-term debt	87	(75)	12
Short-term debt	-	(2)	(2)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	3	3
Total interest-bearing liabilities	$42	$(658)	$(616)
Net change in net interest income	$1,554	$(99)	$1,455

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2014 and 2013, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$803,090	$19,268	4.80%	$727,732	$18,364	5.05%
Investment securities, federal funds sold and interest-bearing deposits	136,993	1,161	1.69%	161,980	1,226	1.51%
Total Interest-Earning Assets	940,083	20,429	4.35%	889,712	19,590	4.40%
Cash and cash equivalents	9,618			10,936
Other assets	58,881			57,073
Total Assets	$1,008,582			$957,721

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$39,544	$20	0.10%	$36,859	$18	0.10%
Interest-bearing demand and money market accounts	273,526	379	0.28%	263,521	448	0.34%
Certificates of deposit	388,424	1,968	1.01%	400,292	2,530	1.26%
Long-term debt	74,745	891	2.38%	67,424	879	2.61%
Short-term debt	5,429	7	0.26%	5,459	9	0.33%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	160	2.67%	12,000	157	2.62%

Total Interest-Bearing Liabilities	793,668	3,425	0.86%	785,555	4,041	1.03%

Noninterest-bearing demand deposits	93,787			83,133
Other liabilities	8,503			7,834
Stockholders' equity	112,624			81,199
Total Liabilities and Stockholders' Equity	$1,008,582			$957,721

Net interest income		$17,004			$15,549

Interest rate spread			3.48%			3.37%
Net yield on interest-earning assets			3.62%			3.50%
Ratio of average interest-earning assets to average interest bearing liabilities			118.45%			113.26%

Cost of funds			0.77%			0.93%
Cost of deposits			0.60%			0.76%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$766	$355	$411	115.8%

The provision for loan losses increased $411,000 from the comparable period in 2013 to $766,000 for the six months ended June 30, 2014 and reflected an increase in net-charge-offs offset by a decrease in the specific allowance. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to other real estate owned, or the sale of non-performing and classified loans. Net charge-offs increased $286,000 from $568,000 for the six months ended June 30, 2013 to $854,000 for the six months ended June 30, 2014. During the second quarter of 2014, the Bank charged off $650,000 related to $3.4 million in commercial loans to one customer as a result of a sale of the loans to a third party. The sale of the loans decreased the Bank’s specific allowance and classified loans. See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$192	$319	$(127)	(39.8)%
Gain on sale of asset	7	11	(4)	(36.4)%
Net gains on sale of OREO	4	-	4	n/a
Net gains on sale of investment securities	24	-	24	n/a
Income from bank owned life insurance	303	308	(5)	(1.6)%
Service charges	1,076	1,103	(27)	(2.4)%
Gain on sale of loans held for sale	144	517	(373)	(72.1)%
Total Noninterest Income	$1,750	$2,258	$(508)	(22.5)%

The decrease in noninterest income was principally due to a reduction in gains on the sale of loans held for sale and a reduction in other fees and miscellaneous charges. Secondary market sales slowed during the third quarter of 2013 due to rising residential mortgage interest rates. In addition, the Company recognized a net gain of $24,000 on the sale of $5.2 million of investment securities during the first quarter of 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$8,021	$7,147	$874	12.2%
Occupancy expense	1,219	1,052	167	15.9%
Advertising	323	273	50	18.3%
Data processing expense	652	730	(78)	(10.7)%
Professional fees	518	462	56	12.1%
Depreciation of furniture, fixtures, and equipment	367	390	(23)	(5.9)%
Telephone communications	91	103	(12)	(11.7)%
Office supplies	154	109	45	41.3%
FDIC Insurance	338	574	(236)	(41.1)%
Valuation allowance on OREO	234	330	(96)	(29.1)%
Other	1,181	1,079	102	9.5%
Total Noninterest Expense	$13,098	$12,249	$849	6.9%

	Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$8,021	$7,147	$874	12.2%
OREO Valuation Allowance and Expenses	294	394	(100)	(25.4)%
Other Operating Expenses	4,783	4,708	75	1.6%
Total Noninterest Expense	$13,098	$12,249	$849	6.9%

For the six months ended June 30, 2014, noninterest expense increased 6.9% or $849,000 to $13.1 million from $12.2 million for the comparable period in 2013. The increase was primarily due to growth in employee compensation of $874,000 to $8.0 million as the Bank added employees in the first six months of 2014 to support its expansion in the Fredericksburg area of Virginia. In addition, during the second quarter of 2014, the Bank hired several loan officers and support employees to expand lending in the city of Annapolis, Maryland and the surrounding Anne Arundel County market. Other operating expenses were higher as a result of the Company’s entrance into new markets during the first six months of the year. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the six months ended June 30, 2014 were 69.84% and 2.60%, respectively, compared to 68.79% and 2.56%, respectively, for the six months ended June 30, 2013.

Income Tax Expense

For the six months ended June 30, 2014, the Company recorded income tax expense of $1.8 million compared to $1.9 million in the prior year. The Company’s effective tax rates for the six months ended June 30, 2014 and 2013 were 37.50% and 36.50%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

COMPARISION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Earnings Summary

Consolidated net income available to common shareholders for the three months ended June 30, 2014 decreased $251,000 to $1.3 million or $0.28 per common share (diluted) compared to $1.5 million or $0.51 per common share (diluted) for the three months ended June 30, 2013. The decrease in net income was due to an increased provision for loan losses of $363,000, decreased noninterest income of $214,000 and increased noninterest expense of $661,000 due largely to the Bank’s recently announced Fredericksburg branch opening and the hiring of personnel for the planned expansion into Annapolis. This was partially offset by increased net interest income of $838,000 and decreased income tax expense of $149,000.

The Company’s return on average assets was 0.53% for the three months ended June 30, 2014 compared to 0.66% for the three months ended June 30, 2013. The Company’s return on average common stockholders' equity was 5.53% compared to 9.92% for the same comparative period.

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

Net interest income increased $838,000 to $8.6 million for the three months ended June 30, 2014 compared to $7.7 million for the three months ended June 30, 2013. The net interest margin was 3.63% for the three months ended June 30, 2014, a 16 basis point increase from 3.47% for the three months ended June 30, 2013. The increase was largely the result of a decrease in the cost of funds and an increase in the average balance of loans. These increases were partially offset by a reduction in loan yields.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$9,685	$9,117	$568	6.2%
Taxable interest and dividends on investment securities	565	631	(66)	(10.5)%
Interest on deposits with banks	4	2	2	100.0%
Total Interest and Dividend Income	10,254	9,750	504	5.2%

Interest Expenses
Deposits	1,159	1,445	(286)	(19.8)%
Short-term borrowings	1	5	(4)	(80.0)%
Long-term debt	524	568	(44)	(7.7)%
Total Interest Expenses	1,684	2,018	(334)	(16.6)%

Net Interest Income (NII)	$8,570	$7,732	$838	10.8%

Interest and dividend income increased by $504,000 to $10.3 million for the three months ended June 30, 2014 compared to $9.8 million for the three months ended June 30, 2013. Interest and dividend income increased due to the growth in the average balance of loans and higher investment yields. These increases were partially offset by decreased interest and dividend income from lower loan yields and lower investment average balances. Interest and dividend income increased $996,000 due to growth of $83.3 million in the average balance of loans from $727.1 million to $810.4 million and $68,000 due to better investment yields. This increase was partially offset by a decrease of $427,000 in interest income from a reduction in loan yields. Average loan yields declined 24 basis points from 5.02% for the three months ended June 30, 2013 to 4.78% for the three months ended June 30, 2014. Interest and dividend income was further reduced $133,000 as average interest-earning investment balances decreased $31.1 million from $163.9 million for the three months ended June 30, 2013 to $132.8 million for the three months ended June 30, 2014.

Interest expense decreased $334,000 to $1.7 million for the three months ended June 30, 2014 compared to $2.0 million for the three months ended June 30, 2013 due primarily to a reduction in the average cost of funds on interest-bearing liabilities. The average cost of total interest-bearing liabilities decreased 18 basis points from 1.03% for the second quarter of 2013 to 0.85% for the second quarter of 2014. Interest expense decreased $347,000 due to a decrease in rates which was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.22% and 0.33%, respectively, for the three months ended June 30, 2013 to 1.00% and 0.26%, respectively, for the three months ended June 30, 2014. Deposit costs decreased 16 basis points from 0.74% to 0.58% for the comparable period. Additionally, the increase of noninterest bearing demand deposits of $13.1 million contributed to the decline in funding costs with average balances increasing from $83.8 million for the three months ended June 30, 2013 to $96.9 million for the three months ended June 30, 2014. The average rate paid on long-term debt and short-term borrowings decreased from 2.63% to 2.35% for the comparable period. Interest expense was also reduced $14,000 for interest-bearing deposits due primarily to a decline in average certificate of deposit balances of $9.5 million from $399.2 million for the three months ended June 30, 2013 to $389.7 million for the three months ended June 30, 2014. These reductions in interest expense were partially offset by a $27,000 increase in interest expense due to a $2.3 million increase in average debt balances from $87.0 million for the three months ended June 30, 2013 to $89.3 million for the three months ended June 30, 2014.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended June 30,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$40,141	0.10%	$37,535	0.10%
Interest-bearing demand and money market accounts	275,990	0.26%	261,270	0.33%
Certificates of deposit	389,726	1.00%	399,238	1.22%
Total interest-bearing deposits	705,857	0.66%	698,043	0.83%
Noninterest-bearing demand deposits	96,876		83,752
	$802,733	0.58%	$781,795	0.74%

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

	Three Months Ended June 30, 2014
	compared to Three Months Ended
	June 30, 2013
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$996	$(427)	$569
Investment securities, federal funds sold and interest bearing deposits	(133)	68	(65)
Total interest-earning assets	$863	$(359)	$504

Interest-bearing liabilities:
Savings	1	-	1
Interest-bearing demand and money market accounts	9	(47)	(38)
Certificates of deposit	(24)	(226)	(250)
Long-term debt	28	(69)	(41)
Short-term debt	(1)	(2)	(3)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(3)	(3)
Total interest-bearing liabilities	$13	$(347)	$(334)
Net change in net interest income	$850	$(12)	$838

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2014 and 2013, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$810,408	$9,685	4.78%	$727,059	$9,116	5.02%
Investment securities, federal funds sold and interest-bearing deposits	132,771	569	1.71%	163,874	634	1.55%
Total Interest-Earning Assets	943,179	10,254	4.35%	890,933	9,750	4.38%
Cash and cash equivalents	11,060			10,339
Other assets	59,104			57,179
Total Assets	$1,013,343			$958,451

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$40,141	$10	0.10%	$37,535	$9	0.10%
Interest-bearing demand and money market accounts	275,990	178	0.26%	261,270	216	0.33%
Certificates of deposit	389,726	971	1.00%	399,238	1,221	1.22%
Long-term debt	75,272	449	2.39%	70,506	490	2.78%
Short-term debt	1,991	1	0.20%	4,451	4	0.36%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	75	2.50%	12,000	78	2.60%

Total Interest-Bearing Liabilities	795,120	1,684	0.85%	785,000	2,018	1.03%

Noninterest-bearing demand deposits	96,876			83,752
Other liabilities	8,363			7,786
Stockholders' equity	112,984			81,913
Total Liabilities and Stockholders' Equity	$1,013,343			$958,451

Net interest income		$8,570			$7,732

Interest rate spread			3.50%			3.35%
Net yield on interest-earning assets			3.63%			3.47%
Ratio of average interest-earning assets to average interest bearing liabilities			118.62%			113.49%

Cost of funds			0.76%			0.93%
Cost of deposits			0.58%			0.74%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$563	$200	$363	181.5%

The provision for loan losses increased $363,000 from the comparable period in 2013 to $563,000 for the three months ended June 30, 2014 and reflected an increase in net-charge-offs offset by a decrease in the specific allowance. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to other real estate owned, or the sale of non-performing and classified loans. Net charge-offs increased $193,000 from $517,000 for the three months ended June 30, 2013 to $710,000 for the three months ended June 30, 2014. During the second quarter of 2014, the Bank charged off $650,000 related to $3.4 million in commercial loans to one customer as a result of a sale of the loans to a third party. The sale of the loans decreased the Bank’s specific allowance and classified loans. See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$92	$131	$(39)	(29.8)%
Gain on sale of asset	7	11	(4)	(36.4)%
Net gains on sale of OREO	4	-	4	n/a
Income from bank owned life insurance	152	157	(5)	(3.2)%
Service charges	524	632	(108)	(17.1)%
Gain on sale of loans held for sale	76	138	(62)	(44.9)%
Total Noninterest Income	$855	$1,069	$(214)	(20.0)%

Noninterest income totaled $855,000 for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. The decrease of $214,000 was principally due to a reduction in service charges and gains on loans originated for sale in the secondary market.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,992	$3,590	$402	11.2%
Occupancy expense	654	569	85	14.9%
Advertising	201	169	32	18.9%
Data processing expense	381	366	15	4.1%
Professional fees	288	265	23	8.7%
Depreciation of furniture, fixtures, and equipment	182	198	(16)	(8.1)%
Telephone communications	41	54	(13)	(24.1)%
Office supplies	74	46	28	60.9%
FDIC Insurance	199	273	(74)	(27.1)%
Valuation allowance on OREO	152	19	133	700.0%
Other	603	557	46	8.3%
Total Noninterest Expense	$6,767	$6,106	$661	10.8%

	Three Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$3,992	$3,590	$402	11.2%
OREO Valuation Allowance and Expenses	165	43	122	283.7%
Other Operating Expenses	2,610	2,473	137	5.5%
Total Noninterest Expense	$6,767	$6,106	$661	10.8%

For the three months ended June 30, 2014, noninterest expense increased 10.8% or $661,000 to $6.8 million from $6.1 million for the comparable period in 2013. The increase was primarily due to growth in employee compensation of $402,000 to $4.0 million as the Bank added employees to support its expansion in the Fredericksburg area of Virginia to prepare for the opening of its Central Park Branch in July 2014. In addition, during the second quarter of 2014, the Bank hired several loan officers and support employees to expand lending in the city of Annapolis, Maryland and the surrounding Anne Arundel County market. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the three months ended June 30, 2014 were 71.80% and 2.67%, respectively, compared to 69.38% and 2.55%, respectively, for the three months ended June 30, 2013. Expenses were higher as a result of the Company’s entrance into new markets and an increase in OREO expenses, of which $152,000 of second quarter 2014 expenses related to an increase in the valuation allowance to adjust OREO properties to current appraised values less the cost to sell.

Income Tax Expense

For the three months ended June 30, 2014, the Company recorded income tax expense of $760,000 compared to $909,000 in the prior year. The Company’s effective tax rates for the three months ended June 30, 2014 and 2013 were 36.28% and 36.43%, respectively.

COMPARISION OF FINANCIAL CONDITON AT JUNE 30, 2014 AND DECEMBER 31, 2013

Assets

Total assets at June 30, 2014 of $1.03 billion increased $10.9 million compared to total assets of $1.02 billion at December 31, 2013. The increase in total assets was primarily attributable to net loan growth partially offset by declines in cash and securities. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	June 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$10,924	$11,408	$(484)	(4.2)%
Federal funds sold	60	8,275	(8,215)	(99.3)%
Interest-bearing deposits with banks	434	4,836	(4,402)	(91.0)%
Securities available for sale (AFS), at fair value	41,905	48,247	(6,342)	(13.1)%
Securities held to maturity (HTM), at amortized cost	77,547	86,401	(8,854)	(10.2)%
FHLB and FRB stock - at cost	6,661	5,593	1,068	19.1%
Loans held for sale	971	-	971	n/a
Loans receivable - net of ALLL of $8,050 and $8,138	837,127	799,130	37,997	4.8%
Premises and equipment, net	19,745	19,543	202	1.0%
Other real estate owned (OREO)	6,553	6,797	(244)	(3.6)%
Accrued interest receivable	2,931	2,974	(43)	(1.4)%
Investment in bank owned life insurance	19,653	19,350	303	1.6%
Other assets	10,196	11,270	(1,074)	(9.5)%
Total Assets	$1,034,707	$1,023,824	$10,883	1.1%

The differences in allocations between the cash and investment categories reflect operational needs. The AFS and HTM securities portfolio decreased $15.2 million during the first six months of 2014 due to principal repayments and the sale of $5.2 million in securities recognizing a gain of $24,000. During the first quarter of 2014, the Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. There were no sales of AFS and HTM securities during the three months ended June 30, 2014 or the six months ended June 30, 2013.

Net loans increased $38.0 from $799.1 million at December 31, 2013 to $837.1 million at June 30, 2014, due primarily to increases in loans for commercial real estate partially offset by decreases in commercial loans. The following is a breakdown of the Company’s loan portfolio at June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014%		December 31, 2013%

Commercial real estate	$531,919	62.86%	$476,648	58.97%
Residential first mortgages	156,833	18.53%	159,147	19.69%
Construction and land development	32,086	3.79%	32,001	3.96%
Home equity and second mortgages	21,225	2.51%	21,692	2.68%
Commercial loans	77,583	9.17%	94,176	11.65%
Consumer loans	736	0.09%	838	0.10%
Commercial equipment	25,876	3.06%	23,738	2.94%
	846,258	100.00%	808,240	100.00%
Less:
Deferred loan fees	1,081	0.13%	972	0.12%
Allowance for loan loss	8,050	0.95%	8,138	1.01%
	9,131		9,110
	$837,127		$799,130

Asset Quality and the Allowance for Loan Losses

The Allowance for Loan Losses

The allowance for loan losses decreased from 1.01% of gross loans at December 31, 2013 to 0.95% of gross loans at June 30, 2014 due to changes to general allowance factors that reflect changes in historical loss, delinquency rates, general economic conditions and a reduction in specific reserves on impaired loans. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Bank’s charge-off history has improved. The increase in the general allowance was partially offset by the decrease in specific reserves on impaired loans.

Specific reserves at June 30, 2014 were reduced $850,000 to $859,000 from March 31, 2014 specific reserves of $1.4 million due primarily to the sale of $3.4 million of commercial loans to a third party of one customer relationship. The Bank charged-off $650,000 during the second quarter of 2014 for this relationship. The sale of the loans decreased the Bank’s specific allowance and classified loans. The funds provided by the sale were redeployed into interest-earning assets.

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

The allowance for loan losses decreased $88,000 from December 31, 2013 to June 30, 2014. The decrease in the allowance reflects a decrease in specific reserves of $126,000 partially offset by an increase in the general allowance of $38,000. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at June 30, 2014 and December 31, 2013, respectively.

(dollar in thousands)	June 30, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans

General Allowance	$7,191	0.85%	$7,153	0.89%
Specific Allowance	859	0.10%	985	0.12%
Total Allowance	$8,050	0.95%	$8,138	1.01%

The provision for loan losses increased $411,000 from the comparable period in 2013 to $766,000 for the six months ended June 30, 2014 and reflected an increase in net-charge-offs offset by a decrease in the specific allowance. Net charge-offs increased $286,000 from $568,000 for the six months ended June 30, 2013 to $854,000 for the six months ended June 30, 2014. Although loan balances have grown in 2013 and 2014, the credit quality of our loan portfolio improved, with a slightly better economic climate, low levels of net charge-offs, and a trend of lower levels of classified loans. Non-performing loans have been resolved with workouts, charge-offs, transfers to OREO and sales of nonperforming and classified loans. Net charge-offs have fallen significantly over the last two years and have returned to pre-financial crisis levels.

Asset Quality

The following tables show selected asset quality ratios at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change

Total assets	$1,034,707	$1,023,824	$10,883	1.1%
Gross loans	846,258	808,240	38,018	4.7%
Allowance for loan loss (ALLL)	8,050	8,138	(88)	(1.1)%
Foreclosed real estate (OREO)	6,553	6,797	(244)	(3.6)%
Past due loans (PDLs) 31-89 days	5,892	8,060	(2,168)	(26.9)%
Nonperforming loans >= 90 days Delinquent (NPLs)	11,886	11,170	716	6.4%
Non-accrual only loans(A)	-	4,281	(4,281)	(100.0)%
Non-accrual loans (NPLs + Non-accrual only loans)	11,886	15,451	(3,565)	(23.1)%
Troubled debt restructures (TDRs)(C)	3,175	4,693	(1,518)	(32.3)%
Allowance for loan losses (ALLL) to total loans	0.95%	1.01%
Past due loans to total loans	0.70%	1.00%
Nonperforming loans to total loans	1.40%	1.38%
Loan delinquency (PDLs + NPLs) to total loans	2.10%	2.38%
Non-accrual loans to total loans	1.40%	1.91%
Non-accrual loans and TDRs to total loans (B)	1.78%	2.45%
Allowance to nonperforming loans	67.73%	72.86%
Non-accrual loans and OREO to total assets	1.78%	2.17%
Non-accrual loans, OREO and TDRs to total assets (B)	2.09%	2.60%

(A) Non-accrual only loans are loans classified as non-accrual loans due to customer operating results or payment history. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(B) Ratio was adjusted at December 31, 2013 to remove $329,000 for loans that were classified as both nonperforming and troubled debt restructures.

(C) The Bank has one TDR customer relationship of $4.03 million dollars with terms that defer the payment of principal and interest for a period of time. These loans are classified as non-accrual loans for financial reporting purposes. If the loans return to performing status after the forbearance period, they will be reported as TDR loans.

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.6 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $11.9 million or 1.40% of total loans at June 30, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans. There were no non-accrual only loans at June 30, 2014. At December 31, 2013 non-accrual only loans were $4.2 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate.

Loan delinquency decreased $1.4 million from $19.2 million or 2.38% of loans at December 31, 2013 to $17.8 million or 2.10% of loans at June 30, 2014. Nonperforming loans (loans 90 days or greater delinquent) increased $716,000 from December 31, 2013 to $11.9 million at June 30, 2014. Nonperforming loans as a percentage of total loans increased to 1.40% at June 30, 2014 compared to 1.38% at December 31, 2013. The Bank had 29 nonperforming loans at June 30, 2014 compared to 28 nonperforming loans at December 31, 2013. Nonperforming loans at June 30, 2014 included $9.3 million or 78% of nonperforming loans attributed to 13 loans representing four customer relationships, of which $4.0 million represented a stalled residential development project. The Bank has deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At June 30, 2014, the stalled development project loans are considered both TDR loans and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. If the loans return to performing status after the forbearance period, they will be reported as TDR loans. Loans 31-89 days delinquent decreased $2.2 million from $8.1 million or 1.00% of total loans at December 31, 2013 to $5.9 million or 0.70% of total loans at June 30, 2014. The Bank had 31 past due loans at December 31, 2013 compared to 27 past due loans at June 30, 2014. Management believes the 31-89 day past due delinquency rate of 0.70% is a leading indicator of the health of the loan portfolio.

At June 30, 2014, the Bank had eight accruing TDRs totaling $3.2 million compared to 13 TDRs totaling $4.7 million as of December 31, 2013. At June 30, 2014, all TDRs were performing according to the terms of their agreements. At December 31, 2013, one TDR of $329,000 was over 90 days past due. The Bank had specific reserves of $197,000 on four TDRs totaling $2.4 million at June 30, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. The Bank added three TDRs totaling $968,000 during the six months ended June 30, 2014. During the same period, there were eight TDRs totaling $2.4 million that were no longer reported as TDRs due to the payment of principal and interest at market rates for greater than six months.

The OREO balance was $6.6 million at June 30, 2014, a decrease of $244,000 compared to $6.8 million at December 31, 2013. This decrease consisted of valuation allowances of $234,000 to adjust properties to current appraised values and $1.1 million in disposals, partially offset by additions of $1.1 million. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2014, 98%, or $111.9 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 98% or $126.6 million at December 31, 2013. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended June 30, 2014 and the year ended December 31, 2013. Classified securities decreased $439,000 from $2.4 million at December 31, 2013 to $2.0 million at June 30, 2014.

Overall asset quality ratios have improved since December 31, 2013 with non-accrual loans and OREO to total assets and non-accrual loans, OREO and TDRs to total assets improving 39 and 51 basis points, respectively, from 2.17% and 2.60%, respectively, at December 31, 2013 to 1.78% and 2.09%, respectively, at June 30, 2014.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down from a high point of $81.9 million at September 30, 2011. Classified assets have decreased $4.8 million or 8.4% from $56.9 million at December 31, 2013 to $52.1 million at June 30, 2014. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2014 and December 31, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of June 30, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$43,367	$47,645	$48,676	$68,515
Doubtful	174	-	-	-
Loss	-	-	-	37
Total classified loans	43,541	47,645	48,676	68,552
Special mention loans	7,809	9,246	6,092	-
Total classified and special mention loans	$51,350	$56,891	$54,768	$68,552

Classified loans	43,541	47,645	48,676	68,552
Classified securities	2,000	2,438	3,028	6,057
Other real estate owned	6,553	6,797	6,891	5,029
Total classified assets	$52,094	$56,880	$58,595	$79,638

Gross unrealized losses on HTM and AFS were $2.3 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2014 for HTM securities were $1.0 million or 3.2% of the book value of $32.7 million. Gross unrealized losses at December 31, 2013 for HTM securities were $1.3 million or 2.8% of the book value of $47.3 million. Gross unrealized losses at June 30, 2014 for AFS securities were $1.3 million or 3.6% of the book value of $35.5 million. Gross unrealized losses at December 31, 2013 for AFS securities were $1.5 million or 3.9% of the book value of $38.5 million. Unrealized losses increased during the second half of 2013 as a result of increases in long-term interest rates and not the result of a deterioration in credit risk. The Bank holds 95% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	June 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$112,648	$103,882	$8,766	8.4%
Interest-bearing deposits	705,896	717,413	(11,517)	(1.6)%
Total deposits	818,544	821,295	(2,751)	(0.3)%
Short-term borrowings	7,000	-	7,000	n/a
Long-term debt	74,699	70,476	4,223	6.0%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Accrued expenses and other liabilities	9,238	9,323	(85)	(0.9)%
Total Liabilities	$921,481	$913,094	$8,387	0.9%

Deposits and Borrowings

Total deposits decreased by 0.3% or $2.8 million, to $818.5 million at June 30, 2014 compared to $821.3 million at December 31, 2013. During 2012 and 2013, the Bank increased transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 52.7% of total deposits at June 30, 2014. Details of the Company’s deposit portfolio at June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$113,113	13.82%	$103,882	12.65%
Interest-bearing:
Demand	69,700	8.52%	86,954	10.59%
Money market deposits	208,649	25.49%	204,032	24.84%
Savings	39,960	4.88%	39,116	4.76%
Certificates of deposit	387,122	47.29%	387,311	47.16%
Total interest-bearing	705,431	86.18%	717,413	87.35%

Total Deposits	$818,544	100.00%	$821,295	100.00%

Transaction accounts	$431,422	52.71%	$433,984	52.84%

The Bank opened its first Fredericksburg, Virginia branch in Central Park on July 15, 2014 and intends to open a second branch in downtown historic Fredericksburg during 2015.

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at June 30, 2014 and December 31, 2013 were $41.2 million and $27.0 million, respectively. Reciprocal brokered deposits at June 30, 2014 and December 31, 2013 were $28.9 million and $29.4 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers. The Bank uses the Promontory Network for reciprocal brokered deposits to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”). Long-term debt increased $4.2 million from $70.5 million at December 31, 2013 to $74.7 million at June 30, 2014. During the first quarter of 2014, the Company added $5.0 million in Federal Home Loan Bank advances at 0.52% for two years. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	June 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change

Preferred Stock at par of $1,000	$20,000	$20,000	$-	0.0%
Common Stock at par of $0.01	47	46	1	2.2%
Additional paid in capital	46,193	45,881	312	0.7%
Retained earnings	48,544	46,523	2,021	4.3%
Accumulated other comprehensive loss	(895)	(1,057)	162	(15.3)%
Unearned ESOP shares	(663)	(663)	-	0.0%
Total Stockholders' Equity	$113,226	$110,730	$2,496	2.3%

During the six months ended June 30, 2014, stockholders’ equity increased $2.5 million to $113.2 million. The increase in stockholders’ equity was due to net income of $3.0 million, net stock related activities related to stock-based compensation and the exercise of options of $312,000 and a current year decrease in accumulated other comprehensive loss of $162,000. These increases to capital were partially offset by quarterly common dividends paid of $935,000 and quarterly preferred stock dividends of $100,000. Increases in common stockholders' equity to $93.2 million at June 30, 2014 have resulted in a book value of $19.89 per common share. The Company remains well-capitalized at June 30, 2014 with a Tier 1 capital to average assets ratio of 12.43%.

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

Cash and cash equivalents as of June 30, 2014 totaled $11.4 million, a decrease of $13.1 million, or 53.4%, from the December 31, 2013 total of $24.5 million. The decrease in cash was primarily due to an excess of loan originations over principal collected of $39.9 million and a small decrease in deposits of $2.8 million. These decreases to cash were partially offset by increases in total borrowings of $11.2 million, net proceeds from maturing principal and proceeds from the sale of investment securities of $16.1 million, and net income of $3.1 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the six months ended June 30, 2014, all financing activities provided $7.5 million in cash compared to $3.3 million in cash used for the same period in 2013. The Bank provided $10.8 million more cash for financing activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a reduction in the decrease in deposits from $35.5 million for the six months ended June 30, 2013 to $2.8 million for the six months ended June 30, 2014. The Company did not have any stock repurchases in the first six months of 2014 compared to $298,000 in repurchases in the comparable period of 2013. This increase in the amount of cash provided was partially offset by a reduction in net borrowings of $21.8 million and increased common stock dividends of $326,000 due to more outstanding shares in 2014 compared to 2013.

During the six months ended June 30, 2014, all investing activities used $25.4 million in cash compared to $4.4 million in cash provided for the same period in 2013. The primary reason for the reduction in cash of $29.8 million was an increase in loan volume in the first six months of 2014 compared to the first six months of 2013. Cash was used to fund additional loans as loans originated or acquired increased $25.1 million from $112.2 million for the six months ended June 30, 2013 to $137.2 million for the six months ended June 30, 2014. Additionally, a decrease of $16.4 million in cash resulted from a reduction in the amount of principal collected on loans from $113.7 million for the six months ended June 30, 2013 to $97.3 million for the six months ended June 30, 2014. Cash used also increased $691,000 due to premise and equipment purchases. These decreases to cash were partially offset by an increase to cash for securities transactions as the Company used maturing principal and sales proceeds during 2014 to fund loans and operating needs. Net proceeds from securities transactions increased to $14.2 million for the six months ended June 30, 2014 compared to $3.1 million for the six months ended June 30, 2013.

Operating activities provided cash of $4.7 million for the six months ended June 30, 2014 compared to $3.1 million of cash provided for the same period of 2013. Cash increased by $1.6 million primarily due to a decrease in deferred tax assets, a reduction in the decrease of accrued expenses and other liabilities, a decrease in other assets and an increase in the provision for loan losses for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. These increases in cash were partially offset by a reduction in net proceeds from the sale of loans held for sale during the first six months of 2014 compared to the same period in 2013.

ITEM 3. Quantitative and qualitative Disclosure about Market Risk

Not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of June 30, 2014, 66,046 shares were available to be repurchased under the repurchase program. There were no repurchases during the three months ended June 30, 2014.

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 4, 2014		By: /s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 4, 2014	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

