Form 10-Q
period 2014-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2014-11-07
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of October 30, 2014, the registrant had 4,688,579 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)

Assets
Cash and due from banks	$10,631	$11,408
Federal funds sold	2,110	8,275
Interest-bearing deposits with banks	326	4,836
Securities available for sale (AFS), at fair value	43,378	48,247
Securities held to maturity (HTM), at amortized cost	76,851	86,401
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,435	5,593
Loans receivable - net of allowance for loan losses of $8,273 and $8,138	836,980	799,130
Premises and equipment, net	20,383	19,543
Other real estate owned (OREO)	6,334	6,797
Accrued interest receivable	3,051	2,974
Investment in bank owned life insurance	26,813	19,350
Other assets	9,189	11,270
Total Assets	$1,042,481	$1,023,824

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$101,233	$103,882
Interest-bearing deposits	728,587	717,413
Total deposits	829,820	821,295
Short-term borrowings	2,000	-
Long-term debt	74,686	70,476
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Accrued expenses and other liabilities	9,210	9,323
Total Liabilities	927,716	913,094

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,688,152 and 4,647,407 shares, respectively	47	46
Additional paid in capital	46,215	45,881
Retained earnings	49,909	46,523
Accumulated other comprehensive loss	(743)	(1,057)
Unearned ESOP shares	(663)	(663)
Total Stockholders' Equity	114,765	110,730
Total Liabilities and Stockholders' Equity	$1,042,481	$1,023,824

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts )	2014	2013	2014	2013
Interest and Dividend Income
Loans, including fees	$10,114	$9,340	$29,382	$27,704
Taxable interest and dividends on investment securities	550	632	1,705	1,853
Interest on deposits with banks	3	3	9	8
Total Interest and Dividend Income	10,667	9,975	31,096	29,565

Interest Expense
Deposits	1,135	1,336	3,502	4,332
Short-term borrowings	3	4	10	13
Long-term debt	525	533	1,576	1,569
Total Interest Expense	1,663	1,873	5,088	5,914

Net Interest Income	9,004	8,102	26,008	23,651
Provision for loan losses	385	285	1,151	640
Net Interest Income After Provision For Loan Losses	8,619	7,817	24,857	23,011

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	143	56	335	375
Gain on sale of asset	-	-	7	11
Net gains on sale of OREO	56	215	60	215
Net gains on sale of investment securities	-	-	24	-
Income from bank owned life insurance	160	157	463	465
Service charges	555	661	1,631	1,764
Gain on sale of loans held for sale	204	30	348	547
Total Noninterest Income	1,118	1,119	2,868	3,377

Noninterest Expense
Salary and employee benefits	3,939	3,737	11,960	10,884
Occupancy expense	568	505	1,787	1,557
Advertising	157	118	480	391
Data processing expense	475	237	1,127	967
Professional fees	249	293	767	755
Depreciation of furniture, fixtures, and equipment	181	191	548	581
Telephone communications	41	46	132	149
Office supplies	12	42	166	151
FDIC Insurance	204	285	542	859
Valuation allowance on OREO	-	171	234	501
Other	659	621	1,840	1,700
Total Noninterest Expense	6,485	6,246	19,583	18,495

Income before income taxes	3,252	2,690	8,142	7,893
Income tax expense	1,363	987	3,197	2,886
Net Income	$1,889	$1,703	$4,945	$5,007
Preferred stock dividends	50	50	150	150
Net Income Available to Common Shareholders	$1,839	$1,653	$4,795	$4,857

Earnings Per Common Share
Basic	$0.40	$0.55	$1.03	$1.61
Diluted	$0.39	$0.55	$1.03	$1.60
Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Net Income	$1,889	$1,703	$4,945	$5,007
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $(23) and $(119); $64 and $(541), respectively	152	(231)	319	(1,050)
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $0 and $0; $(3) and $0, respectively	-	-	(5)	-
Comprehensive Income	$2,041	$1,472	$5,259	$3,957

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$4,945	$5,007
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,151	640
Depreciation and amortization	954	965
Loans originated for resale	(9,648)	(20,904)
Proceeds from sale of loans originated for sale	9,936	21,326
Gain on sale of loans held for sale	(348)	(547)
Net gains on the sale of OREO	(60)	(215)
Gains on sales of HTM investment securities	(16)	-
Gains on sales of AFS investment securities	(8)	-
Gain on sale of asset	(7)	(11)
Net amortization of premium/discount on investment securities	245	441
Increase in OREO valuation allowance	234	501
Increase in cash surrender of bank owned life insurance	(463)	(465)
Increase in deferred income tax benefit	(378)	(128)
(Increase) Decrease in accrued interest receivable	(77)	54
Stock based compensation	147	159
Increase in deferred loan fees	166	215
Decrease in accrued expenses and other liabilities	(113)	(455)
Decrease (Increase) in other assets	2,470	(75)
Net Cash Provided by Operating Activities	9,130	6,508

Cash Flows from Investing Activities
Purchase of AFS investment securities	(3,229)	(13,487)
Proceeds from redemption or principal payments of AFS investment securities	6,307	8,092
Purchase of HTM investment securities	(4,580)	(11,683)
Proceeds from maturities or principal payments of HTM investment securities	10,840	32,652
Net increase of FHLB and FRB stock	(843)	(117)
Purchase of bank owned life insurance policies	(7,000)	-
Loans originated or acquired	(188,276)	(182,200)
Principal collected on loans	147,577	168,063
Purchase of premises and equipment	(1,807)	(455)
Proceeds from sale of OREO	1,878	713
Proceeds from sale of HTM investment securities	3,179	-
Proceeds from sale of AFS investment securities	2,056	-
Proceeds from disposal of asset	20	11

Net Cash (Used in) Provided by Investing Activities	(33,878)	1,589

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$8,525	$(2,983)
Proceeds from long-term debt	5,000	10,000
Payments of long-term debt	(790)	(38)
Net increase in short term borrowings	2,000	1,640
Exercise of stock options	106	125
Dividends Paid	(1,545)	(1,064)
Net change in unearned ESOP shares	-	127
Repurchase of common stock	-	(303)
Net Cash Provided by Financing Activities	13,296	7,504
(Decrease) Increase in Cash and Cash Equivalents	$(11,452)	$15,601
Cash and Cash Equivalents - January 1	24,519	11,296
Cash and Cash Equivalents - September 30	$13,067	$26,897
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$5,066	$5,857
Income taxes	$2,659	$3,165

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$182	$249
Transfer from loans to OREO	$1,590	$1,390

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

General - The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited. The Bank conducts business through its main office in Waldorf, Maryland, and eleven branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company opened a branch in Fredericksburg, Virginia on July 15, 2014. The Company maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Bank opened its fifth LPO in Annapolis, Maryland in early October 2014.

Effective October 18, 2013, the Company changed its name from Tri-County Financial Corporation and the Bank changed its name from Community Bank of Tri-County. The new names reflect the Bank's recent expansion into the Northern Neck of Virginia. The name of the holding company changed to better align the parent company name with that of the Bank.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2014 presentation.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three and nine months ended September 30, 2014 and 2013. The Company’s comprehensive gain (loss) was solely related to securities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$129	$(23)	$152	$(350)	$(119)	$(231)
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$129	$(23)	$152	$(350)	$(119)	$(231)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$383	$64	$319	$(1,591)	$(541)	$(1,050)
Reclassification adjustments	(8)	(3)	(5)	-	-	-
Other comprehensive gain (loss)	$375	$61	$314	$(1,591)	$(541)	$(1,050)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(895)	$(680)	$(1,057)	$139
Other comprehensive gain (loss) before reclassifications	152	(231)	319	(1,050)
Amounts reclassified from accumulated other comprehensive income	-	-	(5)	-
Net other comprehensive gain (loss)	152	(231)	314	(1,050)
End of period	$(743)	$(911)	$(743)	$(911)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of September 30, 2014 and 2013, there were 87,435 and 101,549 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net Income	$1,889	$1,703	$4,945	$5,007
Less: dividends paid and accrued on preferred stock	(50)	(50)	(150)	(150)
Net income available to common shareholders	$1,839	$1,653	$4,795	$4,857

Average number of common shares outstanding	4,652,481	2,997,401	4,648,843	3,016,793
Effect of dilutive options	17,303	24,981	16,604	25,295
Average number of shares used to calculate diluted EPS	4,669,784	3,022,382	4,665,447	3,042,088

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

Stock-based compensation expense totaled $147,000 and $159,000 for the nine months ended September 30, 2014 and 2013, respectively, which consisted of the vesting of grants of restricted stock and restricted stock units. Stock-based compensation for the nine months ended September 30, 2013 included director compensation of $3,000 for stock granted in lieu of cash compensation.

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

The following tables below summarize outstanding and exercisable options at September 30, 2014 and December 31, 2013.

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(6,665)	15.89	34
Outstanding at September 30, 2014	152,852	$20.30	$317	0.2

Exercisable at September 30, 2014	152,852	$20.30	$317	0.2

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164
Exercised	(55,672)	13.16	310
Forfeited	(20,870)	20.27
Outstanding at December 31, 2013	159,517	$20.12	$347	1.0

Exercisable at December 31, 2013	159,517	$20.12	$347	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
September 30, 2014	Remaining Contractual Life	Exercise Price
65,417	1 years	$15.89
66,224	2 years	22.29
21,211	4 years	27.70
152,852		$20.30

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $317,000 and $347,000 at September 30, 2014 and December 31, 2013, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.73 and $20.71 per share at September 30, 2014 and December 31, 2013, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of September 30, 2014, unrecognized stock compensation expense was $657,000. The following tables summarize the unvested restricted stock awards and units outstanding at September 30, 2014 and December 31, 2013, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(18,153)	18.77	(2,105)	20.29

Nonvested at September 30, 2014	32,139	$20.98	2,105	$20.73

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2013	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	20.71
Vested	(20,393)	18.79	(3,106)	15.98

Nonvested at December 31, 2013	16,832	$17.86	4,210	$20.71

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

	Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2014	2013	2013
Balance at beginning of year	$6,797	$6,891	$6,891
Additions of underlying property	1,590	1,391	1,853
Disposals of underlying property	(1,819)	(722)	(1,346)
Valuation allowance	(234)	(501)	(601)
Balance at end of period	$6,334	$7,059	$6,797

During the nine months ended September 30, 2014 additions to OREO consisted of three residential properties totaling $631,000, three residential lots totaling $319,000 and a commercial building valued at $640,000. Additions were offset by disposals of three residential properties totaling $813,000, two residential lots totaling $180,000, a commercial building of $640,000 and a commercial lot of $186,000. During the nine months ended September 30, 2014, the Bank recognized $60,000 in net gains on the sale of OREO with net proceeds of $1.9 million.

During the nine months ended September 30, 2013 additions to OREO consisted of two residential properties totaling $699,000 and six residential lots totaling $692,000. Additions were offset by disposals of two residential properties totaling $532,000 and two residential lots totaling $190,000. During the nine months ended September 30, 2013, the Bank recognized $215,000 in net gains on the sale of OREO with net proceeds of $713,000 and net losses of $10,000 and the recognition of $225,000 of previously deferred gain from the sale of an OREO property that the Bank financed during 2011 that did not initially qualify for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition.

Valuation allowances further reduced OREO carrying values $234,000 and $501,000 to current appraised values for the nine months ended September 30, 2014 and 2013, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Valuation allowance	$-	$171	$234	$501
Operating expenses	37	41	98	105
	$37	$212	$332	$606

NOTE 10 – SECURITIES

	September 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$38	$6	$-	$44
Residential Collateralized Mortgage Obligations ("CMOs")	40,136	37	1,140	39,033
Corporate equity securities	37	3	-	40
Bond mutual funds	4,174	87	-	4,261
Total securities available for sale	$44,385	$133	$1,140	$43,378

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$20,171	$696	$92	$20,775
Residential CMOs	53,587	337	745	53,179
Asset-backed securities issued by Others:
Residential CMOs	2,343	143	109	2,377
Total debt securities held to maturity	76,101	1,176	946	76,331

U.S. government obligations	750	-	-	750
Total securities held to maturity	$76,851	$1,176	$946	$77,081

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$176	$17	$-	$193
Residential CMOs	45,299	63	1,479	43,883
Corporate equity securities	37	4	-	41
Bond mutual funds	4,108	22	-	4,130
Total securities available for sale	$49,620	$106	$1,479	$48,247

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$22,662	$625	$214	$23,073
Residential CMOs	59,869	265	943	59,191
Asset-backed securities issued by Others:
Residential CMOs	3,120	114	157	3,077
Total debt securities held to maturity	85,651	1,004	1,314	85,341

U.S. government obligations	750	-	-	750
Total securities held to maturity	$86,401	$1,004	$1,314	$86,091

At September 30, 2014, certain asset-backed securities with an amortized cost of $23.1 million were pledged to secure certain deposits. At September 30, 2014, asset-backed securities with an amortized cost of $2.3 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At September 30, 2014, 98% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by government sponsored entities (“GSEs”) had an average life of 3.96 years and an average duration of 3.66 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.07 years and an average duration of 3.82 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the nine months ended September 30, 2014 and 2013. During the year ended December 31, 2009, the Company recorded a charge of $148,000 related to other-than-temporary impairment on a single HTM CMO issue. At September 30, 2014, the CMO issue had a par value of $808,000, a market fair value of $581,000 and a carrying value of $441,000 and an average life of 6.77 years and an average duration of 4.36 years.

During the three months ended March 31, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. There were no sales of AFS and HTM securities during the second and third quarters of 2014 and the nine months ended September 30, 2013.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at September 30, 2014 were as follows:

September 30, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$7,325	$165	$24,031	$975	$31,356	$1,140

At September 30, 2014, the AFS investment portfolio had an estimated fair value of $43.4 million, of which $31.4 million or 72% of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.1 million or 2.7% of the portfolio amortized cost of $40.2 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 3.99 years and an average duration of 3.64 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2014 were as follows:

September 30, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$3,043	$33	$23,761	$804	$26,804	$837
Asset-backed securities issued by other	81	1	1,354	108	1,435	109
	$3,124	$34	$25,115	$912	$28,239	$946

At September 30, 2014, the HTM investment portfolio had an estimated fair value of $77.1 million, of which $28.2 million or 37%, of the securities had some unrealized losses from their amortized cost. Of these securities, $26.8 million or 95%, were asset-backed securities issued by GSEs and the remaining $1.4 million or 5%, were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $837,000 or 1.1% of the portfolio amortized cost of $73.8 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 3.95 years and an average duration of 3.65 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $109,000 or 4.7% of the portfolio amortized cost of $2.3 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.27 years and an average duration of 3.65 years.

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

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at September 30, 2014 and December 31, 2013 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

September 30, 2014		December 31, 2013
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$112,834	AAA	$126,607
BBB	441	BBB	584
BBB-	-	BBB-	98
BB	724	BB	813
B+	-	B+	66
CCC+	738	CCC+	1,092
CCC	441	CCC	467
Total	$115,178	Total	$129,727

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	September 30, 2014	December 31, 2013

Commercial real estate	$545,663	$476,648
Residential first mortgages	155,234	159,147
Construction and land development	33,986	32,001
Home equity and second mortgages	21,330	21,692
Commercial loans	63,681	94,176
Consumer loans	661	838
Commercial equipment	25,836	23,738
	846,391	808,240
Less:
Deferred loan fees	1,138	972
Allowance for loan loss	8,273	8,138
	9,411	9,110

	$836,980	$799,130

At September 30, 2014, the Bank’s allowance for loan losses totaled $8.3 million, or 0.98% of loan balances, as compared to $8.1 million, or 1.01% of loan balances, at December 31, 2013. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at September 30, 2014 and December 31, 2013. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $28.3 million or 3.3% of total gross loans of $846.4 million at September 30, 2014.

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

Non-accrual and Past Due Loans

 Non-accrual loans as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,580	16	$-	-	$4,580	16
Residential first mortgages	607	2	-	-	607	2
Construction and land development	3,634	2	-	-	3,634	2
Home equity and second mortgages	279	6	-	-	279	6
Commercial loans	1,587	6	-	-	1,587	6
Consumer loans	-	-	-	-	-	-
Commercial equipment	220	4	-	-	220	4
	$10,907	36	$-	-	$10,907	36

	December 31, 2013
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,235	10	$3,695	2	$7,930	12
Residential first mortgages	1,683	6	562	3	2,245	9
Construction and land development	2,968	1	-	-	2,968	1
Home equity and second mortgages	115	3	-	-	115	3
Commercial loans	1,935	6	-	-	1,935	6
Consumer loans	-	-	24	1	24	1
Commercial equipment	234	2	-	-	234	2
	$11,170	28	$4,281	6	$15,451	34

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $4.5 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $10.9 million or 1.29% of total loans at September 30, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans if the loans are not impaired or there is no impairment. There were no non-accrual only loans at September 30, 2014. At December 31, 2013 non-accrual only loans were $4.3 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consisted primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

Non-accrual loans at September 30, 2014 included $3.9 million for a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At September 30, 2014, the stalled development project loans are considered both troubled debt restructured (“TDRs”) loans and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. When the loans return to performing status after the forbearance period, they will be reported as TDR loans.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $4.9 million and $9.1 million at September 30, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at September 30, 2014 and December 31, 2013 was $329,000 and $304,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $6.0 million and $6.4 million at September 30, 2014 and December 31, 2013, respectively. Interest due but not recognized on these balances at September 30, 2014 and December 31, 2013 was $411,000 and $295,000, respectively.

An analysis of past due loans as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$536,652	$-	$4,431	$4,580	$9,011	$545,663
Residential first mortgages	154,199	-	428	607	1,035	155,234
Construction and land dev.	30,352	-	-	3,634	3,634	33,986
Home equity and second mtg.	20,344	323	384	279	986	21,330
Commercial loans	62,009	85	-	1,587	1,672	63,681
Consumer loans	661	-	-	-	-	661
Commercial equipment	25,597	19	-	220	239	25,836
Total	$829,814	$427	$5,243	$10,907	$16,577	$846,391

	December 31, 2013
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$469,182	$58	$3,173	$4,235	$7,466	$476,648
Residential first mortgages	157,043	8	413	1,683	2,104	159,147
Construction and land dev.	28,525	-	508	2,968	3,476	32,001
Home equity and second mtg.	21,183	121	273	115	509	21,692
Commercial loans	88,812	3,111	318	1,935	5,364	94,176
Consumer loans	830	8	-	-	8	838
Commercial equipment	23,435	26	43	234	303	23,738
Total	$789,010	$3,332	$4,728	$11,170	$19,230	$808,240

There were no loans greater than 90 days still accruing interest at September 30, 2014 and at December 31, 2013.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2014 and 2013 and at December 31, 2013 were as follows:

	September 30, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$22,946	$18,350	$4,568	$22,918	$372	$22,979	$327	$23,002	719
Residential first mortgages	3,130	2,614	516	3,130	75	3,069	40	3,130	108
Construction and land dev.	7,631	3,377	4,254	7,631	81	7,427	41	7,591	123
Home equity and second mtg.	548	475	73	548	59	556	5	485	8
Commercial loans	7,318	6,912	406	7,318	95	7,238	61	7,282	188
Consumer loans	-	-	-	-	-	-	-	-	-
Commercial equipment	542	357	166	523	89	526	7	536	16
Total	$42,115	$32,085	$9,983	$42,068	$771	$41,795	$481	$42,026	1,162

	December 31, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$18,342	$14,274	$3,899	$18,173	$372	$18,473	$770
Residential first mortgages	3,401	2,695	706	3,401	171	3,392	125
Construction and land dev.	5,666	1,489	4,177	5,666	55	5,386	252
Home equity and second mtg.	207	207	-	207	-	297	12
Commercial loans	10,218	9,297	921	10,218	304	10,600	432
Consumer loans	24	24	-	24	-	39	3
Commercial equipment	335	234	83	317	83	367	13
Total	$38,193	$28,220	$9,786	$38,006	$985	$38,554	$1,607

	September 30, 2013
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$20,026	$15,886	$3,971	$19,857	$559	$20,011	$208	$20,161	$631
Residential first mortgages	3,883	3,182	701	3,883	171	3,911	30	3,920	97
Construction and land dev.	5,350	5,350	-	5,350	-	5,363	77	5,312	224
Home equity and second mtg.	58	58	-	58	-	120	1	217	6
Commercial loans	11,055	10,334	721	11,055	292	11,028	67	10,968	292
Consumer loans	32	32	-	32	-	36	1	43	3
Commercial equipment	336	294	23	317	23	336	1	351	8
Total	$40,740	$35,136	$5,416	$40,552	$1,045	$40,805	$385	$40,972	$1,261

TDRs, included in the impaired loan schedules above, as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$2,095	3	$3,141	8
Residential first mortgages	912	3	1,485	4
Construction and land development	3,634	2	-	-
Commercial loans	227	2	-	-
Commercial equipment	155	2	67	1
Total TDRs	$7,023	12	$4,693	13
Less: TDRs included in non-accrual loans	(3,861)	(4)	-	-
Total accrual TDR loans	$3,162	8	$4,693	13

At September 30, 2014, non-accrual loans included $3.9 million for a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At September 30, 2014, the stalled development project loans are considered both TDR loans and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. When the loans return to performing status after the forbearance period, they will be reported as TDR loans.

At September 30, 2014, the Bank had eight accruing TDRs totaling $3.2 million compared to 13 accruing TDRs totaling $4.7 million as of December 31, 2013. At September 30, 2014, all TDRs were performing according to the terms of their restructured agreements. At December 31, 2013, one TDR of $329,000 was over 90 days past due. The Bank had specific reserves of $196,000 on four TDRs totaling $2.4 million at September 30, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. The Bank added three TDRs totaling $968,000 during the nine months ended September 30, 2014. During the same period, there were eight TDRs totaling $2.4 million that were no longer reported as TDRs due to the payment of principal and interest at market rates for greater than six consecutive months. TDR activity for the year ended December 31, 2013 included three additions to the number of TDRs totaling $204,000. There were no other TDR transactions for the year ended December 31, 2013. Interest income in the amount of $176,000 and $214,000 was recognized on TDR loans for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2014 and 2013, respectively, and for the year ended December 31, 2013 and loan receivable balances at September 30, 2014 and 2013, respectively, and at December 31, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2014
Allowance for loan losses:
Balance at July 1,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050
Charge-offs	-	-	-	-	(175)	(3)	-	(178)
Recoveries	1	1	-	10	1	1	2	16
Provisions	586	(12)	72	(1)	(226)	1	(35)	385
Balance at September 30,	$4,564	$1,079	$645	$292	$1,335	$3	$355	$8,273

At and For the Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(49)	(94)	-	-	(930)	(3)	-	(1,076)
Recoveries	9	1	-	10	4	11	25	60
Provisions	1,079	(229)	61	33	345	(15)	(123)	1,151
Balance at September 30,	$4,564	$1,079	$645	$292	$1,335	$3	$355	$8,273
Ending balance: individually evaluated for impairment	$372	$75	$81	$59	$95	$-	$89	$771
Ending balance: collectively evaluated for impairment	$4,192	$1,004	$564	$233	$1,240	$3	$266	$7,502
Loan receivables:
Ending balance	$545,663	$155,234	$33,986	$21,330	$63,681	$661	$25,836	$846,391
Ending balance: individually evaluated for impairment	$22,918	$3,130	$7,631	$548	$7,318	$-	$523	$42,068
Ending balance: collectively evaluated for impairment	$522,745	$152,104	$26,355	$20,782	$56,363	$661	$25,313	$804,323

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at July 1,	$3,358	$1,961	$601	$364	$1,519	$14	$217	$8,034
Charge-offs	(140)	(80)	-	-	(29)	(1)	-	(250)
Recoveries	-	-	-	-	-	-	10	10
Provisions	311	(178)	(132)	(46)	273	2	55	285
Balance at September 30,	$3,529	$1,703	$469	$318	$1,763	$15	$282	$8,079
At and For the Nine Months Ended September 30, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(139)	(36)	(111)	(434)	(10)	(22)	(892)
Recoveries	-	11	-	-	12	2	59	84
Provisions	(423)	748	(28)	149	237	4	(47)	640
Balance at September 30,	$3,529	$1,703	$469	$318	$1,763	$15	$282	$8,079
Ending balance: individually evaluated for impairment	$559	$171	$-	$-	$292	$-	$23	$1,045
Ending balance: collectively evaluated for impairment	$2,970	$1,532	$469	$318	$1,471	$15	$259	$7,034
Loan receivables:
Ending balance	$445,662	$161,862	$31,114	$21,712	$86,504	$902	$21,085	$768,841
Ending balance: individually evaluated for impairment	$19,857	$3,883	$5,350	$58	$11,055	$32	$317	$40,552
Ending balance: collectively evaluated for impairment	$425,805	$157,979	$25,764	$21,654	$75,449	$870	$20,768	$728,289

Credit Quality Indicators

Credit quality indicators as of September 30, 2014 and December 31, 2013 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Unrated	$71,910	$66,481	$2,787	$5,782
Pass	439,212	380,124	22,549	17,628
Special mention	9,080	7,084	-	-
Substandard	25,461	22,959	8,650	8,591
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$545,663	$476,648	$33,986	$32,001

	Commercial Loans		Commercial Equipment
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Unrated	$12,969	$12,873	$6,878	$6,137
Pass	43,309	67,354	18,543	17,516
Special mention	49	402	-	2
Substandard	7,354	13,547	415	83
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$63,681	$94,176	$25,836	$23,738

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Performing	$154,627	$157,464	$21,051	$21,577	$661	$838
Nonperforming	607	1,683	279	115	-	-
Total	$155,234	$159,147	$21,330	$21,692	$661	$838

Summary of Total Classified Loans

(dollars in thousands)	9/30/2014	12/31/2013
By Internally Assigned Grade	$41,880	$45,181
By Payment Activity	2,344	2,464
Total Classified	$44,224	$47,645

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2014 and December 31, 2013, the Bank was well-capitalized under the regulatory framework for prompt corrective action (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following tables.

	At September 30, 2014
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$135,825	15.45%	$70,351	8.00%
The Bank	$135,174	15.40%	$70,220	8.00%	$87,775	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$127,507	14.50%	$35,176	4.00%
The Bank	$126,856	14.45%	$35,110	4.00%	$52,665	6.00%

Tier 1 Capital (to average assets)
The Company	$127,507	12.28%	$41,523	4.00%
The Bank	$126,856	12.24%	$41,459	4.00%	$51,824	5.00%

	At December 31, 2013
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$131,936	15.62%	$67,561	8.00%
The Bank	$131,216	15.57%	$67,433	8.00%	$84,292	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$123,787	14.66%	$33,781	4.00%
The Bank	$123,067	14.60%	$33,717	4.00%	$50,575	6.00%

Tier 1 Capital (to average assets)
The Company	$123,787	12.50%	$39,597	4.00%
The Bank	$123,067	12.45%	$39,537	4.00%	$49,422	5.00%

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned

OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$39,033	$-	$39,033	$-
MBS	44	-	44	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,261	-	4,261	-
Total available for sale securities	$43,378	$-	$43,378	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$43,883	$-	$43,883	$-
MBS	193	-	193	-
Corporate equity securities	41	-	41	-
Bond mutual funds	4,130	-	4,130	-
Total available for sale securities	$48,247	$-	$48,247	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the tables below.

(dollars in thousands)	September 30, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,196	$-	$4,196	$-
Residential first mortgages	441	-	441	-
Construction and land development	4,173	-	4,173	-
Home equity and second mtg.	14	-	14	-
Commercial loans	311	-	311	-
Commercial equipment	77	-	77	-
Total loans with impairment	$9,212	$-	$9,212	$-
Other real estate owned	$6,334	$-	$6,334	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,527	$-	$3,527	$-
Residential first mortgage	535	-	535	-
Construction and land development	4,122	-	4,122	-
Commercial loans	617	-	617	-
Total loans with impairment	$8,801	$-	$8,801	$-
Other real estate owned	$6,797	$-	$6,797	$-

Loans with impairment have unpaid principal balances of $10.0 million and $9.8 million at September 30, 2014 and December 31, 2013, respectively, and include impaired loans with a specific allowance.

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

September 30, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$43,378	$43,378	$-	$43,378	$-
Investment securities - HTM	76,851	77,081	-	77,081	-
FHLB and FRB Stock	6,435	6,435	-	6,435	-
Loans	836,980	832,368	-	832,368	-
Liabilities
Savings, NOW and money market accounts	$434,010	$434,010	$-	$434,010	$-
Time deposits	395,810	396,562	-	396,562	-
Long-term debt	74,686	75,987	-	75,987	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

December 31, 2013			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$48,247	$48,247	$-	$48,247	$-
Investment securities - HTM	86,401	86,091	750	85,341	-
FHLB and FRB Stock	5,593	5,593	-	5,593	-
Loans	799,130	793,449	-	793,449	-
Liabilities
Savings, NOW and money market accounts	$433,984	$433,984	$-	$433,984	$-
Time deposits	387,311	389,705	-	389,705	-
Long-term debt	70,476	71,960	-	71,960	-
TRUPs	12,000	2,400	-	2,400	-

At September 30, 2014, the Company had outstanding loan commitments and standby letters of credit of $20.9 million and $19.8 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-11 - Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement from the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Company on January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company opened a branch in Fredericksburg, Virginia on July 15, 2014. The Company plans to open a second full-service branch in downtown Fredericksburg in the next 12 to 15 months In addition, the Company maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

The Bank opened a commercial loan production office (“LPO”) in Fredericksburg, Virginia during August 2013 and a branch in July 2014. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. During the second quarter of 2014, we continued to execute the Bank’s growth strategy and added seasoned lenders and support staff to expand into the city of Annapolis and surrounding Anne Arundel County. We opened the Annapolis LPO in October 2014. We are optimistic that our returns on these investments will continue to increase shareholder value during 2014.

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

The Bank has sought to increase assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its commercial business generation efforts on targeting small and medium sized businesses with revenues between $5.0 million and $35.0 million. The Bank’s marketing is also directed towards increasing its balances of transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

During the fourth quarter of 2013, the Company began to leverage the $27.4 million in additional capital from the October 2013 capital raise to increase interest-earning assets. The Bank successfully grew its loan portfolio $39.3 million from $768.9 million at September 30, 2013 to $808.2 million at December 31, 2013. The positive loan growth trend continued during the first nine months of 2014 as the Bank increased its loan portfolio $38.2 million to $846.4 million by the end of September 2014. Average net loan balances increased $67.3 million to $832.7 million for the third quarter of 2014 from $765.4 million for the fourth quarter of 2013.

Economy

The U.S. economy has grown slowly throughout 2013 and 2014. Locally, real estate values have stabilized and housing prices began to recover during 2012 and 2013. However, uncertainty for small and medium size businesses has lessened the demand for lending. The impact of slower economic growth on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget have hampered economic expansion. The Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2013 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Data

	(Unaudited)
(dollars in thousands, except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2014	2013	2014	2013
CONDENSED INCOME STATEMENT
Interest and Dividend Income	$10,667	$9,975	$31,096	$29,565
Interest Expense	1,663	1,873	5,088	5,914
Net Interest Income	9,004	8,102	26,008	23,651
Provision for Loan Loss	385	285	1,151	640
Noninterest Income	1,118	1,119	2,868	3,377
Noninterest Expense	6,485	6,246	19,583	18,495
Income Before Income Taxes	3,252	2,690	8,142	7,893
Income Tax Expense	1,363	987	3,197	2,886
Net Income (NI)	1,889	1,703	4,945	5,007
Preferred Stock Dividends	50	50	150	150
NI Available to Common Shareholders	$1,839	$1,653	$4,795	$4,857
Comprehensive Income	$2,041	$1,472	$5,259	$3,957

KEY OPERATING RATIOS
Return on average assets	0.73%	0.70%	0.65%	0.69%
Return on average common equity	7.78	10.63	6.85	10.52
Return on average total equity	6.59	8.29	5.82	8.19
Average total equity to average total assets	11.04	8.45	11.12	8.47
Interest rate spread	3.61	3.48	3.52	3.41
Net interest margin	3.74	3.60	3.66	3.53
Cost of funds	0.73	0.85	0.76	0.90
Cost of deposits	0.55	0.67	0.58	0.73
Efficiency ratio	64.07	67.74	67.82	68.43
Non-interest expense to average assets	2.50	2.57	2.56	2.56
Avg. int-earning assets to avg. int-bearing liabilities	118.91	114.39	118.61	113.64
Net charge-offs to average loans	0.08	0.13	0.17	0.15
PER COMMON SHARE DATA
Basic net income	$0.40	$0.55	$1.03	$1.61
Diluted net income	0.39	0.55	1.03	1.60
Cash dividends paid	0.10	0.10	0.30	0.30
Weighted average common shares outstanding:
Basic	4,652,481	2,997,401	4,648,843	3,016,793
Diluted	4,669,784	3,022,382	4,665,447	3,042,088

Selected Financial Data (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2014	December 31, 2013
COMMON SHARE DATA
Book value per common share	$20.21	$19.52
Common shares outstanding at end of period	4,688,152	4,647,407
OTHER DATA
Number of:
Full-time equivalent employees	172	165
Branches	12	11
Loan Production Offices	5	4
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	12.28%	12.50%
Tier 1 capital to risk-weighted assets	14.50	14.66
Total risk-based capital to risk-weighted assets	15.45	15.62
ASSET QUALITY
Gross loans	$846,391	$808,240
Allowance for loan losses	8,273	8,138
Past due loans (PDLs) (31 to 89 days)	5,670	8,060
Nonperforming loans (NPLs) (>=90 days)	10,907	11,170
Non-accrual loans (NPLs+non-accrual only loans) (a)	10,907	15,450
Troubled debt restructures (TDRs) (b)	3,162	4,693
Other real estate owned (OREO)	6,334	6,797

ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.98%	1.01%
Allowance for loan losses to nonperforming loans	75.85	72.86
Past due loans (PDLs) to total loans	0.67	1.00
Nonperforming loans (NPLs) to total loans	1.29	1.38
Loan delinquency (PDLs + NPLs) to total loans	1.96	2.38
Non-accrual loans to total loans	1.29	1.91
Non-accrual loans and TDRs to total loans	1.66	2.45
Non-accrual loans and OREO to total assets	1.65	2.17
Non-accrual loans, OREO and TDRs to total assets	1.96	2.60

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment. At December 31, 2013, non-accrual loans included $4.3 million of current loans. These non-accrual loans represented six loans of one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

(b) The Bank has one TDR customer relationship of $3.9 million with terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy.

COMPARISION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Earnings Summary

Consolidated net income available to common shareholders for the nine months ended September 30, 2014 decreased $62,000, or 1.3%, to $4.8 million or $1.03 per common share (diluted) compared to $4.9 million or $1.60 per common share (diluted) for the nine months ended September 30, 2013. The decrease in net income available to common shareholders was attributable to an increased provision for loan losses of $511,000, decreased noninterest income of $509,000 and increased noninterest expense of $1.1 million and income tax expense of $311,000 partially offset by increased net interest income of $2.4 million.

The Company’s return on average assets was 0.65% for the nine months ended September 30, 2014 compared to 0.69% for the nine months September 30, 2013. The Company’s return on average common stockholders' equity was 6.85% compared to 10.52% for the same comparative period.

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

Net interest income increased $2.4 million to $26.0 million for the nine months ended September 30, 2014 compared to $23.7 million for the nine months ended September 30, 2013. The net interest margin was 3.66% for the nine months ended September 30, 2014, a 13 basis point increase from 3.53% for the nine months ended September 30, 2013. The increase was largely the result of a decrease in the cost of funds and an increase in the average balance of loans. These increases were partially offset by a reduction in loan yields.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$29,382	$27,704	$1,678	6.1%
Taxable interest and dividends on investment securities	1,705	1,853	(148)	(8.0)%
Interest on deposits with banks	9	8	1	12.5%
Total Interest and Dividend Income	31,096	29,565	1,531	5.2%

Interest Expenses
Deposits	3,502	4,332	(830)	(19.2)%
Short-term borrowings	10	13	(3)	(23.1)%
Long-term debt	1,576	1,569	7	0.4%
Total Interest Expenses	5,088	5,914	(826)	(14.0)%

Net Interest Income (NII)	$26,008	$23,651	$2,357	10.0%

Interest and dividend income increased by $1.5 million to $31.1 million for the nine months ended September 30, 2014 compared to $29.6 million for the nine months ended September 30, 2013. Growth in the average balance of loans and investment yields were partially offset by decreases in yields on loans and average investment balances. Interest and dividend income increased $2.9 million due to growth of $79.8 million in the average balance of loans from $733.3 million to $813.1 million and $174,000 due to better investment yields. This increase was partially offset by a decrease of $1.2 million in interest income from a reduction in loan yields. Average loan yields declined 22 basis points from 5.04% for the nine months ended September 30, 2013 to 4.82% for the nine months ended September 30, 2014. Interest and dividend income was further reduced $321,000 as average interest-earning investment balances decreased $25.3 million from $160.3 million for the nine months ended September 30, 2013 to $135.0 million for the nine months ended September 30, 2014.

The Company continued to decrease cost of funds as certificates of deposit matured and were replaced at lower rates and rates offered on money market accounts declined. The average cost of total interest-bearing liabilities decreased 15 basis points from 1.00% for the first nine months of 2013 to 0.85% for the first nine months of 2014. Deposit costs decreased 15 basis points from 0.73% for the first nine months of 2013 to 0.58% for the comparable period in 2014. Additionally, the increase in average noninterest bearing demand deposits of $10.2 million contributed to the decline in funding costs with average balances increasing from $86.8 million for the nine months ended September 30, 2013 to $97.0 million for the nine months ended September 30, 2014.

Interest expense decreased $826,000 to $5.1 million for the nine months ended September 30, 2014 compared to $5.9 million for the nine months ended September 30, 2013 due primarily to a reduction in the cost of funds on interest-bearing liabilities; as interest expense decreased $906,000 due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.22% and 0.34%, respectively, for the nine months ended September 30, 2013 to 1.00% and 0.27%, respectively, for the nine months ended September 30, 2014. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on debt, which includes long-term debt, subordinated debentures and short-term borrowings, decreased from 2.45% to 2.31% for the comparable period. Interest expense was also reduced $50,000 due to a decline in average certificate of deposit balances of $6.7 million from $396.0 million for the nine months ended September 30, 2013 to $389.3 million for the nine months ended September 30, 2014. These reductions were partially offset by increases in interest expense due to larger average balances for interest-bearing transaction accounts and debt. Interest expense increased $25,000 due to a $14.2 million increase in average interest-bearing transaction accounts from $304.2 million for the nine months ended September 30, 2013 to $318.4 million for the nine months ended September 30, 2014. Interest expense increased $105,000 due to a $5.4 million increase in average debt balances from $86.2 million for the nine months ended September 30, 2013 to $91.6 million for the nine months ended September 30, 2014.

The following table presents information on average balances and rates for deposits.

	For the Nine Months Ended September,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$39,946	0.10%	$37,237	0.10%
Interest-bearing demand and money market accounts	278,498	0.27%	266,966	0.34%
Certificates of deposit	389,284	1.00%	395,974	1.22%
Total interest-bearing deposits	707,728	0.66%	700,177	0.82%
Noninterest-bearing demand deposits	97,028		86,762
	$804,756	0.58%	$786,939	0.73%

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

	Nine Months Ended September 30, 2014
	compared to Nine Months Ended
	September 30, 2013
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$2,883	$(1,205)	$1,678
Investment securities, federal funds sold and interest bearing deposits	(321)	174	(147)
Total interest-earning assets	$2,562	$(1,031)	$1,531

Interest-bearing liabilities:
Savings	2	-	2
Interest-bearing demand and money market accounts	23	(129)	(106)
Certificates of deposit	(50)	(676)	(726)
Long-term debt	106	(99)	7
Short-term debt	(1)	(2)	(3)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	-	-
Total interest-bearing liabilities	$80	$(906)	$(826)
Net change in net interest income	$2,482	$(125)	$2,357

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2014 and 2013, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$813,059	$29,382	4.82%	$733,275	$27,704	5.04%
Investment securities, federal funds
sold and interest-bearing deposits	135,028	1,714	1.69%	160,317	1,861	1.55%
Total Interest-Earning Assets	948,087	31,096	4.37%	893,592	29,565	4.41%
Cash and cash equivalents	11,190			11,766
Other assets	59,088			57,294
Total Assets	$1,018,365			$962,652

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$39,946	$30	0.10%	$37,237	$28	0.10%
Interest-bearing demand and money
market accounts	278,498	566	0.27%	266,966	672	0.34%
Certificates of deposit	389,284	2,906	1.00%	395,974	3,632	1.22%
Long-term debt	74,727	1,340	2.39%	68,807	1,333	2.58%
Short-term debt	4,905	10	0.27%	5,357	13	0.32%
Guaranteed preferred beneficial interest
in junior subordinated debentures	12,000	236	2.62%	12,000	236	2.62%

Total Interest-Bearing Liabilities	799,360	5,088	0.85%	786,341	5,914	1.00%

Noninterest-bearing demand deposits	97,028			86,762
Other liabilities	8,688			8,013
Stockholders' equity	113,289			81,536
Total Liabilities and Stockholders' Equity	$1,018,365			$962,652

Net interest income		$26,008			$23,651

Interest rate spread			3.52%			3.41%
Net yield on interest-earning assets			3.66%			3.53%
Ratio of average interest-earning
assets to average interest bearing
liabilities			118.61%			113.64%

Cost of funds			0.76%			0.90%
Cost of deposits			0.58%			0.73%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$1,151	$640	$511	79.8%

The provision for loan losses increased $511,000 from the comparable period in 2013 to $1.2 million for the nine months ended September 30, 2014 and reflected growth in the loan portfolio and an increase in net-charge-offs partially offset by a decrease in the specific allowance. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to OREO, or the sale of non-performing and classified loans. Net charge-offs increased $208,000 from $808,000 for the nine months ended September 30, 2013 to $1.0 million for the nine months ended September 30, 2014. During the second quarter of 2014, the Bank’s specific allowance and classified loans decreased as the Bank charged off $650,000 related to $3.4 million in commercial loans to one customer as a result of a sale of the loans to a third party.

See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$335	$375	$(40)	(10.7)%
Gain on sale of asset	7	11	(4)	(36.4)%
Net gains on sale of OREO	60	215	(155)	(72.1)%
Net gains on sale of investment securities	24	-	24	n/a
Income from bank owned life insurance	463	465	(2)	(0.4)%
Service charges	1,631	1,764	(133)	(7.5)%
Gain on sale of loans held for sale	348	547	(199)	(36.4)%
Total Noninterest Income	$2,868	$3,377	$(509)	(15.1)%

Noninterest income totaled $2.9 million for the nine months ended September 30, 2014 compared to $3.4 million for the nine months ended September 30, 2013. The decrease of $509,000 was principally due to a reduction in gains on loans held for sale, a reduction in service charge income and a decrease in gains on sales of OREO. Service charge income was less than the same period in the prior year due to lower wealth and cash management revenues and the impact of increased regulation. Gains on loans held for sale slowed during the third quarter of 2013 due to rising residential mortgage interest rates and remained depressed until rates decreased during the third quarter of 2014. As a result of decreasing rates during the third quarter of 2014, the Bank increased gains on loans held for sale during the most recent quarter. The Bank takes an opportunistic approach to secondary market loan sales and has limited its investment in personnel and other support for secondary market loan sales.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$11,960	$10,884	$1,076	9.9%
Occupancy expense	1,787	1,557	230	14.8%
Advertising	480	391	89	22.8%
Data processing expense	1,127	967	160	16.5%
Professional fees	767	755	12	1.6%
Depreciation of furniture, fixtures, and equipment	548	581	(33)	(5.7)%
Telephone communications	132	149	(17)	(11.4)%
Office supplies	166	151	15	9.9%
FDIC Insurance	542	859	(317)	(36.9)%
Valuation allowance on OREO	234	501	(267)	(53.3)%
Other	1,840	1,700	140	8.2%
Total Noninterest Expense	$19,583	$18,495	$1,088	5.9%

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$11,960	$10,884	$1,076	9.9%
OREO Valuation Allowance and Expenses	332	606	(274)	(45.2)%
Other Operating Expenses	7,291	7,005	286	4.1%
Total Noninterest Expense	$19,583	$18,495	$1,088	5.9%

For the nine months ended September 30, 2014, noninterest expense increased 5.9% or $1.1 million to $19.6 million from $18.5 million for the comparable period in 2013. The increase was primarily due to growth in salary and employee benefits of $1.1 million to $12.0 million as the Bank added employees in the first nine months of 2014 to support its expansion in the Fredericksburg area of Virginia and hired several loan officers and support employees during the second quarter to expand lending in the city of Annapolis, Maryland and the surrounding Anne Arundel County market. Occupancy and advertising expense increased compared to the same period of the prior year primarily as a result of the Company’s entrance into new markets. Additionally, salary and benefits and data processing were impacted by the increased cost of compliance and regulation. These increased costs were partially offset by a reduction in FDIC insurance premiums and OREO related expenses. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the nine months ended September 30, 2014 were 67.82% and 2.56%, respectively, compared to 68.43% and 2.56%, respectively, for the nine months ended September 30, 2013.

Income Tax Expense

For the nine months ended September 30, 2014, the Company recorded income tax expense of $3.2 million compared to $2.9 million in the prior year. The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013 were 39.26% and 36.56%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

COMPARISION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Earnings Summary

Consolidated net income available to common shareholders for the three months ended September 30, 2014 increased $186,000 to $1.8 million or $0.39 per common share (diluted) compared to $1.7 million or $0.55 per common share (diluted) for the three months ended September 30, 2013. The increase in net income was attributable to increased net interest income of $902,000 partially offset by an increased provision for loan losses of $100,000 and increased noninterest expense and income tax expense of $239,000 and $376,000, respectively.

The Company’s return on average assets was 0.73% for the three months ended September 30, 2014 compared to 0.70% for the three months ended September 30, 2013. The Company’s return on average common stockholders' equity was 7.78% compared to 10.63% for the same comparative period.

In October 2013, the Company issued 1,591,300 shares of common stock at a price of $18.75 per share resulting in net proceeds of $27.4 million after commissions and related offering expenses. The additional shares outstanding impacted year to year comparability of per share amounts beginning with the fourth quarter of 2013.

Net Interest Income

Net interest income increased $902,000 to $9.0 million for the three months ended September 30, 2014 compared to $8.1 million for the three months ended September 30, 2013. The net interest margin was 3.74% for the three months ended September 30, 2014, a 14 basis point increase from 3.60% for the three months ended September 30, 2013. The increase was largely the result of a decrease in the cost of funds and an increase in the average balance of loans. These increases were partially offset by a reduction in loan yields. Additionally, third quarter 2014 interest income recognized on the loan portfolio increased by $118,000 due to a return of several loans from nonaccrual status to performing status.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$10,114	$9,340	$774	8.3%
Taxable interest and dividends on investment securities	550	632	(82)	(13.0)%
Interest on deposits with banks	3	3	-	0.0%
Total Interest and Dividend Income	10,667	9,975	692	6.9%

Interest Expenses
Deposits	1,135	1,336	(201)	(15.0)%
Short-term borrowings	3	4	(1)	(25.0)%
Long-term debt	525	533	(8)	(1.5)%
Total Interest Expenses	1,663	1,873	(210)	(11.2)%

Net Interest Income (NII)	$9,004	$8,102	$902	11.1%

Interest and dividend income increased by $692,000 to $10.7 million for the three months ended September 30, 2014 compared to $10.0 million for the three months ended September 30, 2013. Growth in the average balance of loans and investment yields were partially offset by decreases in yields on loans and average investment balances. Interest and dividend income increased $1.1 million due to growth of $88.5 million in the average balance of loans from $744.2 million to $832.7 million and $27,000 due to better investment yields. This increase was partially offset by a decrease of $301,000 in interest income from a reduction in loan yields. Average loan yields declined 16 basis points from 5.02% for the three months ended September 30, 2013 to 4.86% for the three months ended September 30, 2014. Interest and dividend income was further reduced $109,000 as average interest-earning investment balances decreased $25.8 million from $157.0 million for the three months ended September 30, 2013 to $131.2 million for the three months ended September 30, 2014.

Interest expense decreased $210,000 to $1.7 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013 due primarily to a reduction in the cost of funds on interest-bearing liabilities. The average cost of total interest-bearing liabilities decreased 13 basis points from 0.95% for the third quarter of 2013 to 0.82% for the third quarter of 2014. Interest expense decreased $246,000 due to a decrease in rates which was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.14% and 0.33%, respectively, for the three months ended September 30, 2013 to 0.96% and 0.26%, respectively, for the three months ended September 30, 2014. Deposit costs decreased 12 basis points from 0.67% to 0.55% for the comparable period. Additionally, the increase of noninterest bearing demand deposits of $9.5 million contributed to the decline in funding costs with average balances increasing from $93.9 million for the three months ended September 30, 2013 to $103.4 million for the three months ended September 30, 2014. The average rate paid on debt, which includes long-term debt, subordinated debentures and short-term borrowings, decreased from 2.42% to 2.33% for the comparable period. These reductions in interest expense were partially offset by a $36,000 increase in interest expense due increased average balances of debt, savings, money market and certificates of deposit compared to the same quarter of 2013.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended September 30,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$40,736	0.10%	$37,975	0.11%
Interest-bearing demand and money
market accounts	288,280	0.26%	273,750	0.33%
Certificates of deposit	390,975	0.96%	387,480	1.14%
Total interest-bearing deposits	719,991	0.63%	699,205	0.76%
Noninterest-bearing demand deposits	103,405		93,902
	$823,396	0.55%	$793,107	0.67%

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

	Three Months Ended September 30, 2014
	compared to Three Months Ended
	September 30, 2013
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,075	$(301)	$774
Investment securities, federal funds sold and interest bearing deposits	(109)	27	(82)
Total interest-earning assets	$966	$(274)	$692

Interest-bearing liabilities:
Savings	1	(1)	-
Interest-bearing demand and money market accounts	9	(46)	(37)
Certificates of deposit	8	(172)	(164)
Long-term debt	19	(24)	(5)
Short-term debt	(1)	-	(1)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(3)	(3)
Total interest-bearing liabilities	$36	$(246)	$(210)
Net change in net interest income	$930	$(28)	$902

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2014 and 2013, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$832,674	$10,114	4.86%	$744,180	$9,340	5.02%
Investment securities, federal funds sold and interest-bearing deposits	131,162	553	1.69%	157,045	635	1.62%
Total Interest-Earning Assets	963,836	10,667	4.43%	901,225	9,975	4.43%
Cash and cash equivalents	14,284			13,398
Other assets	59,497			57,732
Total Assets	$1,037,617			$972,355

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$40,736	$10	0.10%	$37,975	$10	0.11%
Interest-bearing demand and money market accounts	288,280	187	0.26%	273,750	224	0.33%
Certificates of deposit	390,975	938	0.96%	387,480	1,102	1.14%
Long-term debt	74,690	449	2.40%	71,526	454	2.54%
Short-term debt	3,874	3	0.31%	5,156	4	0.31%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	76	2.53%	12,000	79	2.63%

Total Interest-Bearing Liabilities	810,555	1,663	0.82%	787,887	1,873	0.95%

Noninterest-bearing demand deposits	103,405			93,902
Other liabilities	9,058			8,368
Stockholders' equity	114,599			82,198
Total Liabilities and Stockholders' Equity	$1,037,617			$972,355

Net interest income		$9,004			$8,102

Interest rate spread			3.61%			3.48%
Net yield on interest-earning assets			3.74%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			118.91%			114.39%

Cost of funds			0.73%			0.85%
Cost of deposits			0.55%			0.67%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$385	$285	$100	35.1%

The provision for loan losses increased $100,000 from the comparable period in 2013 to $385,000 for the three months ended September 30, 2014 and reflected growth in the loan portfolio partially offset by decreases in net-charge-offs and the specific allowance. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to other real estate owned, or the sale of non-performing and classified loans. Net charge-offs decreased $78,000 from $240,000 for the three months ended September 30, 2013 to $162,000 for the three months ended September 30, 2014.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$143	$56	$87	155.4%
Net gains on sale of OREO	56	215	(159)	(74.0)%
Income from bank owned life insurance	160	157	3	1.9%
Service charges	555	661	(106)	(16.0)%
Gain on sale of loans held for sale	204	30	174	580.0%
Total Noninterest Income	$1,118	$1,119	$(1)	(0.1)%

Noninterest income of $1.1 million for the three months ended September 30, 2014 equaled results for the comparable quarter of 2013. Increased gains on loans held for sale and increased loan appraisal, credit and miscellaneous charges offset reductions in service charge income and net gains on OREO sales. Service charge income was less than the same quarter in the prior year due to lower wealth and cash management revenues and the impact of increased regulation. Gains on loans held for sale were $204,000 for the three months ended September 30, 2014 compared to $30,000 for the three months ended September 30, 2013 as secondary market sales slowed during the third quarter of 2013 due to rising residential mortgage interest rates and increased during the third quarter of 2014 due a decrease in rates. The Bank takes an opportunistic approach to secondary market loan sales and has limited its investment in personnel and other support for secondary market loan sales.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,939	$3,737	$202	5.4%
Occupancy expense	568	505	63	12.5%
Advertising	157	118	39	33.1%
Data processing expense	475	237	238	100.4%
Professional fees	249	293	(44)	(15.0)%
Depreciation of furniture, fixtures, and equipment	181	191	(10)	(5.2)%
Telephone communications	41	46	(5)	(10.9)%
Office supplies	12	42	(30)	(71.4)%
FDIC Insurance	204	285	(81)	(28.4)%
Valuation allowance on OREO	-	171	(171)	(100.0)%
Other	659	621	38	6.1%
Total Noninterest Expense	$6,485	$6,246	$239	3.8%

	Three Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$3,939	$3,737	$202	5.4%
OREO Valuation Allowance and Expenses	37	212	(175)	(82.5)%
Other Operating Expenses	2,509	2,297	212	9.2%
Total Noninterest Expense	$6,485	$6,246	$239	3.8%

For the three months ended September 30, 2014, noninterest expense increased 3.8% or $239,000 to $6.5 million from $6.2 million for the comparable period in 2013. The increase was primarily due to growth in employee compensation of $202,000 to $3.9 million as the Bank added employees to support its expansion in the Fredericksburg area of Virginia and hired several loan officers and support employees during the second quarter of 2014 to expand lending in the city of Annapolis, Maryland and the surrounding Anne Arundel County market. Salary and benefits and data processing were impacted by the increased cost of compliance and regulation. Additionally, occupancy and advertising expense increased compared to the same period of the prior year primarily as a result of the Company’s entrance into new markets. These increased costs were partially offset by a reduction in FDIC insurance premiums and OREO related expenses. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the three months ended September 30, 2014 were 64.07% and 2.50%, respectively, compared to 67.74% and 2.57%, respectively, for the three months ended September 30, 2013.

Income Tax Expense

For the three months ended September 30, 2014, the Company recorded income tax expense of $1.4 million compared to $987,000 in the prior year. The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 were 41.91% and 36.69%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

COMPARISION OF FINANCIAL CONDITON AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Assets

Total assets at September 30, 2014 of $1.04 billion increased $18.7 million compared to total assets of $1.02 billion at December 31, 2013. The increase in total assets was primarily attributable to net loan growth and increased bank owned life insurance partially offset by declines in cash and securities. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	September 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$10,631	$11,408	$(777)	(6.8)%
Federal funds sold	2,110	8,275	(6,165)	(74.5)%
Interest-bearing deposits with banks	326	4,836	(4,510)	(93.3)%
Securities available for sale (AFS), at fair value	43,378	48,247	(4,869)	(10.1)%
Securities held to maturity (HTM), at amortized cost	76,851	86,401	(9,550)	(11.1)%
FHLB and FRB stock - at cost	6,435	5,593	842	15.1%
Loans receivable - net of ALLL of $8,273 and $8,138	836,980	799,130	37,850	4.7%
Premises and equipment, net	20,383	19,543	840	4.3%
Other real estate owned (OREO)	6,334	6,797	(463)	(6.8)%
Accrued interest receivable	3,051	2,974	77	2.6%
Investment in bank owned life insurance	26,813	19,350	7,463	38.6%
Other assets	9,189	11,270	(2,081)	(18.5)%
Total Assets	$1,042,481	$1,023,824	$18,657	1.8%

The differences in allocations between the cash and investment categories reflect operational needs. The AFS and HTM securities portfolio decreased $14.4 million during the first nine months of 2014 due to principal repayments and the sale of $5.2 million in securities recognizing a gain of $24,000. During the first quarter of 2014, the Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” The Company sold the HTM positions utilizing the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. There were no sales of AFS and HTM securities during the three months ended September 30, 2014 or the nine months ended September 30, 2013.

Net loans increased $37.9 million from $799.1 million at December 31, 2013 to $837.0 million at September 30, 2014, due primarily to increases in commercial real estate loans partially offset by decreases in commercial loans. The following is a breakdown of the Company’s loan portfolio at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014%		December 31, 2013%

Commercial real estate	$545,663	64.47%	$476,648	58.97%
Residential first mortgages	155,234	18.34%	159,147	19.69%
Construction and land development	33,986	4.02%	32,001	3.96%
Home equity and second mortgages	21,330	2.52%	21,692	2.68%
Commercial loans	63,681	7.52%	94,176	11.65%
Consumer loans	661	0.08%	838	0.10%
Commercial equipment	25,836	3.05%	23,738	2.94%
	846,391	100.00%	808,240	100.00%
Less:
Deferred loan fees	1,138	0.13%	972	0.12%
Allowance for loan loss	8,273	0.98%	8,138	1.01%
	9,411		9,110
	$836,980		$799,130

Asset Quality and the Allowance for Loan Losses

The Allowance for Loan Losses

The allowance for loan losses decreased from 1.01% of gross loans at December 31, 2013 to 0.98% of gross loans at September 30, 2014 due to changes to general allowance factors that reflect changes in historical loss, delinquency rates, general economic conditions and a reduction in specific reserves on impaired loans. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Bank’s charge-off history has improved. The increase in the general allowance was partially offset by the decrease in specific reserves on impaired loans.

Specific reserves at September 30, 2014 have declined $616,000 to $771,000 from March 31, 2014 specific reserves of $1.4 million due primarily to the sale of $3.4 million of commercial loans to a third party of one customer relationship during the second quarter of 2014. The Bank charged-off $650,000 during the second quarter of 2014 for this relationship. The sale of the loans decreased the Bank’s specific allowance and classified loans. The funds provided by the sale were redeployed into interest-earning assets.

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

The allowance for loan losses increased $135,000 from December 31, 2013 to September 30, 2014. The increase in the allowance reflects an increase in the general allowance of $349,000 partially offset by a decrease in specific reserves of $214,000. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at September 30, 2014 and December 31, 2013, respectively.

(dollar in thousands)	September 30, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans

General Allowance	$7,502	0.89%	$7,153	0.89%
Specific Allowance	771	0.09%	985	0.12%
Total Allowance	$8,273	0.98%	$8,138	1.01%

The provision for loan losses increased $511,000 from the comparable period in 2013 to $1.2 million for the nine months ended September 30, 2014 and reflected an increase in net-charge-offs offset by a decrease in the specific allowance. Net charge-offs increased $208,000 from $808,000 for the nine months ended September 30, 2013 to $1.0 million for the nine months ended September 30, 2014. Net charge-offs have fallen significantly over the last two years and have returned to pre-financial crisis levels. The specific allowance is based on management’s estimate of realizable value for particular loans. Although loan balances have grown in 2013 and 2014, the credit quality of our loan portfolio improved, with a slightly better economic climate, low levels of net charge-offs, and a trend of lower levels of classified loans. Non-performing loans have been resolved with workouts, charge-offs, transfers to OREO and sales of nonperforming and classified loans.

The following tables show selected asset quality ratios at September 30, 2014 and December 31, 2013.

Asset Quality

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2014	December 31, 2013	$ Change	% Change
Total assets	$1,042,481	$1,023,824	18,657	1.8%
Gross loans	846,391	808,240	38,151	4.7
Allowance for loan losses	8,273	8,138	135	1.7
Past due loans (PDLs) (31 to 89 days)	5,670	8,060	(2,390)	(29.7)
Nonperforming loans (NPLs) (>=90 days)	10,907	11,170	(263)	(2.4)
Non-accrual loans (NPLs+non-accrual only loans) (a)	10,907	15,450	(4,543)	(29.4)
Troubled debt restructures (TDRs) (b)	3,162	4,693	(1,531)	(32.6)
Other real estate owned (OREO)	6,334	6,797	(463)	(6.8)

ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.98%	1.01%
Allowance for loan losses to nonperforming loans	75.85	72.86
Past due loans (PDLs) to total loans	0.67	1.00
Nonperforming loans (NPLs) to total loans	1.29	1.38
Loan delinquency (PDLs + NPLs) to total loans	1.96	2.38
Non-accrual loans to total loans	1.29	1.91
Non-accrual loans and TDRs to total loans	1.66	2.45
Non-accrual loans and OREO to total assets	1.65	2.17
Non-accrual loans, OREO and TDRs to total assets	1.96	2.60

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment. At December 31, 2013, non-accrual loans included $4.3 million of current loans. These non-accrual loans represented six loans of one well-secured commercial relationship with no specific reserves in the allowance due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

(b) The Bank has one TDR customer relationship of $3.9 million with terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy.

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $4.5 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $10.9 million or 1.29% of total loans at September 30, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash-basis for these loans. There were no non-accrual only loans at September 30, 2014. At December 31, 2013 non-accrual only loans were $4.2 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate.

Loan delinquency decreased $2.6 million from $19.2 million or 2.38% of loans at December 31, 2013 to $16.6 million or 1.96% of loans at September 30, 2014. Nonperforming loans (loans 90 days or greater delinquent) decreased $263,000 from December 31, 2013 to $10.9 million at September 30, 2014. Nonperforming loans as a percentage of total loans decreased to 1.29% at September 30, 2014 compared to 1.38% at December 31, 2013. The Bank had 36 nonperforming loans at September 30, 2014 compared to 28 nonperforming loans at December 31, 2013. Nonperforming loans at September 30, 2014 included $7.1 million or 65% of nonperforming loans attributed to 12 loans representing four customer relationships, of which $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At September 30, 2014, the stalled development project loans are considered both TDRs and non-accrual loans and are reported solely as non-accrual loans for financial reporting purposes. When the loans return to performing status after the forbearance period, they will be reported as TDR loans. Loans 31-89 days delinquent decreased $2.4 million from $8.1 million or 1.00% of total loans at December 31, 2013 to $5.7 million or 0.67% of total loans at September 30, 2014. Management believes the 31-89 day past due delinquency rate of 0.67% is a leading indicator of the health of the loan portfolio.

At September 30, 2014, the Bank had eight accruing TDRs totaling $3.2 million compared to 13 accruing TDRs totaling $4.7 million as of December 31, 2013. At September 30, 2014, all TDRs were performing according to the terms of their restructured agreements. At December 31, 2013, one TDR of $329,000 was over 90 days past due. The Bank had specific reserves of $196,000 on four TDRs totaling $2.4 million at September 30, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. The Bank added three TDRs totaling $968,000 during the nine months ended September 30, 2014. During the second quarter of 2014, there were eight TDRs restructured during 2012 totaling $2.4 million that were no longer reported as TDRs due to the payment of principal and interest at market rates for greater than six consecutive months.

The OREO balance was $6.3 million at September 30, 2014, a decrease of $463,000 compared to $6.8 million at December 31, 2013. This decrease consisted of valuation allowances of $234,000 to adjust properties to current appraised values and $1.8 million in disposals, partially offset by additions of $1.6 million. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At September 30, 2014, 98%, or $112.8 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 98% or $126.6 million at December 31, 2013. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the nine months ended September 30, 2014 and the year ended December 31, 2013. Classified securities decreased $536,000 from $2.4 million at December 31, 2013 to $1.9 million at September 30, 2014.

Overall asset quality ratios have improved since December 31, 2013 with non-accrual loans and OREO to total assets and non-accrual loans, OREO and TDRs to total assets improving 52 and 64 basis points, respectively, from 2.17% and 2.60%, respectively, at December 31, 2013 to 1.65% and 1.96%, respectively, at September 30, 2014.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down from a high point of $81.9 million at September 30, 2011. Classified assets have decreased $4.4 million or 7.8% from $56.9 million at December 31, 2013 to $52.5 million at September 30, 2014. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2014 and December 31, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of September 30, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$44,224	$47,645	$48,676	$68,515
Doubtful	-	-	-	-
Loss	-	-	-	37
Total classified loans	44,224	47,645	48,676	68,552
Special mention loans	10,160	9,246	6,092	-
Total classified and special mention loans	$54,384	$56,891	$54,768	$68,552

Classified loans	44,224	47,645	48,676	68,552
Classified securities	1,902	2,438	3,028	6,057
Other real estate owned	6,334	6,797	6,891	5,029
Total classified assets	$52,460	$56,880	$58,595	$79,638

The HTM investment portfolio had net unrealized gains of $230,000 on amortized costs of $76.9 million at September 30, 2014 compared to $310,000 in net unrealized losses on amortized costs of $86.4 million at December 31, 2013. The AFS investment portfolio had net unrealized losses of $1.0 million on amortized costs of $44.4 million at September 30, 2014 compared to $1.4 million in net unrealized losses on amortized costs of $49.6 million at December 31, 2013. The Company’s comprehensive income for AFS securities has improved during the nine months ended September 30, 2014 due to decreases in long-term interest rates during the second and third quarters of 2014. The HTM investment securities portfolio increases in unrealized gains during the same timeframe is also due to a decrease in long-term interest rates. The Bank holds 95% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. government obligations. See Note 10 in the Consolidated Financial Statements for unrealized loss disclosures on the HTM and AFS securities portfolios. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	September 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$101,233	$103,882	$(2,649)	(2.6)%
Interest-bearing deposits	728,587	717,413	11,174	1.6%
Total deposits	829,820	821,295	8,525	1.0%
Short-term borrowings	2,000	-	2,000	n/a
Long-term debt	74,686	70,476	4,210	6.0%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Accrued expenses and other liabilities	9,210	9,323	(113)	(1.2)%
Total Liabilities	$927,716	$913,094	$14,622	1.6%

Deposits and Borrowings

Total deposits increased by 1.0% or $8.5 million, to $829.9 million at September 30, 2014 compared to $821.3 million at December 31, 2013. During 2012 and 2013, the Bank increased transaction deposits, especially noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 52.3% of total deposits at September 30, 2014. Non-interest bearing and interest-bearing transaction accounts ending balances at December 31, 2013 reflect the seasonality of customer deposits. Average transaction account balances have increased $24.5 million from $391.0 million for the nine months ended September 30, 2013 to $415.5 million for the nine months ended September 30, 2014. Details of the Company’s deposit portfolio at September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$101,233	12.20%	$103,882	12.65%
Interest-bearing:
Demand	84,578	10.19%	86,954	10.59%
Money market deposits	207,940	25.06%	204,032	24.84%
Savings	40,259	4.85%	39,116	4.76%
Certificates of deposit	395,810	47.70%	387,311	47.16%
Total interest-bearing	728,587	87.80%	717,413	87.35%

Total Deposits	$829,820	100.00%	$821,295	100.00%

Transaction accounts	$434,010	52.30%	$433,984	52.84%

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at September 30, 2014 and December 31, 2013 were $51.0 million and $27.0 million, respectively. Reciprocal brokered deposits at September 30, 2014 and December 31, 2013 were $30.6 million and $29.4 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers. The Bank uses the Promontory Network for reciprocal brokered deposits to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”). Long-term debt increased $4.2 million from $70.5 million at December 31, 2013 to $74.7 million at September 30, 2014. During the first quarter of 2014, the Company added $5.0 million in Federal Home Loan Bank advances at 0.52% for two years. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	September 30, 2014	December 31, 2013
(dollars in thousands)	(Unaudited)		$ Change	% Change

Preferred Stock at par of $1,000	$20,000	$20,000	$-	0.0%
Common Stock at par of $0.01	47	46	1	2.2%
Additional paid in capital	46,215	45,881	334	0.7%
Retained earnings	49,909	46,523	3,386	7.3%
Accumulated other comprehensive loss	(743)	(1,057)	314	(29.7)%
Unearned ESOP shares	(663)	(663)	-	0.0%
Total Stockholders' Equity	$114,765	$110,730	$4,035	3.6%

During the nine months ended September 30, 2014, stockholders’ equity increased $4.0 million to $114.8 million. The increase in stockholders’ equity was due to net income of $4.9 million, $320,000 for net stock related activities related to stock-based compensation and the exercise of options and a current year decrease in accumulated other comprehensive loss of $314,000. These increases to stockholders’ equity were partially offset by common dividends paid of $1.4 million and preferred stock dividends of $150,000. Increases in common stockholders' equity to $94.8 million at September 30, 2014 resulted in a book value of $20.21 per common share. The Company remains well-capitalized at September 30, 2014 with a Tier 1 capital to average assets ratio of 12.28%.

Accumulated other comprehensive losses decreased during the second and third quarters of 2014 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

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

Cash and cash equivalents as of September 30, 2014 totaled $13.1 million, a decrease of $11.4 million, or 46.5%, from the December 31, 2013 total of $24.5 million. The decrease in cash was primarily due to an excess of loan originations over principal collected of $40.7 million and the purchase of BOLI of $7.0 million. These decreases to cash were partially offset by increases in customer deposits of $8.5 million, total borrowings of $6.2 million, net proceeds of $13.7 million from the sale of investment securities and maturing principal exceeding securities purchased, and net income of $4.9 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the nine months ended September 30, 2014, all financing activities provided $13.3 million in cash compared to $7.5 million in cash provided for the same period in 2013. The Bank provided $5.8 million more cash for financing activities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in deposits from a $3.0 million decrease in deposits for the nine months ended September 30, 2013 to an $8.5 million increase for the nine months ended September 30, 2014. The Company did not have any stock repurchases in the first nine months of 2014 compared to $303,000 in repurchases in the comparable period of 2013. This increase in the amount of cash provided was partially offset by a reduction in net borrowings of $5.4 million and increased common stock dividends of $481,000 due to more outstanding shares in 2014 compared to 2013.

During the nine months ended September 30, 2014, all investing activities used $33.9 million in cash compared to $1.6 million in cash provided for the same period in 2013. The primary reason for the reduction in cash of $35.5 million was a decrease in principal collected on loans and an increase in loan volume in the first nine months of 2014 compared to the first nine months of 2013. A decrease of $20.5 million in cash resulted from a reduction in the amount of principal collected on loans from $168.1 million for the nine months ended September 30, 2013 to $147.6 million for the nine months ended September 30, 2014. Additionally, cash was used to fund additional loans as loans originated or acquired increased $6.1 million from $182.2 million for the nine months ended September 30, 2013 to $188.3 million for the nine months ended September 30, 2014. Net proceeds from securities transactions decreased $1.7 million to $13.7 million for the nine months ended September 30, 2014 compared to $15.4 million for the nine months ended September 30, 2013. The Company began using maturing principal and sales proceeds during the third quarter of 2013 to fund loans and operating needs resulting in a principal reduction of the investment portfolio through the second quarter of 2014. During the third quarter of 2014, the Company purchased $7.0 million in new investments, which resulted in a net increase of $777,000 to the AFS and HTM portfolios compared to the June 30, 2014 end of period balances. During the nine months ended September 30, 2014 compared to the comparable period in 2013, cash was also reduced $7.0 million and $1.4 million, respectively, for the purchase of BOLI and increased premise and equipment purchases. This decrease to cash was partially offset by an increase to cash for the sale of OREO and other assets of $1.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Operating activities provided cash of $9.1 million for the nine months ended September 30, 2014 compared to $6.5 million of cash provided for the same period of 2013. Cash increased by $2.6 million primarily due to a decrease in other assets for the nine months ended September 30, 2014 compared to the same period of 2013.

ITEM 3. Quantitative and qualitative Disclosure about Market Risk

Not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of September 30, 2014, 66,046 shares were available to be repurchased under the repurchase program. There were no repurchases during the three months ended September 30, 2014.

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 7, 2014		By: /s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

