Form 10-K
period 2014-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2015-03-06
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $90.2 million based on the closing price $23.75 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of February 27, 2015: 4,731,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which The Community Financial Corporation operates, as well as nationwide, The Community Financial Corporation’s ability to control costs and expenses, competitive products and pricing, changes in accounting principles, loan demand, loan delinquency rates, charge-offs and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Community Financial Corporation assumes no obligation to update any forward-looking statement after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

Business

The Community Financial Corporation is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of the Chesapeake, a Maryland-chartered commercial bank. The Bank was organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted the name Community Bank of Tri-County. Effective October 18, 2013, Community Bank changed its name to become Community Bank of the Chesapeake. This new name reflects Community Bank’s recent expansion into Virginia. In addition, Tri-County Financial Corporation changed its name to The Community Financial Corporation, to better align the bank name with the parent company.

The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this 10-K, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and Fredericksburg and King George, Virginia. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Annapolis LPO opened in October 2014.

The Bank plans to open an additional full-service bank branch in downtown Fredericksburg during 2015.

The Bank operates 16 automated teller machines including four stand-alone locations. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”).

Market Area

The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland, King George County and the greater Fredericksburg market in Virginia. As a result of the Bank’s expansion into the greater Fredericksburg market in 2013, Stafford County has become part of the Bank’s principal lending and deposit market area. The Annapolis LPO opening in October 2014 is expected to provide additional growth opportunities during 2015. Our market area is one of the fastest growing regions in the country and is home to a mix of federal facilities, industrial and high-tech businesses.

The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. Collectively, these facilities employ over 33,000 people. According to the St. Mary’s County Comprehensive Plan, the Patuxent Naval Air Station alone employs approximately 22,000 people and provides an approximate annual economic impact of $2.3 billion. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia.

The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Calvert County is home to the Dominion Power Cove Point Liquid Natural Gas Terminal, which is one of the nation’s largest liquefied natural gas terminals and Dominion Power is currently constructing liquefaction facilities for exporting liquefied natural gas.

Southern Maryland is generally considered to have more affordable housing than many other Washington and Baltimore area suburbs. During the recession, growth in the Bank’s market area was slowed as the demand for new housing in the tri-county area fell with the overall housing market. According to the Maryland Department of Planning, new housing unit starts fell from 2006 through 2010. However, after 2010, real estate values stabilized and there were positive trends in housing beginning in 2012.

Based on information from the U.S. Bureau of Labor Statistics, unemployment rates at November 2014 remained well below the national average (not seasonally adjusted) of 4.8% for our legacy Southern Maryland market and 4.7% for our new markets of Fredericksburg and Annapolis compared to a 5.8% rate for the United States.

The Bank expanded into the greater Fredericksburg, Virginia market in August 2013. According to the Fredericksburg Regional Alliance, the Fredericksburg Region, including the City of Fredericksburg and the counties of Caroline, King George, Spotsylvania, and Stafford, Virginia, has been the fastest growing region in the Commonwealth of Virginia for the past eight years. Based on information from the Fredericksburg Regional Alliance, this region boasts an impressive array of over 10,000 small businesses and a highly skilled labor force of over one million within a 40-mile commute.

The Bank’s primary market area also boasts a strong median household income. According to SNL Financial as of November 2014, the median household income was $94,575 for our legacy Southern Maryland market and $90,097 for our new markets of Fredericksburg and Annapolis compared to $51,579 for the United States.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and federal and state credit unions located in its primary market area. There are currently approximately 40 FDIC-insured depository institutions operating in the Bank’s footprint including subsidiaries of several large, regional and national bank holding companies. The Bank also faces additional significant competition for customers’ funds from mutual funds, brokerage firms, and other financial service companies. The Bank competes for loans by providing competitive rates and flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General

The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. Most of the Bank’s customers are residents of, or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million located in Southern Maryland, the Annapolis area of Maryland, the Northern Neck region, and the greater Fredericksburg area of Virginia.

Commercial Real Estate and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $561.1 million, or 64.3% of the loan portfolio, at December 31, 2014. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last four years. The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Almost all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2014, the largest outstanding commercial real estate loan was $9.9 million, which is secured by which is secured by commercial real estate and was performing according to its terms at December 31, 2014.

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

The Bank offers fixed-rate residential first mortgages on a variety of terms including loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loan products in our residential first mortgage portfolio amounted to $125.5 million as of December 31, 2014. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. The Bank generally retains the right to service the loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2014, the Bank serviced $68.7 million in residential mortgage loans for others.

The Bank also offers mortgages that are adjustable on a one-, three- and five-year basis generally with limitations on upward adjustments of two percentage points per re-pricing period and six percentage points over the life of the loan. The Bank primarily markets adjustable-rate loans with rate adjustments based upon a United States Treasury Bill Index. As of December 31, 2014, the Bank had $27.4 million in adjustable-rate residential mortgage loans. At December 31, 2014, the largest outstanding residential first mortgage loan was $2.2 million, which was secured by a residence located in the Bank’s market area. The loan was performing according to its terms at December 31, 2014.

The Bank makes residential first mortgage loans of up to 97% of the appraised value or sales price of the property, whichever is less, to qualified owner-occupants upon the security of single-family homes. Non-owner occupied one- to four-family loans are generally permitted to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. The Bank currently requires that substantially all residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2014. In certain cases, the borrower may elect to borrow amounts in excess of 80% loan-to-value in the form of a second mortgage. The second mortgage will generally have a higher interest rate and shorter repayment period than the first mortgage on the same property.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans

The Bank offers construction loans to individuals and building contractors for the construction of one- to four-family dwellings. Construction loans totaled $14.5 million at December 31. 2014. Loans to individuals primarily consist of construction/permanent loans, which have fixed rates, payable monthly for the construction period and are followed by a 30-year, fixed or adjustable-rate permanent loan. The Bank also provides construction financing to home builders. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed.

In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $21.9 million at December 31, 2014. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost. At December 31, 2014, the largest outstanding construction and land development loan was $4.9 million, which was secured by land in the Bank’s market area.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market area. The Bank’s investment in these loans has declined in recent years. The construction and land development portfolio increased $4.4 million from $32.0 million at December 31, 2013 to $36.4 million at December 31, 2014. Construction and land development loans as a percentage of the total loan portfolio have been decreasing since 2008 from greater than 10% as of December 31, 2008 to 4.2% at December 31, 2014. If the demand for new houses being built from smaller builders in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans have been particularly affected by recent economic factors that have slowed absorption of finished lots and homes in Southern Maryland.

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

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $18.7 million at December 31, 2014, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $2.8 million at December 31, 2014, are fixed or variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 95% are allowed depending on the specific loan program.

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

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor) under these product lines. While commercial loans remain an important class of the Bank’s loan portfolio at 8.4% of total loans, the commercial loan portfolio decreased by $20.6 million from $94.2 million at December 31, 2013 to $73.6 million at December 31, 2014. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business as well the borrower’s global cash flows, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.

Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2014, the largest outstanding commercial loan was $12.0 million, which was secured by commercial real estate (all of which was located in the Bank’s market area), cash and investments. This loan was performing according to its terms at December 31, 2014.

Consumer Loans

The Bank has consumer loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $613,000 at December 31, 2014. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. Further collection efforts may be hampered by the borrower’s lack of current income or other assets. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $26.2 million, or 3.0% of the total loan portfolio, at December 31, 2014. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the credit worthiness of the borrowers.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$561,080	64.34%	$476,648	58.97%	$419,667	55.47%	$370,384	51.55%	$336,300	50.72%
Residential first mtgs.	152,837	17.52%	159,147	19.69%	177,663	23.48%	164,543	22.90%	136,048	20.52%
Construction and land dev.	36,370	4.17%	32,001	3.96%	31,819	4.21%	36,745	5.11%	42,504	6.41%
Home equity and second mtgs.	21,452	2.46%	21,692	2.68%	21,982	2.91%	24,138	3.36%	24,380	3.68%
Commercial loans	73,625	8.44%	94,176	11.65%	88,158	11.65%	101,968	14.19%	104,566	15.77%
Consumer loans	613	0.07%	838	0.10%	995	0.13%	1,001	0.14%	1,273	0.19%
Commercial equipment	26,152	3.00%	23,738	2.94%	16,268	2.15%	19,761	2.75%	17,984	2.71%
Total Loans	872,129	100.00%	808,240	100.00%	756,552	100.00%	718,540	100.00%	663,055	100.00%
Deferred loan fees	1,239		972		664		796		936
Allowance for loan losses	8,481		8,138		8,247		7,655		7,669
Loans receivable, net	$862,409		$799,130		$747,641		$710,089		$654,450

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

Depending on market conditions, residential mortgage loans may be originated with the intent to sell to third parties such as FHLMC. Mortgage loans in the amount of $13.6 million and $23.3 million were sold by the Bank for the years ended December 31, 2014 and 2013, respectively. To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold no participations in 2014 or 2013. The Bank may also buy loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. The Bank purchased no loans during 2014 and 2013. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

Loan Approvals, Procedures and Authority

Loan approval authority is established by Board policy. Loan approval authorities vary by individual with the Chief Executive Officer having approval authority up to $1.25 million, the Chief Lending Officer up to $1.0 million, the Chief Risk Officer up to $1.0 million and the Chief Operating Officer up to $1.0 million. The individual lending authority of the other lenders is set by management and based on their individual abilities. The loan approval authorities of the Chief Executive Officer, the Chief Lending Officer, the Chief Risk Officer, the Chief Operating Officer, the Senior Credit Officer and the regional senior loan officers may be combined and a minimum of at least three other individuals (two-thirds of which must be executive level) need to be present in an officers’ loan committee. The officers’ loan committee approves loans up to the Bank’s legal lending limit. The in-house lending guideline is approved by the Credit Risk Committee on an annual basis or as needed if more frequently and is less than the Bank’s legal lending limit. Relationships in excess of the Bank’s in-house lending guideline are reported to the Board of Directors. The Board of Directors approves all loans required to be approved by regulation, such as Regulation O loans.

The Credit Risk Committee of the Bank, consisting of three or more directors, has been delegated by the Board of Directors of the Bank to assist the Board in its oversight responsibilities. The committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board on strategic guidance to management on the assumption, management and mitigation of credit risk.

Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $13.1 million to any one borrower at December 31, 2014. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $20.3 million to any one borrower at December 31, 2014. At December 31, 2014, the largest amount outstanding to any one borrower and his or her related interests was $12.0 million. This borrower is a AAA-rated university hospital system located within the our market area.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Most loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2014 were approximately $36.3 million, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2014	December 31, 2014	December 31, 2014
Real Estate Loans
Commercial	$114,300	$184,317	$262,463
Residential first mortgage	21,110	58,320	73,407
Construction and land development	26,867	9,503	-
Home equity and second mortgage	2,238	6,926	12,288
Commercial loans	73,625	-	-
Consumer loans	303	275	35
Commercial equipment	17,497	5,826	2,829
Total loans	$255,940	$265,167	$351,022

The following table sets forth the dollar amount of all loans due after one year from December 31, 2014, which have predetermined interest rates and have floating or adjustable interest rates.

(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$92,367	$354,413	$446,780
Residential first mortgage	105,082	26,645	131,727
Construction and land development	3,859	5,644	9,503
Home equity and second mortgage	2,362	16,852	19,214
Commercial loans	-	-	-
Consumer loans	310	-	310
Commercial equipment	6,625	2,030	8,655
	$210,605	$405,584	$616,189

Asset Classification

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting on asset quality. We use an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

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

(dollars in thousands)	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Classified assets
Substandard	$54,022	$56,880	$58,595
Doubtful	-	-	-
Loss	-	-	-
Total classified assets	54,022	56,880	58,595
Special mention assets	5,460	9,246	6,092
	$59,482	$66,126	$64,687

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. For an analysis of past due loans as of December 31, 2014 and 2013, respectively, refer to Note 6 in the Consolidated Financial Statements.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (“TDRs”) on an individualized basis to determine whether a loan is impaired (See Notes 1 and 6 of the Consolidated Financial Statements).

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

If a specific loan is deemed to be impaired it is evaluated for impairment. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that have an impairment, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan.

The Bank considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the debt is refinanced at market rates with no debt forgiveness. TDRs are evaluated for impairment on a loan-by-loan basis in accordance with the Bank’s impairment methodology. The Bank does not participate in any specific government or Bank-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

Specific loan loss reserves of $451,000 relate to impaired loans at December 31, 2014. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Recorded investment with no allowance	$45,587	$28,220	$34,717	$10,621	$10,020
Recorded investment with allowance	4,122	9,786	4,273	10,096	11,368

Total impaired loans	$49,709	$38,006	$38,990	$20,717	$21,388

Specific allocations of allowance	$451	$985	$1,548	$1,997	$1,998

Interest income recognized	$1,841	$1,608	$1,850	$793	$861

For additional information regarding impaired loans by class at December 31, 2014 and 2013, respectively, refer to Note 6 in the Consolidated Financial Statements.

The Bank closely monitors the payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size of and composition of the loan portfolio, the Bank’s historical loss experience, including trends in delinquency, non-performing and classified loans and charge-offs, economic conditions in the Bank’s market area, and a review of selected individual loans. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, actual losses may vary from the amounts estimated. Additionally, our regulators as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase or decrease the allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Notes 1 and 6 of the Consolidated Financial Statements.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	$4,076	64.34%	$3,525	58.97%	$4,092	55.47%	$2,526	51.55%	$3,314	50.72%
Residential first mtgs.	1,092	17.52%	1,401	19.69%	1,083	23.48%	539	22.90%	204	20.52%
Construction and land dev.	1,071	4.17%	584	3.96%	533	4.21%	354	5.11%	1,267	6.41%
Home equity and second mtgs.	173	2.46%	249	2.68%	280	2.91%	144	3.36%	98	3.68%
Commercial loans	1,677	8.44%	1,916	11.65%	1,948	11.65%	3,850	14.19%	2,551	15.77%
Consumer loans	3	0.07%	10	0.10%	19	0.13%	19	0.14%	32	0.19%
Commercial equipment	389	3.00%	453	2.94%	292	2.15%	223	2.75%	203	2.71%
Total allowance for loan losses	$8,481	100.00%	$8,138	100.00%	$8,247	100.00%	$7,655	100.00%	$7,669	100.00%

(1) Percent of loans in each category to total loans

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of period	$8,138	$8,247	$7,655	$7,669	$7,471
Charge-offs:
Commercial real estate	350	140	486	1,249	526
Residential first mtgs.	94	348	11	49	63
Construction and land dev.	992	36	141	213	2,249
Home equity and second mtgs.	59	111	211	-	71
Commercial loans	1,134	480	1,004	2,441	569
Consumer loans	3	12	5	3	10
Commercial equipment	10	35	169	150	256
Total Charge-offs	2,642	1,162	2,027	4,105	3,744
Recoveries:
Commercial real estate	11	-	-	-	-
Residential first mtgs.	186	11	38	1	-
Construction and land dev.	84	1	-	-	1
Home equity and second mtgs.	10	17	-	-	-
Commercial loans	5	23	51	-	-
Consumer loans	11	3	1	1	7
Commercial equipment	25	58	-	2	-
Total Recoveries	332	113	90	4	8
Net Charge-offs	2,310	1,049	1,937	4,101	3,736
Provision for Loan Losses	2,653	940	2,529	4,087	3,934
Balance at end of period	$8,481	$8,138	$8,247	$7,655	$7,669

Allowance for loan losses to total loans	0.97%	1.01%	1.09%	1.07%	1.16%
Net charge-offs to average loans	0.28%	0.14%	0.27%	0.61%	0.61%

Non-performing Assets

The Bank’s non-performing assets include other real estate owned, non-accrual loans and TDRs. Both non-accrual and TDR loans include loans that are paid current and are performing in accordance with the term of their original or modified contract terms. For a detailed discussion on asset quality see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Allowance for Loan Losses and Provision for Loan Losses.”

Other Real Estate Owned (“OREO”)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $5.9 million at December 31, 2014. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 8 to the Consolidated Financial Statements.

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

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial real estate	$3,824	$7,930	$5,331	$2,866	$8,243
Residential first mtgs.	533	2,245	3,739	2,439	1,747
Construction and land dev.	3,634	2,968	-	1,414	984
Home equity and second mtgs.	399	115	71	291	233
Commercial loans	1,587	1,935	3,732	2,264	2,262
Consumer loans	-	24	52	1	1
Commercial equipment	286	234	216	236	48

Total non-accrual loans (1)	10,263	15,451	13,141	9,511	13,518

OREO	5,883	6,797	6,891	5,029	10,469

TDRs: (2)
Commercial real estate	10,438	3,141	3,097	7,697	6,848
Residential first mtgs.	906	1,485	1,418	-	929
Construction and land dev.	4,376	-	-	1,717	-
Commercial loans	2,262	-	-	2,369	8,834
Commercial equipment	154	67	-	130	271
Total TDRs	18,136	4,693	4,515	11,913	16,882
Total Accrual TDRs	13,249	4,364	4,515	11,113	16,585

Total non-accrual loans, OREO and Accrual TDRs	$29,395	$26,612	$24,547	$25,653	$40,572

Interest due at stated rates, but not recognized	$845	$599	$626	$415	$875

Non-accrual loans to total loans	1.18%	1.91%	1.74%	1.32%	2.04%
Non-accrual loans and Accrual TDRs to total loans (2)	2.70%	2.45%	2.33%	2.87%	4.54%
Non-accrual loans, OREO and Accrual TDRs to total assets (2)	2.71%	2.60%	2.50%	2.61%	4.58%

(1) Non-accrual loans included loans 90 days or greater delinquent and $4.3 million and $4.4 million in loans paid current at December 31, 2013 and 2012, respectively. There were six loans with one well-secured commercial relationship that were current with all loan payments with no specific reserves due to the Bank’s superior credit position and the value of the underlying collateral. These loans were classified as non-accrual due to insufficient cash flow projections of the borrowers. In accordance with the Bank's policy, interest is recognized on these loans on a cash-basis if the loans are not impaired or there is no impairment. Non-accrual loans included only loans greater than 90 days delinquent at December 31, 2014.

(2) There were $4.9 million, $329,000, $800,000 and $297,000 of non-accrual TDRs at December 31, 2014, December 31, 2013, December 31, 2011 and December 31, 2010, respectively, which appear as both TDRs and non-accrual loans in the table above. The ratios were adjusted to avoid duplicative counting of such amounts.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”), including FNMA and FHLMC. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB system, the Bank is required to maintain investments in the Federal Reserve Bank as a condition of membership and the Federal Home Loan Bank based upon levels of borrowings.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. HTM securities and FHLB of Atlanta and Federal Reserve Bank stock are carried at amortized cost and AFS securities are carried at fair value. At December 31, 2014, 2013, and 2012, their estimated fair value was $133.3 million, $139.9 million, and $166.9 million, respectively.

	At December 31,
(dollars in thousands)	2014	2013	2012
Asset-backed securities:
Freddie Mac and Fannie Mae	$119,762	$126,607	$150,318
Other	1,472	3,120	4,439
Total asset-backed securities	121,234	129,727	154,757

Corporate equity securities	40	41	37
Bond mutual funds	4,321	4,130	4,281
Treasury bills	850	750	750
Total investment securities	126,445	134,648	159,825
FHLB and Federal Reserve Bank stock	6,434	5,593	5,476
Total investment securities	$132,879	$140,241	$165,301

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2014 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$8,084	1.81%	$19,708	1.82%	$8,671	1.76%	$1,865	1.69%
Mutual funds	4,198	2.05%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$12,282	1.89%	$19,708	1.82%	$8,671	1.76%	$1,865	1.69%

HTM Investment securities:
Asset-backed securities	$20,647	2.02%	$44,575	2.00%	$14,299	1.88%	$4,135	1.57%
U.S. government obligations	850	0.00%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$21,497	1.94%	$44,575	2.00%	$14,299	1.88%	$4,135	1.57%

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

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its ten branches in the tri-county area and its branches in King George County and the Fredericksburg area of Virginia. Total deposits were $869.4 million as of December 31, 2014. The Bank uses borrowings and other sources to supplement funding from deposits.

Deposits

The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, night depositories, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, remote deposit capture, merchant card services, investment services, positive pay, payroll services and lockbox. The Bank is a member of ACCEL, Master Card, Allpoint and Star ATM networks. The Bank uses deposit brokers to obtain funds. At December 31, 2014, 2013 and 2012, the Bank had $41.7 million, $27.0 million, and $19.1 million in deposits from brokers, respectively. In addition, the Bank utilizes the Certificate of Deposit Account Registry Service (“CDARS”) and insured cash sweeps (“ICS”) to provide existing customers with additional access to FDIC insurance. At December 31, 2014, 2013 and 2012, the Bank maintained CDARS and ICS deposits of $41.6 million, $29.3 million and $27.9 million, respectively.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$40,104	0.10%	$37,540	0.10%	$32,577	0.17%
Interest-bearing demand and money market accounts	281,960	0.27%	268,832	0.33%	262,331	0.56%
Certificates of deposit	389,641	0.97%	392,675	1.19%	432,487	1.60%
Total interest-bearing deposits	711,705	0.64%	699,047	0.80%	727,395	1.16%
Noninterest-bearing demand deposits	100,783		87,649		74,161
	$812,488	0.56%	$786,696	0.71%	$801,556	1.05%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2014.

	At December 31, 2014
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$57,152	$24,445
Three through six months	35,288	13,087
Six through twelve months	51,151	24,790
Over twelve months	72,637	21,610
Total	$216,228	$83,932

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

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2014, the Company and the Bank have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Reserve Board has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. For the period ended December 31, 2014, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As a result of Basel III (discussed further above), effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, a regulatory order requiring them to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

As of December 31, 2014, the Bank was well capitalized as defined by the Federal Reserve Board’s regulations.

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

Reserve Requirements

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2014: a 3% reserve ratio was assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2015, will require a 3% ratio for up to $103.6 million and an exemption of $14.5 million. At December 31, 2014, the Bank met applicable Federal Reserve Board reserve requirements.

Transactions with Affiliate

A state member bank is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2014, we had no transactions with affiliates.

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

Chief Officers

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Executive officers of the Bank also serve as executive officers of the Company. The executive officers of the Company are as follows:

Michael L. Middleton, 67, is Executive Chairman of the Company and the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank, which he served as until 2010. He remained President of the Company until May 2012. Mr. Middleton has over 40 years of banking experience. Before joining the Bank, Mr. Middleton was employed by KMPG-Peat Marwick. Mr. Middleton is a member of the Maryland Association of Certified Public Accountants and holds a Masters of Business Administration from the University of Maryland. He also attended the Harvard Business School Program on Negotiation. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the FHLB of Atlanta, serving as Chairman of the Board in 2004. Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He completed his term as Chairman of the Maryland Bankers Association in June 2013 and is currently the Chairman of the Board for the College of Southern Maryland, serves on the Advisory Board of the Robert H. Smith School of Business Center for Financial Policy and serves on the Federal Reserve’s Community Depository Advisory Council. He also serves on several philanthropic and civic boards.

William J. Pasenelli, 56, is a Director and President and Chief Executive of the Company and Bank. Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. He relinquished the position of Chief Financial Officer of the Bank in March 2013. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli has over 20 years of banking experience. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups. Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University. He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 60, joined the Bank in 1988. He serves as the Bank’s Executive Vice President—Chief Lending Officer of the Company and the Bank. Before joining the Bank, he was Vice President of Maryland National Bank. Mr. Cockerham has over 35 years of banking experience. Mr. Cockerham serves as former Chairman of the College of Southern Maryland Foundation and is the current Chairman of the Maryland Title Center. He is a Paul Harris Fellow and Foundation Chair with the Rotary Club of Charles County and serves on various civic boards. Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelors of Science from West Virginia University. He also attended the Harvard Business School Program on Negotiation.

James M. Burke, 47, joined the Bank in 2006. He serves as the Bank’s Executive Vice President—Chief Risk Officer of the Company and the Bank. Before his appointment as Executive Vice President in 2007, he served as the Bank’s Senior Credit Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank. Mr. Burke has over 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point College. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation.

James F. DiMisa, 55, joined the Bank in 2006. He serves as Executive Vice President—Chief Operating Officer of the Company and the Bank. Before joining the Bank, Mr. DiMisa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. DiMisa has over 30 years of banking experience. Mr. DiMisa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. DiMisa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration from Mount St. Mary’s College and a Bachelors of Science from George Mason University. He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 48, joined the Bank in 2009. He serves as Executive Vice President—Chief Financial Officer of the Company and the Bank. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 25 years of experience in corporate finance, controllership and external audit. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. Mr. Capitani is a Certified Public Accountant and holds a Bachelors of Arts from the University of California at Santa Barbara. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Christy M Lombardi, 38, joined the Bank in 1998. She serves as Executive Vice President—Chief Administrative Officer of the Company and the Bank. Ms. Lombardi is responsible for administrative and corporate governance matters for the Company, and oversees human resources and shareholder relations. Ms. Lombardi has 20 years of banking experience. She serves as Vice Chair for the Calvert County Chamber of Commerce Board of Directors and serves on the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance. She is a Maryland Bankers School graduate and holds a Masters in Management from University of Maryland University College. Ms. Lombardi also attended the Harvard Business School Program on Negotiation.

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

At December 31, 2014, our loan portfolio consisted of $561.1 million, or 64.3%, of commercial real estate loans, $73.6 million, or 8.4%, of commercial business loans and $26.2 million, or 3.0%, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2014, $5.7 million, or 55.5%, of our non-accrual loans of $10.3 million consisted of commercial loans.

Our provision for loan losses has been elevated during the last five years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2014 and 2013, we recorded a provision for loan losses of $2.7 million and $940,000, respectively. We also recorded net loan charge-offs of $2.3 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $29.4 million, or 2.71% of total assets, at December 31, 2014. Additionally, loans that were classified as either special mention and substandard were $52.2 million at December 31, 2014. We had no loans classified as doubtful or loss at December 31, 2014. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Non-performing and classified assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2014, our non-accrual loans totaled $10.3 million, or 1.18% of our loan portfolio, and our non-accrual loans, OREO and accruing TDRs totaled $29.4 million, or 2.71% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2014 our total classified assets were $54.0 million. While we continue to accrue interest income on classified assets that are performing, these assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2014, $152.8 million, or 17.5%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, and $21.5 million, or 2.5%, of our total loan portfolio consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Although we do not have any current definitive plans to do so, other than what we have already disclosed regarding a planned new branch in Fredericksburg in 2015, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. To the extent that we undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. We may be able to adequately and profitably manage anticipated growth.

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

Our marketplace is primarily in the counties of Charles, Calvert and St. Mary’s, Maryland and neighboring communities, and, to a lesser extent, the Northern Neck region and Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

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

The Capital rules that were issued require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

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

The Bank became subject to increased internal control reporting under FDIC regulations in 2014. If it cannot favorably assess the effectiveness of its internal controls over financial reporting or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, we may be subject to additional regulatory scrutiny.

The Bank’s total assets exceeded $1.0 billion at December 31, 2014 and it became subject to further reporting requirements under the rules of the FDIC for fiscal year 2014. Pursuant to these rules, management was required to prepare a report that contained an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. The Bank was also required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting. The rules that must be met for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of the Bank’s internal controls over financial reporting. In addition, in connection with the attestation process, the Bank may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from its independent registered public accounting firm. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

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

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

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

The amount of interest payable on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after February 15, 2020.

The interest rate on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after February 15, 2020. From and including the issue date of such notes but excluding February 15, 2020, the notes will bear interest at a fixed rate of 6.25% per year. From and including February 15, 2020, to but excluding the maturity date, the notes will bear interest at an annual floating rate equal to the three-month LIBOR plus 479 basis points for any interest period. If interest rates rise, the cost of our subordinated notes may increase thereby negatively affecting our net income.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and Fredericksburg and King George, Virginia. The Bank owns all of its branches except for the Dunkirk, Maryland branch, the Fredericksburg, Virginia branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. Lease expiration dates range from 2017 to 2028 with renewal options of 5 to 10 years. The total net book value of the properties at December 31, 2014 was $17.8 million which included $12.2 million related to buildings and improvements.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2014 and 2013 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2014	$21.50	$19.56	$0.10
September 30, 2014	23.75	20.21	0.10
June 30, 2014	23.96	20.55	0.10
March 31, 2014	24.80	19.38	0.10
December 31, 2013	22.18	18.95	0.10
September 30, 2013	19.20	18.20	0.10
June 30, 2013	18.68	16.71	0.10
March 31, 2013	18.75	15.98	0.10

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at February 27, 2015 was 527.

Dividends

The Company paid annual cash dividends on common stock between 1994 and 2012. For fiscal year 2012, the Company paid an annual cash dividend of $0.40 per share. During 2013, the Board of Directors announced its intent to move to a quarterly dividend. During 2013 and 2014, the Company declared and paid four quarters of dividends at $0.10 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter.

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

On September 22, 2011, the U.S. Department of Treasury purchased $20.0 million of the Company’s Series C Preferred Stock under the Small Business Lending Fund. For the year ended December 31, 2014, the Company’s dividend rate on the SBLF funds was 1%. See Notes 20 and 23 to the Consolidated Financial Statements. During 2013, the Company had increased its Qualified Small Business Lending (“QSBL”) so that the dividend rate would remain at 1% through four and one half years from issuance. After four and one half years from issuance, the dividend rate would have increased to 9%. On February 13, 2015, the Company’s federal banking regulator approved the repayment of SBLF by the Company. The Company used proceeds from a $23 million dollar subordinated debt offering closed on February 6, 2015 to redeem all $20 million of the Company’s outstanding preferred stock issued under the SBLF program.

Stock Performance Graph

Not required as the Company is filing as a smaller reporting company.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of December 31, 2014, 66,046 shares were available to be repurchased under the repurchase program. There were no repurchases during the three months ended December 31, 2014.

Item 6 - Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2014, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included elsewhere in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010

FINANCIAL CONDITION DATA
Total assets	$1,082,878	$1,023,824	$981,639	$983,480	$885,936
Loans receivable, net	862,409	799,130	747,641	710,089	654,450
Investment securities	126,445	134,648	159,825	195,344	161,935
Deposits	869,384	821,295	820,231	827,253	724,582
Borrowings	76,672	70,476	61,527	60,577	71,440
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Stockholders’ equity—preferred	20,000	20,000	20,000	20,000	16,317
Stockholders’ equity—common	96,559	90,730	59,047	55,454	54,788

OPERATING DATA
Interest and dividend income	$41,759	$39,678	$40,293	$39,959	$39,537
Interest expenses	6,698	7,646	10,604	13,121	13,580
Net interest income (NII)	35,061	32,032	29,689	26,838	25,957
Provision for loan losses	2,653	940	2,529	4,087	3,933
NII after provision for loan losses	32,408	31,092	27,160	22,751	22,024
Noninterest income	4,093	4,174	4,410	4,193	3,580
Noninterest expenses	26,235	24,844	23,804	22,249	18,195
Income before income taxes	10,266	10,422	7,766	4,695	7,409
Income taxes	3,776	3,771	2,776	1,534	2,643
Net income	6,490	6,651	4,990	3,161	4,766
Preferred stock dividends declared	200	200	200	672	847
Income available to common shares	$6,290	$6,451	$4,790	$2,489	$3,919

COMMON SHARE DATA
Basic earnings per common share	$1.35	$1.90	$1.57	$0.83	$1.31
Diluted earnings per common share	1.35	1.88	1.57	0.82	1.30
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share (1)	20.53	19.52	19.34	18.32	18.25
Common shares outstanding at end of period	4,702,715	4,647,407	3,052,416	3,026,557	3,002,616
Basic weighted average common shares	4,646,424	3,402,432	3,043,039	3,016,286	2,985,080
Diluted weighted average common shares	4,655,127	3,426,793	3,055,362	3,052,810	3,008,279

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010

KEY OPERATING RATIOS
Return on average assets	0.63%	0.69%	0.52%	0.35%	0.57%
Return on average total equity	5.69	7.49	6.42	4.33	6.76
Return on average common equity	6.69	9.38	8.29	4.47	7.24
Interest rate spread	3.54	3.44	3.18	3.05	3.12
Net interest margin	3.68	3.56	3.31	3.21	3.32
Efficiency ratio (2)	67.00	68.62	69.81	71.70	61.60
Common dividend payout ratio	29.63	21.05	25.48	48.78	30.77
Non-interest expense to average assets	2.56	2.56	2.47	2.46	2.16
Avg. int-earning assets to avg. int-bearing liabilities	118.83	114.57	111.56	110.11	111.80

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	11.11	9.16	8.07	8.06	8.39
Allowance for loan losses to total loans at end of period	0.97	1.01	1.09	1.07	1.16
Allowance for loan losses to nonperforming loans	82.64	72.86	94.78	80.49	56.73
Net charge-offs to avg. outstanding loans	0.28	0.14	0.27	0.61	0.61
Nonperforming loans to total loans (3)	1.18	1.38	1.15	1.32	2.04
Non-accrual loans to total loans (4)	1.18	1.91	1.74	1.32	2.04
Non-accrual loans and TDRs to total loans (5)	2.70	2.45	2.33	2.87	4.54
Non-accrual loans and OREO to total assets	1.49	2.17	2.04	1.48	2.71
Non-accrual loans, OREO and TDRs to total assets (5)	2.71	2.60	2.50	2.61	4.58

OTHER DATA
Number of:
Full-time equivalent employees	172	165	160	143	131
Full-service offices	12	11	11	10	10
Loan Production Offices	5	4	n/a	n/a	n/a
REGULATORY CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets	12.24%	12.50%	9.39%	9.17%	9.44%
Tier 1 capital to risk-weighted assets	14.26	14.66	11.76	11.65	11.84
Total risk-based capital	15.21	15.62	12.84	12.69	12.94

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

(5) At December 31, 2014, the Bank had total TDRs of $18.1 million with two TDR relationships totaling $4.9 million in non-accrual status. One TDR customer relationship of $3.9 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. Additionally at December 31, 2014, the Bank has one TDR loan of $1.0 million that is 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios. There were $329,000, $800,000 and $297,000 of non-accrual TDRs at December 31, 2013, December 31, 2011 and December 31, 2010, respectively.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2014, the allowance for loan losses was $8.5 million or 0.97% of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings. For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 to the Consolidated Financial Statements and the discussion under the caption “Provision for Loan Losses” below.

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

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company opened a branch in Fredericksburg, Virginia on July 15, 2014. The Company plans to open a second full-service branch in downtown Fredericksburg in the next 12 months. In addition, the Company maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

The Bank opened a commercial loan production office (“LPO”) in Fredericksburg, Virginia during August 2013 and a branch in July 2014. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. During the second quarter of 2014, we continued to execute the Bank’s growth strategy and added seasoned lenders and support staff to expand into the city of Annapolis and surrounding Anne Arundel County. We opened the Annapolis LPO in October 2014. We are optimistic that our returns on these investments will continue to increase shareholder value during 2015.

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

The Bank has increased assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its commercial business generation efforts on targeting small and medium sized businesses with revenues between $5.0 million and $35.0 million. The Bank’s marketing is also directed towards increasing its balances of transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

During the fourth quarter of 2013, the Company began to leverage the $27.4 million in additional capital from the October 2013 capital raise to increase interest-earning assets. The Bank has successfully grown its loan portfolio $103.2 million from $768.9 million at September 30, 2013 to $872.1 million at December 31, 2014.

On February 6, 2015 the Company closed a public offering of $23.0 million of its unsecured 6.25% fixed to floating rate subordinated notes due 2025. On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as tier 2 regulatory capital and replaced SBLF tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to Community Bank of the Chesapeake, supporting organic growth, possible acquisitions of branches or other financial institutions should accretive acquisition opportunities arise and the payment of dividends.

Economy

The U.S. economy grew slowly throughout 2013 and 2014. Beginning in 2012, local real estate values stabilized and housing prices began to recover. However, uncertainty for small and medium size businesses has lessened the demand for lending. The impact of slower economic growth on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget have hampered economic expansion. The Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

COMPARISION OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Earnings Summary

Net income available to common shareholders for 2014 was stable compared to the prior year decreasing $161,000 to $6.3 million or 2.5% compared to 2013. Diluted earnings per share (“EPS”) were $1.35 in 2014, a decrease of $0.53 compared to 2013. The decrease in EPS was the result of the fourth quarter 2013 capital raise previously discussed. The Company’s return on average assets was 0.63% in 2014, a decrease of 6 basis points from 2013. The Company’s return on average common stockholders' equity was 6.69% in 2014, a decrease of 269 basis points from 2013.

Pretax operating income decreased $156,000 to $10.3 million in 2014 compared to 2013.

The decreased income in 2014 was primarily due to the following:

•	The provision for loan losses increased $1.7 million to $2.7 million in 2014 due primarily to increases related to specific credits and increased average loan balances. The overall credit quality of our loan portfolio improved after charge-offs were taken and other workout strategies were exercised for challenging credits. At year end, this resulted in lower levels of classified loans and assets compared to the prior year. The general allowance as a percentage of gross loans increased in 2014 to 0.92% from 0.89% in 2013. During the same time frame the specific allowance decreased 7 basis point to 0.05% as a result of charge-offs and specific work out strategies.

•	Noninterest income decreased $81,000 to $4.1 million for 2014 compared to 2013. Lower gains on mortgage loans sales and service charge income were partially offset by increases in gains on the sale of OREO.

•	Noninterest expense increased $1.4 million or 5.6% to $26.2 million for 2014 compared to 2013. Employee compensation, occupancy expense and data processing increased to support the growth of the Bank and increased compliance costs. These increases were partially offset by a decrease in costs for FDIC insurance and OREO. The Company’s efficiency ratio improved from 68.62% for 2013 to 67.00% for 2014 and non-interest expense as a percentage of average assets remained flat at 2.56% for both years.

The increased expenses were partially offset by the following positive trends:

•	Net interest income was $35.1 million in 2014, an increase of $3.0 million or 9.5% compared to 2013.

o	Interest income increased $2.1 million. The increase was driven by increased loan average balances. The Bank increased average net loan balances $72.7 million to $838.1 million for the fourth quarter of 2014 from $765.4 million for the fourth quarter of 2013. Loan volume was partially offset by yield declines. Average loan yields decreased 20 basis points from 5.02% for 2013 to 4.82% for 2014.

o	Interest expense decreased $948,000. This was primarily due to a decrease in the cost of funds compared to the prior year. The Bank continued to develop core deposit relationships and increased transaction deposits as it re-priced maturing time deposits. Higher cost time deposits were partially replaced with lower cost transaction and time deposits. In addition, the Bank continued to decrease its deposit costs on transaction accounts. The Bank completed the year with a $48.1 million increase in total deposits to $869.4 million. Transaction accounts increased to 56% at December 31, 2014 from 53% and 51% at December 31, 2013 and 2012, respectively.

A more detailed analysis comparing the results of operations for the years ended December 31, 2014 and 2013 follows.

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

Net interest income increased to $35.1 million for the year ended December 31, 2014 compared to $32.0 million for the year ended December 31, 2013. The net interest margin was 3.68% for the year ended December 31, 2014, a 12 basis point increase from 3.56% for the year ended December 31, 2013. The increase was largely the result of an increase in loan average balances during 2014 compared to 2013. The growth in loan balances is directly attributable to the Bank continuing to be an important commercial lender in our legacy Southern Maryland footprint while adding greater than $80 million in new loans in the newer Fredericksburg, Virginia market. In addition, the Company’s cost of funds decreased in 2014. This decrease began during 2012 as certificates of deposit re-priced and rates declined on money market accounts. The average cost of total interest-bearing liabilities decreased 14 basis points from 0.97% for 2013 to 0.83% for 2014. Lastly, cost of deposits has decreased over the last several years because the composition of deposits has changed from reliance upon time deposits to lower cost transaction, both interest-bearing and noninterest bearing, demand deposits. Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$39,475	$37,196	$2,279	6.1%
Taxable interest and dividends on investment securities	2,270	2,466	(196)	(7.9)%
Interest on deposits with banks	14	16	(2)	(12.5)%
Total Interest and Dividend Income	41,759	39,678	2,081	5.2%

Interest Expenses
Deposits	4,586	5,581	(995)	(17.8)%
Short-term borrowings	12	14	(2)	(14.3)%
Long-term debt	2,100	2,051	49	2.4%
Total Interest Expenses	6,698	7,646	(948)	(12.4)%

Net Interest Income (NII)	$35,061	$32,032	$3,029	9.5%

Interest and dividend income increased by $2.1 million to $41.8 million for the year ended December 31, 2014, compared to $39.7 million for the year ended December 31, 2013. Growth in the average balance of loans and, to a lesser extent, investment yields were partially offset by decreases in yields on loans and average investment balances. Interest and dividend income increased $3.8 million due to growth of $78.0 million in the average balance of loans from $741.4 million to $819.4 million and $187,000 due to higher investment yields. This increase was partially offset by a decrease of $1.5 million in interest income from a reduction in loan yields. Average loan yields declined 20 basis points from 5.02% for the year ended December 31, 2013 to 4.82% for the year ended December 31, 2014. Interest and dividend income was further reduced $385,000 as average interest-earning investment balances decreased $22.6 million from $157.2 million for the year ended December 31, 2013 to $134.6 million for the year ended December 31, 2014.

The cost of funds continued to decrease as certificates of deposit re-price and lower rates are offered on money market accounts. The average cost of total interest-bearing liabilities decreased 14 basis points from 0.97% for year ended December 31, 2013 to 0.83% for the year ended December 31, 2014. Deposit costs decreased 15 basis points from 0.71% to 0.56% during the same timeframe. Additionally, the increase in average noninterest bearing demand deposits of $13.2 million contributed to the decline in funding costs with average balances increasing from $87.6 million for the year ended December 31, 2013 to $100.8 million for the year ended December 31, 2014.

Interest expense decreased $948,000 to $6.7 million for the year ended December 31, 2014 compared to $7.6 million for the year ended December 31, 2013 due primarily to a reduction in the cost of funds on interest-bearing liabilities; as interest expense decreased $1.1 million due to a decrease in rates. This was principally achieved by a decrease in the average rates paid on certificates of deposits and money market accounts, which declined from 1.19% and 0.33%, respectively, for the year ended December 31, 2013 to 0.97% and 0.27%, respectively, for the year ended December 31, 2014. The Company has been successful in increasing its core deposits and reducing its cost of funds in the low interest rate environment over the last several years. In addition, the average rate paid on debt, which includes long-term debt, subordinated debentures and short-term borrowings, decreased from 2.42% to 2.32% for the comparable period. Interest expense was also reduced $30,000 due to a decline in average certificate of deposit balances of $3.1 million from $392.7 million for the year ended December 31, 2013 to $389.6 million for the year ended December 31, 2014. These reductions were partially offset by increases in interest expense due to larger average balances for interest-bearing transaction accounts and debt. Interest expense increased $38,000 due to a $15.7 million increase in average interest-bearing transaction accounts from $306.4 million for the year ended December 31, 2013 to $322.1 million for the year ended December 31, 2014. Interest expense increased $137,000 due to a $5.8 million increase in average debt balances from $85.3 million for the year ended December 31, 2013 to $91.1 million for the year ended December 31, 2014.

The table below presents information on average balances and rates for deposits

	For the Years Ended December 31,
	2014		2013
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$40,104	0.10%	$37,540	0.10%
Interest-bearing demand and money market accounts	281,960	0.27%	268,832	0.33%
Certificates of deposit	389,641	0.97%	392,675	1.19%
Total interest-bearing deposits	711,705	0.64%	699,047	0.80%
Noninterest-bearing demand deposits	100,783		87,649
	$812,488	0.56%	$786,696	0.71%

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

	Year Ended December 31, 2014
	compared to Year Ended
	December 31, 2013
	Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$3,758	$(1,479)	$2,279
Investment securities, federal funds sold and interest bearing deposits	(385)	187	(198)
Total interest-earning assets	$3,373	$(1,292)	$2,081

Interest-bearing liabilities:
Savings	3	(1)	2
Interest-bearing demand and money market accounts	35	(166)	(131)
Certificates of deposit	(30)	(836)	(866)
Long-term debt	137	(95)	42
Short-term debt	-	(2)	(2)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	7	7
Total interest-bearing liabilities	$145	$(1,093)	$(948)
Net change in net interest income	$3,228	$(199)	$3,029

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past two fiscal years. There are no tax equivalency adjustments.

	For the Years Ended December 31,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$819,381	$39,475	4.82%	$741,369	$37,196	5.02%
Investment securities, federal funds sold and interest-bearing deposits	134,552	2,284	1.70%	157,211	2,482	1.58%
Total Interest-Earning Assets	953,933	41,759	4.38%	898,580	39,678	4.42%
Cash and cash equivalents	11,979			13,028
Other assets	60,530			57,455
Total Assets	$1,026,442			$969,063

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$40,104	$40	0.10%	$37,540	$38	0.10%
Interest-bearing demand and money market accounts	281,960	755	0.27%	268,832	886	0.33%
Certificates of deposit	389,641	3,791	0.97%	392,675	4,657	1.19%
Long-term debt	74,714	1,788	2.39%	68,996	1,746	2.53%
Short-term debt	4,344	12	0.28%	4,278	14	0.33%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	312	2.60%	12,000	305	2.54%

Total Interest-Bearing Liabilities	802,763	6,698	0.83%	784,321	7,646	0.97%

Noninterest-bearing demand deposits	100,783			87,649
Other liabilities	8,898			8,318
Stockholders' equity	113,998			88,775
Total Liabilities and Stockholders' Equity	$1,026,442			$969,063

Net interest income		$35,061			$32,032

Interest rate spread			3.54%			3.44%
Net yield on interest-earning assets			3.68%			3.56%
Ratio of average interest-earning assets to average interest bearing liabilities			118.83%			114.57%

Cost of funds			0.74%			0.88%
Cost of deposits			0.56%			0.71%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Provision for loan losses	$2,653	$940	$1,713	182.2%

The provision for loan losses increased $1.7 million from the comparable period in 2013 to $2.7 million for the year ended December 31, 2014 and reflected an increase in net-charge-offs offset by a decrease in the specific allowance of nonperforming loans. The provision for loan losses increased in 2014 due primarily to increases related to specific credits and increased average loan balances. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to other real estate owned, or the sale of non-performing and classified loans. Net charge-offs increased $1.3 million from $1.0 million for the year ended December 31, 2013 to $2.3 million for the year ended December 31, 2014, primarily due to the two loan relationships discussed below.

In the fourth quarter of 2014, the Bank granted concessions on two loan relationships, each of which was classified as substandard. As a result of these concessions, the Bank determined that the loans were troubled debt restructurings (“TDRs”). As such, the loans became impaired and were evaluated for impairment in accordance with Bank policy. The first loan relationship, which totaled $8.6 million, consisted of commercial real estate and construction loans. The borrower agreed to provide additional collateral to cover most of the deficiency determined as a result of the impairment analysis and the Bank charged-off $500,000 in principal. The carrying value of the loans at December 31, 2014 was $8.2 million. The second loan relationship, which totaled approximately $3.8 million, consisted of construction and land development and commercial loans. As a result of the concessions granted and the impairment analysis, the Bank charged-off $843,000 and took 11 finished residential lots into other real estate owned (“OREO”). At December 31, 2014, the carrying value of the loans and the OREO was $1.9 million and $757,000, respectively. Both loan relationships were current and making payments in accordance with their original contract terms before the restructuring occurred. Accordingly, the two loan relationships remained on accrual status at December 31, 2014. As a result of these classifications, total accruing TDRs increased to $13.2 million at December 31, 2014 from $4.4 million at December 31, 2013. Total nonaccrual loans and OREO at December 31, 2014 were $10.3 million and $5.9 million, respectively, as compared to $15.5 million and $6.8 million, respectively, at December 31, 2013, representing a decrease of $5.2 million and $0.9 million, respectively. Additionally, total classified assets declined $2.9 million from $56.9 million at December 31, 2013 to $54.0 million at December 31, 2014.

See further discussion of the provision under the caption “Asset Quality, Allowance for Loan Losses and Provision for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$368	$391	$(23)	(5.9)%
Gain on sale of asset	7	11	(4)	(36.4)%
Net gains on sale of OREO	322	179	143	79.9%
Net gains on sale of investment securities	19	-	19	n/a
Income from bank owned life insurance	671	620	51	8.2%
Service charges	2,213	2,346	(133)	(5.7)%
Gain on sale of loans held for sale	493	627	(134)	(21.4)%
Total Noninterest Income	$4,093	$4,174	$(81)	(1.9)%

Noninterest income decreased slightly during 2014 compared to the prior year as reductions in gains on the sale of loans held for sale and service charge income were partially offset by increased gains on sales of other real owned.

Service charge income decreased due to the Bank’s focus on transaction account acquisition. The Bank is providing more products and services to attract and retain commercial customers. In addition, the Bank continued to see a reduction in service fees due to increased regulation.

During the year ended December 31, 2014, the Bank recognized $322,000 in gains on the sale of OREO which consisted of the sale of eight properties for net proceeds of $3.7 million, which included the financing of $1.0 million dollars on a residential subdivision that was transferred from OREO to loans during the fourth quarter of 2014. The contracted sales price of $1.4 million on the residential subdivision qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

Gains on loans originated for sale in the secondary market decreased in 2014 compared to the prior year. Secondary market sales slowed during the third quarter of 2013 as a result of rising residential mortgage interest rates. The refinance market rebounded slightly during the second half of 2014 due a decrease in rates. The Bank recognized $349,000, or 70.8% of 2014 gains on loan sales, in the last six months of 2014. In 2013, secondary market sales were concentrated during the first six months of 2013, as residential mortgage refinancing slowed during the third and fourth quarters of 2013 due to rising market interest rates. The Bank recognized $516,000, or 82.3% of 2013 gains on loan sales, in the six months ended June 30, 2013.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2014	2013	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$15,851	$14,521	$1,330	9.2%
Occupancy expense	2,371	2,139	232	10.8%
Advertising	545	477	68	14.3%
Data processing expense	1,556	1,289	267	20.7%
Professional fees	1,129	1,095	34	3.1%
Depreciation of furniture, fixtures, and equipment	753	765	(12)	(1.6)%
Telephone communications	185	200	(15)	(7.5)%
Office supplies	204	226	(22)	(9.7)%
FDIC Insurance	709	1,115	(406)	(36.4)%
OREO valuation allowance and expenses	386	787	(401)	(51.0)%
Other	2,546	2,230	316	14.2%
Total Noninterest Expense	$26,235	$24,844	$1,391	5.6%

	Years Ended December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Compensation and Benefits	$15,851	$14,521	$1,330	9.2%
OREO Valuation Allowance and Expenses	386	787	(401)	(51.0)%
Other Operating Expenses	9,998	9,536	462	4.8%
Total Noninterest Expense	$26,235	$24,844	$1,391	5.6%

For the year ended December 31, 2014, noninterest expense increased 5.6%, or $1.4 million, to $26.2 million from $24.8 million for the comparable period in 2013. The increase was primarily due to growth in salary and employee benefits of $1.3 million to $15.9 million as the Bank added employees in 2014 to support its expansion in Fredericksburg, Virginia and Annapolis, Maryland and the surrounding markets. Occupancy and advertising expense increased compared to the same period of the prior year primarily as a result of the Company’s entrance into new markets. Additionally, salary and benefits, data processing and other expenses were impacted by the increased cost of compliance and regulation. These increased costs were partially offset by a reduction in FDIC insurance premiums and OREO related expenses. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the year ended December 31, 2014 were 67.00% and 2.56%, respectively, compared to 68.62% and 2.56%, respectively, for the year ended December 31, 2013.

Income Tax Expense

For the years ended December 31, 2014 and 2013, the Company recorded income tax expense of $3.8 million. The Company’s effective tax rates for the years ended December 31, 2013 and 2012 were 36.78% and 36.18%, respectively. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2014 than in 2013.

COMPARISION OF FINANCIAL CONDITON AT DECEMBER 31, 2014 AND 2013

Assets

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change

Cash and due from banks	$17,275	$11,408	$5,867	51.4%
Federal funds sold	965	8,275	(7,310)	(88.3)%
Interest-bearing deposits with banks	3,133	4,836	(1,703)	(35.2)%
Securities available for sale (AFS), at fair value	41,939	48,247	(6,308)	(13.1)%
Securities held to maturity (HTM), at amortized cost	84,506	86,401	(1,895)	(2.2)%
FHLB and FRB stock - at cost	6,434	5,593	841	15.0%
Loans receivable - net of ALLL of $8,481 and $8,138	862,409	799,130	63,279	7.9%
Premises and equipment, net	20,586	19,543	1,043	5.3%
Other real estate owned (OREO)	5,883	6,797	(914)	(13.4)%
Accrued interest receivable	3,036	2,974	62	2.1%
Investment in bank owned life insurance	27,021	19,350	7,671	39.6%
Other assets	9,691	11,270	(1,579)	(14.0)%
Total Assets	$1,082,878	$1,023,824	$59,054	5.8%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $63.3 million from $799.1 million at December 31, 2013 to $862.4 million at December 31, 2014, due primarily to increases in loans for commercial real estate.

The Company has grown its loan portfolio $102.6 million between September 30, 2013 and December 31, 2014. The Bank opened a LPO in Fredericksburg, Virginia during August 2013. The increase in the commercial loan portfolio reflects increased volume in our established Southern Maryland footprint and over $80 million in new loans as a result of the opening of the Fredericksburg LPO. The Company opened its Annapolis, Maryland LPO in October 2014 and is optimistic about its prospects in this market.

Details of the Company’s loan portfolio are presented below:

(dollars in thousands)	December 31, 2014%		December 31, 2013%

Commercial real estate	$561,080	64.34%	$476,648	58.97%
Residential first mortgages	152,837	17.52%	159,147	19.69%
Construction and land development	36,370	4.17%	32,001	3.96%
Home equity and second mortgages	21,452	2.46%	21,692	2.68%
Commercial loans	73,625	8.44%	94,176	11.65%
Consumer loans	613	0.07%	838	0.10%
Commercial equipment	26,152	3.00%	23,738	2.94%
	872,129	100.00%	808,240	100.00%
Less:
Deferred loan fees	1,239	0.14%	972	0.12%
Allowance for loan losses	8,481	0.97%	8,138	1.01%
	9,720		9,110
	$862,409		$799,130

Asset Quality, Allowance for Loan Losses and Provision for Loan Losses

Provision for Loan Losses and the Allowance for Loan Losses

The allowance for loan losses decreased from 1.01% of gross loans at December 31, 2013 to 0.97% of gross loans at December 31, 2014 due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions and a reduction in specific reserves on impaired loans. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

During the year ended December 31, 2014, net charge-offs were $2.3 million. During the second quarter of 2014, the Bank charged off $650,000 related to $3.4 million in commercial loans to one customer as a result of a sale of the loans to a third party. The sale of the loans decreased the Bank’s specific allowance and classified loans. As discussed previously, during the fourth quarter of 2014, the Bank charged off $1.3 million on two customer loan relationships after concessions granted resulted in the relationships being classified as TDRs and therefore subject to impairment analysis. The charge-offs on the TDR loans decreased the Bank’s specific allowance. The allowance for loan losses increased $343,000 from December 31, 2013 to December 31, 2014. The increase in the allowance reflects an increase in the general allowance of $877,000 partially offset by a decrease in specific reserves of $534,000. The Bank has increased its general allowance as a percentage of gross loans 3 basis points from 0.89% at December 31, 2013 to 0.92% at December 31, 2014. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2014 and December 31, 2013, respectively.

(dollar in thousands)	December 31, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans

General Allowance	$8,030	0.92%	$7,153	0.89%
Specific Allowance	451	0.05%	985	0.12%
Total Allowance	$8,481	0.97%	$8,138	1.01%

The aggregate amount of specific allowances has decreased principally due to an overall improvement in the credit quality of our loan portfolio as charge-offs were taken and other workout strategies were exercised for challenging credits. Non-performing loans were resolved with workouts, charge-offs and transfers to OREO. Classified loans of the commercial portfolio, which include commercial real estate, commercial, commercial equipment and construction and land development loans have decreased from $62.8 million at December 31, 2011 to $44.5 million at December 31, 2014 and $45.2 million at December 31, 2013 (see Note 6 to the Consolidated Financial Statements). Total classified loans decreased $1.1 million from $47.6 million at December 31, 2013 to $46.7 million at December 31, 2014.

The following table provides the five-year trend of net charge-offs as a percentage of average loans.

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Average loans	$819,381	$741,369	$719,798	$671,242	$615,887
Net charge-offs	2,309	1,049	1,937	4,101	3,736
Net charge-offs to average loans	0.28%	0.14%	0.27%	0.61%	0.61%

Asset Quality

The following tables show selected asset quality ratios for the years ended December 31, 2014 and 2013.

(dollars in thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
ASSET QUALITY
Total assets	$1,082,878	$1,023,824	$59,054	5.77%
Gross loans	872,129	808,240	63,889	7.90
Allowance for loan losses	8,481	8,138	343	4.21
Past due loans (PDLs) (31 to 89 days)	1,820	8,060	(6,240)	(77.42)
Nonperforming loans (NPLs) (>=90 days)	10,263	11,170	(907)	(8.12)
Non-accrual loans (NPLs + non-accrual only loans) (a)	10,263	15,450	(5,187)	(33.57)
Accruing troubled debt restructures (TDRs) (b)	13,249	4,364	8,885	203.60
Other real estate owned (OREO)	5,883	6,797	(914)	(13.45)
ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.97%	1.01%
Allowance for loan losses to nonperforming loans	82.64	72.86
Past due loans (PDLs) to total loans	0.21	1.00
Nonperforming loans (NPLs) to total loans	1.18	1.38
Loan delinquency (PDLs + NPLs) to total loans	1.39	2.38
Non-accrual loans to total loans	1.18	1.91
Non-accrual loans and TDRs to total loans	2.70	2.45
Non-accrual loans and OREO to total assets	1.49	2.17
Non-accrual loans, OREO and TDRs to total assets	2.71	2.60

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

(b) At December 31, 2014, the Bank had total TDRs of $18.1 million with two TDR relationships totaling $4.9 million in non-accrual status. One TDR customer relationship of $3.9 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy. Additionally at December 31, 2014, the Bank has one TDR loan of $1.0 million that is 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios.

Classified Assets and Special Mention Assets

(dollars in thousands)	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$46,735	$47,645	$48,676	$68,515
Doubtful	-	-	-	-
Loss	-	-	-	37
Total classified loans	46,735	47,645	48,676	68,552
Special mention loans	5,460	9,246	6,092	-
Total classified and special mention loans	$52,195	$56,891	$54,768	$68,552

Classified loans	46,735	47,645	48,676	68,552
Classified securities	1,404	2,438	3,028	6,057
Other real estate owned	5,883	6,797	6,891	5,029
Total classified assets	$54,022	$56,880	$58,595	$79,638

During 2014, classified assets (which include loans classified as substandard, doubtful or loss, OREO assets and classified securities) decreased $2.9 million. The Bank’s asset quality has improved over the last several years. Classified assets decreased $25.7 million from $79.7 million at December 31, 2011 to $54.0 million at December 31, 2014.

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $5.2 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $10.3 million or 1.18% of total loans at December 31, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at December 31, 2014. At December 31, 2013, non-accrual only loans were $4.3 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate.

Nonperforming loans (loans 90 days or greater delinquent) decreased $907,000 from $11.2 million at December 31, 2013 to $10.3 million at December 31, 2014. Nonperforming loans as a percentage of total loans decreased to 1.18% at December 31, 2014 compared to 1.38% at December 31, 2013. The Bank had 31 nonperforming loans at December 31, 2014 compared to 28 nonperforming loans at December 31, 2013. Nonperforming loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans, $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At December 31, 2014, the stalled development project loans are considered both TDRs and non-accrual loans. Additionally at December 31, 2014, the Bank has one TDR commercial real estate loan of $1.0 million that is 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency decreased $7.1 million from $19.2 million, or 2.38% of loans, at December 31, 2013 to $12.1 million, or 1.39% of loans, at December 31, 2014. Loans 31-89 days delinquent decreased $6.2 million from $8.1 million, or 1.00% of total loans, at December 31, 2013 to $1.8 million, or 0.21% of total loans, at December 31, 2014. Management believes the 31-89 day past due delinquency rate is a leading indicator of the health of the loan portfolio.

The Bank’s TDRs increased $13.4 million to $18.1 million at December 31, 2014 compared to $4.7 million at December 31, 2013. The Bank added 19 new TDRs during the year ended December 31, 2014 compared to three TDRs during the year ended December 31, 2013. The Bank added 12 TDR loans totaling $11.1 million during the fourth quarter of 2014, of which 11 TDRs or $10.1 million related to the concessions granted on two substandard customer loan relationships previously discussed. The Bank had specific reserves of $251,000 on five TDRs totaling $2.5 million at December 31, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. Interest income in the amount of $563,000 and $214,000 was recognized on outstanding TDR loans for the years ended December 31, 2014 and 2013, respectively. TDRs as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$10,438	9	$3,141	8
Residential first mortgages	906	3	1,485	4
Construction and land development	4,376	4	-	-
Commercial loans	2,262	6	-	-
Commercial equipment	154	2	67	1
Total TDRs	$18,136	24	$4,693	13
Less: TDRs included in non-accrual loans	(4,887)	(5)	(329)	(1)
Total accrual TDR loans	$13,249	19	$4,364	12

The OREO balance was $5.9 million at December 31, 2014, a decrease of $914,000 compared to $6.8 million at December 31, 2013. This decrease consisted of valuation allowances of $234,000 to adjust properties to current appraised values and $3.4 million in disposals, partially offset by additions of $2.7 million. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans and OREO to total assets improved 68 basis points from 2.17% at December 31, 2013 to 1.49% at December 31, 2014. Non-accrual loans, OREO and TDRs to total assets increased 11 basis points from 2.60% at December 31, 2013 to 2.71% at December 31, 2014. Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down from a high point of $81.9 million at September 30, 2011. Classified assets decreased $2.9 million, or 5.1%, from $56.9 million at December 31, 2013 to $54.0 million at December 31, 2014.

At December 31, 2014, 99%, or $119.8 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 98% or $126.6 million at December 31, 2013. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the years ended December 31, 2014 and 2013, respectively. Classified securities decreased $1.0 million from $2.4 million at December 31, 2013 to $1.4 million at December 31, 2014.

During the year ended December 31, 2014, the Company recognized net gains on the sale of securities of $19,000. The Company sold five AFS securities with aggregate carrying values of $2.1 million and 12 HTM securities with aggregate carrying values of $4.2 million, recognizing gains of $8,000 and $11,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. Securities were disposed of using the safe harbor rule that allows for the sale of HTM securities where principal payments have reduced balances to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, HTM securities were disposed of under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the year ended December 31, 2013.

Gross unrealized losses on HTM and AFS securities decreased from $2.8 million at December 31, 2013 to $1.6 million at December 31, 2014 (see Note 5 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2014 for HTM securities were $830,000 or 1.95% of amortized cost of $42.6 million. Gross unrealized losses at December 31, 2014 for AFS securities were $737,000 or 0.87% of amortized cost of $84.5 million. The decrease in unrealized losses was the result of decreases in long-term interest rates and was not the result of credit risk. The Bank holds over 95% of its AFS and HTM securities as asset-backed securities of government sponsored enterprises (“GSEs”) or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Deposits
Non-interest-bearing deposits	$122,195	$103,882	$18,313	17.6%
Interest-bearing deposits	747,189	717,413	29,776	4.2%
Total deposits	869,384	821,295	48,089	5.9%
Short-term borrowings	2,000	-	2,000	n/a
Long-term debt	74,672	70,476	4,196	6.0%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Accrued expenses and other liabilities	8,263	9,323	(1,060)	(11.4)%
Total Liabilities	$966,319	$913,094	$53,225	5.8%

Deposits

Total deposits increased by 5.9%, or $48.1 million, to $869.4 million at December 31, 2014 compared to $821.3 million at December 31, 2013. Between 2012 and 2014, the Bank increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 55.7% of total deposits at December 31, 2014. The increase of average noninterest bearing demand deposits of $13.2 million contributed to the decline in funding costs with average balances increasing from $87.6 million for the year ended December 31, 2013 to $100.8 million for the year ended December 31, 2014. Details of the Company’s deposit portfolio are presented below

	December 31,
	2014		2013
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$122,195	14.06%	$103,882	12.65%
Interest-bearing:
Demand	108,350	12.46%	86,954	10.59%
Money market deposits	211,929	24.38%	204,032	24.84%
Savings	41,499	4.77%	39,116	4.76%
Certificates of deposit	385,411	44.33%	387,311	47.16%
Total interest-bearing	747,189	85.94%	717,413	87.35%

Total Deposits	$869,384	100.00%	$821,295	100.00%

Transaction accounts	$483,973	55.67%	$433,984	52.84%

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2014 and December 31, 2013 were $41.7 million and $27.0 million, respectively. Reciprocal brokered deposits at December 31, 2014 and December 31, 2013 were $41.6 million and $29.4 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers. The Bank uses the Promontory Network for reciprocal brokered deposits to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”). The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

Borrowings

Long-term debt increased $4.2 million from $70.5 million at December 31, 2013 to $74.7 million at December 31, 2014. Long-term debt consists entirely of FHLB advances. During the first quarter of 2014, the Company added $5.0 million in Federal Home Loan Bank advances at 0.52% for two years.

Average debt, which included long-term FHLB advances and short-term borrowings, and junior subordinated debentures, increased $5.8 million in 2014 from $85.3 million for the year ended December 31, 2013 to $91.1 million for the year ended December 31, 2014.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2014 and 2013, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The table below sets forth information about long-term debt and short-term borrowings for the years indicated. Junior subordinated debentures of $12 million are not included in the below table and are more fully described in Note 19 of the Consolidated Financial Statements.

	At or for the Year Ended December 31,
(dollars in thousands)	2014	2013	2012

Long-term debt
Long-term debt outstanding at end of period	$74,672	$70,476	$60,527
Weighted average rate on outstanding long-term debt	2.35%	2.49%	2.80%
Maximum outstanding long-term debt of any month end	75,471	70,519	60,573
Average outstanding long-term debt	74,714	68,996	60,206
Approximate average rate paid on long-term debt	2.39%	2.53%	3.02%

Short-term borrowings
Short-term borrowings outstanding at end of period	$2,000	$-	$1,000
Weighted average rate on short-term borrowings	0.31%	0.00%	0.36%
Maximum outstanding short-term borrowings at any month end	15,000	24,000	14,000
Average outstanding short-term borrowings	4,344	4,278	3,639
Approximate average rate paid on short-term borrowings	0.28%	0.33%	0.36%

For more information on borrowings, see Notes 11 and 19 of the Consolidated Financial Statements.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change

Preferred Stock at par of $1,000	$20,000	$20,000	$-	0.0%
Common Stock at par of $0.01	47	46	1	2.2%
Additional paid in capital	46,416	45,881	535	1.2%
Retained earnings	50,936	46,523	4,413	9.5%
Accumulated other comprehensive loss	(378)	(1,057)	679	(64.2)%
Unearned ESOP shares	(462)	(663)	201	(30.3)%
Total Stockholders' Equity	$116,559	$110,730	$5,829	5.3%

During the year ended December 31, 2014, stockholders’ equity increased $5.8 million to $116.6 million. The increase in stockholders’ equity was due to net income of $6.5 million, net stock related activities related to stock-based compensation and the exercise of options of $715,000 and a current year decrease in accumulated other comprehensive loss of $679,000. These increases to capital were partially offset by quarterly common dividends totaling $1.9 million and quarterly preferred stock dividends totaling $200,000. Increases in common stockholders' equity to $96.6 million at December 31, 2014 resulted in a book value of $20.53 per common share. The Company remains well-capitalized at December 31, 2014 with a Tier 1 capital to average assets ratio of 12.24%. and a total risk-based capital ratio of 15.21%.

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

Cash and cash equivalents as of December 31, 2014 totaled $21.4 million, a decrease of $3.1 million, or 12.8%, from the December 31, 2013 total of $24.5 million. The decrease in cash was primarily due to more cash used in investing activities in 2014 compared to 2013 partially offset by more cash provided by financing activities in 2014 compared to 2013. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2014, all financing activities provided $52.7 million in cash compared to $36.0 million in cash provided for the same period in 2013. The Company provided $16.7 million more cash for financing activities in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in deposits of 47.0 million. These increases to cash were partially offset by $27.4 million of net cash proceeds from the October 2013 capital raise, a decrease in net borrowings of $2.8 million. Other financing activities decreased cash provided $185,000.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2014, the level of net cash used in investing increased to $66.4 million from $31.2 million in 2013. The increase in cash used in investing activity of $35.2 million in 2014 was due to a decrease in the amount of principal collected on loans of $27.7 million and a reduction in net proceeds received on security transactions of $14.7 million compared to the prior year; security net purchases used less cash of $5.7 million which was offset by a decrease in net proceeds from the sale or maturity of securities of $20.4 million. The purchase of additional bank owned life insurance and equipment used cash of $7.0 million and $1.3 million, respectively. These uses of cash were partially offset by less cash used to fund additional loans as loans originated or acquired decreased $13.0 million from $275.0 million in 2013 to $262.0 million in 2014. Additionally, additional proceeds of $2.5 million were received on the sale of OREO and asset disposals.

Operating activities provided cash of $10.6 million for the year ended December 31, 2014 compared to $8.5 million of cash provided for the same period of 2013. Cash increased by $2.1 million primarily due to an increase in the provision for loan losses and decreases in deferred income taxes and other assets partially offset by a decrease in accrued expenses and other liabilities.

At December 31, 2014, the Bank had $36.3 million in loan commitments outstanding. Certificates of deposit due within one year of December 31, 2014 totaled $240.6 million, representing 62.4% of certificates of deposit at December 31, 2014. If these maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2014, the Company was in compliance with these requirements with a Tier 1 Capital to average assets ratio of 12.24%, a Tier 1 Capital to risk weighted assets ratio of 14.26% and a Total Capital to risk weighted assets ratio of 15.21%. At December 31, 2014, the Bank met the criteria for designation as a well-capitalized depository institution under Federal Reserve Bank regulations. See Note 16 of the Consolidated Financial Statements.

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

For the years ended December 31, 2014 and 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Community Financial Corporation (the "Company") is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time The Audit Committee of the Board of Directors (the "Committee"), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management assessed the Company's system of internal control over financial reporting as of December 31, 2014. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (1992)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The 2014 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 6, 2015	March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

Waldorf, Maryland

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the “Company”) as of December 31, 2014 and 2013, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Community Financial Corporation as of December 31, 2014 and 2013, and the results of their consolidated operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Stegman and Company

Baltimore, Maryland

March 06, 2015

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013

Assets
Cash and due from banks	$17,275	$11,408
Federal funds sold	965	8,275
Interest-bearing deposits with banks	3,133	4,836
Securities available for sale (AFS), at fair value	41,939	48,247
Securities held to maturity (HTM), at amortized cost	84,506	86,401
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,434	5,593
Loans receivable - net of allowance for loan losses of $8,481 and $8,138	862,409	799,130
Premises and equipment, net	20,586	19,543
Other real estate owned (OREO)	5,883	6,797
Accrued interest receivable	3,036	2,974
Investment in bank owned life insurance	27,021	19,350
Other assets	9,691	11,270
Total Assets	$1,082,878	$1,023,824

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest-bearing deposits	$122,195	$103,882
Interest-bearing deposits	747,189	717,413
Total deposits	869,384	821,295
Short-term borrowings	2,000	-
Long-term debt	74,672	70,476
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Accrued expenses and other liabilities	8,263	9,323
Total Liabilities	966,319	913,094

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized 20,000; issued 20,000	20,000	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,702,715 and 4,647,407 shares, respectively	47	46
Additional paid in capital	46,416	45,881
Retained earnings	50,936	46,523
Accumulated other comprehensive loss	(378)	(1,057)
Unearned ESOP shares	(462)	(663)
Total Stockholders' Equity	116,559	110,730
Total Liabilities and Stockholders' Equity	$1,082,878	$1,023,824

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts )	2014	2013
Interest and Dividend Income
Loans, including fees	$39,475	$37,196
Taxable interest and dividends on investment securities	2,270	2,466
Interest on deposits with banks	14	16
Total Interest and Dividend Income	41,759	39,678

Interest Expense
Deposits	4,586	5,581
Short-term borrowings	12	14
Long-term debt	2,100	2,051
Total Interest Expense	6,698	7,646

Net Interest Income	35,061	32,032
Provision for loan losses	2,653	940
Net Interest Income After Provision For Loan Losses	32,408	31,092

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	368	391
Gain on sale of asset	7	11
Net gains on sale of OREO	322	179
Net gains on sale of investment securities	19	-
Income from bank owned life insurance	671	620
Service charges	2,213	2,346
Gain on sale of loans held for sale	493	627
Total Noninterest Income	4,093	4,174

Noninterest Expense
Salary and employee benefits	15,851	14,521
Occupancy expense	2,371	2,139
Advertising	545	477
Data processing expense	1,556	1,289
Professional fees	1,129	1,095
Depreciation of furniture, fixtures, and equipment	753	765
Telephone communications	185	200
Office supplies	204	226
FDIC Insurance	709	1,115
OREO valuation allowance and expenses	386	787
Other	2,546	2,230
Total Noninterest Expense	26,235	24,844

Income before income taxes	10,266	10,422
Income tax expense	3,776	3,771
Net Income	$6,490	$6,651
Preferred stock dividends	200	200
Net Income Available to Common Stockholders	$6,290	$6,451

Earnings Per Common Share
Basic	$1.35	$1.90
Diluted	$1.35	$1.88
Cash dividends paid per common share	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2014	2013

Net Income	$6,490	$6,651
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit)of $300 and $(617), respectively	681	(1,196)
Reclassification adjustment for (losses)gains included in net income, net of tax expense (benefit) of $1 and $0, respectively	(2)	-
Comprehensive Income	$7,169	$5,455

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 And 2013

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 And 2013

(continued)

					Accumulated
	SBLF				Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2014	$20,000	$46	$45,881	$46,523	$(1,057)	$(663)	$110,730
Comprehensive Income
Net Income	-	-	-	6,490	-	-	6,490
Unrealized holding loss on investment securities net of tax of $238	-	-	-	-	541	-	541
Other than temporary impairment amortization on HTM securities net of tax of $61	-	-	-	-	138	-	138
Total Comprehensive Income							7,169

Cash dividend at $0.40 per common share	-	-	-	(1,855)	-	-	(1,855)
Preferred stock dividends	-	-	-	(200)	-	-	(200)
Dividend Reinvestment	-	-	22	(22)	-	-	-
Exercise of stock options	-	1	225	-	-	-	226
Net change in unearned ESOP shares	-	-	-	-	-	201	201
Repurchase of common stock	-	-	-	-	-	-	-
Stock Based Compensation	-	-	182	-	-	-	182
Tax effect of exercise of stock based compensation	-	-	71	-	-	-	71
Tax effect of the ESOP dividend	-	-	35	-	-	-	35
Balance at December 31, 2014	$20,000	$47	$46,416	$50,936	$(378)	$(462)	$116,559

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December,
(dollars in thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$6,490	$6,651
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,653	940
Depreciation and amortization	1,299	1,274
Loans originated for resale	(13,579)	(23,283)
Proceeds from sale of loans originated for sale	13,990	23,773
Gain on sale of loans held for sale	(493)	(627)
Net gains on the sale of OREO	(322)	(179)
Gains on sales of HTM investment securities	(11)	-
Gains on sales of AFS investment securities	(8)	-
Gain on sale of asset	(7)	(11)
Net amortization of premium/discount on investment securities	344	540
Increase in OREO valuation allowance	234	601
Increase in cash surrender of bank owned life insurance	(671)	(620)
Decrease (increase) in deferred income tax benefit	1,138	(117)
Increase in accrued interest receivable	(62)	(70)
Stock based compensation	191	216
Decrease in deferred loan fees	265	307
(Decrease) Increase in accrued expenses and other liabilities	(1,060)	489
Decrease (Increase) in other assets	242	(1,377)
Net Cash Provided by Operating Activities	10,633	8,507

Cash Flows from Investing Activities
Purchase of AFS investment securities	(3,253)	(13,517)
Proceeds from redemption or principal payments of AFS investment securities	8,111	10,476
Purchase of HTM investment securities	(16,230)	(11,683)
Proceeds from maturities or principal payments of HTM investment securities	14,020	37,551
Net increase of FHLB and FRB stock	(842)	(117)
Purchase of bank owned life insurance policies	(7,000)	-
Loans originated or acquired	(261,971)	(275,037)
Principal collected on loans	193,113	220,810
Purchase of premises and equipment	(2,355)	(1,035)
Proceeds from sale of OREO	3,742	1,300
Proceeds from sale of HTM investment securities	4,153	-
Proceeds from sale of AFS investment securities	2,056	-
Proceeds from disposal of asset	20	11

Net Cash Used in Investing Activities	(66,436)	(31,241)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended December,
(dollars in thousands)	2014	2013

Cash Flows from Financing Activities
Net increase in deposits	$48,089	$1,064
Proceeds from long-term debt	5,000	15,000
Payments of long-term debt	(804)	(5,051)
Net increase (decrease) in short term borrowings	2,000	(1,000)
Exercise of stock options	226	317
Proceeds from public offering	-	27,387
Dividends Paid	(2,055)	(1,579)
Net change in unearned ESOP shares	201	355
Repurchase of common stock	-	(536)
Net Cash Provided by Financing Activities	52,657	35,957
(Decrease) Increase in Cash and Cash Equivalents	$(3,146)	$13,223

Cash and Cash Equivalents - January 1	24,519	11,296
Cash and Cash Equivalents - December 31	$21,373	$24,519

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$6,661	$7,648
Income taxes	$3,732	$4,069

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$182	$249
Transfer from loans to OREO	$2,742	$1,852
Transfer of OREO to loans	$1,000	$-

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

Reclassification

Certain reclassifications have been made in the Consolidated Financial Statements for 2013 to conform to the classification presented in 2014.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and Annapolis, Maryland, and King George and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

Use of Estimates

In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment on debt securities, and the valuation of OREO and deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the county of King George and the Fredericksburg area of Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Note 4 discusses the types of securities held by the Company. Note 5 discusses the type of lending in which the Company is engaged. The Company does not have significant concentration in any one customer or industry.

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

The interest rate-lock commitments are derivative financial instruments. Interest rate risk arises on these commitments and subsequently closed loans held for sale if interest rates change between the time of interest rate-lock and the delivery of the loan to a secondary market investor. To mitigate interest rate risk, the Company sells certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales, which are entered into as a result of an interest rate-lock commitment with the Bank’s customer, are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2014 and 2013, respectively.

Loans Receivable

The Company originates real estate mortgages, construction and land development loans, commercial loans and consumer loans. A substantial portion of the loan portfolio is comprised of loans throughout Southern Maryland and the Fredericksburg area of Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology. Interest is recognized on non-accrual loans on a cash-basis.

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

The Company considers all TDRs to be impaired and defines TDRs as loans whose terms have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the debt is refinanced at market rates with no debt forgiveness. TDRs are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology. The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as components of comprehensive income as a separate statement in the Consolidated Statements of Comprehensive Income. Additionally, the Company discloses accumulated other comprehensive income as a separate component in the equity section of the balance sheet.

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

ASU No. 2014-04 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure . The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive loss for the years ended December 31, 2014 and 2013. The Company’s comprehensive gains and losses were solely for securities for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014			Year Ended December 31, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$981	$300	$681	$(1,813)	$(617)	$(1,196)
Reclassification adjustments	(3)	(1)	(2)	-	-	-
Other comprehensive gain (loss)	$978	$299	$679	$(1,813)	$(617)	$(1,196)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(1,057)	$139
Other comprehensive gain (loss) before reclassifications	681	(1,196)
Amounts reclassified from accumulated other comprehensive income	(2)	-
Net other comprehensive gain (loss)	679	(1,196)
End of period	$(378)	$(1,057)

NOTE 3 - EARNINGS PER SHARE

As of December 31, 2014 and 2013, there were 87,435 and 184,201 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

	Years Ended December 31,
(dollars in thousands)	2014	2013
Net Income	$6,490	$6,651
Less: dividends paid and accrued on preferred stock	(200)	(200)
Net income available to common shareholders	$6,290	$6,451

Average number of common shares outstanding	4,646,424	3,402,432
Effect of dilutive options	8,703	24,361
Average number of shares used to calculate diluted EPS	4,655,127	3,426,793

NOTE 4 -RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, these reserve balances amounted to $500,000 and $254,000, respectively.

NOTE 5 – SECURITIES

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$33	$4	$-	$37
Residential Collateralized Mortgage Obligations ("CMOs")	38,294	77	830	37,541
Corporate equity securities	37	3	-	40
Bond mutual funds	4,199	122	-	4,321
Total securities available for sale	$42,563	$206	$830	$41,939

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$19,501	$767	$45	$20,223
Residential CMOs	62,683	379	580	62,482
Asset-backed securities issued by Others:
Residential CMOs	1,472	-	112	1,360
Total debt securities held to maturity	83,656	1,146	737	84,065

U.S. government obligations	850	-	-	850
Total securities held to maturity	$84,506	$1,146	$737	$84,915

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$176	$17	$-	$193
Residential CMOs	45,299	63	1,479	43,883
Corporate equity securities	37	4	-	41
Bond mutual funds	4,108	22	-	4,130
Total securities available for sale	$49,620	$106	$1,479	$48,247

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs:
Residential MBS	$22,662	$625	$214	$23,073
Residential CMOs	59,869	265	943	59,191
Asset-backed securities issued by Others:
Residential CMOs	3,120	114	157	3,077
Total debt securities held to maturity	85,651	1,004	1,314	85,341

U.S. government obligations	750	-	-	750
Total securities held to maturity	$86,401	$1,004	$1,314	$86,091

At December 31, 2014, certain asset-backed securities with an amortized cost of $37.7 million were pledged to secure certain deposits. At December 31, 2014, asset-backed securities with an amortized cost of $2.3 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2014, 99% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 3.66 years and average duration of 3.41 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.40 years and average duration of 3.21 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company recognized net gains on the sale of securities of $19,000. The Company sold five AFS securities with aggregate carrying values of $2.1 million and 12 HTM securities with aggregate carrying values of $4.2 million, recognizing gains of $8,000 and $11,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. Securities were disposed of using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, HTM securities were disposed of under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes. There were no sales of AFS and HTM securities during the year ended December 31, 2013.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2014 were as follows:

December 31, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses

Asset-backed securities issued by GSEs	$294	$-	$26,856	$830	$27,150	$830

At December 31, 2014, the AFS investment portfolio had an estimated fair value of $41.9 million, of which $27.2 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $830,000 of the portfolio amortized cost of $38.3 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 3.77 years and an average duration of 3.46 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

At December 31, 2013, the AFS investment portfolio had an estimated fair value of $48.2 million, of which $37.0 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were predominantly CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.5 million of the portfolio amortized cost of $45.5 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.71 years and an average duration of 4.25 years. We believe that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2014 were as follows:

December 31, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses

Asset-backed securities issued by GSEs	14,508	85	21,091	540	35,599	625
Asset-backed securities issued by other	-	-	1,291	112	1,291	112
	$14,508	$85	$22,382	$652	$36,890	$737

At December 31, 2014, the HTM investment portfolio had an estimated fair value of $84.9 million, of which $36.9 million of the securities had some unrealized losses from their amortized cost. Of these securities, $35.6 million were asset-backed securities issued by GSEs and the remaining $1.3 million were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $625,000 of the portfolio amortized cost of $82.2 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 3.23 years and an average duration of 3.01 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $112,000 of the portfolio amortized cost of $1.5 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.27 years and an average duration of 3.62 years.

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

At December 31, 2013, the HTM investment portfolio had an estimated fair value of $86.1 million, of which $46.0 million of the securities had some unrealized losses from their amortized cost. Of these securities, $43.5 million were asset-backed securities issued by GSEs and the remaining $2.5 million were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $1.2 million of the portfolio amortized cost of $82.5 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.24 years and an average duration of 4.80 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $157,000 of the portfolio amortized cost of $3.1 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 5.17 years and an average duration of 4.73 years.

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2014 by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,198	$4,320	$-	$-
U.S. government obligations	-	-	850	850

Asset-backed securities
Within one year	8,084	7,926	20,647	20,748
Over one year through five years	19,708	19,323	44,575	44,793
Over five years through ten years	8,671	8,501	14,299	14,369
After ten years	1,865	1,829	4,135	4,155
Total asset-backed securities	38,328	37,579	83,656	84,065

	$42,526	$41,899	$84,506	$84,915

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at December 31, 2014 and 2013 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

December 31, 2014		December 31, 2013
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$119,762	AAA	$126,607
BBB	68	BBB	584
BBB-	-	BBB-	98
BB	695	BB	813
B+	-	B+	66
CCC+	709	CCC+	1,092
CCC	-	CCC	467
Total	$121,234	Total	$129,727

NOTE 6 – LOANS

Loans consist of the following:

(dollars in thousands)	December 31, 2014	December 31, 2013

Commercial real estate	$561,080	$476,648
Residential first mortgages	152,837	159,147
Construction and land development	36,370	32,001
Home equity and second mortgages	21,452	21,692
Commercial loans	73,625	94,176
Consumer loans	613	838
Commercial equipment	26,152	23,738
	872,129	808,240
Less:
Deferred loan fees	1,239	972
Allowance for loan loss	8,481	8,138
	9,720	9,110

	$862,409	$799,130

At December 31, 2014, the Bank’s allowance for loan losses totaled $8.5 million, or 0.97% of loan balances, as compared to $8.1 million, or 1.01% of loan balances, at December 31, 2013. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at December 31, 2014 and December 31, 2013. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $27.4 million or 3.1% of total gross loans of $872.1 million at December 31, 2014.

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

Non-accrual and Past Due Loans

Non-accrual loans as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$3,824	11	$-	-	$3,824	11
Residential first mortgages	533	2	-	-	533	2
Construction and land development	3,634	2	-	-	3,634	2
Home equity and second mortgages	399	6	-	-	399	6
Commercial loans	1,587	6	-	-	1,587	6
Commercial equipment	286	4	-	-	286	4
	$10,263	31	$-	-	$10,263	31

	December 31, 2013
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,235	10	$3,695	2	$7,930	12
Residential first mortgages	1,683	6	562	3	2,245	9
Construction and land development	2,968	1	-	-	2,968	1
Home equity and second mortgages	115	3	-	-	115	3
Commercial loans	1,935	6	-	-	1,935	6
Consumer loans	-	-	24	1	24	1
Commercial equipment	234	2	-	-	234	2
	$11,170	28	$4,281	6	$15,451	34

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $5.2 million from $15.5 million or 1.91% of total loans at December 31, 2013 to $10.3 million or 1.18% of total loans at December 31, 2014. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at December 31, 2014. At December 31, 2013, non-accrual only loans were $4.3 million, representing one well-secured commercial relationship with no specific reserves due to the Bank's superior credit position with underlying collateral, which consists primarily of commercial real estate. As of December 31, 2013, the Bank had received all scheduled interest and principal payments on this relationship.

Nonperforming loans (loans 90 days or greater delinquent) decreased $907,000 from $11.2 million at December 31, 2013 to $10.3 million at December 31, 2014. Nonperforming loans as a percentage of total loans decreased to 1.18% at December 31, 2014 compared to 1.38% at December 31, 2013. The Bank had 31 nonperforming loans at December 31, 2014 compared to 28 nonperforming loans at December 31, 2013. Nonperforming loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans, $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. At December 31, 2014, the stalled development project loans are considered both TDRs and non-accrual loans. Additionally at December 31, 2014, the Bank has one TDR commercial real estate loan of $1.0 million that is 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $9.3 million and $9.1 million at December 31, 2014 and 2013, respectively. Interest due but not recognized on these balances at December 31, 2014 and 2013 was $781,000 and $304,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.0 million and $6.4 million at December 31, 2014 and 2013, respectively. Interest due but not recognized on these balances at December 31, 2014 and 2013 was $64,000 and $295,000, respectively.

An analysis of past due loans as of December 31, 2014 and 2013 was as follows:

	December 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$556,584	$-	$672	$3,824	$4,496	$561,080
Residential first mortgages	151,375	133	796	533	1,462	152,837
Construction and land dev.	32,736	-	-	3,634	3,634	36,370
Home equity and second mtg.	20,939	90	24	399	513	21,452
Commercial loans	71,952	86	-	1,587	1,673	73,625
Consumer loans	612	1	-	-	1	613
Commercial equipment	25,848	17	1	286	304	26,152
Total	$860,046	$327	$1,493	$10,263	$12,083	$872,129

	December 31, 2013
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$469,182	$58	$3,173	$4,235	$7,466	$476,648
Residential first mortgages	157,043	8	413	1,683	2,104	159,147
Construction and land dev.	28,525	-	508	2,968	3,476	32,001
Home equity and second mtg.	21,183	121	273	115	509	21,692
Commercial loans	88,812	3,111	318	1,935	5,364	94,176
Consumer loans	830	8	-	-	8	838
Commercial equipment	23,435	26	43	234	303	23,738
Total	$789,010	$3,332	$4,728	$11,170	$19,230	$808,240

There were no loans greater than 90 days still accruing interest at December 31, 2014 and 2013, respectively.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2014 and 2013 were as follows:

	December 31, 2014

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$31,812	$28,907	$2,622	$31,529	$97	$31,672	$1,258
Residential first mortgages	3,407	2,526	881	3,407	76	3,426	155
Construction and land dev.	6,402	6,102	-	6,102	-	6,474	133
Home equity and second mtg.	708	649	-	649	-	630	19
Commercial loans	7,587	7,030	406	7,436	155	7,196	252
Commercial equipment	605	373	213	586	123	623	23
Total	$50,521	$45,587	$4,122	$49,709	$451	$50,021	$1,840

	December 31, 2013

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$18,342	$14,274	$3,899	$18,173	$372	$18,473	$770
Residential first mortgages	3,401	2,695	706	3,401	171	3,392	125
Construction and land dev.	5,666	1,489	4,177	5,666	55	5,386	252
Home equity and second mtg.	207	207	-	207	-	297	12
Commercial loans	10,218	9,297	921	10,218	304	10,600	432
Consumer loans	24	24	-	24	-	39	3
Commercial equipment	335	234	83	317	83	367	13
Total	$38,193	$28,220	$9,786	$38,006	$985	$38,554	$1,607

TDRs, included in the impaired loan schedules above, as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$10,438	9	$3,141	8
Residential first mortgages	906	3	1,485	4
Construction and land development	4,376	4	-	-
Commercial loans	2,262	6	-	-
Commercial equipment	154	2	67	1
Total TDRs	$18,136	24	$4,693	13
Less: TDRs included in non-accrual loans	(4,887)	(5)	(329)	(1)
Total accrual TDR loans	$13,249	19	$4,364	12

The Bank’s TDRs increased $13.4 million to $18.1 million at December 31, 2014 compared to $4.7 million at December 31, 2013. The Bank added 19 new TDRs during the year ended December 31, 2014 compared to three TDRs during the year ended December 31, 2013. The Bank added 12 TDR loans totaling $11.1 million during the fourth quarter of 2014, of which 11 TDRs or $10.1 million related to the concessions granted on two substandard customer loan relationships described below. The Bank had specific reserves of $251,000 on five TDRs totaling $2.5 million at December 31, 2014 and $79,000 on two TDRs totaling $1.8 million at December 31, 2013. Interest income in the amount of $563,000 and $214,000 was recognized on outstanding TDR loans for the years ended December 31, 2014 and 2013, respectively.

In the fourth quarter of 2014, the Bank granted concessions on two loan relationships, each of which was classified as substandard. As a result of these concessions, the Bank determined that the loans were TDRs. As such, the loans became impaired and were evaluated for impairment in accordance with Bank policy. The first loan relationship, which totaled $8.6 million, consisted of commercial real estate and construction loans. The borrower agreed to provide additional collateral to cover most of the deficiency determined as a result of the impairment analysis and the Bank charged-off $500,000 in principal. The carrying value of the loans at December 31, 2014 was $8.2 million. The second loan relationship, which totaled approximately $3.8 million, consisted of construction and land development and commercial loans. As a result of the concessions granted and the impairment analysis, the Bank charged-off $843,000 and took 11 finished residential lots into other real estate owned (“OREO”). At December 31, 2014, the carrying value of the loans and the OREO was $1.9 million and $757,000, respectively. Both loan relationships were current and making payments in accordance with their original contract terms before the restructuring occurred. Accordingly, the two loan relationships remained on accrual status at December 31, 2014. As a result of these classifications, total accruing TDRs increased to $13.2 million at December 31, 2014 from $4.4 million at December 31, 2013.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2014 and 2013 and loan receivable balances at December 31, 2014 and 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(350)	(94)	(992)	(59)	(1,134)	(3)	(10)	(2,642)
Recoveries	11	186	84	10	5	11	25	332
Provisions	890	(401)	1,395	(27)	890	(15)	(79)	2,653
Balance at December 31,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Ending balance: individually evaluated for impairment	$97	$76	$-	$-	$155	$-	$123	$451
Ending balance: collectively evaluated for impairment	$3,979	$1,016	$1,071	$173	$1,522	$3	$266	$8,030
Loan receivables:
Ending balance	$561,080	$152,837	$36,370	$21,452	$73,625	$613	$26,152	$872,129
Ending balance: individually evaluated for impairment	$31,529	$3,407	$6,102	$649	$7,436	$-	$586	$49,709
Ending balance: collectively evaluated for impairment	$529,551	$149,430	$30,268	$20,803	$66,189	$613	$25,566	$822,420

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

Credit Quality Indicators

Credit quality indicators as of December 31, 2014 and 2013 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Unrated	$74,955	$66,481	$3,108	$5,782
Pass	451,256	380,124	27,160	17,628
Special mention	4,383	7,084	-	-
Substandard	30,486	22,959	6,102	8,591
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$561,080	$476,648	$36,370	$32,001

	Commercial Loans		Commercial Equipment
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Unrated	$12,296	$12,873	$7,173	$6,137
Pass	53,844	67,354	18,517	17,516
Special mention	49	402	-	2
Substandard	7,436	13,547	462	83
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$73,625	$94,176	$26,152	$23,738

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Performing	$152,304	$157,464	$21,053	$21,577	$613	$838
Nonperforming	533	1,683	399	115	-	-
Total	$152,837	$159,147	$21,452	$21,692	$613	$838

Summary of Total Classified Loans

(dollars in thousands)	12/31/2014	12/31/2013
By Internally Assigned Grade	$44,486	$45,181
By Payment Activity	2,249	2,464
Total Classified	$46,735	$47,645

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

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2014	December 31, 2014	December 31, 2014
Real Estate Loans
Commercial	$114,300	$184,317	$262,463
Residential first mortgage	21,110	58,320	73,407
Construction and land development	26,867	9,503	-
Home equity and second mortgage	2,238	6,926	12,288
Commercial loans	73,625	-	-
Consumer loans	303	275	35
Commercial equipment	17,497	5,826	2,829
Total loans	$255,940	$265,167	$351,022

The following table sets forth the dollar amount of all loans due after one year from December 31, 2014, which have predetermined interest rates and have floating or adjustable interest rates.

(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$92,367	$354,413	$446,780
Residential first mortgage	105,082	26,645	131,727
Construction and land development	3,859	5,644	9,503
Home equity and second mortgage	2,362	16,852	19,214
Commercial loans	-	-	-
Consumer loans	310	-	310
Commercial equipment	6,625	2,030	8,655
	$210,605	$405,584	$616,189

Related Party Loans

Included in loans receivable at December 31, 2014 and 2013 were $24.4 million and $16.6 million, respectively, for loans made to executive officers and directors of the Bank. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2014 and 2013, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors for the years ended December 31, 2014 and 2013 are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2014	2013

Balance, beginning of period	$16,601	$6,987
Loans and additions	407	536
Change in Directors' status	8,953	10,077
Repayments	(1,558)	(999)
Balance, end of period	$24,403	$16,601

NOTE 7 - LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $68.7 million and $61.6 million at December 31, 2014 and 2013, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2014	2013
Balance, beginning of the year	$306	$245
Additions	102	174
Amortization	(113)	(113)
Balance, end of the year	$295	$306

NOTE 8 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the allowance for losses. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of the activity follows.

	Years Ended December 31,
(dollars in thousands)	2014	2013
Balance at beginning of year	$6,797	$6,892
Additions of underlying property	2,742	1,852
Disposals of underlying property	(2,422)	(1,346)
Transfers of OREO to loans	(1,000)	-
Valuation allowance	(234)	(601)
Balance at end of period	$5,883	$6,797

During the year ended December 31, 2014, the Bank recognized $322,000 in gains on the sale of OREO which consisted of the sale of eight properties for net proceeds of $3.7 million, which included the financing of $1.0 million dollars on a residential subdivision that was transferred from OREO to loans during the fourth quarter of 2014. The contracted sales price of $1.4 million on the residential subdivision qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

Expenses applicable to OREO assets include the following.

	Years Ended December 31,
(dollars in thousands)	2014	2013
Valuation allowance	$234	$601
Operating expenses	152	186
	$386	$787

NOTE 9 - PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2014 and 2013 follows:

	December 31,
(dollars in thousands)	2014	2013

Land	$5,602	$5,509
Building and improvements	18,286	16,964
Furniture and equipment	7,599	6,847
Automobiles	444	303
Total cost	31,931	29,623
Less accumulated depreciation	11,345	10,080
Premises and equipment, net	$20,586	$19,543

Certain Bank facilities are leased under various operating leases. Rent expense was $647,000 and $569,000 in 2014 and 2013, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows:

(dollars in thousands)
2015	$700
2016	721
2017	733
2018	603
2019	488
Thereafter	4,480

Total	$7,725

NOTE 10 - DEPOSITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2014	2013
Noninterest-bearing demand	$122,195	$103,882
Interest-bearing:
Demand	108,350	86,954
Money market deposits	211,929	204,032
Savings	41,499	39,116
Certificates of deposit	385,411	387,311
Total interest-bearing	747,189	717,413

Total Deposits	$869,384	$821,295

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2014, and 2013 was $216.2 million and $205.6 million, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2014, and 2013 was $83.9 million and $71.6 million, respectively.

At December 31, 2014, the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)
2015	$240,648
2016	87,959
2017	40,675
2018	10,042
2019	6,087
$385,411

NOTE 11 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank’s long-term debt consists of advances from the FHLB of Atlanta. The Bank classifies debt based upon original maturity and does not reclassify debt to short-term status during its life. These include fixed-rate, fixed-rate convertible and variable-rate convertible advances. Rates and maturities on these advances at December 31, 2014 and 2013 were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
2014
Highest rate	3.99%	3.47%	4.00%
Lowest rate	0.31%	3.47%	4.00%
Weighted average rate	1.80%	3.47%	4.00%
Matures through	2036	2018	2020

2013
Highest rate	3.99%	3.47%	4.00%
Lowest rate	0.41%	3.47%	4.00%
Weighted average rate	2.00%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2014	2013

Long-term debt
Long-term debt outstanding at end of period	$74,672	$70,476
Weighted average rate on outstanding long-term debt	2.35%	2.49%
Maximum outstanding long-term debt of any month end	75,471	70,519
Average outstanding long-term debt	74,714	68,996
Approximate average rate paid on long-term debt	2.39%	2.53%

Short-term borrowings
Short-term borrowings outstanding at end of period	$2,000	$-
Weighted average rate on short-term borrowings	0.31%	0.00%
Maximum outstanding short-term borrowings at any month end	15,000	24,000
Average outstanding short-term borrowings	4,344	4,278
Approximate average rate paid on short-term borrowings	0.28%	0.33%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2014 and 2013, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. Variable convertible debt is scheduled to mature in 2020. As of December 31, 2014 and 2013, all variable convertible debt has passed its call date and is fixed at 4.0%.

During the year ended December 31, 2014, the Bank added $2.0 million and $5.0 million fixed-rate advances maturing in 2015 and 2016 at rates of 0.31% and 0.52%, respectively. Additionally, the Bank paid off a $750,000 maturing five year fixed-rate advance at 3.22%. During the year ended December 31, 2013, the Bank added $10.0 million and $5.0 million fixed-rate advances maturing in 2017 and 2015 at rates of 0.87% and 0.41%, respectively.

At December 31, 2014 and 2013, $74.7 million or 100% and $70.5 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2014:

	December 31, 2014
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2015	$19,000	$-	$-	$19,000
Due in 2016	5,000	-	-	5,000
Due in 2017	20,000	-	-	20,000
Due in 2018	-	10,000	-	10,000
Due in 2019	-	-	-	-
Thereafter	10,672	-	10,000	20,672
	$54,672	$10,000	$10,000	$74,672

From time to time, the Bank also has daily advances outstanding, which are classified as short-term borrowings. These advances are repayable at the Bank’s option at any time and are re-priced daily. There were no daily advances outstanding at December 31, 2014 and 2013, respectively. The Bank had one short-term loan in the amount of $2.0 million outstanding at December 31, 2014.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets or $312.2 million.

At December 31, 2014, $345.0 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2014, FHLB lendable collateral was valued at $265.3 million. At December 31, 2014, the Bank had total lendable pledged collateral at the FHLB of $188.0 million of which $111.3 million was available to borrow in addition to outstanding advances of $76.7 million. Unpledged lendable collateral was $77.3 million, bringing total available borrowing capacity to $188.6 million at December 31, 2014.

Additionally, the Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank has segregated collateral sufficient to draw $10.8 million under this agreement. In addition, the Bank has established short-term credit facilities with other commercial banks totaling $12.0 million at December 31, 2014. No amounts were outstanding under the Borrower in Custody or commercial lines at December 31, 2014.

NOTE 12 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(dollars in thousands)	2014	2013
Current
Federal	$2,005	$3,043
State	699	845
	2,704	3,888

Deferred
Federal	926	(94)
State	146	(23)
	1,072	(117)
Total income tax expense	$3,776	$3,771

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014		2013
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$3,490	34.00%	$3,544	34.00%
State taxes net of federal benefit	604	5.88%	577	5.54%
Nondeductible expenses	39	0.38%	35	0.34%
Nontaxable income	(345)	(3.36)%	(340)	(3.26)%
Other	(12)	(0.12)%	(45)	(0.43)%
	$3,776	36.78%	$3,771	36.18%

The net deferred tax assets in the accompanying balance sheets include the following components:

	December 31,
(dollars in thousands)	2014	2013
Deferred tax assets
Allowance for loan losses	$3,346	$3,283
Deferred compensation	2,181	1,971
OREO valuation allowance & expenses	308	1,748
Unrealized loss on investment securities	246	545
Other	228	208
	6,309	7,755
Deferred tax liabilities
FHLB stock dividends	156	156
Depreciation	51	60
	207	216

	$6,102	$7,539

Retained earnings at December 31, 2014 and 2013 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $463,000 at December 31, 2014.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2011.

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

As of December 31, 2014 and 2013, the Bank had outstanding loan commitments of approximately $36.3 million and $17.8 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $16.9 million and $21.6 million at December 31, 2014 and 2013, respectively. In addition to the commitments noted above, customers had approximately $114.7 million and $101.3 million available under lines of credit at December 31, 2014 and 2013, respectively.

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

Stock-based compensation expense totaled $191,000 and $216,000 in 2014 and 2013, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the years ended December 31, 2013 included director compensation of $3,000 for stock granted in lieu of cash compensation.

All outstanding options were fully vested at December 31, 2014 and the Company has not granted any stock options since 2007.The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at December 31, 2014 and 2013.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(45,163)	15.89	207
Forfeited	(26,918)	15.89

Outstanding at December 31, 2014	87,436	$23.60	$-	-

Exercisable at December 31, 2014	87,436	$23.60	$-	-

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2013	236,059	$18.49	$164
Exercised	(55,672)	13.16	310
Forfeited	(20,870)	20.27
Outstanding at December 31, 2013	159,517	$20.12	$347	1.0

Exercisable at December 31, 2013	159,517	$20.12	$347	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
December 31, 2014	Remaining Contractual Life	Exercise Price
66,225	1 years	$22.29
21,211	2 years	27.70
87,436		$23.60

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 and $347,000 at December 31, 2014 and 2013, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.07 and $20.71 per share at December 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at December 31, 2014 and 2013, respectively.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(20,820)	19.26	(4,210)	20.28

Nonvested at December 31, 2014	29,472	$20.83	-	$-

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2013	23,569	$15.64	5,211	$15.98
Granted	13,656	18.00	2,105	15.98
Vested	(20,393)	15.39	(3,106)	15.98

Nonvested at December 31, 2013	16,832	$17.86	4,210	$20.71

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended 2014 and 2013 totaled $141,000 and $262,000, respectively. As of December 31, 2014, the ESOP held 205,612 allocated and 29,362 unallocated shares with an approximate market value of $4.1 million and $589,000, respectively. The estimated value was determined using the Company’s closing stock price of $20.07 on December 31, 2014.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2014 and 2013, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2014 and 2013, the expense recorded for this plan totaled $324,000 and $336,000, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $21,000 and $20,000 for the years ended December 31, 2014 and 2013, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. These plans and benefits provide a retirement income payment for 15 years from the date of the employee’s expected retirement date. The payments are set at the discretion of the Board of Directors and vesting occurs ratably from the date of employment to the expected retirement date. Expense recorded for this plan totaled $441,000 and $395,000 for 2014 and 2013, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank was well-capitalized under the regulatory framework for prompt corrective action (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual regulatory capital amounts and ratios for 2014 and 2013 are presented in the following tables.

	At December 31, 2014
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$137,474	15.21%	$72,314	8.00%
The Bank	$135,753	15.05%	$72,171	8.00%	$90,214	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$128,937	14.26%	$36,157	4.00%
The Bank	$127,216	14.10%	$36,085	4.00%	$54,128	6.00%

Tier 1 Capital (to average assets)
The Company	$128,937	12.24%	$42,133	4.00%
The Bank	$127,216	12.10%	$42,065	4.00%	$52,581	5.00%

	At December 31, 2013
(dollars in thousands)	Actual		Required for Capital Adequacy Purposes		To be Considered Well Capitalized Under Prompt Corrective Action
Total Capital (to risk weighted assets)
The Company	$131,936	15.62%	$67,561	8.00%
The Bank	$131,216	15.57%	$67,433	8.00%	$84,292	10.00%

Tier 1 Capital (to risk weighted assets)
The Company	$123,787	14.66%	$33,781	4.00%
The Bank	$123,067	14.60%	$33,717	4.00%	$50,575	6.00%

Tier 1 Capital (to average assets)
The Company	$123,787	12.50%	$39,597	4.00%
The Bank	$123,067	12.45%	$39,537	4.00%	$49,422	5.00%

In October 2013, the Company added $27.4 million in additional common capital after commissions and related offering expenses and immediately downstreamed $27.2 million of the net proceeds raised to the Bank.

On January 1, 2015, the Company and Bank will be subject to the Basel III Capital Rules. In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective on January 1, 2015 (subject to a phase-in period for certain provisions).

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the years ended December 31, 2014 and 2013, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014 and 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,541	$-	$37,541	$-
MBS	37	-	37	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,321	-	4,321	-
Total available for sale securities	$41,939	$-	$41,939	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$43,883	$-	$43,883	$-
MBS	193	-	193	-
Corporate equity securities	41	-	41	-
Bond mutual funds	4,130	-	4,130	-
Total available for sale securities	$48,247	$-	$48,247	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are included in the tables below.

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,524	$-	$2,524	$-
Residential first mortgages	805	-	805	-
Commercial loans	251	-	251	-
Commercial equipment	90	-	90	-
Total loans with impairment	$3,670	$-	$3,670	$-

Other real estate owned	$5,883	$-	$5,883	$-

(dollars in thousands)	December 31, 2013
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,527	$-	$3,527	$-
Residential first mortgage	535	-	535	-
Construction and land development	4,122	-	4,122	-
Commercial loans	617	-	617	-
Total loans with impairment	$8,801	$-	$8,801	$-

Other real estate owned	$6,797	$-	$6,797	$-

Loans with impairment have unpaid principal balances of $4.1 million and $9.8 million at December 31, 2014 and 2013, respectively, and include impaired loans with a specific allowance.

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

FHLB and FRB stock – Fair values are at cost, which is the carrying value of the securities.

Investment in bank owned life insurance (“BOLI”) – Fair values are at cash surrender value.

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2014			Fair Value Measurements

Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,939	$41,939	$-	$41,939	$-
Investment securities - HTM	84,506	84,915	850	84,065	-
FHLB and FRB Stock	6,434	6,434	-	6,434	-
Loans Receivable	862,409	861,427	-	861,427	-
Investment in BOLI	27,021	27,021	-	27,021	-
Liabilities
Savings, NOW and money market accounts	$483,973	$483,973	$-	$483,973	$-
Time deposits	385,411	386,510	-	386,510	-
Long-term debt	74,672	77,919	-	77,919	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

December 31, 2013			Fair Value Measurements

Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$48,247	$48,247	$-	$48,247	$-
Investment securities - HTM	86,401	86,091	750	85,341	-
FHLB and FRB Stock	5,593	5,593	-	5,593	-
Loans Receivable	799,130	793,449	-	793,449	-
Investment in BOLI	19,350	19,350	-	19,350	-
Liabilities
Savings, NOW and money market accounts	$433,984	$433,984	$-	$433,984	$-
Time deposits	387,311	389,705	-	389,705	-
Long-term debt	70,476	71,960	-	71,960	-
TRUPs	12,000	2,400	-	2,400	-

At December 31, 2014, the Company had outstanding loan commitments and standby letters of credit of $36.3 million and $16.9 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

NOTE 21 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets
	December 31,
(dollars in thousands)	2014	2013
Assets
Cash - noninterest bearing	$1,064	$402
Investment in wholly owned subsidiaries	127,210	122,382
Other assets	1,423	1,230
Total Assets	$129,697	$124,014

Liabilities and Stockholders' Equity
Current liabilities	$766	$912
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Total Liabilities	13,138	13,284

Stockholders' Equity
Preferred Stock - Series C	20,000	20,000
Common stock	47	46
Additional paid in capital	46,416	45,881
Retained earnings	50,936	46,523
Accumulated other comprehensive loss	(378)	(1,057)
Unearned ESOP shares	(462)	(663)
Total Stockholders’ Equity	116,559	110,730

Total Liabilities and Stockholders’ Equity	$129,697	$124,014

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2014	2013
Interest and Dividend Income
Dividends from subsidiary	$3,500	$-
Interest income	6	46
Interest expense	312	305
Net Interest Income (Expense)	3,194	(259)
Miscellaneous expenses	(1,427)	(825)
Income (Loss) before income taxes and equity in undistributed net income of subsidiary	1,767	(1,084)
Federal and state income tax benefit	589	368
Equity in undistributed net income of subsidiary	4,134	7,367
Net Income	$6,490	$6,651
Preferred stock dividends	200	200
Net Income Available to Common Shareholders	$6,290	$6,451

Condensed Statements of Cash Flows
	Years Ended December 31,
(dollars in thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$6,490	$6,651
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(4,134)	(7,367)
Stock based compensation	191	216
(Increase) Decrease in other assets	(259)	1,730
Decrease (Increase) Deferred income tax benefit	162	(26)
(Decrease) Increase in current liabilities	(145)	67
Net Cash Provided by Operating Activities	2,305	1,271

Cash Flows from Financing Activities
Dividends paid	(2,055)	(1,579)
Proceeds from public offering	-	27,387
Downstream of capital to subsidiary	(15)	(27,474)
Exercise of stock options	226	317
Net change in ESOP loan	201	355
Repurchase of common stock	-	(536)
Net Cash Used in Financing Activities	(1,643)	(1,530)
Increase (Decrease) in Cash	662	(259)
Cash at Beginning of Year	402	661
Cash at End of Year	$1,064	$402

NOTE 22 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2014
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,663	$10,667	$10,254	$10,175
Interest expense	1,610	1,663	1,684	1,741
Net interest income	9,053	9,004	8,570	8,434
Provision for loan losses	1,502	385	563	203
Net interest income after provision	7,551	8,619	8,007	8,231

Noninterest income	1,225	1,118	855	895
Noninterest expense	6,652	6,485	6,767	6,331

Income before income taxes	2,124	3,252	2,095	2,795
Provision for income taxes	579	1,363	760	1,074
Net Income (NI)	$1,545	$1,889	$1,335	$1,721
Preferred stock dividends	50	50	50	50
NI Available to Common Stockholders	$1,495	$1,839	$1,285	$1,671

Earnings Per Common Share[1]
Basic	$0.32	$0.40	$0.28	$0.36
Diluted	$0.32	$0.39	$0.28	$0.36

	2013
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,112	$9,975	$9,750	$9,841
Interest expense	1,732	1,873	2,018	2,023
Net interest income	8,380	8,102	7,732	7,818
Provision for loan losses	300	286	200	154
Net interest income after provision	8,080	7,816	7,532	7,664

Noninterest income	797	1,119	1,069	1,189
Noninterest expense	6,348	6,245	6,107	6,144

Income before income taxes	2,529	2,690	2,494	2,709
Provision for income taxes	885	987	909	990
Net Income (NI)	$1,644	$1,703	$1,585	$1,719
Preferred stock dividends	50	50	50	50
NI Available to Common Stockholders	$1,594	$1,653	$1,535	$1,669

Earnings Per Common Share[1]
Basic	$0.35	$0.55	$0.51	$0.55
Diluted	$0.35	$0.55	$0.51	$0.54

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

NOTE 23 – SUBSEQUENT EVENT

On February 6, 2015 the Company closed a public offering of $23.0 million of its unsecured 6.25% fixed to floating rate subordinated notes due 2025 (“Notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as tier 2 regulatory capital and replaced SBLF tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to Community Bank of the Chesapeake, supporting organic growth, possible acquisitions of branches or other financial institutions should accretive acquisition opportunities arise and the payment of dividends.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

The Company maintains the Tri-County 2005 Equity Compensation Plan. This plan covers employees and non-employee directors. The following table sets forth certain information with respect to the Company’s Equity Compensation Plan as of December 31, 2014.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	87,437	$23.60	-
Equity compensation plans not approved by security holders (1)	-	$-	-
Total	87,437	$23.60	-

__________________

(1)	Consists of the Company’s 1995 Stock Option Plan for Non-Employee Directors, which expired in 2005 and which provided grants of non-incentive stock options to directors who are not employees of the Company or its subsidiaries. Options were granted at an exercise price equal to their fair market value at the date of grant and had a term of ten years. Options are generally exercisable while an optionee serves as a director or within one year thereafter.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012

3.3	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

3.4	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.15*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.17*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.24*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011

10.25*	Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock	Form 8-K as filed on September 23, 2011

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011

10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.

21.0	List of Subsidiaries

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 6, 2015	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Executive Chairman		Director, President and Chief Executive Officer
(Principal Executive Officer)
	Date: March 6, 2015		Date: March 6, 2015

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
	Date: March 6, 2015		Date: March 6, 2015

By:	/s/Louis P. Jenkins, Jr	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director
	Date: March 6, 2015		Date: March 6, 2015

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director
	Date: March 6, 2015		Date: March 6, 2015

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 6, 2015		Date: March 6, 2015