Form 10-K/A
period 2014-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2015-03-17
CIK 855874

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, initially filed with the U.S. Securities and Exchange Commission on March 6, 2015 (the “Form 10-K”), is to file Exhibits 10.29, 10.30 and 10.31 to the Form 10-K as required by Rule 601 of Regulation S-K, which were inadvertently omitted from the Form 10-K. No other changes have been made to the Form 10-K as previously filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment No. 1 under Item 15 of Part IV hereof.

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

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).
3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012.
3.3	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010.
3.4	Amended and Restated Bylaws of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010.
4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011.
4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.
4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.
4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015.

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.3*	Employment Agreement with Michael L. Middleton (This agreement was replaced by the agreement filed under Exhibit 10.29 below, effective July 1, 2014)	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.4*	Amended and Restated Executive Incentive Compensation Plan	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.5*	Retirement Plan for Directors	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.
10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.
10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.
10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005.
10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.
10.12*	Community Bank of Tri-County Executive Deferred Compensation Plan	Form 10-K for the year ended December 31, 2006 as filed on March 27, 2007.
10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.
10.15*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.
10.17*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.
10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.
10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.24*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011.
10.25*

Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock

Form 8-K as filed on September 23, 2011.
10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011.
10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.
10.29*	Employment Agreement with Michael L. Middleton dated July 1, 2014
10.30*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with William J. Pasenelli
10.31*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with Gregory C. Cockerham
14.0	Code of Ethics	Form 10-K for the year ended December 31, 2005 as filed on March 30, 2006.

21.0	List of Subsidiaries	Form 10-K for the year ended December 31, 2014 as filed on March 6, 2015.
23.1	Consent of Stegman & Company	Form 10-K for the year ended December 31, 2014 as filed on March 6, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Form 10-K for the year ended December 31, 2014 as filed on March 6, 2015.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 17, 2015	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)