Form 10-Q
period 2015-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2015-05-06
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of April 30, 2015, the registrant had 4,717,716 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$10,463	$17,275
Federal funds sold	645	965
Interest-bearing deposits with banks	331	3,133
Securities available for sale (AFS), at fair value	40,435	41,939
Securities held to maturity (HTM), at amortized cost	80,653	84,506
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,933	6,434
Loans held for sale	271	-
Loans receivable - net of allowance for loan losses of $8,621 and $8,481	881,452	862,409
Premises and equipment, net	21,274	20,586
Other real estate owned (OREO)	6,861	5,883
Accrued interest receivable	3,115	3,036
Investment in bank owned life insurance	27,226	27,021
Other assets	9,512	9,691
Total Assets	$1,089,171	$1,082,878

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$126,186	$122,195
Interest-bearing deposits	728,305	747,189
Total deposits	854,491	869,384
Short-term borrowings	21,000	2,000
Long-term debt	70,659	74,672
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	-
Accrued expenses and other liabilities	9,726	8,263
Total Liabilities	990,876	966,319

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized and issued 20,000 at December 31, 2014 and none at March 31, 2015	-	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,730,314 and 4,702,715 shares, respectively	47	47
Additional paid in capital	46,640	46,416
Retained earnings	52,198	50,936
Accumulated other comprehensive loss	(100)	(378)
Unearned ESOP shares	(490)	(462)
Total Stockholders' Equity	98,295	116,559
Total Liabilities and Stockholders' Equity	$1,089,171	$1,082,878

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts )	2015	2014
Interest and Dividend Income
Loans, including fees	$10,177	$9,583
Taxable interest and dividends on investment securities	547	590
Interest on deposits with banks	4	2
Total Interest and Dividend Income	10,728	10,175

Interest Expense
Deposits	988	1,208
Short-term borrowings	9	6
Long-term debt	668	527
Total Interest Expense	1,665	1,741

Net Interest Income	9,063	8,434
Provision for loan losses	178	203
Net Interest Income After Provision For Loan Losses	8,885	8,231

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	58	100
Gain on sale of asset	18	-
Net (losses) gains on sale of investment securities	(1)	24
Income from bank owned life insurance	205	151
Service charges	585	552
Gain on sale of loans held for sale	97	68
Total Noninterest Income	962	895

Noninterest Expense
Salary and employee benefits	4,145	4,029
Occupancy expense	630	565
Advertising	103	122
Data processing expense	518	271
Professional fees	295	230
Depreciation of furniture, fixtures, and equipment	201	185
Telephone communications	46	50
Office supplies	39	80
FDIC Insurance	198	139
OREO valuation allowance and expenses	219	129
Other	549	531
Total Noninterest Expense	6,943	6,331

Income before income taxes	2,904	2,795
Income tax expense	1,083	1,074
Net Income	$1,821	$1,721
Preferred stock dividends	23	50
Net Income Available to Common Stockholders	$1,798	$1,671

Earnings Per Common Share
Basic	$0.38	$0.36
Diluted	$0.38	$0.36
Cash dividends paid per common share	$0.10	$0.10

See notes to Consolidated Financial Statements

2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014

Net Income	$1,821	$1,721
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit)of $181 and $(39), respectively	278	(77)
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $ - and $(3) respectively	-	(5)
Comprehensive Income	$2,099	$1,639

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(dollars in thousands)	2015	2014

Cash Flows from Operating Activities
Net income	$1,821	$1,721
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	178	203
Depreciation and amortization	349	312
Loans originated for resale	(4,215)	(2,769)
Proceeds from sale of loans originated for sale	4,021	2,367
Gain on sale of loans held for sale	(97)	(68)
Losses (gains) on sales of HTM investment securities	1	(16)
Gains on sales of AFS investment securities	-	(8)
Gain on sale of asset	(18)	-
Net amortization of premium/discount on investment securities	127	68
Increase in OREO valuation allowance	125	82
Increase in cash surrender of bank owned life insurance	(205)	(151)
(Increase) decrease in deferred income tax benefit	(118)	709
Increase in accrued interest receivable	(79)	(18)
Stock based compensation	54	136
Decrease in deferred loan fees	266	31
Increase (decrease) in accrued expenses and other liabilities	1,463	(1,099)
Decrease in other assets	279	834
Net Cash Provided by Operating Activities	3,952	2,334

Cash Flows from Investing Activities
Purchase of AFS investment securities	(22)	(22)
Proceeds from redemption or principal payments of AFS investment securities	1,937	2,621
Purchase of HTM investment securities	-	(750)
Proceeds from maturities or principal payments of HTM investment securities	3,706	3,048
Net increase of FHLB and FRB stock	(499)	(787)
Loans originated or acquired	(74,011)	(58,172)
Principal collected on loans	52,988	46,315
Purchase of premises and equipment	(1,040)	(545)
Proceeds from sale of OREO	452	-
Proceeds from sale of HTM investment securities	66	3,179
Proceeds from sale of AFS investment securities	-	2,056
Proceeds from disposal of asset	21	-

Net Cash Used in Investing Activities	(16,402)	(3,057)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three months ended March 31,
(dollars in thousands)	2015	2014

Cash Flows from Financing Activities
Net decrease in deposits	$(14,893)	$(12,176)
Proceeds from long-term debt	-	5,000
Payments of long-term debt	(4,013)	(13)
Net increase in short term borrowings	19,000	-
Exercise of stock options	-	85
Proceeds from Subordinated Notes	23,000	-
Redemption of Small Business Lending Fund Preferred Stock	(20,000)	-
Dividends Paid	(534)	(516)
Net change in unearned ESOP shares	(28)	-
Repurchase of common stock	(16)	-
Net Cash Provided by (Used in) Financing Activities	2,516	(7,620)
Decrease in Cash and Cash Equivalents	$(9,934)	$(8,343)
Cash and Cash Equivalents - January 1	21,373	24,519
Cash and Cash Equivalents - March 31	$11,439	$16,176

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$1,479	$1,754
Income taxes	$50	$125

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$216	$182
Transfer from loans to OREO	$1,556	$739

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2014 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2015 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2014 Annual Report.

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

The Bank conducts business through its main office in Waldorf, Maryland, and eleven branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Company opened its branch in Fredericksburg, Virginia in July 2014 and its LPO in Annapolis, Maryland in October 2014.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three months ended March 31, 2015 and 2014. The Company’s comprehensive gain (loss) was solely related to securities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$459	$181	$278	$(116)	$(39)	$(77)
Reclassification adjustments	-	-	-	(8)	(3)	(5)
Other comprehensive gain (loss)	$459	$181	$278	$(124)	$(42)	$(82)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(378)	$(1,057)
Other comprehensive gain (loss) before reclassifications	278	(77)
Amounts reclassified from accumulated other comprehensive income	-	(5)
Net other comprehensive gain (loss)	278	(82)
End of period	$(100)	$(1,139)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At both March 31, 2015 and 2014, there were 87,436 options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at March 31, 2015 were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Net Income	$1,821	$1,721
Less: dividends paid and accrued on preferred stock	(23)	(50)
Net income available to common shareholders	$1,798	$1,671

Average number of common shares outstanding	4,694,460	4,642,064
Effect of dilutive options	-	16,465
Average number of shares used to calculate diluted EPS	4,694,460	4,658,529

NOTE 6 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2005, the 2005 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule, if applicable, and the probability of achieving goals specified at the time of the grant. The Plan expired on January 24, 2015 and a new Equity Compensation Plan was submitted and approved at the Company’s Annual Meeting on May 4, 2015.

Stock-based compensation expense totaled $54,000 and $136,000 for the three months ended March 31, 2015 and 2014, respectively, which consisted of the vesting of grants of restricted stock. In addition, in 2014 stock-based compensation expense included the vesting of restricted stock units.

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

The following tables below summarize outstanding and exercisable options at March 31, 2015 and December 31, 2014.

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Exercised	-	-	-
Forfeited	-	-

Outstanding at March 31, 2015	87,436	$23.60	$-	-

Exercisable at March 31, 2015	87,436	$23.60	$-	-

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(45,163)	15.89	207
Forfeited	(26,918)	15.89
Outstanding at December 31, 2014	87,436	$23.60	$-	-

Exercisable at December 31, 2014	87,436	$23.60	$-	-

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
March 31, 2015	Remaining Contractual Life	Exercise Price
66,225	1 years	$22.29
21,211	2 years	27.70
87,436		$23.60

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at March 31, 2015 and December 31, 2014. All options outstanding at March 31, 2015 and December 31, 2014 were anti-dilutive and therefore the intrinsic value was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.00 and $20.07 per share at March 31, 2015 and December 31, 2014, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of March 31, 2015, unrecognized stock compensation expense was $769,000. The following tables summarize the unvested restricted stock awards and units outstanding at March 31, 2015 and December 31, 2014, respectively. There were no outstanding stock units at March 31, 2015 and December 31, 2014, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,465)	19.62

Nonvested at March 31, 2015	37,047	$19.83

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(20,820)	19.26	(4,210)	20.28

Nonvested at December 31, 2014	29,472	$20.83	-	$-

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

NOTE 8 – SUBORDINATED NOTES

On February 6, 2015 the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due February 15, 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The subordinated notes are not listed on any securities exchange or included in any automated dealer quotation system and there is no market for the notes. The notes are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, whether secured or unsecured. The notes are not guaranteed obligations of any of the Company’s subsidiaries.

Interest will accrue at a fixed per annum rate of 6.25% from and including the issue date to but excluding February 15, 2020. From and including February 15, 2020 to but excluding the maturity date interest will accrue at a floating rate equal to the three-month LIBOR plus 479 basis points. Interest is payable on the notes on February 15 and August 15 of each year, commencing August 15, 2015, through February 15, 2020, and thereafter February 15, May 15, August 15 and November 15 of each year through the maturity date or earlier redemption date.

The subordinated notes may be redeemed in whole or in part on February 15, 2020 or on any scheduled interest payment date thereafter and upon the occurrence of certain special events. The redemption price is equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all holders of the subordinated notes. The subordinated notes are not subject to repayment at the option of the holders. The subordinated notes may be redeemed at any time, if (1) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the notes for U.S. federal income tax purposes, (2) a subsequent event occurs that precludes the notes from being recognized as Tier 2 Capital for regulatory capital purposes, or (3) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended.

NOTE 9 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of valuation allowances. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of OREO activity follows.

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2015	2014	2014
Balance at beginning of year	$5,883	$6,797	$6,797
Additions of underlying property	1,556	739	2,742
Disposals of underlying property	(453)	-	(2,422)
Transfers of OREO to loans	-	-	(1,000)
Valuation allowance	(125)	(82)	(234)
Balance at end of period	$6,861	$7,454	$5,883

During the three months ended March 31, 2015, additions of $1.6 million consisted of $784,000 for five residential properties, $378,000 for three residential lots and $400,000 for a commercial building. During the three months ended March 31, 2014, additions of $739,000 consisted of a residential property of $99,000 and a commercial building of $640,000. The Company disposed of one residential property and two finished residential lots at no gain for the three months ended March 31, 2015. There were no disposals of OREO during the three months ended March 31, 2014. Additions to the valuation allowances of $125,000 and $82,000 were taken to adjust properties to current appraised values for the three months ended March 31, 2015 and 2014, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Valuation allowance	$125	$82
Operating expenses	94	47
	$219	$129

NOTE 10 – SECURITIES

	March 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$27	$4	$-	$31
Residential Collateralized Mortgage Obligations ("CMOs")	36,316	104	439	35,981
Corporate equity securities	37	3	-	40
Bond mutual funds	4,221	162	-	4,383
Total securities available for sale	$40,601	$273	$439	$40,435

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$18,783	$763	$25	$19,521
Residential CMOs	59,784	513	301	59,996
Asset-backed securities issued by Others:
Residential CMOs	1,336	-	124	1,212
Total debt securities held to maturity	79,903	1,276	450	80,729

U.S. government obligations	750	-	-	750
Total securities held to maturity	$80,653	$1,276	$450	$81,479

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$33	$4	$-	$37
Residential CMOs	38,294	77	830	37,541
Corporate equity securities	37	3	-	40
Bond mutual funds	4,199	122	-	4,321
Total securities available for sale	$42,563	$206	$830	$41,939

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$19,501	$767	$45	$20,223
Residential CMOs	62,683	379	580	62,482
Asset-backed securities issued by Others:
Residential CMOs	1,472	-	112	1,360
Total debt securities held to maturity	83,656	1,146	737	84,065

U.S. government obligations	850	-	-	850
Total securities held to maturity	$84,506	$1,146	$737	$84,915

At March 31, 2015, certain asset-backed securities with an amortized cost of $18.5 million were pledged to secure certain deposits. At March 31, 2015, asset-backed securities with an amortized cost of $2.2 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2015, 99% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by government sponsored entities (“GSEs”) had an average life of 3.49 years and an average duration of 3.29 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 3.17 years and an average duration of 3.01 years and are guaranteed by their issuer as to credit risk.

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

We believe that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities until recovery of the market value which may be at maturity. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

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

No charges related to other-than-temporary impairment were made during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000. During the three months ended March 31, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities were permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. Securities were disposed of using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, HTM securities were disposed of under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at March 31, 2015 were as follows:

March 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$-	$-	$23,610	$439	$23,610	$439

At March 31, 2015, the AFS investment portfolio had an estimated fair value of $40.4 million, of which $23.6 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $439,000 of the portfolio amortized cost of $36.3 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 3.74 years and an average duration of 3.47 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2015 were as follows:

March 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	-	-	20,399	326	20,399	326
Asset-backed securities issued by other	-	-	1,211	124	1,211	124
	$-	$-	$21,610	$450	$21,610	$450

At March 31, 2015, the HTM investment portfolio had an estimated fair value of $81.5 million, of which $21.6 million of the securities had some unrealized losses from their amortized cost. Of these securities, $20.4 million were asset-backed securities issued by GSEs and the remaining $1.2 million were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $326,000 of the portfolio amortized cost of $78.6 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 3.38 years and an average duration of 3.16 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $124,000 of the portfolio amortized cost of $1.3 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.41 years and an average duration of 3.65 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2014 were as follows:

December 31, 2014	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$14,508	$85	$21,091	$540	$35,599	$625
Asset-backed securities issued by other	-	-	1,291	112	1,291	112
	$14,508	$85	$22,382	$652	$36,890	$737

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

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at March 31, 2015 and December 31, 2014 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

March 31, 2015		December 31, 2014
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$114,579	AAA	$119,762
BBB	-	BBB	68
BB	662	BB	695
CCC+	674	CCC+	709
Total	$115,915	Total	$121,234

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	March 31, 2015	December 31, 2014

Commercial real estate	$588,193	$561,080
Residential first mortgages	148,631	152,837
Construction and land development	37,349	36,370
Home equity and second mortgages	21,211	21,452
Commercial loans	68,504	73,625
Consumer loans	464	613
Commercial equipment	26,931	26,152
	891,283	872,129
Less:
Deferred loan fees	1,210	1,239
Allowance for loan losses	8,621	8,481
	9,831	9,720

	$881,452	$862,409

At March 31, 2015, the Bank’s allowance for loan losses totaled $8.6 million, or 0.97% of loan balances, as compared to $8.5 million, or 0.97% of loan balances, at December 31, 2014. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were below 5% of the CRE portfolio at March 31, 2015 and December 31, 2014. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $25.7 million or 2.9% of total gross loans of $891.3 million at March 31, 2015.

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

Non-accrual and Past Due Loans

Non-accrual loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Total Non-accrual Loans	Total Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,008	4	$3,824	11
Residential first mortgages	530	2	533	2
Construction and land development	3,634	2	3,634	2
Home equity and second mortgages	395	6	399	6
Commercial loans	1,584	6	1,587	6
Consumer loans	-	-	-	-
Commercial equipment	284	4	286	4
	$8,435	24	$10,263	31

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.9 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $8.4 million or 0.95% of total loans at March 31, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at March 31, 2015 or at December 31, 2014.

Non-accrual loans at March 31, 2015 included $7.1 million, or 84% of non-accrual loans, attributed to 10 loans representing three customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at March 31, 2015 and December 31, 2014, four loans totaling $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. Additionally at March 31, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $7.7 million and $9.3 million at March 31, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at March 31, 2015 and December 31, 2014 was $694,000 and $781,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $716,000 and $1.0 million at March 31, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at March 31, 2015 and December 31, 2014 was $64,000 and $64,000, respectively.

An analysis of past due loans as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$585,387	$798	$-	$2,008	$2,806	$588,193
Residential first mortgages	147,617	351	133	530	1,014	148,631
Construction and land dev.	33,715	-	-	3,634	3,634	37,349
Home equity and second mtg.	20,569	247	-	395	642	21,211
Commercial loans	66,880	30	10	1,584	1,624	68,504
Consumer loans	463	1	-	-	1	464
Commercial equipment	26,602	45	-	284	329	26,931
Total	$881,233	$1,472	$143	$8,435	$10,050	$891,283

	December 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$556,584	$-	$672	$3,824	$4,496	$561,080
Residential first mortgages	151,375	133	796	533	1,462	152,837
Construction and land dev.	32,736	-	-	3,634	3,634	36,370
Home equity and second mtg.	20,939	90	24	399	513	21,452
Commercial loans	71,952	86	-	1,587	1,673	73,625
Consumer loans	612	1	-	-	1	613
Commercial equipment	25,848	17	1	286	304	26,152
Total	$860,046	$327	$1,493	$10,263	$12,083	$872,129

There were no loans greater than 90 days still accruing interest at March 31, 2015 and at December 31, 2014.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2015 and 2014 and at December 31, 2014 were as follows:

	March 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$28,632	$26,037	$2,567	$28,604	$84	$28,623	$261
Residential first mortgages	3,387	2,878	509	3,387	75	3,397	35
Construction and land dev.	6,296	6,296	-	6,296	-	6,022	25
Home equity and second mtg.	689	630	-	630	-	639	5
Commercial loans	5,891	5,258	589	5,847	355	5,866	62
Commercial equipment	600	370	211	581	120	583	3
Total	$45,495	$41,469	$3,876	$45,345	$634	$45,130	$391

	December 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$31,812	$28,907	$2,622	$31,529	$97	$31,672	$1,258
Residential first mortgages	3,407	2,526	881	3,407	76	3,426	155
Construction and land dev.	6,402	6,102	-	6,102	-	6,474	133
Home equity and second mtg.	708	649	-	649	-	630	19
Commercial loans	7,587	7,030	406	7,436	155	7,196	252
Consumer loans	-	-	-	-	-	-	-
Commercial equipment	605	373	213	586	123	623	23
Total	$50,521	$45,587	$4,122	$49,709	$451	$50,021	$1,840

	March 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized

Commercial real estate	$19,389	$15,216	$4,144	$19,360	$332	$19,405	$180
Residential first mortgages	3,572	2,705	867	3,572	98	3,597	37
Construction and land dev.	5,866	1,664	4,202	5,866	81	5,818	27
Home equity and second mtg.	381	308	73	381	33	333	1
Commercial loans	6,800	2,681	4,118	6,799	763	6,780	62
Consumer loans	15	15	-	15	-	17	-
Commercial equipment	339	227	80	307	80	310	3
Total	$36,362	$22,816	$13,484	$36,300	$1,387	$36,260	$310

TDRs, included in the impaired loan schedules above, as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$13,880	13	$10,438	9
Residential first mortgages	901	3	906	3
Construction and land development	4,409	4	4,376	4
Commercial loans	994	6	2,262	6
Commercial equipment	152	2	154	2
Total TDRs	$20,336	28	$18,136	24
Less: TDRs included in non-accrual loans	(4,868)	(5)	(4,887)	(5)
Total accrual TDR loans	$15,468	23	$13,249	19

The Bank added four and 15 TDRs totaling $2.2 million and $12.0 million during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The Bank had specific reserves of $481,000 on seven TDRs totaling $2.9 million at March 31, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014.

At March 31, 2015 and December 31, 2014, four loans totaling $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. Additionally at March 31, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Interest income in the amount of $145,000 and $563,000 was recognized on TDR loans for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2015 and 2014, respectively, and for the year ended December 31, 2014 and loan receivable balances at March 31, 2015 and 2014, respectively, and at December 31, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Three Months Ended March 31, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(46)	-	-	-	-	-	-	(46)
Recoveries	3	1	-	-	1	-	3	8
Provisions	315	(189)	28	35	62	(1)	(72)	178
Balance at March 31,	$4,348	$904	$1,099	$208	$1,740	$2	$320	$8,621
Ending balance: individually evaluated for impairment	$84	$75	$-	$-	$355	$-	$120	$634
Ending balance: collectively evaluated for impairment	$4,264	$829	$1,099	$208	$1,385	$2	$200	$7,987
Loan receivables:
Ending balance	$588,193	$148,631	$37,349	$21,211	$68,504	$464	$26,931	$891,283
Ending balance: individually evaluated for impairment	$28,604	$3,387	$6,296	$630	$5,847	$-	$581	$45,345
Ending balance: collectively evaluated for impairment	$559,589	$145,244	$31,053	$20,581	$62,657	$464	$26,350	$845,938

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2014

Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(350)	(94)	(992)	(59)	(1,134)	(3)	(10)	(2,642)
Recoveries	11	186	84	10	5	11	25	332
Provisions	890	(401)	1,395	(27)	890	(15)	(79)	2,653
Balance at December 31,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Ending balance: individually evaluated for impairment	$97	$76	$-	$-	$155	$-	$123	$451
Ending balance: collectively evaluated for impairment	$3,979	$1,016	$1,071	$173	$1,522	$3	$266	$8,030
Loan receivables:
Ending balance	$561,080	$152,837	$36,370	$21,452	$73,625	$613	$26,152	$872,129
Ending balance: individually evaluated for impairment	$31,529	$3,407	$6,102	$649	$7,436	$-	$586	$49,709
Ending balance: collectively evaluated for impairment	$529,551	$149,430	$30,268	$20,803	$66,189	$613	$25,566	$822,420

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended March 31, 2014

Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(21)	(94)	-	-	(35)	-	-	(150)
Recoveries	5	-	-	-	1	-	-	6
Provisions	101	(35)	(23)	91	233	(4)	(160)	203
Balance at March 31,	$3,610	$1,272	$561	$340	$2,115	$6	$293	$8,197
Ending balance: individually evaluated for impairment	$332	$98	$81	$33	$763	$-	$80	$1,387
Ending balance: collectively evaluated for impairment	$3,278	$1,174	$480	$307	$1,352	$6	$213	$6,810
Loan receivables:
Ending balance	$504,564	$158,080	$30,611	$21,699	$80,297	$691	$23,741	$819,683
Ending balance: individually evaluated for impairment	$19,360	$3,572	$5,866	$381	$6,799	$15	$307	$36,300
Ending balance: collectively evaluated for impairment	$485,204	$154,508	$24,745	$21,318	$73,498	$676	$23,434	$783,383

Credit Quality Indicators

Credit quality indicators as of March 31, 2015 and December 31, 2014 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014

Unrated	$69,313	$74,955	$4,063	$3,108
Pass	483,661	451,256	26,990	27,160
Special mention	8,148	4,383	-	-
Substandard	27,071	30,486	6,296	6,102
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$588,193	$561,080	$37,349	$36,370

	Commercial Loans		Commercial Equipment
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014

Unrated	$11,754	$12,296	$7,821	$7,173
Pass	51,155	53,844	18,650	18,517
Special mention	149	49	-	-
Substandard	5,446	7,436	460	462
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$68,504	$73,625	$26,931	$26,152

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014

Performing	$148,101	$152,304	$20,816	$21,053	$464	$613
Nonperforming	530	533	395	399	-	-
Total	$148,631	$152,837	$21,211	$21,452	$464	$613

Summary of Total Classified Loans

(dollars in thousands)	3/31/2015	12/31/2014
By Internally Assigned Grade	$39,272	$44,486
By Payment Activity	1,662	2,249
Total Classified	$40,934	$46,735

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

NOTE 12 - REGULATORY CAPITAL

On January 1, 2015, the Company and Bank became subject to the new Basel III Capital Rules with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

As of March 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of March 31, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Common Equity	$98,295	$96,559	$128,907	$126,838
Preferred Stock -SBLF	-	20,000	-	-
Total Stockholders' Equity	98,295	116,559	128,907	126,838
AOCI Losses (Gains)	100	378	100	378
Common Equity Tier 1 Capital	98,395	116,937	129,007	127,216
TRUPs	12,000	12,000	-	-
Tier 1 Capital	110,395	128,937	129,007	127,216
Allowable Reserve for Credit Losses and Other Adjustments	8,621	8,537	8,621	8,537
Subordinated Notes	23,000	-	-	-
Tier 2 Capital	$142,016	$137,474	$137,628	$135,753

Risk-Weighted Assets ("RWA")	$938,617	$903,931	$936,284	$902,136

Average Assets ("AA")	$1,065,379	$1,053,424	$1,063,315	$1,051,627

2019 Regulatory
Min. Ratio + CCB (1)

Common Tier 1 Capital to RWA (2)	7.00%	10.48%	12.94%	13.78%	14.10%
Tier 1 Capital to RWA	8.50	11.76	14.26	13.78	14.10
Tier 2 Capital to RWA	10.50	15.13	15.21	14.70	15.05
Tier 1 Capital to AA (Leverage)	n/a	10.36	12.24	12.13	12.10

(1) These are the fully phased-in ratios as of January 1, 2019 that include the minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB"). The phase-in period is more fully described in the footnote above.

(2) The Common Tier 1 ratio became effective for regulatory reporting purposes when the Company and the Bank became subject to the new Basel III Capital Rules during the three months ended March 31, 2015.

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2015 and December 31, 2014 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$35,981	$-	$35,981	$-
MBS	31	-	31	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,383	-	4,383	-
Total available for sale securities	$40,435	$-	$40,435	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,541	$-	$37,541	$-
MBS	37	-	37	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,321	-	4,321	-
Total available for sale securities	$41,939	$-	$41,939	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are included in the tables below.

(dollars in thousands)	March 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,483	$-	$2,483	$-
Residential first mortgages	434	-	434	-
Commercial loans	234	-	234	-
Commercial equipment	91	-	91	-
Total loans with impairment	$3,242	$-	$3,242	$-

Other real estate owned	$6,861	$-	$6,861	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,524	$-	$2,524	$-
Residential first mortgage	805	-	805	-
Commercial loans	251	-	251	-
Commercial equipment	90	-	90	-
Total loans with impairment	$3,670	$-	$3,670	$-

Other real estate owned	$5,883	$-	$5,883	$-

Loans with impairment have unpaid principal balances of $3.9 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively, and include impaired loans with a specific allowance.

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

Subordinated notes - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$40,435	$40,435	$-	$40,435	$-
Investment securities - HTM	80,653	81,479	750	80,729	-
FHLB and FRB Stock	6,933	7,689	-	7,689	-
Loans held for sale	271	271	-	271	-
Loans Receivable	881,452	883,697	-	883,697	-
Investment in BOLI	27,226	27,226	-	27,226	-
Liabilities
Savings, NOW and money market accounts	$475,798	$475,798	$-	$475,798	$-
Time deposits	378,693	379,253	-	379,253	-
Long-term debt	70,659	72,319	-	72,319	-
Short term borrowings	21,000	21,000	-	21,000	-
TRUPs	12,000	8,200	-	8,200	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,939	$41,939	$-	$41,939	$-
Investment securities - HTM	84,506	84,915	850	84,065	-
FHLB and FRB Stock	6,434	6,434	-	6,434	-
Loans Receivable	862,409	861,427	-	861,427	-
Investment in BOLI	27,021	27,021	-	27,021	-
Liabilities
Savings, NOW and money market accounts	$483,973	$483,973	$-	$483,973	$-
Time deposits	385,411	386,510	-	386,510	-
Long-term debt	74,672	77,919	-	77,919	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

At March 31, 2015, the Company had outstanding loan commitments and standby letters of credit of $38.2 million and $16.5 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-04 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2014-11 - Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement from the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 was effective for the Company on January 1, 2015 and did not have a material impact on the Company’s consolidated financial statements.

ASU 2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) that we filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings. For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2014 and the discussion under the caption “Provision for Loan Losses” below.

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

For additional information regarding the evaluation of OTTI, refer to Notes 1 and 5 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2014.

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

For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2014.

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

For additional information regarding the deferred tax assets, refer to Note 12 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2014.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company opened the branch in Fredericksburg, Virginia in July 2014. The Company plans to open a second full-service branch in downtown Fredericksburg in late 2015 or early 2016. In addition, the Company maintains five commercial loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

The Bank opened its LPO in Fredericksburg, Virginia during August 2013. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. During the second quarter of 2014, we continued to execute the Bank’s growth strategy and added seasoned lenders and support staff to expand into the city of Annapolis and surrounding Anne Arundel County. We opened the Annapolis LPO in October 2014. We are optimistic that our returns on these investments will continue to increase shareholder value during 2015.

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

On February 6, 2015, the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025. On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to the Bank, supporting organic growth, possible acquisitions of branches or other financial institutions should accretive acquisition opportunities arise and the payment of dividends.

The Company has analyzed the costs and benefits regarding continuing its residential mortgage origination operations in the current regulatory environment.  Due to rapidly increasing compliance costs and risks associated with the origination of residential mortgages, the Bank discontinued originating residential loans in April 2015. The Bank has established third party sources to fund its residential whole loan portfolio. The third party sources will allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs in the communities we serve.

Economy

The U.S. economy grew slowly throughout 2013 and 2014. Beginning in 2012, local real estate values stabilized and housing prices began to recover. However, uncertainty for small and medium size businesses has lessened the demand for lending. The impact of slower economic growth on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget has hampered economic expansion. The Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2014 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	(Unaudited)
	Three Months Ended March 31,
	2015	2014

KEY OPERATING RATIOS
Return on average assets	0.68%	0.69%
Return on average common equity	7.33	7.24
Return on average total equity	6.77	6.13
Average total equity to average total assets	10.11	11.18
Interest rate spread	3.55	3.46
Net interest margin	3.67	3.60
Cost of funds	0.70	0.79
Cost of deposits	0.47	0.61
Efficiency ratio	69.26	67.86
Non-interest expense to average assets	2.61	2.52
Avg. int-earning assets to avg. int-bearing liabilities	117.91	118.27
Net charge-offs to average loans	0.02	0.07
COMMON SHARE DATA
Basic net income per common share	$0.38	$0.36
Diluted net income per common share	0.38	0.36
Cash dividends paid per common share	0.10	0.10
Weighted average common shares outstanding:
Basic	4,694,460	4,642,064
Diluted	4,694,460	4,658,529

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2015	December 31, 2014	$ Change	% Change
ASSET QUALITY
Total assets	$1,089,171	$1,082,878	$6,293	0.6%
Gross loans	891,283	872,129	19,154	2.2
Allowance for loan losses	8,621	8,481	140	1.7
Past due loans (PDLs) (31 to 89 days)	1,615	1,820	(205)	(11.3)
Nonperforming loans (NPLs) (>=90 days)	8,435	10,263	(1,828)	(17.8)
Non-accrual loans (NPLs + non-accrual only loans) (a)	8,435	10,263	(1,828)	(17.8)
Accruing troubled debt restructures (TDRs) (b)	15,468	13,249	2,219	16.7
Other real estate owned (OREO)	6,861	5,883	978	16.6
ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.97%	0.97%
Allowance for loan losses to nonperforming loans	102.21	82.64
Past due loans (PDLs) to total loans	0.18	0.21
Nonperforming loans (NPLs) to total loans	0.95	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.13	1.39
Non-accrual loans to total loans	0.95	1.18
Non-accrual loans and TDRs to total loans	2.68	2.70
Non-accrual loans and OREO to total assets	1.40	1.49
Non-accrual loans, OREO and TDRs to total assets	2.82	2.71
COMMON SHARE DATA
Book value per common share	$20.78	$20.53
Common shares outstanding at end of period	4,730,314	4,702,715
OTHER DATA
Number of:
Full-time equivalent employees	175	172
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS (c)
Tier 1 capital to average assets	10.36%	12.24%
Tier 1 common capital to risk-weighted assets (d)	10.48	12.94
Tier 1 capital to risk-weighted assets	11.76	14.26
Total risk-based capital to risk-weighted assets	15.13	15.21

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At March 31, 2015 and December 31, 2014, the Bank had total TDRs of $20.3 million and $18.1 million, respectively, with two TDR relationships totaling $4.9 million in non-accrual status for both reporting periods. One TDR customer relationship of $3.9 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy. Additionally at March 31, 2015 and December 31, 2014, the Bank had one TDR loan of $1.0 million that is greater than 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios.

(c) On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as tier 2 regulatory capital and replaced SBLF tier 1 capital.

(d) The Common Tier 1 ratio became effective for regulatory reporting purposes when the Company and the Bank became subject to the new Basel III Capital Rules during the three months ended March 31, 2015.

COMPARISION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Earnings Summary

Consolidated net income available to common shareholders for the three months ended March 31, 2015 increased $127,000, or 7.6%, to $1.8 million or $0.38 per common share (diluted) compared to $1.7 million or $0.36 per common share (diluted) for the three months ended March 31, 2014. The increase in net income available to common shareholders was attributable to increased net interest income of $629,000 and noninterest income of $67,000 and decreases in the provision for loan losses of $25,000 and preferred stock dividends of $27,000. These increases to net income were partially offset by increased noninterest expense of $612,000 and income tax expense of $9,000. Noninterest expense increased from the comparable period in 2014 primarily as a result of costs related to the opening of the Bank’s Fredericksburg branch and the Annapolis LPO during the second half of 2014 and increased data processing and OREO related costs.

The Company’s return on average assets was 0.68% for the three months ended March 31, 2015 compared to 0.69% for the three months ended March 31, 2014. The Company’s return on average common stockholders' equity was 7.33% compared to 7.24% for the same comparative period.

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

Net interest income increased to $9.1 million for the three months ended March 31, 2015 compared to $8.4 million for the three months ended March 31, 2014. The net interest margin was 3.67% for the three months ended March 31, 2015, a seven basis point increase from 3.60% for the three months ended March 31, 2014. The increase was largely the result of an increase in the average balance of loans as a percentage of total assets and a continued decrease in the cost of funds. In addition, the Bank’s cost of deposits continued to decline compared to the same period of 2014, but was partially offset by additional interest expense related to the $23.0 million of subordinated debt issued during the first quarter of 2015.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$10,177	$9,583	$594	6.2%
Taxable interest and dividends on investment securities	547	590	(43)	(7.3)%
Interest on deposits with banks	4	2	2	100.0%
Total Interest and Dividend Income	10,728	10,175	553	5.4%

Interest Expenses
Deposits	988	1,208	(220)	(18.2)%
Short-term borrowings	9	6	3	50.0%
Long-term debt	668	527	141	26.8%
Total Interest Expenses	1,665	1,741	(76)	(4.4)%

Net Interest Income (NII)	$9,063	$8,434	$629	7.5%

Interest and dividend income increased by $553,000 to $10.7 million for the three months ended March 31, 2015 compared to $10.2 million for the three months ended March 31, 2014. Increased income from the growth in the average balance of loans was partially offset by decreased income from reduced yields on loans and investments and smaller average investment balances. Interest and dividend income increased $683,000 due to growth of $57.2 million in the average balance of loans from $795.7 million to $852.9 million. This increase was partially offset by a decrease of $89,000 in interest income from a reduction in loan yields and $9,000 from a reduction in investment yields. Average loan yields declined five basis points from 4.82% for the three months ended March 31, 2014 to 4.77% for the three months ended March 31, 2015. Interest and dividend income was further reduced $32,000 as average interest-earning investment balances decreased $7.7 million from $141.3 million for the three months ended March 31, 2014 to $133.6 million for the three months ended March 31, 2015.

Interest expense decreased $76,000 to $1.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to a reduction in the cost of funds on interest-bearing liabilities partially offset by an increase in interest expense related to the $23.0 million of subordinated debt issued during the first quarter of 2015. The average cost of total interest-bearing liabilities decreased 8 basis points from 0.88% for the first quarter of 2014 to 0.80% for the first quarter of 2015. Interest expense decreased $278,000 due to a decrease in rates, which was principally achieved by a decrease in the average rates paid on certificates of deposits, money market accounts and long-term debt, which declined from 1.03%, 0.30% and 2.38%, respectively, for the three months ended March 31, 2014 to 0.83%, 0.25% and 2.15%, respectively, for the three months ended March 31, 2015. Deposit costs decreased 14 basis points from 0.61% to 0.47% for the comparable period. Additionally, the increase of noninterest bearing demand deposits of $21.4 million contributed to the decline in funding costs with average balances increasing from $90.6 million for the three months ended March 31, 2014 to $112.0 million for the three months ended March 31, 2015. These reductions in interest expense were partially offset by a $202,000 increase in interest expense due to increased average balances of interest-bearing transaction deposit accounts and debt compared to the same quarter of 2014. The average rate paid on debt, which includes long-term debt, TRUPS, subordinated debt and short-term borrowings, increased from 2.24% for the three months ended March 31, 2014 to 2.45% for the comparable period in 2015.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended March 31,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$42,372	0.09%	$38,940	0.10%
Interest-bearing demand and money market accounts	304,290	0.25%	271,035	0.30%
Certificates of deposit	379,382	0.83%	387,108	1.03%
Total interest-bearing deposits	726,044	0.54%	697,083	0.69%
Noninterest-bearing demand deposits	112,036		90,664
	$838,080	0.47%	$787,747	0.61%

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

	Three Months Ended March 31, 2015
	compared to Three Months Ended
	March 31, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$683	$(89)	$594
Investment securities, federal funds sold and interest bearing deposits	(32)	(9)	(41)
Total interest-earning assets	$651	$(98)	$553

Interest-bearing liabilities:
Savings	1	(1)	-
Interest-bearing demand and money market accounts	21	(31)	(10)
Certificates of deposit	(16)	(194)	(210)
Long-term debt	(9)	(43)	(52)
Short-term debt	2	1	3
Subordinated notes	203	-	203
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(10)	(10)
Total interest-bearing liabilities	$202	$(278)	$(76)
Net change in net interest income	$449	$180	$629

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2015 and 2014, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended March 31,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$852,911	$10,177	4.77%	$795,690	$9,583	4.82%
Investment securities, federal funds sold and interest-bearing deposits	133,588	551	1.65%	141,262	592	1.68%
Total Interest-Earning Assets	986,499	10,728	4.35%	936,952	10,175	4.34%
Cash and cash equivalents	12,163			8,159
Other assets	66,377			58,657
Total Assets	$1,065,039			$1,003,768

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$42,372	$10	0.09%	$38,940	$10	0.10%
Interest-bearing demand and money market accounts	304,290	191	0.25%	271,035	201	0.30%
Certificates of deposit	379,382	787	0.83%	387,108	997	1.03%
Long-term debt	72,530	390	2.15%	74,212	442	2.38%
Short-term debt	12,307	9	0.29%	8,906	6	0.27%
Subordinated Notes	13,800	203	5.88%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	75	2.50%	12,000	85	2.83%

Total Interest-Bearing Liabilities	836,681	1,665	0.80%	792,201	1,741	0.88%

Noninterest-bearing demand deposits	112,036			90,664
Other liabilities	8,671			8,643
Stockholders' equity	107,651			112,260
Total Liabilities and Stockholders' Equity	$1,065,039			$1,003,768

Net interest income		$9,063			$8,434

Interest rate spread			3.55%			3.46%
Net yield on interest-earning assets			3.67%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			117.91%			118.27%

Cost of funds			0.70%			0.79%
Cost of deposits			0.47%			0.61%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$178	$203	$(25)	(12.3)%

The provision for loan losses decreased $25,000 to $178,000 for the three months ended March 31, 2015 compared to $203,000 for the three months ended March 31, 2014 and reflected decreases in net-charge-offs and the specific allowance compared to the same period in 2014. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs, additions to other real estate owned, or the sale of non-performing and classified loans. Net charge-offs decreased $106,000 from $144,000 for the three months ended March 31, 2014 to $38,000 for the three months ended March 31, 2015.

See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$58	$100	$(42)	(42.0)%
Gain on sale of asset	18	-	18	n/a
Net (losses) gains on sale of investment securities	(1)	24	(25)	(104.2)%
Income from bank owned life insurance	205	151	54	35.8%
Service charges	585	552	33	6.0%
Gain on sale of loans held for sale	97	68	29	42.6%
Total Noninterest Income	$962	$895	$67	7.5%

Noninterest income increased by $67,000 to $962,000 for the three months ended March 31, 2015 compared to $895,000 for the three months ended March 31, 2014. Noninterest income increased due to modest increases in service charges, gains on loans held for sale and bank owned life insurance (“BOLI”). The Bank made an additional investment of $7.0 million in BOLI during the third quarter of 2014. Gains on loans held for sale were $97,000 for the three months ended March 31, 2015 compared to $68,000 for the three months ended March 31, 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,145	$4,029	$116	2.9%
Occupancy expense	630	565	65	11.5%
Advertising	103	122	(19)	(15.6)%
Data processing expense	518	271	247	91.1%
Professional fees	295	230	65	28.3%
Depreciation of furniture, fixtures, and equipment	201	185	16	8.6%
Telephone communications	46	50	(4)	(8.0)%
Office supplies	39	80	(41)	(51.3)%
FDIC Insurance	198	139	59	42.4%
OREO valuation allowance and expenses	219	129	90	69.8%
Other	549	531	18	3.4%
Total Noninterest Expense	$6,943	$6,331	$612	9.7%

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$4,145	$4,029	$116	2.9%
OREO Valuation Allowance and Expenses	219	129	90	69.8%
Other Operating Expenses	2,579	2,173	406	18.7%
Total Noninterest Expense	$6,943	$6,331	$612	9.7%

 For the three months ended March 31, 2015, noninterest expense increased 9.7%, or $612,000, to $6.9 million from $6.3 million for the comparable period in 2014. The increase was primarily due to growth in employee compensation and occupancy costs as the Bank added employees and facilities during the second half of 2014 to support its expansion in Fredericksburg, Virginia and Annapolis, Maryland and the surrounding markets. Salary and benefits, data processing and professional fees were also impacted by the increased cost of compliance and regulation. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the three months ended March 31, 2015 were 69.26% and 2.61%, respectively, compared to 67.86% and 2.52%, respectively, for the three months ended March 31, 2014.

Income Tax Expense

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $1.1 million. The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 37.29% and 38.43%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

COMPARISION OF FINANCIAL CONDITON AT MARCH 31, 2015 AND DECEMBER 31, 2014

Assets

Total assets at March 31, 2015 of $1.09 billion increased $6.3 million compared to total assets of $1.08 billion at December 31, 2014. The increase in total assets was primarily attributable to net loan growth partially offset by declines in cash and securities. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	March 31, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$10,463	$17,275	$(6,812)	(39.4)%
Federal funds sold	645	965	(320)	(33.2)%
Interest-bearing deposits with banks	331	3,133	(2,802)	(89.4)%
Securities available for sale (AFS), at fair value	40,435	41,939	(1,504)	(3.6)%
Securities held to maturity (HTM), at amortized cost	80,653	84,506	(3,853)	(4.6)%
FHLB and FRB stock - at cost	6,933	6,434	499	7.8%
Loans held for sale	271	-	271	n/a
Loans receivable - net of ALLL	881,452	862,409	19,043	2.2%
Premises and equipment, net	21,274	20,586	688	3.3%
Other real estate owned (OREO)	6,861	5,883	978	16.6%
Accrued interest receivable	3,115	3,036	79	2.6%
Investment in bank owned life insurance	27,226	27,021	205	0.8%
Other assets	9,512	9,691	(179)	(1.8)%
Total Assets	$1,089,171	$1,082,878	$6,293	0.6%

The differences in allocations between the cash and investment categories reflect operational needs. The AFS and HTM securities portfolio decreased $5.4 million during the first three months of 2014 due to principal repayments.

Net loans increased $19.1 million from $862.4 million at December 31, 2014 to $881.5 million at March 31, 2015, due primarily to increases in commercial real estate loans partially offset by decreases in commercial loans and residential loans. The following is a breakdown of the Company’s loan portfolio at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015%		December 31, 2014%

Commercial real estate	$588,193	65.99%	$561,080	64.34%
Residential first mortgages	148,631	16.68%	152,837	17.52%
Construction and land development	37,349	4.19%	36,370	4.17%
Home equity and second mortgages	21,211	2.38%	21,452	2.46%
Commercial loans	68,504	7.69%	73,625	8.44%
Consumer loans	464	0.05%	613	0.07%
Commercial equipment	26,931	3.02%	26,152	3.00%
	891,283	100.00%	872,129	100.00%
Less:
Deferred loan fees	1,210	0.14%	1,239	0.14%
Allowance for loan losses	8,621	0.97%	8,481	0.97%
	9,831		9,720
	$881,452		$862,409

Asset Quality and the Allowance for Loan Losses

The following tables show asset quality ratios for the three months ended March 31, 2015 and the year ended December 31, 2014.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2015	December 31, 2014	$ Change	% Change
ASSET QUALITY
Total assets	$1,089,171	$1,082,878	$6,293	0.6%
Gross loans	891,283	872,129	19,154	2.2
Allowance for loan losses	8,621	8,481	140	1.7
Past due loans (PDLs) (31 to 89 days)	1,615	1,820	(205)	(11.3)
Nonperforming loans (NPLs) (>=90 days)	8,435	10,263	(1,828)	(17.8)
Non-accrual loans (NPLs + non-accrual only loans) (a)	8,435	10,263	(1,828)	(17.8)
Accruing troubled debt restructures (TDRs) (b)	15,468	13,249	2,219	16.7
Other real estate owned (OREO)	6,861	5,883	978	16.6
ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.97%	0.97%
Allowance for loan losses to nonperforming loans	102.21	82.64
Past due loans (PDLs) to total loans	0.18	0.21
Nonperforming loans (NPLs) to total loans	0.95	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.13	1.39
Non-accrual loans to total loans	0.95	1.18
Non-accrual loans and TDRs to total loans	2.68	2.70
Non-accrual loans and OREO to total assets	1.40	1.49
Non-accrual loans, OREO and TDRs to total assets	2.82	2.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At March 31, 2015 and December 31, 2014, the Bank had total TDRs of $20.3 million and $18.1 million, respectively, with two TDR relationships totaling $4.9 million in non-accrual status for both reporting periods. One TDR customer relationship of $3.9 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy. Additionally at March 31, 2015 and December 31, 2014, the Bank had one TDR loan of $1.0 million that is greater than 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios.

The allowance for loan losses was 0.97% of gross loans at March 31, 2015 and December 31, 2014. There was a decrease in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The provision for loan losses decreased $25,000 to $178,000 for the three months ended March 31, 2015 compared to $203,000 for the three months ended March 31, 2014 and reflected decreases in net-charge-offs and the specific allowance compared to the same period in 2014. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Bank decreased its general allowance as a percentage of gross loans two basis points from 0.92% at December 31, 2014 to 0.90% at March 31, 2015. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at March 31, 2015 and December 31, 2014, respectively.

(dollar in thousands)	March 31, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans

General Allowance	$7,987	0.90%	$8,030	0.92%
Specific Allowance	634	0.07%	451	0.05%
Total Allowance	$8,621	0.97%	$8,481	0.97%

There has been a trend over the past several years of the specific allowance decreasing in dollars and as a percentage of total loans. There has been some variability in quarter to quarter specific allowance balances, but the decreasing balances and percentages are due to an overall improvement in the credit quality of our loan portfolio as charge-offs have occurred and other workout strategies were exercised for challenging credits over the last several years. Non-performing loans were resolved with workouts, charge-offs and transfers to OREO. The following were the balances and percentage of gross loans the specific allowance represented at March 31, 2015 and 2014 and December 31, 2014, 2013, 2012, 2011 and 2010:

	As of March 31,		As of December 31,
(dollars in thousands)	2015	2014	2014	2013	2012	2011	2010
Specific Allowance	$634	$1,387	$451	$985	$1,548	$1,997	$1,998
As a percentage of Gross Loans	0.07%	0.17%	0.05%	0.12%	0.20%	0.28%	0.30%

The most important weighted factor in the Company’s allowance for loan loss methodology is the charge-off history of the loan portfolio. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Bank’s charge-off history has improved. The following table provides a five-year trend and the current quarter and comparable quarter of the prior year of net charge-offs as a percentage of average loans.

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2015	2014	2014	2013	2012	2011	2010
Average loans	$852,911	$795,690	$819,381	$741,369	$719,798	$671,242	$615,887
Net charge-offs	38	144	2,309	1,049	1,937	4,101	3,736
Net charge-offs to average loans	0.02%	0.07%	0.28%	0.14%	0.27%	0.61%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.9 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $8.4 million or 0.95% of total loans at March 31, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at March 31, 2015 or at December 31, 2014. The Bank had 24 non-accrual loans at March 31, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at March 31, 2015 included $7.1 million, or 84% of non-accrual loans, attributed to 10 loans representing three customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at March 31, 2015 and December 31, 2014, four loans totaling $3.9 million represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest for one year to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both TDRs and non-accrual loans. Additionally at March 31, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $2.0 million from $12.1 million, or 1.39% of loans, at December 31, 2014 to $10.1 million, or 1.13% of loans, at March 31, 2015. Loans 31-89 days delinquent decreased $205,000 from $1.8 million, or 0.21% of total loans, at December 31, 2014 to $1.6 million, or 0.18% of total loans, at March 31, 2015. Management believes the 31-89 day past due delinquency rate is a leading indicator of the health of the loan portfolio.

At March 31, 2015, the Bank had 23 accruing TDRs totaling $15.5 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Bank added four and 15 TDRs totaling $2.2 million and $12.0 million during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The Bank had specific reserves of $481,000 on seven TDRs totaling $2.9 million at March 31, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014. The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$13,880	13	$10,438	9
Residential first mortgages	901	3	906	3
Construction and land development	4,409	4	4,376	4
Commercial loans	994	6	2,262	6
Commercial equipment	152	2	154	2
Total TDRs	$20,336	28	$18,136	24
Less: TDRs included in non-accrual loans	(4,868)	(5)	(4,887)	(5)
Total accrual TDR loans	$15,468	23	$13,249	19

Classified loans of the commercial portfolio, which include commercial real estate, commercial, commercial equipment and construction and land development loans decreased from $62.8 million at December 31, 2011 to $39.3 million at March 31, 2015 from $44.5 million at December 31, 2014 (see Note 11 to the Consolidated Financial Statements). Total classified loans decreased $5.8 million from $46.7 million at December 31, 2014 to $40.9 million at March 31, 2015.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down as a percentage of total assets and in total dollars from a high point of 8.45% of total assets or $81.9 million at September 30, 2011 to 4.51% of total assets or $49.1 million at March 31, 2015. Classified assets have decreased $4.9 million or 9.1% from $54.0 million at December 31, 2014 to $49.1 million at March 31, 2015. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2015 and December 31, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of March 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Classified loans
Substandard	$40,934	$46,735	$47,645	$48,676	$68,515
Doubtful	-	-	-	-	-
Loss	-	-	-	-	37
Total classified loans	40,934	46,735	47,645	48,676	68,552
Special mention loans	9,385	5,460	9,246	6,092	-
Total classified and special mention loans	$50,319	$52,195	$56,891	$54,768	$68,552

Classified loans	40,934	46,735	47,645	48,676	68,552
Classified securities	1,336	1,404	2,438	3,028	6,057
Other real estate owned	6,861	5,883	6,797	6,891	5,029
Total classified assets	$49,131	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	4.51%	4.99%	5.56%	5.97%	8.10%

The OREO balance was $6.9 million at March 31, 2015, an increase of $978,000 compared to $5.9 million at December 31, 2014. This increase consisted of additions of $1.6 million offset by valuation allowances of $125,000 to adjust properties to current appraised values and $453,000 in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans and OREO to total assets improved nine basis points from 1.49% at December 31, 2014 to 1.40% at March 31, 2015. Non-accrual loans, OREO and TDRs to total assets increased 11 basis points from 2.71% at December 31, 2014 to 2.82% at March 31, 2015. Management considers classified assets to be an important measure of asset quality.

At March 31, 2015, 99%, or $114.6 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99% or $119.8 million at December 31, 2014. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. Classified securities decreased $68,000 from $1.4 million at December 31, 2014 to $1.3 million at March 31, 2015.

Gross unrealized losses on HTM and AFS securities decreased from $1.6 million at December 31, 2014 to $889,000 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2015 and December 31, 2014 for AFS securities were $439,000 and $830,000 of amortized cost of $40.6 million and $42.6 million, respectively. Gross unrealized losses at March 31, 2015 and December 31, 2014 for HTM securities were $450,000 and $737,000 of amortized cost of $80.7 million and $84.5 million, respectively. The decrease in unrealized losses was the result of decreases in long-term interest rates, while credit risks remained stable. The Bank holds over 95% of its AFS and HTM securities as asset-backed securities of government sponsored enterprises (“GSEs”) or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	March 31, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$126,186	$122,195	$3,991	3.3%
Interest-bearing deposits	728,305	747,189	(18,884)	(2.5)%
Total deposits	854,491	869,384	(14,893)	(1.7)%
Short-term borrowings	21,000	2,000	19,000	950.0%
Long-term debt	70,659	74,672	(4,013)	(5.4)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	-	23,000	n/a
Accrued expenses and other liabilities	9,726	8,263	1,463	17.7%
Total Liabilities	$990,876	$966,319	$24,557	2.5%

Deposits and Borrowings

Total deposits decreased by 1.7%, or $14.9 million, to $854.5 million at March 31, 2015 compared to $869.4 million at December 31, 2014 driven primarily by seasonal customer deposit activity. Between 2012 and 2014, the Bank increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 55.7% of total deposits at March 31, 2015. Average transaction account balances increased $58.0 million from $400.7 million for the three months ended March 31, 2014 to $458.7 million for the three months ended March 31, 2015. Details of the Company’s deposit portfolio at March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$126,186	14.77%	$122,195	14.06%
Interest-bearing:
Demand	92,302	10.80%	108,350	12.46%
Money market deposits	213,577	24.99%	211,929	24.38%
Savings	43,733	5.12%	41,499	4.77%
Certificates of deposit	378,693	44.32%	385,411	44.33%
Total interest-bearing	728,305	85.23%	747,189	85.94%

Total Deposits	$854,491	100.00%	$869,384	100.00%

Transaction accounts	$475,798	55.68%	$483,973	55.67%

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at March 31, 2015 and December 31, 2014 were $41.0 million and $41.7 million, respectively. Reciprocal brokered deposits at March 31, 2015 and December 31, 2014 were $44.1 million and $41.6 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers. The Bank uses the Promontory Network for reciprocal brokered deposits to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”).

Long-term debt and short-term borrowings increased $15.0 million from $76.7 million at December 31, 2014 to $91.7 million at March 31, 2015. During the first quarter of 2015, the Company paid off a net of $4.0 million in Federal Home Loan Bank (“FHLB”) advances and increased short-term borrowings $19.0 million, all of which were for terms less than six months. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

On February 6, 2015, the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to Community Bank of the Chesapeake, supporting organic growth, possible acquisitions of branches or other financial institutions should accretive acquisition opportunities arise and the payment of dividends. The subordinated notes will increase the Company’s cost of funds during 2015. The Company’s decision to move forward with the transaction during 2015 was based on a scheduled increase in the after-tax SBLF dividend rate to 9% in March 2016, a receptive market for Community Banks to raise subordinated debt and management’s belief that a simplified capital structure will improve the Company’s profitability over time.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	March 31, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change

Preferred Stock at par of $1,000	$-	$20,000	$(20,000)	(100.0)%
Common Stock at par of $0.01	47	47	-	0.0%
Additional paid in capital	46,640	46,416	224	0.5%
Retained earnings	52,198	50,936	1,262	2.5%
Accumulated other comprehensive loss	(100)	(378)	278	(73.5)%
Unearned ESOP shares	(490)	(462)	(28)	6.1%
Total Stockholders' Equity	$98,295	$116,559	$(18,264)	(15.7)%

During the three months ended March 31, 2015, stockholders’ equity decreased $18.3 million to $98.3 million. The decrease in stockholders’ equity was due to the $20.0 million payoff of SBLF preferred stock as described previously, quarterly common dividends paid of $461,000 and quarterly preferred stock dividends paid of $73,000. These decreases to capital were partially offset by increases to equity from net income of $1.8 million, net stock activities from stock-based compensation and the exercise of options of $173,000 and a current year decrease in accumulated other comprehensive loss of $278,000. Increases in common stockholders' equity to $98.3 million at March 31, 2015 resulted in a book value of $20.78 per common share. The Company remains well-capitalized at March 31, 2015 with a Tier 1 capital to average assets ratio of 10.36%.

Accumulated other comprehensive losses decreased during the first quarters of 2015 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on preferred stock, and the payment of interest on subordinated debentures.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2014.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2015 totaled $11.4 million, a decrease of $10.0 million, or 4.7%, from the December 31, 2014 total of $21.4 million. The decrease in cash was primarily due to an excess of loan originations over principal collected and a net decrease in deposits. These decreases to cash were partially offset by increases in total debt outstanding and net proceeds from maturing principal and proceeds from the sale of investment securities, and net income. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the three months ended March 31, 2015, all financing activities provided $2.5 million in cash compared to $7.6 million in cash used for the same period in 2014. The Bank was provided $10.1 million more cash due to financing activities in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in net borrowings (debt) partially offset by a larger decrease in deposits in the first quarter of 2015 than the comparable quarter of 2014. Total debt increased $13.0 million, which consisted of a $10.0 million increase in Federal Home Loan Bank borrowings and a net increase of $3.0 million to cash for the subordinated debt raise of $23.0 million offset by the SBLF payoff of $20 million. These increases to cash were partially offset by the seasonal decrease in deposits. Deposits decreased $2.7 million more than the prior comparable period from $12.2 million for the three months ended March 31, 2014 to $14.9 million for the three months ended March 31, 2015.

During the three months ended March 31, 2015, all investing activities used $16.4 million in cash compared to $3.1 million in cash used for the same period in 2014. The primary reason for the reduction in cash of $13.3 million was an increase in loan volume in the first three months of 2015 compared to the first three months of 2014. Cash was used to fund additional loans as loans originated or acquired increased $15.8 million from $58.2 million for the three months ended March 31, 2014 to $74.0 million for the three months ended March 31, 2015. Net proceeds from securities transactions decreased cash $4.2 million compared to the prior year due primarily to a higher dollar volume of security sales in the first quarter of 2014 compared to the first quarter of 2015. These decreases to cash were offset by an increase in cash of $6.7 million from increased principal collected on loans from $46.3 million for the three months ended March 31, 2014 to $53.0 million for the three months ended March 31, 2015. Other activity consisted of an increase in purchases (cash used) of premises and equipment of $495,000 which was offset by an increase in proceeds received (cash provided) from the sale of OREO and other assets of $473,000.

Operating activities provided cash of $4.0 million for the three months ended March 31, 2015 compared to $2.3 million of cash provided for the same period of 2014. Cash increased by $1.6 million primarily due an increase in accrued expenses and other liabilities for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. These increases in cash were partially offset by decreases in deferred tax assets and other assets.

ITEM 3. Quantitative and qualitative Disclosure about Market Risk

Interest rate risk is defined as the exposure to changes in net interest income and capital that arises from movements in interest rates. Depending on the composition of the balance sheet, increasing or decreasing interest rates can negatively affect the Company’s results of operations and financial condition.

The Company measures interest rate risk over the short and long term. The Company measures interest rate risk as the change in net interest income (“NII’) caused by a change in interest rates over twelve and twenty-four months. The Company’s NII simulations provide information about short-term interest rate risk exposure. The Company also measures interest rate risk by measuring changes in the values of assets and liabilities due to changes in interest rates. The economic value of equity (“EVE”) is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. EVE simulations reflect the interest rate sensitivity of assets and liabilities over a longer time period, considering the maturities, average life and duration of all balance sheet accounts.

The Board of Directors has established an interest rate risk policy, which is administered by the Bank’s Asset Liability Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in NII and EVE resulting from changes in interest rates. Both NII and EVE simulations assist in identifying, measuring, monitoring and controlling interest rate risk and are used by management and the ALCO Committee to ensure that interest rate risk exposure will be maintained within Board policy guidelines. The ALCO Committee reports quarterly to the Board of Directors. Mitigating strategies are used to maintain interest rate risk within established limits.

The Company’s interest rate risk (“IRR”) model uses assumptions which include factors such as call features, prepayment options and interest rate caps and floors included in investment and loan portfolio contracts. Additionally, the IRR model estimates the lives and interest rate sensitivity of the Company’s non-maturity deposits. These assumptions have a significant effect on model results. The assumptions are developed primarily based upon historical behavior of Bank customers. The Company also considers industry and regional data in developing IRR model assumptions. There are inherent limitations in the Company’s IRR model and underlying assumptions. When interest rates change, actual movements of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.

The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”). The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

March 31, 2015	(1.78)%	(1.92)%	(2.11)%	(1.81)%	0.77%	(0.80)%	N/A	N/A

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

March 31, 2015	(7.83)%	(4.83)%	(2.04)%	(0.12)%	0.53%	(1.80)%	N/A	N/A

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2015, 65,283 shares were available to be repurchased under the repurchase program. The following schedule shows the repurchases during the three months ended March 31, 2015.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - 31, 2015	-	$-	-	66,046
February 1 - 28, 2015	168	19.25	168	65,878
March 1 - 31, 2015	595	19.52	595	65,283
Total	763	$19.46	763	65,283

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 20154, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 6, 2015	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 6, 2015	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

