Form 10-Q
period 2015-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2015-08-03
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐                No ☒

As of July 30, 2015, the registrant had 4,715,696 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$29,982	$17,275
Federal funds sold	4,385	965
Interest-bearing deposits with banks	7,565	3,133
Securities available for sale (AFS), at fair value	38,378	41,939
Securities held to maturity (HTM), at amortized cost	85,985	84,506
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,550	6,434
Loans receivable - net of allowance for loan losses of $8,757 and $8,481	885,914	862,409
Premises and equipment, net	21,418	20,586
Other real estate owned (OREO)	6,422	5,883
Accrued interest receivable	3,182	3,036
Investment in bank owned life insurance	27,432	27,021
Other assets	9,523	9,691
Total Assets	$1,126,736	$1,082,878

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$132,367	$122,195
Interest-bearing deposits	768,018	747,189
Total deposits	900,385	869,384
Short-term borrowings	12,000	2,000
Long-term debt	70,645	74,672
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	-
Accrued expenses and other liabilities	9,622	8,263
Total Liabilities	1,027,652	966,319

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized and issued 20,000 at December 31, 2014 and none at June 30, 2015	-	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,715,212 and 4,702,715 shares, respectively	47	47
Additional paid in capital	46,702	46,416
Retained earnings	53,125	50,936
Accumulated other comprehensive loss	(300)	(378)
Unearned ESOP shares	(490)	(462)
Total Stockholders' Equity	99,084	116,559
Total Liabilities and Stockholders' Equity	$1,126,736	$1,082,878

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts )	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$10,373	$9,685	$20,550	$19,268
Taxable interest and dividends on investment securities	560	565	1,107	1,155
Interest on deposits with banks	2	4	6	6
Total Interest and Dividend Income	10,935	10,254	21,663	20,429

Interest Expense
Deposits	1,042	1,159	2,030	2,367
Short-term borrowings	12	1	21	7
Long-term debt	848	524	1,516	1,051
Total Interest Expense	1,902	1,684	3,567	3,425

Net Interest Income	9,033	8,570	18,096	17,004
Provision for loan losses	392	563	570	766
Net Interest Income After Provision For Loan Losses	8,641	8,007	17,526	16,238

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	90	92	148	192
Gain on sale of asset	1	7	19	7
Net (losses) gains on sale of OREO	(18)	4	(18)	4
Net (losses) gains on sale of investment securities	-	-	(1)	24
Income from bank owned life insurance	205	152	410	303
Service charges	677	524	1,262	1,076
Gain on sale of loans held for sale	7	76	104	144
Total Noninterest Income	962	855	1,924	1,750

Noninterest Expense
Salary and employee benefits	3,888	3,992	8,033	8,021
Occupancy expense	605	654	1,235	1,219
Advertising	183	201	286	323
Data processing expense	507	381	1,025	652
Professional fees	272	288	567	518
Depreciation of furniture, fixtures, and equipment	204	182	405	367
Telephone communications	39	41	85	91
Office supplies	31	74	70	154
FDIC Insurance	190	199	388	338
OREO valuation allowance and expenses	334	165	553	294
Other	635	590	1,184	1,121
Total Noninterest Expense	6,888	6,767	13,831	13,098

Income before income taxes	2,715	2,095	5,619	4,890
Income tax expense	1,004	760	2,087	1,834
Net Income	$1,711	$1,335	$3,532	$3,056
Preferred stock dividends	-	50	23	100
Net Income Available to Common Stockholders	$1,711	$1,285	$3,509	$2,956

Earnings Per Common Share
Basic	$0.37	$0.28	$0.75	$0.64
Diluted	$0.37	$0.28	$0.75	$0.63
Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014

Net Income	$1,711	$1,335	$3,532	$3,056
Net unrealized holding gains (losses) arising during period, net of tax (benefit) expense of $(130) and $126; $51 and $87, respectively	(200)	244	78	167
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $0 and $0; $0 and $(3), respectively	-	-	-	(5)
Comprehensive Income	$1,511	$1,579	$3,610	$3,218

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(dollars in thousands)	2015	2014

Cash Flows from Operating Activities
Net income	$3,532	$3,056
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	570	766
Depreciation and amortization	699	632
Loans originated for resale	(4,192)	(5,309)
Proceeds from sale of loans originated for sale	4,296	4,456
Gain on sale of loans held for sale	(104)	(144)
Net loss (gains) on the sale of OREO	18	(4)
Losses (gains) on sales of HTM investment securities	1	(16)
Gains on sales of AFS investment securities	-	(8)
Gain on sale of asset	(19)	(7)
Net amortization of premium/discount on investment securities	48	151
Increase in OREO valuation allowance	374	234
Increase in cash surrender of bank owned life insurance	(411)	(303)
(Increase) decrease in deferred income tax benefit	(395)	600
(Increase) decrease in accrued interest receivable	(146)	43
Stock based compensation	122	146
Increase in deferred loan fees	72	78
Increase (decrease) in accrued expenses and other liabilities	1,359	(85)
Decrease in other assets	636	452
Net Cash Provided by Operating Activities	6,460	4,738

Cash Flows from Investing Activities
Purchase of AFS investment securities	(45)	(43)
Proceeds from redemption or principal payments of AFS investment securities	3,649	4,512
Purchase of HTM investment securities	(9,842)	(750)
Proceeds from maturities or principal payments of HTM investment securities	8,332	6,360
Net increase of FHLB and FRB stock	(116)	(1,068)
Loans originated or acquired	(143,256)	(137,242)
Principal collected on loans	117,578	97,335
Purchase of premises and equipment	(1,546)	(847)
Proceeds from sale of OREO	623	1,106
Proceeds from sale of HTM investment securities	66	3,179
Proceeds from sale of AFS investment securities	-	2,056
Proceeds from disposal of asset	34	20

Net Cash Used in Investing Activities	(24,523)	(25,382)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Six months ended June 30,
(dollars in thousands)	2015	2014

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$31,001	$(2,751)
Proceeds from long-term debt	-	5,000
Payments of long-term debt	(4,027)	(777)
Net increase in short term borrowings	10,000	7,000
Exercise of stock options	-	106
Proceeds from subordinated notes	23,000	-
Redemption of Small Business Lending Fund Preferred Stock	(20,000)	-
Dividends paid	(995)	(1,035)
Net change in unearned ESOP shares	(28)	-
Repurchase of common stock	(329)	-
Net Cash Provided by Financing Activities	38,622	7,543
Increase (Decrease) in Cash and Cash Equivalents	$20,559	$(13,101)

Cash and Cash Equivalents - January 1	21,373	24,519
Cash and Cash Equivalents - June 30	$41,932	$11,418

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,994	$3,423
Income taxes	$1,088	$2,145

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$216	$182
Transfer from loans to OREO	$1,556	$1,082

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2014 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2015 presentation.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three and six months ended June 30, 2015 and 2014. The Company’s comprehensive gain (loss) was solely related to securities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(330)	$(130)	$(200)	$370	$126	$244
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$(330)	$(130)	$(200)	$370	$126	$244

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$129	$51	$78	$254	$87	$167
Reclassification adjustments	-	-	-	(8)	(3)	(5)
Other comprehensive gain	$129	$51	$78	$246	$84	$162

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(100)	$(1,139)	$(378)	$(1,057)
Other comprehensive gain (loss) before reclassifications	(200)	244	78	167
Amounts reclassified from accumulated other comprehensive income	-	-	-	(5)
Net other comprehensive gain (loss)	(200)	244	78	162
End of period	$(300)	$(895)	$(300)	$(895)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At both June 30, 2015 and 2014, there were 87,436 options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at June 30, 2015 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At June 30, 2015 there were 37,078 unvested shares of restricted stock. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net Income	$1,711	$1,335	$3,532	$3,056
Less: dividends paid and accrued on preferred stock	-	(50)	(23)	(100)
Net income available to common shareholders	$1,711	$1,285	$3,509	$2,956

Average number of common shares outstanding	4,650,153	4,651,716	4,653,763	4,645,963
Dilutive effect of common stock equivalents	37,048	17,793	37,048	16,632
Average number of shares used to calculate diluted EPS	4,687,201	4,669,509	4,690,811	4,662,595

NOTE 6 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 4, 2015, the 2015 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule, if applicable, and the probability of achieving goals specified at the time of the grant.

Stock-based compensation expense totaled $68,000 and $122,000 for the three and six months ended June 30, 2015 and $10,000 and $146,000 for the three and six months ended June 30, 2014. Stock-based compensation expense consisted of the vesting of grants of restricted stock. In addition, in 2014 stock-based compensation expense included the vesting of restricted stock units.

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

The following tables below summarize outstanding and exercisable options at June 30, 2015 and December 31, 2014.

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Exercised	-	-	-
Forfeited	-	-

Outstanding at June 30, 2015	87,436	$23.60	$-	-

Exercisable at June 30, 2015	87,436	$23.60	$-	-

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(45,163)	15.89	207
Forfeited	(26,918)	15.89
Outstanding at December 31, 2014	87,436	$23.60	$-	-

Exercisable at December 31, 2014	87,436	$23.60	$-	-

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
June 30, 2015	Remaining Contractual Life	Exercise Price
66,225	1 years	$22.29
21,211	2 years	27.70
87,436		$23.60

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at June 30, 2015 and December 31, 2014. All options outstanding at June 30, 2015 and December 31, 2014 were anti-dilutive and therefore the intrinsic value was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.50 and $20.07 per share at June 30, 2015 and December 31, 2014, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of June 30, 2015, unrecognized stock compensation expense was $804,000. The following tables summarize the unvested restricted stock awards and units outstanding at June 30, 2015 and December 31, 2014, respectively. There were no outstanding stock units at June 30, 2015 and December 31, 2014, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at June 30, 2015	37,048	$19.83

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(20,820)	19.26	(4,210)	20.28

Nonvested at December 31, 2014	29,472	$20.83	-	$-

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

	Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2015	2014	2014
Balance at beginning of year	$5,883	$6,797	$6,797
Additions of underlying property	1,556	1,082	2,742
Disposals of underlying property	(643)	(1,092)	(2,422)
Transfers of OREO to loans	-	-	(1,000)
Valuation allowance	(374)	(234)	(234)
Balance at end of period	$6,422	$6,553	$5,883

During the six months ended June 30, 2015, additions of $1.6 million consisted of $784,000 for five residential properties, $378,000 for three residential lots and $400,000 for a commercial building. During the six months ended June 30, 2014, additions of $1.1 million consisted of two residential properties totaling $442,000 and a commercial building of $640,000. The Company disposed of two residential properties and two finished residential lots at a loss of $18,000 for the six months ended June 30, 2015 compared to disposals of three residential properties at a gain of $4,000 for the six months ended June 30, 2014. Additions to the valuation allowances of $374,000 and $234,000 were taken to adjust properties to current appraised values for the six months ended June 30, 2015 and 2014, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Valuation allowance	$249	$152	$374	$234
Operating expenses	85	13	179	60
	$334	$165	$553	$294

NOTE 10 – SECURITIES

	June 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$25	$5	$-	$30
Residential Collateralized Mortgage Obligations ("CMOs")	34,568	64	673	33,959
Corporate equity securities	37	3	-	40
Bond mutual funds	4,243	106	-	4,349
Total securities available for sale	$38,873	$178	$673	$38,378

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$17,877	$601	$58	$18,420
Residential CMOs	66,087	392	591	65,888
Asset-backed securities issued by Others:
Residential CMOs	1,271	-	114	1,157
Total debt securities held to maturity	85,235	993	763	85,465

U.S. government obligations	750	-	-	750
Total securities held to maturity	$85,985	$993	$763	$86,215

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$33	$4	$-	$37
Residential CMOs	38,294	77	830	37,541
Corporate equity securities	37	3	-	40
Bond mutual funds	4,199	122	-	4,321
Total securities available for sale	$42,563	$206	$830	$41,939

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$19,501	$767	$45	$20,223
Residential CMOs	62,683	379	580	62,482
Asset-backed securities issued by Others:
Residential CMOs	1,472	-	112	1,360
Total debt securities held to maturity	83,656	1,146	737	84,065

U.S. government obligations	850	-	-	850
Total securities held to maturity	$84,506	$1,146	$737	$84,915

At June 30, 2015, certain asset-backed securities with an amortized cost of $21.6 million were pledged to secure certain deposits. At June 30, 2015, asset-backed securities with an amortized cost of $2.1 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2015, 99% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by government sponsored entities (“GSEs”) had an average life of 4.55 years and an average duration of 4.19 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.65 years and an average duration of 4.32 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the six months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000. During the six months ended June 30, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities were permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. Securities were disposed of using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, HTM securities were disposed of under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2015 were as follows:

June 30, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$2,261	$14	$22,193	$659	$24,454	$673

At June 30, 2015, the AFS investment portfolio had an estimated fair value of $38.4 million, of which $24.5 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $673,000 of the portfolio amortized cost of $34.6 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.56 years and an average duration of 4.14 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2015 were as follows:

June 30, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	8,207	89	18,880	560	27,087	649
Asset-backed securities issued by other	-	-	1,155	114	1,155	114
	$8,207	$89	$20,035	$674	$28,242	$763

At June 30, 2015, the HTM investment portfolio had an estimated fair value of $86.2 million, of which $28.2 million of the securities had some unrealized losses from their amortized cost. Of these securities, $27.0 million were asset-backed securities issued by GSEs and the remaining $1.2 million were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $649,000 of the portfolio amortized cost of $84.0 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 4.30 years and an average duration of 3.95 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $114,000 of the portfolio amortized cost of $1.3 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.74 years and an average duration of 3.90 years.

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

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others at June 30, 2015 and December 31, 2014 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed security downgrades by Standard and Poor’s were treated as AAA based on regulatory guidance.

June 30, 2015		December 31, 2014
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$117,953	AAA	$119,762
BBB	-	BBB	68
BB	632	BB	695
CCC+	639	CCC+	709
Total	$119,224	Total	$121,234

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014

Commercial real estate	$601,270	$561,080
Residential first mortgages	143,662	152,837
Construction and land development	39,159	36,370
Home equity and second mortgages	21,068	21,452
Commercial loans	63,480	73,625
Consumer loans	396	613
Commercial equipment	26,804	26,152
	895,839	872,129
Less:
Deferred loan fees	1,168	1,239
Allowance for loan losses	8,757	8,481
	9,925	9,720

	$885,914	$862,409

At June 30, 2015, the Bank’s allowance for loan losses totaled $8.8 million, or 0.98% of loan balances, as compared to $8.5 million, or 0.97% of loan balances, at December 31, 2014. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.2% and 4.4% of the CRE portfolio at June 30, 2015 and December 31, 2014, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $23.4 million or 2.6% of total gross loans of $895.8 million at June 30, 2015.

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

Non-accrual and Past Due Loans

 Non-accrual loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Total Non-accrual Loans	Total Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$6,119	13	$3,824	11
Residential first mortgages	1,158	5	533	2
Construction and land development	3,554	2	3,634	2
Home equity and second mortgages	366	5	399	6
Commercial loans	1,472	7	1,587	6
Commercial equipment	387	5	286	4
	$13,056	37	$10,263	31

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $2.8 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $13.1 million or 1.46% of total loans at June 30, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at June 30, 2015 or at December 31, 2014.

The Bank had 37 non-accrual loans at June 30, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at June 30, 2015 included $10.4 million, or 80% of non-accrual loans, attributed to 18 loans representing five customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at June 30, 2015 and December 31, 2014, four loans totaling $3.8 and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. Additionally at June 30, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12.3 million and $9.3 million at June 30, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at June 30, 2015 and December 31, 2014 was $898,000 and $781,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $802,000 and $1.0 million at June 30, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at June 30, 2015 and December 31, 2014 was $72,000 and $64,000, respectively.

An analysis of past due loans as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$593,802	$-	$1,349	$6,119	$7,468	$601,270
Residential first mortgages	141,971	132	401	1,158	1,691	143,662
Construction and land dev.	35,605	-	-	3,554	3,554	39,159
Home equity and second mtg.	20,456	72	174	366	612	21,068
Commercial loans	62,008	-	-	1,472	1,472	63,480
Consumer loans	396	-	-	-	-	396
Commercial equipment	26,400	17	-	387	404	26,804
Total	$880,638	$221	$1,924	$13,056	$15,201	$895,839

	December 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$556,584	$-	$672	$3,824	$4,496	$561,080
Residential first mortgages	151,375	133	796	533	1,462	152,837
Construction and land dev.	32,736	-	-	3,634	3,634	36,370
Home equity and second mtg.	20,939	90	24	399	513	21,452
Commercial loans	71,952	86	-	1,587	1,673	73,625
Consumer loans	612	1	-	-	1	613
Commercial equipment	25,848	17	1	286	304	26,152
Total	$860,046	$327	$1,493	$10,263	$12,083	$872,129

There were no loans greater than 90 days still accruing interest at June 30, 2015 and at December 31, 2014.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2015 and 2014 and at December 31, 2014 were as follows:

	June 30, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$28,010	$25,424	$2,556	$27,980	$150	$28,090	$232	$28,155	$488
Residential first mortgages	3,996	3,491	505	3,996	75	4,006	34	4,016	74
Construction and land dev.	4,329	4,329	-	4,329	-	4,382	4	4,285	7
Home equity and second mtg.	488	429	-	429	-	434	2	437	6
Commercial loans	5,184	4,499	581	5,080	227	5,041	44	5,034	96
Commercial equipment	1,462	292	1,097	1,389	1,021	1,401	12	1,407	26
Total	$43,469	$38,464	$4,739	$43,203	$1,473	$43,354	$328	$43,334	$697

	December 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$31,812	$28,907	$2,622	$31,529	$97	$31,672	$1,258
Residential first mortgages	3,407	2,526	881	3,407	76	3,426	155
Construction and land dev.	6,402	6,102	-	6,102	-	6,474	133
Home equity and second mtg.	708	649	-	649	-	630	19
Commercial loans	7,587	7,030	406	7,436	155	7,196	252
Consumer loans	-	-	-	-	-	-	-
Commercial equipment	605	373	213	586	123	623	23
Total	$50,521	$45,587	$4,122	$49,709	$451	$50,021	$1,840

	June 30, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Three Month Interest Income Recognized	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

Commercial real estate	$17,500	$13,143	$4,328	$17,471	$311	$17,473	$172	$17,446	$332
Residential first mortgages	3,078	2,559	519	3,078	75	3,103	35	3,113	70
Construction and land dev.	6,049	1,799	4,250	6,049	81	6,015	28	5,916	56
Home equity and second mtg.	403	330	73	403	33	378	2	335	2
Commercial loans	5,380	4,800	580	5,380	269	5,585	46	5,672	93
Consumer loans	5	5	-	5	-	8	-	12	1
Commercial equipment	399	212	168	380	90	381	4	392	8
Total	$32,814	$22,848	$9,918	$32,766	859	$32,943	$287	$32,886	$562

TDRs, included in the impaired loan schedules above, as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$12,237	12	$10,438	9
Residential first mortgages	895	3	906	3
Construction and land development	4,329	4	4,376	4
Commercial loans	1,084	7	2,262	6
Commercial equipment	140	2	154	2
Total TDRs	$18,685	28	$18,136	24
Less: TDRs included in non-accrual loans	(4,777)	(5)	(4,887)	(5)
Total accrual TDR loans	$13,908	23	$13,249	19

The Bank added six and 15 TDRs totaling $2.3 million and $12.0 million during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Two TDRs totaling $1.6 million were disposed of during the second quarter of 2015 due to a payoff and refinancing by another lender. The Bank had specific reserves of $447,000 on seven TDRs totaling $3.0 million at June 30, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014.

At June 30, 2015 and December 31, 2014, four loans totaling $3.8 and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both TDRs and non-accrual loans. Additionally at June 30, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Interest income in the amount of $249,000 and $563,000 was recognized on TDR loans for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2015 and 2014, respectively, and for the year ended December 31, 2014 and loan receivable balances at June 30, 2015 and 2014, respectively, and at December 31, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2015

Allowance for loan losses:
Balance at April 1,	$4,348	$904	$1,099	$208	$1,740	$2	$320	$8,621
Charge-offs	-	(30)	-	-	(215)	-	(54)	(299)
Recoveries	4	-	32	-	6	-	1	43
Provisions	(493)	11	74	(2)	(165)	-	967	392
Balance at June 30,	$3,859	$885	$1,205	$206	$1,366	$2	$1,234	$8,757

At and For the Six Months Ended June 30, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(46)	(30)	-	-	(215)	-	(54)	(345)
Recoveries	7	1	32	-	7	-	4	51
Provisions	(178)	(178)	102	33	(103)	(1)	895	570
Balance at June 30,	$3,859	$885	$1,205	$206	$1,366	$2	$1,234	$8,757
Ending balance: individually evaluated for impairment	$150	$75	$-	$-	$227	$-	$1,021	$1,473
Ending balance: collectively evaluated for impairment	$3,709	$810	$1,205	$206	$1,139	$2	$213	$7,284
Loan receivables:
Ending balance	$601,270	$143,662	$39,159	$21,068	$63,480	$396	$26,804	$895,839
Ending balance: individually evaluated for impairment	$27,980	$3,996	$4,329	$429	$5,080	$-	$1,389	$43,203
Ending balance: collectively evaluated for impairment	$573,290	$139,666	$34,830	$20,639	$58,400	$396	$25,415	$852,636

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(350)	(94)	(992)	(59)	(1,134)	(3)	(10)	(2,642)
Recoveries	11	186	84	10	5	11	25	332
Provisions	890	(401)	1,395	(27)	890	(15)	(79)	2,653
Balance at December 31,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Ending balance: individually evaluated for impairment	$97	$76	$-	$-	$155	$-	$123	$451
Ending balance: collectively evaluated for impairment	$3,979	$1,016	$1,071	$173	$1,522	$3	$266	$8,030
Loan receivables:
Ending balance	$561,080	$152,837	$36,370	$21,452	$73,625	$613	$26,152	$872,129
Ending balance: individually evaluated for impairment	$31,529	$3,407	$6,102	$649	$7,436	$-	$586	$49,709
Ending balance: collectively evaluated for impairment	$529,551	$149,430	$30,268	$20,803	$66,189	$613	$25,566	$822,420

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended June 30, 2014

Allowance for loan losses:
Balance at April 1,	$3,610	$1,272	$561	$340	$2,115	$6	$293	$8,197
Charge-offs	(28)	-	-	-	(720)	-	-	(748)
Recoveries	2	-	-	-	2	10	24	38
Provisions	393	(182)	12	(57)	338	(12)	71	563
Balance at June 30,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050

At and For the Six Months Ended June 30, 2014

Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(49)	(94)	-	-	(755)	-	-	(898)
Recoveries	7	-	-	-	3	10	24	44
Provisions	494	(217)	(11)	34	571	(16)	(89)	766
Balance at June 30,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050
Ending balance: individually evaluated for impairment	$311	$75	$81	$33	$269	$-	$90	$859
Ending balance: collectively evaluated for impairment	$3,666	$1,015	$492	$250	$1,466	$4	$298	$7,191
Loan receivables:
Ending balance	$531,919	$156,833	$32,086	$21,225	$77,583	$736	$25,876	$846,258
Ending balance: individually evaluated for impairment	$17,471	$3,078	$6,049	$403	$5,380	$5	$380	$32,766
Ending balance: collectively evaluated for impairment	$514,448	$153,755	$26,037	$20,822	$72,203	$731	$25,496	$813,492

Credit Quality Indicators

Credit quality indicators as of June 30, 2015 and December 31, 2014 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014

Unrated	$69,819	$74,955	$6,607	$3,108
Pass	502,595	451,256	28,223	27,160
Special mention	3,078	4,383	-	-
Substandard	25,778	30,486	4,329	6,102
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$601,270	$561,080	$39,159	$36,370

	Commercial Loans		Commercial Equipment
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014

Unrated	$10,349	$12,296	$8,765	$7,173
Pass	48,414	53,844	16,840	18,517
Special mention	49	49	-	-
Substandard	4,668	7,436	1,199	462
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$63,480	$73,625	$26,804	$26,152

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014

Performing	$142,504	$152,304	$20,702	$21,053	$396	$613
Nonperforming	1,158	533	366	399	-	-
Total	$143,662	$152,837	$21,068	$21,452	$396	$613

Summary of Total Classified Loans

(dollars in thousands)	6/30/2015	12/31/2014
By Internally Assigned Grade	$35,974	$44,486
By Payment Activity	1,465	2,249
Total Classified	$37,439	$46,735

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

Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (“OAEM”) or higher risk rating due to a delinquent payment history.

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

Rating 10 – Loss

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

As of June 30, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Common Equity	$99,084	$96,559	$130,922	$126,838
Preferred Stock -SBLF	-	20,000	-	-
Total Stockholders' Equity	99,084	116,559	130,922	126,838
AOCI Losses (Gains)	300	378	300	378
Common Equity Tier 1 Capital	99,384	116,937	131,222	127,216
TRUPs	12,000	12,000	-	-
Tier 1 Capital	111,384	128,937	131,222	127,216
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments	8,757	8,537	8,757	8,537
Subordinated Notes	23,000	-	-	-
Tier 2 Capital	$143,141	$137,474	$139,979	$135,753

Risk-Weighted Assets ("RWA")	$956,159	$903,931	$953,552	$902,136

Average Assets ("AA")	$1,085,573	$1,053,424	$1,082,973	$1,051,627

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	10.39%	12.94%	13.76%	14.10%
Tier 1 Capital to RWA	8.50	11.65	14.26	13.76	14.10
Tier 2 Capital to RWA	10.50	14.97	15.21	14.68	15.05
Tier 1 Capital to AA (Leverage)	n/a	10.26	12.24	12.12	12.10

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2015 and December 31, 2014 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$33,959	$-	$33,959	$-
MBS	30	-	30	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,349	-	4,349	-
Total available for sale securities	$38,378	$-	$38,378	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,541	$-	$37,541	$-
MBS	37	-	37	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,321	-	4,321	-
Total available for sale securities	$41,939	$-	$41,939	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are included in the tables below.

(dollars in thousands)	June 30, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,406	$-	$2,406	$-
Residential first mortgages	430	-	430	-
Commercial loans	354	-	354	-
Commercial equipment	76	-	76	-
Total loans with impairment	$3,266	$-	$3,266	$-

Other real estate owned	$6,422	$-	$6,422	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,524	$-	$2,524	$-
Residential first mortgage	805	-	805	-
Commercial loans	251	-	251	-
Commercial equipment	90	-	90	-
Total loans with impairment	$3,670	$-	$3,670	$-

Other real estate owned	$5,883	$-	$5,883	$-

Loans with impairment have unpaid principal balances of $4.7 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively, and include impaired loans with a specific allowance.

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

Savings, NOW and money market deposits - The fair value of checking accounts, saving accounts and money market accounts were the amount payable on demand at the reporting date.

Time certificates - The fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Long-term debt and short-term borrowings - These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$38,378	$38,378	$-	$38,378	$-
Investment securities - HTM	85,985	86,215	750	85,465	-
FHLB and FRB Stock	6,550	6,550	-	6,550	-
Loans Receivable	885,914	889,088	-	889,088	-
Investment in BOLI	27,432	27,432	-	27,432	-
Liabilities
Savings, NOW and money market accounts	$511,294	$511,294	$-	$511,294	$-
Time deposits	389,091	389,983	-	389,983	-
Long-term debt	70,645	72,996	-	72,996	-
Short term borrowings	12,000	12,004	-	12,004	-
TRUPs	12,000	8,200	-	8,200	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,939	$41,939	$-	$41,939	$-
Investment securities - HTM	84,506	84,915	850	84,065	-
FHLB and FRB Stock	6,434	6,434	-	6,434	-
Loans Receivable	862,409	861,427	-	861,427	-
Investment in BOLI	27,021	27,021	-	27,021	-
Liabilities
Savings, NOW and money market accounts	$483,973	$483,973	$-	$483,973	$-
Time deposits	385,411	386,510	-	386,510	-
Long-term debt	74,672	77,919	-	77,919	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

At June 30, 2015, the Company had outstanding loan commitments and standby letters of credit of $55.7 million and $18.0 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-04 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby and California, Maryland; and King George and Fredericksburg, Virginia. The Company opened the branch in Fredericksburg, Virginia in July 2014. The Company plans to open a second full-service branch in downtown Fredericksburg in early 2016. In addition, the Company maintains five commercial loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

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

The Bank has increased assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing is also directed towards increasing its balances of transaction deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

On February 6, 2015, the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025. On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to the Bank, supporting organic growth, possible acquisitions of branches or other financial institutions should attractive acquisition opportunities arise and the payment of dividends.

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

Selected Financial Information and Ratios
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

KEY OPERATING RATIOS
Return on average assets	0.63%	0.53%	0.66%	0.61%
Return on average common equity	6.88	5.53	7.10	6.38
Return on average total equity	6.88	4.73	6.82	5.43
Average total equity to average total assets	9.18	11.15	9.64	11.17
Interest rate spread	3.46	3.50	3.51	3.49
Net interest margin	3.60	3.63	3.63	3.62
Cost of funds	0.78	0.76	0.74	0.77
Cost of deposits	0.49	0.58	0.48	0.60
Cost of debt	2.80	2.35	2.63	2.30
Efficiency ratio	68.91	71.80	69.09	69.84
Non-interest expense to average assets	2.54	2.67	2.57	2.60
Avg. int-earning assets to avg. int-bearing liabilities	116.88	118.62	117.38	118.45
Net charge-offs to average loans	0.12	0.35	0.07	0.21
COMMON SHARE DATA
Basic net income per common share	$0.37	$0.28	$0.75	$0.64
Diluted net income per common share	0.37	0.28	0.75	0.63
Cash dividends paid per common share	0.10	0.10	0.10	0.10
Weighted average common shares outstanding:
Basic	4,650,153	4,651,716	4,653,763	4,645,963
Diluted	4,687,201	4,669,509	4,690,811	4,662,595

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014	$ Change	%
ASSET QUALITY
Total assets	$1,126,736	$1,082,878	$43,858	4.1%
Gross loans	895,839	872,129	23,710	2.7
Allowance for loan losses	8,757	8,481	276	3.3
Past due loans (PDLs) (31 to 89 days)	2,145	1,820	325	17.9
Nonperforming loans (NPLs) (>=90 days)	13,056	10,263	2,793	27.2
Non-accrual loans (NPLs + non-accrual only loans) (a)	13,056	10,263	2,793	27.2
Accruing troubled debt restructures (TDRs) (b)	13,908	13,249	659	5.0
Other real estate owned (OREO)	6,422	5,883	539	9.2
ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.98%	0.97%
Allowance for loan losses to nonperforming loans	67.07	82.64
Past due loans (PDLs) to total loans	0.24	0.21
Nonperforming loans (NPLs) to total loans	1.46	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.70	1.39
Non-accrual loans to total loans	1.46	1.18
Non-accrual loans and TDRs to total loans	3.01	2.70
Non-accrual loans and OREO to total assets	1.73	1.49
Non-accrual loans, OREO and TDRs to total assets	2.96	2.71
COMMON SHARE DATA
Book value per common share	$21.01	$20.53
Common shares outstanding at end of period	4,715,212	4,702,715
OTHER DATA
Number of:
Full-time equivalent employees	176	172
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	10.26%	12.24%
Tier 1 common capital to risk-weighted assets	10.39	n/a
Tier 1 capital to risk-weighted assets	11.65	14.26
Total risk-based capital to risk-weighted assets	14.97	15.21

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At June 30, 2015 and December 31, 2014, the Bank had total TDRs of $18.7 million and $18.1 million, respectively, with two TDR relationships totaling $4.8 million and $4.9 million, respectively, in non-accrual status. One TDR customer relationship of $3.8 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy. Additionally at June 30, 2015 and December 31, 2014, the Bank had one TDR loan of $1.0 million that is greater than 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Earnings Summary

Consolidated net income available to common shareholders for the three months ended June 30, 2015 increased $427,000, or 33.2%, to $1.7 million or $0.37 per common share (diluted) compared to $1.3 million or $0.28 per common share (diluted) for the three months ended June 30, 2014. The increase in net income available to common shareholders was attributable to was attributable to increased net interest income of $463,000 and noninterest income of $107,000 and decreases in the provision for loan losses of $171,000 and preferred stock dividends of $50,000. These increases to net income were partially offset by increased noninterest expense of $121,000 and income tax expense of $244,000.

The Company’s return on average assets was 0.63% for the three months ended June 30, 2015 compared to 0.53% for the three months ended June 30, 2014. The Company’s return on average common stockholders' equity was 6.88% compared to 5.53% for the same comparative period.

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

Net interest income increased to $9.0 million for the three months ended June 30, 2015 compared to $8.6 million for the three months ended June 30, 2014. The net interest margin was 3.60% for the three months ended June 30, 2015, a three basis point decrease from 3.63% for the three months ended June 30, 2014. The slight decrease in net interest margin was largely the result of additional interest expense related to the $23.0 million of subordinated debt issued during the first quarter of 2015 and to a lesser degree a decrease in loan yields. The decreases to net interest margin were partially offset by the positive impact from the increase in the average balance of loans as a percentage of total assets and a continued decrease in the cost of deposit funding compared to the same period of 2014.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$10,373	$9,685	$688	7.1%
Taxable interest and dividends on investment securities	560	565	(5)	(0.9)%
Interest on deposits with banks	2	4	(2)	(50.0)%
Total Interest and Dividend Income	10,935	10,254	681	6.6%

Interest Expenses
Deposits	1,042	1,159	(117)	(10.1)%
Short-term borrowings	12	1	11	1100.0%
Long-term debt	848	524	324	61.8%
Total Interest Expenses	1,902	1,684	218	12.9%

Net Interest Income (NII)	$9,033	$8,570	$463	5.4%

Interest and dividend income increased by $681,000 to $10.9 million for the three months ended June 30, 2015 compared to $10.3 million for the three months ended June 30, 2014, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income increased $764,000 due to growth of $64.5 million in the average balance of loans from $810.4 million for the three months ended June 30, 2014 to $874.9 million for the three months ended June 30, 2015. These increases to interest income were partially offset by decreased income from reduced yields on loans and smaller average investment balances. Average loan yields declined four basis points from 4.78% for the three months ended June 30, 2014 to 4.74% for the three months ended June 30, 2015, which resulted in a decrease of $76,000. Interest and dividend income was further reduced $12,000 as average interest-earning investment balances decreased $2.9 million from $132.8 million for the three months ended June 30, 2014 to $129.9 million for the three months ended June 30, 2015.

Interest expense increased $218,000 to $1.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to an increase in interest expense related to the $23.0 million 6.25% subordinated notes issued during the first quarter of 2015. During the three months ended June 30, 2015, interest expense increased $379,000 due to the subordinated note issuance and larger short-term debt balances, and $27,000 due to increased average balances of interest-bearing transaction deposit accounts compared to the same quarter of 2014. Additionally, interest expense increased $11,000 on savings and money market accounts, as rates increased modestly from 0.10% and 0.26%, respectively, to 0.11% and 0.27%, respectively for the second quarter of 2015. The average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, increased from 2.35% for the three months ended June 30, 2014 to 2.80% for the comparable period in 2015. The increases to interest expense were partially offset by reductions of $51,000 due to lower average balances of long-term debt and time deposits and $149,000 due to decreases in rates paid on time deposits and long-term debt.

The issuance of subordinated debt was the primary reason the average cost of total interest-bearing liabilities increased four basis points from 0.85% for the second quarter of 2014 to 0.89% for the second quarter of 2015. However, the Company continued to make significant progress in reducing overall deposit costs, which decreased nine basis points from 0.58% for the three months ended June 30, 2014 to 0.49% for the three months ended June 30, 2015. The continued change in deposit funding contributed to the decline in the costs of deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and non-interest bearing demand accounts, for the three months ended June 30, 2015 increased $61.4 million or 14.9% to $474.4 million compared to $413.0 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $19.0 million from $96.9 million for the three months ended June 30, 2014 to $115.9 million for the three months ended June 30, 2015. Average transaction accounts as a percentage of total deposits increased from 51.5% for the three months ended June 30, 2014 to 55.6% for the three months ended June 30, 2015. The Company has continued progress in changing our deposit mix to be less dependent on time deposits. In the current year, the progress in continuing to add transaction deposits has mitigated the impact of the increased interest expense associated with the $23.0 million 6.25% subordinated notes issued in the first quarter of 2015.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended June 30,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$44,897	0.11%	$40,141	0.10%
Interest-bearing demand and money market accounts	313,633	0.27%	275,990	0.26%
Certificates of deposit	378,221	0.86%	389,726	1.00%
Total interest-bearing deposits	736,751	0.57%	705,857	0.66%
Noninterest-bearing demand deposits	115,907		96,876
	$852,658	0.49%	$802,733	0.58%

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

	Three Months Ended June 30, 2015
	compared to Three Months Ended
	June 30, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$764	$(76)	$688

Investment securities, federal funds sold and interest bearing deposits	(12)	5	(7)
Total interest-earning assets	$752	$(71)	$681

Interest-bearing liabilities:
Savings	1	1	2
Interest-bearing demand and money market accounts	26	10	36
Certificates of deposit	(25)	(130)	(155)
Long-term debt	(26)	(19)	(45)
Short-term debt	11	-	11
Subordinated notes	368	-	368
Guaranteed preferred beneficial interest in junior subordinated debentures	-	1	1
Total interest-bearing liabilities	$355	$(137)	$218
Net change in net interest income	$397	$66	$463

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2015 and 2014, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$874,878	$10,373	4.74%	$810,408	$9,685	4.78%
Investment securities, federal funds sold and interest-bearing deposits	129,886	562	1.73%	132,771	569	1.71%
Total Interest-Earning Assets	1,004,764	10,935	4.35%	943,179	10,254	4.35%
Cash and cash equivalents	12,027			11,060
Other assets	67,356			59,104
Total Assets	$1,084,147			$1,013,343

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$44,897	$12	0.11%	$40,141	$10	0.10%
Interest-bearing demand and money market accounts	313,633	214	0.27%	275,990	178	0.26%
Certificates of deposit	378,221	816	0.86%	389,726	971	1.00%
Long-term debt	70,649	404	2.29%	75,272	449	2.39%
Short-term debt	17,240	12	0.28%	1,991	1	0.20%
Subordinated Notes	23,000	368	6.40%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	76	2.53%	12,000	75	2.50%

Total Interest-Bearing Liabilities	859,640	1,902	0.89%	795,120	1,684	0.85%

Noninterest-bearing demand deposits	115,907			96,876
Other liabilities	9,060			8,363
Stockholders' equity	99,540			112,984
Total Liabilities and Stockholders' Equity	$1,084,147			$1,013,343

Net interest income		$9,033			$8,570

Interest rate spread			3.46%			3.50%
Net yield on interest-earning assets			3.60%			3.63%
Ratio of average interest-earning assets to average interest bearing liabilities			116.88%			118.62%

Cost of funds			0.78%			0.76%
Cost of deposits			0.49%			0.58%
Cost of debt			2.80%			2.35%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$392	$563	$(171)	(30.4)%

The provision for loan losses decreased $171,000 to $392,000 for the three months ended June 30, 2015 compared to $563,000 for the three months ended June 30, 2014 and reflected decreases in net-charge-offs for the periods used to evaluate baseline charge-off factors as well as improvements in other qualitative factors. Net charge-offs decreased $455,000 from $710,000 for the three months ended June 30, 2014 to $255,000 for the three months ended June 30, 2015.

See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$90	$92	$(2)	(2.2)%
Gain on sale of asset	1	7	(6)	(85.7)%
Net (losses) gains on sale of OREO	(18)	4	(22)	(550.0)%
Income from bank owned life insurance	205	152	53	34.9%
Service charges	677	524	153	29.2%
Gain on sale of loans held for sale	7	76	(69)	(90.8)%
Total Noninterest Income	$962	$855	$107	12.5%

Noninterest income increased by $107,000 to $962,000 for the three months ended June 30, 2015 compared to $855,000 for the three months ended June 30, 2014. Noninterest income increased primarily due to increases in service charges and bank owned life insurance (“BOLI”). The Bank made an additional investment of $7.0 million in BOLI during the third quarter of 2014. These increases were partially offset by a reduction in gains on loans held for sale of $69,000 that reflected the Bank’s exit from residential originations during the second quarter.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$3,888	$3,992	$(104)	(2.6)%
OREO Valuation Allowance and Expenses	334	165	169	102.4%
Operating Expenses	2,666	2,610	56	2.1%
Total Noninterest Expense	$6,888	$6,767	$121	1.8%

	Three Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$3,888	$3,992	$(104)	(2.6)%
Occupancy expense	605	654	(49)	(7.5)%
Advertising	183	201	(18)	(9.0)%
Data processing expense	507	381	126	33.1%
Professional fees	272	288	(16)	(5.6)%
Depreciation of furniture, fixtures, and equipment	204	182	22	12.1%
Telephone communications	39	41	(2)	(4.9)%
Office supplies	31	74	(43)	(58.1)%
FDIC Insurance	190	199	(9)	(4.5)%
OREO valuation allowance and expenses	334	165	169	102.4%
Other	635	590	45	7.6%
Total Noninterest Expense	$6,888	$6,767	$121	1.8%

For the three months ended June 30, 2015, noninterest expense increased 1.8%, or $121,000, to $6.9 million from $6.8 million for the comparable period in 2014. The increase was primarily due to an increase in the OREO expenses and a moderate increase in operating expenses of 2.1%, partially offset by a moderate decrease in compensation and benefits. The Company controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. Employee compensation and operating expenses have grown at greater than historical rates over the last several years due to the Company’s expanding footprint and the increased cost of compliance and regulation. The increased costs of compliance and regulation have particularly impacted salary and benefits, data processing and professional fees. The Company’s noninterest expense as a percentage of average assets was 2.56% for the years ended December 31, 2014 and 2013. Prior to 2013, the Company was consistently below 2.50%. The Company is working to slow the growth of noninterest expense as a percentage of average assets based on current expansion plans and a greater ability to increase efficiencies as a result of our larger asset size. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the three months ended June 30, 2015 were 68.91% and 2.54%, respectively, compared to 71.80% and 2.67%, respectively, for the three months ended June 30, 2014.

Income Tax Expense

For the three months ended June 30, 2015, the Company recorded income tax expense of $1.0 million compared to $760,000 for the three months ended June 30, 2014. The Company’s effective tax rates for the three months ended June 30, 2015 and 2014 were 36.98% and 36.28%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Earnings Summary

Consolidated net income available to common shareholders for the six months ended June 30, 2015 increased $554,000, or 18.7%, to $3.5 million or $0.75 per common share (diluted) compared to $3.0 million or $0.63 per common share (diluted) for the six months ended June 30, 2014. The increase in net income available to common shareholders was attributable to increased net interest income of $1.1 million and noninterest income of $174,000 and decreases in the provision for loan losses of $197,000 and preferred stock dividends of $77,000. These increases to net income were partially offset by increased noninterest expense of $733,000 and income tax expense of $253,000.

The Company’s return on average assets was 0.66% for the six months ended June 30, 2015 compared to 0.61% for the six months ended June 30, 2014. The Company’s return on average common stockholders' equity was 7.10% compared to 6.38% for the same comparative period.

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

Net interest income increased to $18.1 million for the six months ended June 30, 2015 compared to $17.0 million for the six months ended June 30, 2014. The net interest margin was 3.63% for the six months ended June 30, 2015, a one basis point increase from 3.62% for the six months ended June 30, 2014. The slight increase in net interest margin was largely the result of the positive impact of the increase in the average balance of loans as a percentage of total assets and a continued decrease in the cost of deposit funding compared to the same period of 2014. The increases to net interest margin were partially offset by additional interest expense related to the $23.0 million 6.25% subordinated notes issued during the first quarter of 2015 and, to a lesser degree, a decrease in loan yields.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$20,550	$19,268	$1,282	6.7%
Taxable interest and dividends on investment securities	1,107	1,155	(48)	(4.2)%
Interest on deposits with banks	6	6	-	0.0%
Total Interest and Dividend Income	21,663	20,429	1,234	6.0%

Interest Expenses
Deposits	2,030	2,367	(337)	(14.2)%
Short-term borrowings	21	7	14	200.0%
Long-term debt	1,516	1,051	465	44.2%
Total Interest Expenses	3,567	3,425	142	4.1%

Net Interest Income (NII)	$18,096	$17,004	$1,092	6.4%

Interest and dividend income increased by $1.3 million to $21.7 million for the six months ended June 30, 2015 compared to $20.4 million for the six months ended June 30, 2014, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income increased $1.4 million due to growth of $60.9 million in the average balance of loans from $803.1 million for the six months ended June 30, 2014 to $864.0 million for the six months ended June 30, 2015. These increases to interest income were partially offset by decreased income from reduced yields on loans and smaller average investment balances. Average loan yields declined four basis points from 4.80% for the six months ended June 30, 2014 to 4.76% for the six months ended June 30, 2015, which resulted in a decrease in interest income of $166,000. Interest and dividend income was further reduced $44,000 as average interest-earning investment balances decreased $5.3 million from $137.0 million for the six months ended June 30, 2014 to $131.7 million for the six months ended June 30, 2015.

Interest expense increased $142,000 to $3.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to an increase in interest expense related to the $23.0 million 6.25% subordinated notes issued during the first quarter of 2015. During the six months ended June 30, 2015, interest expense increased $584,000 due to the subordinated note issuance and larger short-term debt balances and $48,000 due to increased average balances of interest-bearing transaction deposit accounts compared to the same six months of 2014. The increases to interest expense were partially offset by reductions of $76,000 due to lower average balances of long-term debt and time deposits and $414,000 due to decreases in rates paid on transaction deposits, time deposits and long-term debt. As a result of the additional subordinated debt of $23.0 million at 6.25%, the average rate paid on debt, which includes long-term debt, TRUPS, subordinated notes, and short-term borrowings, increased from 2.30% for the six months ended June 30, 2014 to 2.63% for the comparable period in 2015.

The average cost of total interest-bearing liabilities decreased two basis points from 0.86% for the six months ended June 30, 2014 to 0.84% for the six months ended June 30, 2015. The Company continued to make significant progress in reducing overall deposit costs, which declined 12 basis points from 0.60% for the six months ended June 30, 2014 to 0.48% for the six months ended June 30, 2015. The continued change in the deposit funding mix contributed to the decline in the costs of deposits. Average transaction deposits for the six months ended June 30, 2015 increased $59.7 million or 14.7% to $466.6 million compared to $406.9 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $20.2 million, or 21.5%, from $93.8 million for the six months ended June 30, 2014 to $114.0 million for the six months ended June 30, 2015. Average transaction accounts as a percentage of total deposits increased from 51.2% for the six months ended June 30, 2014 to 55.2% for the six months ended June 30, 2015. The Company has continued progress in changing the deposit mix to become less dependent on time deposits. In the current year the progress in continuing to add transaction deposits has mitigated some of the impact of the increased interest expense associated with the $23.0 million 6.25% subordinated notes issued in the first quarter of 2015.

The following table presents information on average balances and rates for deposits.

	For the Six Months Ended June,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$43,641	0.10%	$39,544	0.10%
Interest-bearing demand and money market accounts	308,988	0.26%	273,526	0.28%
Certificates of deposit	378,798	0.85%	388,424	1.01%
Total interest-bearing deposits	731,427	0.56%	701,494	0.67%
Noninterest-bearing demand deposits	113,982		93,787
	$845,409	0.48%	$795,281	0.60%

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

	Six Months Ended June 30, 2015
	compared to Six Months Ended
	June 30, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,448	$(166)	$1,282
Investment securities, federal funds sold and interest bearing deposits	(44)	(4)	(48)
Total interest-earning assets	$1,404	$(170)	$1,234

Interest-bearing liabilities:
Savings	2	-	2
Interest-bearing demand and money market accounts	46	(20)	26
Certificates of deposit	(41)	(324)	(365)
Long-term debt	(35)	(62)	(97)
Short-term debt	13	1	14
Subordinated notes	571	-	571
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(9)	(9)
Total interest-bearing liabilities	$556	$(414)	$142
Net change in net interest income	$848	$244	$1,092

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2015 and 2014, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$863,955	$20,550	4.76%	$803,090	$19,268	4.80%
Investment securities, federal funds sold and interest-bearing deposits	131,727	1,113	1.69%	136,993	1,161	1.69%
Total Interest-Earning Assets	995,682	21,663	4.35%	940,083	20,429	4.35%
Cash and cash equivalents	12,095			9,618
Other assets	66,869			58,881
Total Assets	$1,074,646			$1,008,582

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$43,641	$22	0.10%	$39,544	$20	0.10%
Interest-bearing demand and money market accounts	308,988	405	0.26%	273,526	379	0.28%
Certificates of deposit	378,798	1,603	0.85%	388,424	1,968	1.01%
Long-term debt	71,584	794	2.22%	74,745	891	2.38%
Short-term debt	14,787	21	0.28%	5,429	7	0.26%
Subordinated Notes	18,425	571	6.20%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	151	2.52%	12,000	160	2.67%

Total Interest-Bearing Liabilities	848,223	3,567	0.84%	793,668	3,425	0.86%

Noninterest-bearing demand deposits	113,982			93,787
Other liabilities	8,868			8,503
Stockholders' equity	103,573			112,624
Total Liabilities and Stockholders' Equity	$1,074,646			$1,008,582

Net interest income		$18,096			$17,004

Interest rate spread			3.51%			3.49%
Net yield on interest-earning assets			3.63%			3.62%
Ratio of average interest-earning assets to average interest bearing liabilities			117.38%			118.45%

Cost of funds			0.74%			0.77%
Cost of deposits			0.48%			0.60%
Cost of debt			2.63%			2.30%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$570	$766	$(196)	(25.6)%

The provision for loan losses decreased $196,000 to $570,000 for the six months ended June 30, 2015 compared to $766,000 for the six months ended June 30, 2014 and reflected decreases in net-charge-offs for the periods used to evaluate baseline charge-off factors as well as improvements in other qualitative factors. Net charge-offs decreased $561,000 from $854,000 for the six months ended June 30, 2014 to $293,000 for the six months ended June 30, 2015.

See further discussion of the provision under the caption “Asset Quality and the Allowance for Loan Losses” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$148	$192	$(44)	(22.9)%
Gain on sale of asset	19	7	12	n/a
Net (losses) gains on sale of OREO	(18)	4	(22)	(550.0)%
Net (losses) gains on sale of investment securities	(1)	24	(25)	(104.2)%
Income from bank owned life insurance	410	303	107	35.3%
Service charges	1,262	1,076	186	17.3%
Gain on sale of loans held for sale	104	144	(40)	(27.8)%
Total Noninterest Income	$1,924	$1,750	$174	9.9%

Noninterest income increased by $174,000 to $1.9 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014. Noninterest income increased primarily due to increases in service charges and BOLI. The Bank made an additional investment of $7.0 million in BOLI during the third quarter of 2014. These increases were partially offset by a reduction in gains on loans held for sale which reflected the Bank’s exit from residential originations during the second quarter of 2015. Additionally miscellaneous fees for the six months ended June 30, 2015 decreased $44,000 compared to the same period in 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$8,033	$8,021	$12	0.1%
OREO Valuation Allowance and Expenses	553	294	259	88.1%
Operating Expenses	5,245	4,783	462	9.7%
Total Noninterest Expense	$13,831	$13,098	$733	5.6%

	Six Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$8,033	$8,021	$12	0.1%
Occupancy expense	1,235	1,219	16	1.3%
Advertising	286	323	(37)	(11.5)%
Data processing expense	1,025	652	373	57.2%
Professional fees	567	518	49	9.5%
Depreciation of furniture, fixtures, and equipment	405	367	38	10.4%
Telephone communications	85	91	(6)	(6.6)%
Office supplies	70	154	(84)	(54.5)%
FDIC Insurance	388	338	50	14.8%
OREO valuation allowance and expenses	553	294	259	88.1%
Other	1,184	1,121	63	5.6%
Total Noninterest Expense	$13,831	$13,098	$733	5.6%

For the six months ended June 30, 2015, noninterest expense increased 5.6%, or $733,000, to $13.8 million from $13.1 million for the comparable period in 2014. The increase was primarily due to an increase in operating expenses and OREO valuation allowance and expenses. Compensation and benefits remained flat compared to the same period in the prior year. The Company controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. Employee compensation and operating expenses have grown at greater than historical rates over the last several years due to the Company’s expanding footprint and the increased cost of compliance and regulation. The increased costs of compliance and regulation have particularly impacted salary and benefits, data processing and professional fees. As previously disclosed, the Company is working to slow the growth of noninterest expenses as a percentage of average assets based on current expansion plans and a greater ability to increase efficiencies as a result of our larger asset size. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the six months ended June 30, 2015 were 69.09% and 2.57%, respectively, compared to 69.84% and 2.60%, respectively, for the six months ended June 30, 2014.

Income Tax Expense

For the six months ended June 30, 2015, the Company recorded income tax expense of $2.1 million compared to $1.8 million for the six months ended June 30, 2014. The Company’s effective tax rates for the six months ended June 30, 2015 and 2014 were 37.14% and 37.50%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

Assets

Total assets at June 30, 2015 of $1.13 billion increased $43.9 million compared to total assets of $1.08 billion at December 31, 2014. The increase in total assets was primarily attributable to growth in cash and loans partially offset by declines in securities. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	June 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$29,982	$17,275	$12,707	73.6%
Federal funds sold	4,385	965	3,420	354.4%
Interest-bearing deposits with banks	7,565	3,133	4,432	141.5%
Securities available for sale (AFS), at fair value	38,378	41,939	(3,561)	(8.5)%
Securities held to maturity (HTM), at amortized cost	85,985	84,506	1,479	1.8%
FHLB and FRB stock - at cost	6,550	6,434	116	1.8%
Loans receivable - net of ALLL	885,914	862,409	23,505	2.7%
Premises and equipment, net	21,418	20,586	832	4.0%
Other real estate owned (OREO)	6,422	5,883	539	9.2%
Accrued interest receivable	3,182	3,036	146	4.8%
Investment in bank owned life insurance	27,432	27,021	411	1.5%
Other assets	9,523	9,691	(168)	(1.7)%
Total Assets	$1,126,736	$1,082,878	$43,858	4.1%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $23.5 million from $862.4 million at December 31, 2014 to $885.9 million at June 30, 2015, due primarily to increases in loans for commercial real estate, partially offset by decreases in commercial loans and residential loans. The following is a breakdown of the Company’s loan portfolio at June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015%		December 31, 2014%

Commercial real estate	$601,270	67.12%	$561,080	64.34%
Residential first mortgages	143,662	16.04%	152,837	17.52%
Construction and land development	39,159	4.37%	36,370	4.17%
Home equity and second mortgages	21,068	2.35%	21,452	2.46%
Commercial loans	63,480	7.09%	73,625	8.44%
Consumer loans	396	0.04%	613	0.07%
Commercial equipment	26,804	2.99%	26,152	3.00%
	895,839	100.00%	872,129	100.00%
Less:
Deferred loan fees	1,168	0.13%	1,239	0.14%
Allowance for loan losses	8,757	0.98%	8,481	0.97%
	9,925		9,720
	$885,914		$862,409

Asset Quality and the Allowance for Loan Losses

The following tables show asset quality ratios at June 30, 2015 and December 31, 2014.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014	$ Change	%
ASSET QUALITY
Total assets	$1,126,736	$1,082,878	$43,858	4.1%
Gross loans	895,839	872,129	23,710	2.7
Allowance for loan losses	8,757	8,481	276	3.3
Past due loans (PDLs) (31 to 89 days)	2,145	1,820	325	17.9
Nonperforming loans (NPLs) (>=90 days)	13,056	10,263	2,793	27.2
Non-accrual loans (NPLs + non-accrual only loans) (a)	13,056	10,263	2,793	27.2
Accruing troubled debt restructures (TDRs) (b)	13,908	13,249	659	5.0
Other real estate owned (OREO)	6,422	5,883	539	9.2
ASSET QUALITY RATIOS
Allowance for loan losses to total loans	0.98%	0.97%
Allowance for loan losses to nonperforming loans	67.07	82.64
Past due loans (PDLs) to total loans	0.24	0.21
Nonperforming loans (NPLs) to total loans	1.46	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.70	1.39
Non-accrual loans to total loans	1.46	1.18
Non-accrual loans and TDRs to total loans	3.01	2.70
Non-accrual loans and OREO to total assets	1.73	1.49
Non-accrual loans, OREO and TDRs to total assets	2.96	2.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At June 30, 2015 and December 31, 2014, the Bank had total TDRs of $18.7 million and $18.1 million, respectively, with two TDR relationships totaling $4.8 million and $4.9 million, respectively, in non-accrual status. One TDR customer relationship of $3.8 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. When the customer is current and paying down the loans, the arrangement will be reported as TDRs in accordance with the Bank's ALLL policy. Additionally at June 30, 2015 and December 31, 2014, the Bank had one TDR loan of $1.0 million that is greater than 90 days delinquent. These loans are classified as non-accrual loans for the calculation of financial ratios.

The allowance for loan losses was 0.98% of gross loans at June 30, 2015 and 0.97% at December 31, 2014. There was a decrease in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Bank decreased its general allowance as a percentage of gross loans 11 basis points from 0.92% at December 31, 2014 to 0.81% at June 30, 2015. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at June 30, 2015 and December 31, 2014, respectively.

(dollar in thousands)	June 30, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans

General Allowance	$7,284	0.81%	$8,030	0.92%
Specific Allowance	1,473	0.16%	451	0.05%
Total Allowance	$8,757	0.98%	$8,481	0.97%

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2015	2014	2014	2013	2012	2011	2010
Average loans	$863,955	$803,090	$819,381	$741,369	$719,798	$671,242	$615,887
Net charge-offs	293	854	2,309	1,049	1,937	4,101	3,736
Net charge-offs to average loans	0.07%	0.21%	0.28%	0.14%	0.27%	0.61%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $2.8 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $13.1 million or 1.46% of total loans at June 30, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. There were no non-accrual only loans at June 30, 2015 or at December 31, 2014. The Bank had 37 non-accrual loans at June 30, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at June 30, 2015 included $10.4 million, or 80% of non-accrual loans, attributed to 18 loans representing five customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at June 30, 2015 and December 31, 2014, four loans totaling $3.8 and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both TDRs and non-accrual loans. Additionally at June 30, 2015 and December 31, 2014, the Bank had one TDR commercial real estate loan of $1.0 million that is greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

The non-accrual balance of $13.1 million as of June 30, 2015 increased $4.7 million from the first quarter March 31, 2015 balance of $8.4 million due primarily to the addition of two classified customer relationships (eight loans) totaling $3.6 million where the Bank proactively requested the customers to seek other financing as these loans approached scheduled renewal dates. The Bank is in a strong collateral position for both of these relationships.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $3.1 million from $12.1 million, or 1.39% of loans, at December 31, 2014 to $15.2 million, or 1.70% of loans, at June 30, 2015. Loans 31-89 days delinquent increased $325,000 from $1.8 million, or 0.21% of total loans, at December 31, 2014 to $2.1 million, or 0.24% of total loans, at June 30, 2015.

At June 30, 2015, the Bank had 23 accruing TDRs totaling $13.9 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Bank added six and 15 TDRs totaling $2.3 million and $12.0 million during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Two TDRs totaling $1.6 million were disposed of during the second quarter of 2015 due to a payoff and refinancing by another lender. The Bank had specific reserves of $447,000 on seven TDRs totaling $3.0 million at June 30, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014.

The following is a breakdown by loan classification of the Company’s TDRs at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$12,237	12	$10,438	9
Residential first mortgages	895	3	906	3
Construction and land development	4,329	4	4,376	4
Commercial loans	1,084	7	2,262	6
Commercial equipment	140	2	154	2
Total TDRs	$18,685	28	$18,136	24
Less: TDRs included in non-accrual loans	(4,777)	(5)	(4,887)	(5)
Total accrual TDR loans	$13,908	23	$13,249	19

The Bank has been working in an increasingly assertive matter to reduce classified loans by using approaches that maximize the Bank’s contractual rights with each individual customer relationship. The objective is to move off the balance sheet non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. This is being accomplished by encouraging existing classified customers to seek and obtain financing with other lenders or by the Bank enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Bank. Non-accrual loans and OREO to total assets increased 24 basis points from 1.49% at December 31, 2014 to 1.73% at June 30, 2015. Non-accrual loans, OREO and TDRs to total assets increased 25 basis points from 2.71% at December 31, 2014 to 2.96% at June 30, 2015.

Classified loans of the commercial portfolio, which include commercial real estate, commercial, commercial equipment and construction and land development loans decreased from $62.8 million at December 31, 2011 to $36.0 million at June 30, 2015 from $44.5 million at December 31, 2014 (see Note 11 to the Consolidated Financial Statements). Total classified loans decreased $9.3 million from $46.7 million at December 31, 2014 to $37.4 million at June 30, 2015.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down as a percentage of total assets and in total dollars from a high point of 8.45% of total assets or $81.9 million at September 30, 2011 to 4.01% of total assets or $45.1 million at June 30, 2015. Classified assets have decreased $8.9 million, or 16.5%, from $54.0 million at December 31, 2014 to $45.1 million at June 30, 2015. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2015, March 31, 2015 and December 31, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	6/30/2015	3/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Classified loans
Substandard	$37,439	$40,934	$46,735	$47,645	$48,676	$68,515
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	37
Total classified loans	37,439	40,934	46,735	47,645	48,676	68,552
Special mention loans	3,683	9,385	5,460	9,246	6,092	-
Total classified and special mention loans	$41,122	$50,319	$52,195	$56,891	$54,768	$68,552

Classified loans	37,439	40,934	46,735	47,645	48,676	68,552
Classified securities	1,271	1,336	1,404	2,438	3,028	6,057
Other real estate owned	6,422	6,861	5,883	6,797	6,891	5,029
Total classified assets	$45,132	$49,131	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	4.01%	4.51%	4.99%	5.56%	5.97%	8.10%

The OREO balance was $6.4 million at June 30, 2015, an increase of $539,000 compared to $5.9 million at December 31, 2014. This increase consisted of additions of $1.6 million partially offset by valuation allowances of $374,000 to adjust properties to current appraised values and $643,000 in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2015, 99%, or $118.0 million of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99% or $119.8 million at December 31, 2014. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Classified securities decreased $65,000 from $1.4 million at December 31, 2014 to $1.3 million at June 30, 2015.

Gross unrealized losses on HTM and AFS securities decreased from $1.6 million at December 31, 2014 to $1.4 million (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2015 and December 31, 2014 for AFS securities were $673,000 and $830,000, respectively, of amortized cost of $38.9 million and $42.6 million, respectively. Gross unrealized losses at June 30, 2015 and December 31, 2014 for HTM securities were $763,000 and $737,000 of amortized cost of $86.0 million and $84.5 million, respectively. The change in unrealized losses was the result of changes in long-term interest rates, while credit risks remained stable. The Bank holds over 95% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	June 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$132,367	$122,195	$10,172	8.3%
Interest-bearing deposits	768,018	747,189	20,829	2.8%
Total deposits	900,385	869,384	31,001	3.6%
Short-term borrowings	12,000	2,000	10,000	500.0%
Long-term debt	70,645	74,672	(4,027)	(5.4)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	-	23,000	n/a
Accrued expenses and other liabilities	9,622	8,263	1,359	16.4%
Total Liabilities	$1,027,652	$966,319	$61,333	6.3%

Deposits and Borrowings

Deposits increased by 3.6%, or $31.0 million during the first six months of 2015 to $900.4 million at June 30, 2015 compared to $869.4 million at December 31, 2014. Between 2012 and 2014, the Bank increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Average transaction deposits for the six months ended June 30, 2015 increased $59.8 million or 14.7% to $466.6 million compared to $406.9 million for the comparable period in 2014; of this average increase $20.2 million was attributable to non-interest bearing demand accounts. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 56.8% of total deposits at June 30, 2015.

Details of the Company’s deposit portfolio at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$132,367	14.70%	$122,195	14.06%
Interest-bearing:
Demand	117,238	13.02%	108,350	12.46%
Money market deposits	216,587	24.05%	211,929	24.38%
Savings	45,102	5.01%	41,499	4.77%
Certificates of deposit	389,091	43.21%	385,411	44.33%
Total interest-bearing	768,018	85.30%	747,189	85.94%
Total Deposits	$900,385	100.00%	$869,384	100.00%
Transaction accounts	$511,294	56.79%	$483,973	55.67%

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at June 30, 2015 and December 31, 2014 were $60.5 million and $41.7 million, respectively. Reciprocal brokered deposits at June 30, 2015 and December 31, 2014 were $51.1 million and $41.6 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Long-term debt and short-term borrowings increased $6.0 million from $76.7 million at December 31, 2014 to $82.7 million at June 30, 2015. During the first six months of 2015, the Company paid off a net of $4.0 million in Federal Home Loan Bank (“FHLB”) long-term debt reducing the balance to $70.6 million at June 30, 2015. Short-term borrowings increased $10.0 million to $12.0 million at June 30, 2015, all of which were for terms less than six months. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

On February 6, 2015, the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to Community Bank of the Chesapeake, supporting organic growth, possible acquisitions of branches or other financial institutions should attractive acquisition opportunities arise and the payment of dividends. The subordinated notes will increase the Company’s cost of funds during 2015. The Company’s decision to move forward with the transaction during 2015 was based on a scheduled increase in the after-tax SBLF dividend rate to 9% in March 2016, a receptive market for Community Banks to raise subordinated debt and management’s belief that a simplified capital structure will improve the Company’s profitability over time.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	June 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change

Preferred Stock at par of $1,000	$-	$20,000	$(20,000)	(100.0)%
Common Stock at par of $0.01	47	47	-	0.0%
Additional paid in capital	46,702	46,416	286	0.6%
Retained earnings	53,125	50,936	2,189	4.3%
Accumulated other comprehensive loss	(300)	(378)	78	(20.6)%
Unearned ESOP shares	(490)	(462)	(28)	6.1%
Total Stockholders' Equity	$99,084	$116,559	$(17,475)	(15.0)%

During the six months ended June 30, 2015, stockholders’ equity decreased $17.5 million to $99.1 million. The decrease in stockholders’ equity was due to the $20.0 million payoff of SBLF preferred stock as described previously, quarterly common dividends paid of $922,000, quarterly preferred stock dividends paid of $73,000 and repurchases of common stock of $328,000. These decreases to capital were partially offset increases to equity from net income of $3.5 million, net stock related activities related to stock-based compensation and the exercise of options of $238,000 and a current year decrease in accumulated other comprehensive loss of $78,000. Increases in common stockholders' equity to $99.1 million at June 30, 2015 resulted in a book value of $21.01 per common share. The Company remains well-capitalized at June 30, 2015 with a Tier 1 capital to average assets ratio of 10.26%.

Accumulated other comprehensive losses decreased during the first six months of 2015 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

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

Cash and cash equivalents as of June 30, 2015 totaled $41.9 million, an increase of $20.5 million, or 96.2%, from the December 31, 2014 total of $21.4 million. The increase in cash was primarily due to an increase in deposits from the beginning of the year. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the six months ended June 30, 2015, all financing activities provided $38.6 million in cash compared to $7.5 million in cash for the same period in 2014. The Bank was provided $31.1 million more cash due to financing activities in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in deposits of $33.8 million and a net increase of $3.0 million to cash for the subordinated debt raise of $23.0 million offset by the SBLF payoff of $20 million. These increases to cash were partially offset by a net decrease in long-term debt and short-term borrowings of $5.2 million and the repurchase of common stock of $0.5 million for the same comparable period.

During the six months ended June 30, 2015, all investing activities used $24.5 million in cash compared to $25.4 million in cash used for the same period in 2014. The reduction in cash used of $0.9 million was the result of an increase in net proceeds from loans being partially offset by a net decrease in proceeds received for securities transactions and the sale of OREO and an increase for the purchase of equipment. The principal collected on loans increased $20.3 million from $97.3 million for the six months ended June 30, 2014 to $117.6 million for the six months ended June 30, 2015. Cash was used to fund additional loans as loans originated or acquired increased $6.0 million from $137.2 million for the six months ended June 30, 2014 to $143.2 million for the six months ended June 30, 2015. Net proceeds from securities transactions decreased cash $12.2 million compared to the prior year due primarily to a higher dollar volume of security sales in the first six months of 2014 compared to the first six months of 2015 and the purchase of more securities in the six months ended June 30, 2015. Other activity consisted of an increase in purchases (cash used) of premises and equipment of $0.7 million and a decrease in proceeds received (cash provided) from the sale of OREO and other assets of $0.5 million.

Operating activities provided cash of $6.5 million for the six months ended June 30, 2015 compared to $4.7 million of cash provided for the same period of 2014. Cash increased by $1.7 million primarily due an increase in accrued expenses and other liabilities and net income and a reduction in loans originated for sale for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. These increases in cash were partially offset by decreases in deferred tax assets.

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

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

June 30, 2015	(1.53)%	(1.77)%	(2.07)%	(1.79)%	0.53%	(0.98)%	N/A	N/A

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

June 30, 2015	(7.77)%	(4.77)%	(2.01)%	(0.60)%	0.36%	(2.96)%	N/A	N/A

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program (‘’2008 repurchase plan”) under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed. On May 4, 2015, the Board of Directors approved a successor repurchase plan (“2015 repurchase plan”) that will commence upon the completion of the 2008 repurchase plan. The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. Once the 2015 repurchase plan begins, the repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. As of June 30, 2015, 49,672 shares were available to be repurchased under the 2008 repurchase program. The following schedule shows the repurchases during the three months ended June 30, 2015.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2015	12,500	$20.00	12,500	52,783
May 1-31, 2015	2,111	20.37	2,111	50,672
June 1-30, 2015	1,000	20.00	1,000	49,672
Total	15,611	$20.05	15,611	49,672

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 3, 2015	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 3, 2015	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

