Form 10-Q
period 2015-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2015-11-04
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐                   No ☒

As of October 29, 2015, the registrant had 4,710,414 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,345	$17,275
Federal funds sold	425	965
Interest-bearing deposits with banks	1,312	3,133
Securities available for sale (AFS), at fair value	38,989	41,939
Securities held to maturity (HTM), at amortized cost	93,941	84,506
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,677	6,434
Loans receivable - net of allowance for loan losses of $8,375 and $8,481	889,870	862,409
Premises and equipment, net	19,675	20,586
Premises and equipment held for sale	2,000	-
Other real estate owned (OREO)	6,431	5,883
Accrued interest receivable	3,127	3,036
Investment in bank owned life insurance	27,637	27,021
Other assets	9,547	9,691
Total Assets	$1,111,976	$1,082,878

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$123,637	$122,195
Interest-bearing deposits	758,642	747,189
Total deposits	882,279	869,384
Short-term borrowings	14,000	2,000
Long-term debt	70,631	74,672
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	-
Accrued expenses and other liabilities	10,007	8,263
Total Liabilities	1,011,917	966,319

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized and issued 20,000 at December 31, 2014 and none at September 30, 2015	-	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,709,945 and 4,702,715 shares, respectively	47	47
Additional paid in capital	46,755	46,416
Retained earnings	53,817	50,936
Accumulated other comprehensive loss	(70)	(378)
Unearned ESOP shares	(490)	(462)
Total Stockholders' Equity	100,059	116,559
Total Liabilities and Stockholders' Equity	$1,111,976	$1,082,878

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts )	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$10,336	$10,114	$30,886	$29,382
Taxable interest and dividends on investment securities	661	550	1,768	1,705
Interest on deposits with banks	5	3	11	9
Total Interest and Dividend Income	11,002	10,667	32,665	31,096

Interest Expense
Deposits	1,068	1,135	3,098	3,502
Short-term borrowings	5	3	26	10
Long-term debt	845	525	2,361	1,576
Total Interest Expense	1,918	1,663	5,485	5,088

Net Interest Income	9,084	9,004	27,180	26,008
Provision for loan losses	501	385	1,071	1,151
Net Interest Income After Provision For Loan Losses	8,583	8,619	26,109	24,857

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	61	143	209	335
Gain on sale of asset	-	-	19	7
Net (losses) gains on sale of OREO	(2)	56	(20)	60
Net (losses) gains on sale of investment securities	-	-	(1)	24
Loss on premises and equipment held for sale	(426)	-	(426)	-
Income from bank owned life insurance	206	160	616	463
Service charges	627	555	1,889	1,631
Gain on sale of loans held for sale	-	204	104	348
Total Noninterest Income	466	1,118	2,390	2,868

Noninterest Expense
Salary and employee benefits	4,185	3,939	12,218	11,960
Occupancy expense	599	568	1,834	1,787
Advertising	164	157	450	480
Data processing expense	475	475	1,500	1,127
Professional fees	353	249	920	767
Depreciation of premises and equipment	210	181	615	548
Telephone communications	56	41	141	132
Office supplies	38	12	108	166
FDIC Insurance	197	204	585	542
OREO valuation allowance and expenses	129	38	682	332
Other	625	621	1,809	1,742
Total Noninterest Expense	7,031	6,485	20,862	19,583

Income before income taxes	2,018	3,252	7,637	8,142
Income tax expense	735	1,363	2,822	3,197
Net Income	$1,283	$1,889	$4,815	$4,945
Preferred stock dividends	-	50	23	150
Net Income Available to Common Stockholders	$1,283	$1,839	$4,792	$4,795

Earnings Per Common Share
Basic	$0.28	$0.40	$1.03	$1.03
Diluted	$0.27	$0.39	$1.02	$1.03
Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Net Income	$1,283	$1,889	$4,815	$4,945
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $151 and $(23); $201 and $64, respectively	230	152	308	319
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $0 and $0; $0 and $(3), respectively	-	-	-	(5)
Comprehensive Income	$1,513	$2,041	$5,123	$5,259

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Septemeber 30,
(dollars in thousands)	2015	2014

Cash Flows from Operating Activities
Net income	$4,815	$4,945
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,071	1,151
Depreciation and amortization	1,055	954
Loss on premises and equipment held for sale	426	-
Loans originated for sale	(4,192)	(9,648)
Proceeds from sale of loans originated for sale	4,296	9,936
Gain on sale of loans held for sale	(104)	(348)
Net loss (gains) on the sale of OREO	20	(60)
Losses (gains) on sales of HTM investment securities	1	(16)
Gains on sales of AFS investment securities	-	(8)
Gain on sale of asset	(19)	(7)
Net amortization of premium/discount on investment securities	157	245
Increase in OREO valuation allowance	447	234
Increase in cash surrender of bank owned life insurance	(617)	(463)
Increase in deferred income tax benefit	(571)	(378)
Increase in accrued interest receivable	(91)	(77)
Stock based compensation	182	147
Decrease (increase) in deferred loan fees	(4)	166
Increase (decrease) in accrued expenses and other liabilities	1,745	(113)
Decrease in other assets	641	2,470
Net Cash Provided by Operating Activities	9,258	9,130

Cash Flows from Investing Activities
Purchase of AFS investment securities	(2,062)	(3,229)
Proceeds from redemption or principal payments of AFS investment securities	5,409	6,307
Purchase of HTM investment securities	(23,647)	(4,580)
Proceeds from maturities or principal payments of HTM investment securities	14,099	10,840
Net increase of FHLB and FRB stock	(243)	(843)
Purchase of bank owned life insurance policies	-	(7,000)
Loans originated or acquired	(180,539)	(188,276)
Principal collected on loans	150,067	147,577
Purchase of premises and equipment	(2,585)	(1,807)
Proceeds from sale of OREO	930	1,878
Proceeds from sale of HTM investment securities	66	3,179
Proceeds from sale of AFS investment securities	-	2,056
Proceeds from disposal of asset	34	20

Net Cash Used in Investing Activities	(38,471)	(33,878)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine Months Ended Septemeber 30,
(dollars in thousands)	2015	2014

Cash Flows from Financing Activities
Net increase in deposits	$12,895	$8,525
Proceeds from long-term debt	-	5,000
Payments of long-term debt	(4,041)	(790)
Net increase in short term borrowings	12,000	2,000
Exercise of stock options	-	106
Proceeds from subordinated notes	23,000	-
Redemption of Small Business Lending Fund Preferred Stock	(20,000)	-
Dividends paid	(1,456)	(1,545)
Net change in unearned ESOP shares	(28)	-
Repurchase of common stock	(448)	-
Net Cash Provided by Financing Activities	21,922	13,296
Decrease in Cash and Cash Equivalents	$(7,291)	$(11,452)

Cash and Cash Equivalents - January 1	21,373	24,519
Cash and Cash Equivalents - September 30	$14,082	$13,067

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$5,276	$5,066
Income taxes	$2,518	$2,659

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$216	$182
Transfer from loans to OREO	$1,947	$1,590
Transfer from premises and equipment to premises and equipment held for sale	$2,000	$-

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2014 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2015 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2014 Annual Report.

NOTE 2 – NATURE OF BUSINESS

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

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

The Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The transaction is expected to close in the first quarter of 2016, pending regulatory approval. The third quarter 2015 operating results reflect the financial impact of the transaction. See Note 16 for additional information.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three and nine months ended September 30, 2015 and 2014. The Company’s comprehensive gain (loss) was solely related to securities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$381	$151	$230	$129	$(23)	$152
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain (loss)	$381	$151	$230	$129	$(23)	$152

	Nine Months Ended September 30, 2015			Nine Months Ended Septemeber 30, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Net unrealized holding gains arising during period	$509	$201	$308	$383	$64	$319
Reclassification adjustments	-	-	-	(8)	(3)	(5)
Other comprehensive gain	$509	$201	$308	$375	$61	$314

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(300)	$(895)	$(378)	$(1,057)
Other comprehensive gain (loss) before reclassifications	230	152	308	319
Amounts reclassified from accumulated other comprehensive income	-	-	-	(5)
Net other comprehensive gain (loss)	230	152	308	314
End of period	$(70)	$(743)	$(70)	$(743)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At both September 30, 2015 and 2014, there were 87,436 options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at September 30, 2015 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At September 30, 2015 there were 37,048 unvested shares of restricted stock. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Net Income	$1,283	$1,889	$4,815	$4,945
Less: dividends paid and accrued on preferred stock	-	(50)	(23)	(150)
Net income available to common shareholders	$1,283	$1,839	$4,792	$4,795

Average number of common shares outstanding	4,646,702	4,652,481	4,651,383	4,648,843
Dilutive effect of common stock equivalents	37,048	17,303	37,048	16,604
Average number of shares used to calculate diluted EPS	4,683,750	4,669,784	4,688,431	4,665,447

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

Stock-based compensation expense totaled $61,000 and $182,000 for the three and nine months ended September 30, 2015, respectively, and $810 and $147,000 for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense consisted of the vesting of grants of restricted stock. In addition, in 2014 stock-based compensation expense included the vesting of restricted stock units.

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

The following tables below summarize outstanding and exercisable options at September 30, 2015 and December 31, 2014.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Exercised	-	-	-
Forfeited	-	-

Outstanding at September 30, 2015	87,436	$23.60	$80	-

Exercisable at September 30, 2015	87,436	$23.60	$80	-

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(45,163)	15.89	207
Forfeited	(26,918)	15.89
Outstanding at December 31, 2014	87,436	$23.60	$-	-

Exercisable at December 31, 2014	87,436	$23.60	$-	-

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
September 30, 2015	Remaining Contractual Life	Exercise Price
66,225	1 years	$22.29
21,211	2 years	27.70
87,436		$23.60

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $80,000 at September 30, 2015 and $0 at December 31, 2014. All options outstanding at December 31, 2014 were anti-dilutive and the intrinsic value was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.50 and $20.07 per share at September 30, 2015 and December 31, 2014, respectively, and the exercise price multiplied by the number of in the money options outstanding.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for granted restricted stock is between three and five years. As of September 30, 2015, unrecognized stock compensation expense was $769,000. The following tables summarize the unvested restricted stock awards and units outstanding at September 30, 2015 and December 31, 2014, respectively. There were no outstanding stock units at September 30, 2015 and December 31, 2014, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at September 30, 2015	37,048	$19.83

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(20,820)	19.26	(4,210)	20.28

Nonvested at December 31, 2014	29,472	$20.83	-	$-

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

	Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2015	2014	2014
Balance at beginning of year	$5,883	$6,797	$6,797
Additions of underlying property	1,946	1,590	2,742
Disposals of underlying property	(951)	(1,819)	(2,422)
Transfers of OREO to loans	-	-	(1,000)
Valuation allowance	(447)	(234)	(234)
Balance at end of period	$6,431	$6,334	$5,883

During the nine months ended September 30, 2015, additions of $1.9 million consisted of $784,000 for residential properties, $372,000 for residential lots and $790,000 for commercial buildings. During the nine months ended September 30, 2014, additions of $1.6 million consisted of residential properties totaling $631,000, residential lots of $319,000 and a commercial building of $640,000. The Company disposed of residential properties and finished residential lots at a loss of $20,000 for the nine months ended September 30, 2015 compared to gains on disposals of $60,000 for the nine months ended September 30, 2014. Additions to the valuation allowances of $447,000 and $234,000 were taken to adjust properties to current appraised values for the nine months ended September 30, 2015 and 2014, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Expenses applicable to OREO assets include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Valuation allowance	$73	$-	$447	$234
Operating expenses	56	38	235	98
	$129	$38	$682	$332

NOTE 10 – SECURITIES

	September 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$23	$4	$-	$27
Residential Collateralized Mortgage Obligations ("CMOs")	32,782	114	384	32,512
Callable GSE Agency Bonds	1,994	4	-	1,998
Corporate equity securities	37	3	-	40
Bond mutual funds	4,266	146	-	4,412
Total securities available for sale	$39,102	$271	$384	$38,989

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$22,078	$706	$32	$22,752
Residential CMOs	69,922	503	347	70,078
Asset-backed securities issued by Others:
Residential CMOs	1,191	-	106	1,085
Total debt securities held to maturity	93,191	1,209	485	93,915

U.S. government obligations	750	-	-	750
Total securities held to maturity	$93,941	$1,209	$485	$94,665

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$33	$4	$-	$37
Residential CMOs	38,294	77	830	37,541
Corporate equity securities	37	3	-	40
Bond mutual funds	4,199	122	-	4,321
Total securities available for sale	$42,563	$206	$830	$41,939

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$19,501	$767	$45	$20,223
Residential CMOs	62,683	379	580	62,482
Asset-backed securities issued by Others:
Residential CMOs	1,472	-	112	1,360
Total debt securities held to maturity	83,656	1,146	737	84,065

U.S. government obligations	850	-	-	850
Total securities held to maturity	$84,506	$1,146	$737	$84,915

At September 30, 2015, certain asset-backed securities with an amortized cost of $39.5 million were pledged to secure certain deposits. At September 30, 2015, asset-backed securities with an amortized cost of $2.0 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At September 30, 2015, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities and agency bonds issued by government sponsored entities (“GSEs”) had an average life of 3.91 years and an average duration of 3.65 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 4.12 years and an average duration of 3.86 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000. During the nine months ended September 30, 2014, the Company recognized net gains on the sale of securities of $24,000. The Company sold five AFS securities with a carrying value of $2.1 million and ten HTM securities with aggregate carrying values of $3.2 million, recognizing gains of $8,000 and $16,000, respectively. The sale of HTM securities were permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. Securities were disposed of using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, HTM securities were disposed of under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at September 30, 2015 were as follows:

September 30, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$-	$-	$18,435	$384	$18,435	$384

At September 30, 2015, the AFS investment portfolio had an estimated fair value of $39.0 million, of which $18.4 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $384,000 of the portfolio amortized cost of $32.8 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.24 years and an average duration of 3.91 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2015 were as follows:

September 30, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	7,474	31	17,287	348	24,761	379
Asset-backed securities issued by other	-	-	1,084	106	1,084	106
	$7,474	$31	$18,371	$454	$25,845	$485

At September 30, 2015, the HTM investment portfolio had an estimated fair value of $94.7 million, of which $25.8 million of the securities had some unrealized losses from their amortized cost. Of these securities, $24.7 million were asset-backed securities issued by GSEs and the remaining $1.1 million were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $379,000 of the portfolio amortized cost of $92.0 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 3.81 years and an average duration of 3.55 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. All of the securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $106,000 of the portfolio amortized cost of $1.2 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.89 years and an average duration of 3.18 years.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities and agency bonds issued by GSEs and others at September 30, 2015 and December 31, 2014 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2015		December 31, 2014
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$126,537	AAA	$119,762
BBB	-	BBB	68
BB	577	BB	695
CCC+	614	CCC+	709
Total	$127,728	Total	$121,234

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014

Commercial real estate	$619,612	$561,080
Residential first mortgages	140,462	152,837
Construction and land development	38,132	36,370
Home equity and second mortgages	21,230	21,452
Commercial loans	51,884	73,625
Consumer loans	403	613
Commercial equipment	27,765	26,152
	899,488	872,129
Less:
Deferred loan fees	1,243	1,239
Allowance for loan losses	8,375	8,481
	9,618	9,720

	$889,870	$862,409

At September 30, 2015, the Bank’s allowance for loan losses totaled $8.4 million, or 0.93% of loan balances, as compared to $8.5 million, or 0.97% of loan balances, at December 31, 2014. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.6% and 4.4% of the CRE portfolio at September 30, 2015 and December 31, 2014, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $22.8 million or 2.5% of total gross loans of $899.5 million at September 30, 2015.

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

Non-accrual and Past Due Loans

Non-accrual loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Total Non-accrual Loans	Total Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$7,047	14	$3,824	11
Residential first mortgages	1,551	6	533	2
Construction and land development	3,555	2	3,634	2
Home equity and second mortgages	362	5	399	6
Commercial loans	1,516	8	1,587	6
Commercial equipment	385	5	286	4
	$14,416	40	$10,263	31

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $4.2 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $14.4 million or 1.60% of total loans at September 30, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

The Bank had 40 non-accrual loans at September 30, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at September 30, 2015 included $11.1 million, or 77% of non-accrual loans, attributed to 18 loans representing five customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at September 30, 2015 and December 31, 2014, four loans totaling $3.8 million and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. At September 30, 2015, the Bank had an additional two TDR loans totaling $1.3 million that are greater than 90 days delinquent. At December 31, 2014, the Bank had one additional TDR loan totaling $1.0 million that was greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $13.0 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at September 30, 2015 and December 31, 2014 was $924,000 and $781,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.4 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively. Interest due but not recognized on these balances at September 30, 2015 and December 31, 2014 was $155,000 and $64,000, respectively.

An analysis of past due loans as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$612,230	$-	$1,261	$6,121	$7,382	$619,612
Residential first mortgages	138,769	-	142	1,551	1,693	140,462
Construction and land dev.	34,577	-	-	3,555	3,555	38,132
Home equity and second mtg.	20,764	66	38	362	466	21,230
Commercial loans	49,916	214	238	1,516	1,968	51,884
Consumer loans	402	1	-	-	1	403
Commercial equipment	27,365	15	-	385	400	27,765
Total	$884,023	$296	$1,679	$13,490	$15,465	$899,488

	December 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$556,584	$-	$672	$3,824	$4,496	$561,080
Residential first mortgages	151,375	133	796	533	1,462	152,837
Construction and land dev.	32,736	-	-	3,634	3,634	36,370
Home equity and second mtg.	20,939	90	24	399	513	21,452
Commercial loans	71,952	86	-	1,587	1,673	73,625
Consumer loans	612	1	-	-	1	613
Commercial equipment	25,848	17	1	286	304	26,152
Total	$860,046	$327	$1,493	$10,263	$12,083	$872,129

There were no loans greater than 90 days still accruing interest at September 30, 2015 and at December 31, 2014.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2015 and 2014 and at December 31, 2014 were as follows:

	September 30, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$29,228	$26,218	$2,980	$29,198	$390	$29,307	$247	$29,223	$767
Residential first mortgages	4,371	3,688	683	4,371	121	4,386	36	4,407	119
Construction and land dev.	4,329	3,637	691	4,328	471	4,329	4	4,299	10
Home equity and second mtg.	529	470	-	470	-	475	2	481	9
Commercial loans	4,233	3,708	282	3,990	232	4,311	38	4,500	124
Commercial equipment	596	364	146	510	146	512	2	516	8
Total	$43,286	$38,085	$4,782	$42,867	$1,360	$43,320	$329	$43,426	$1,037

	December 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$31,812	$28,907	$2,622	$31,529	$97	$31,672	$1,258
Residential first mortgages	3,407	2,526	881	3,407	76	3,426	155
Construction and land dev.	6,402	6,102	-	6,102	-	6,474	133
Home equity and second mtg.	708	649	-	649	-	630	19
Commercial loans	7,587	7,030	406	7,436	155	7,196	252
Consumer loans	-	-	-	-	-	-	-
Commercial equipment	605	373	213	586	123	623	23
Total	$50,521	$45,587	$4,122	$49,709	$451	$50,021	$1,840

	September 30, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$22,946	$18,350	$4,568	$22,918	$372	$22,979	$327	$23,002	$719
Residential first mortgages	3,130	2,614	516	3,130	75	3,069	40	3,130	108
Construction and land dev.	7,631	3,377	4,254	7,631	81	7,427	41	7,591	123
Home equity and second mtg.	548	475	73	548	59	556	5	485	8
Commercial loans	7,318	6,912	406	7,318	95	7,238	61	7,282	188
Consumer loans	-	-	-	-	-	-	-	-	-
Commercial equipment	542	357	166	523	89	526	7	536	16
Total	$42,115	$32,085	$9,983	$42,068	$771	$41,795	$481	$42,026	$1,162

TDRs, included in the impaired loan schedules above, as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$12,594	14	$10,438	9
Residential first mortgages	889	3	906	3
Construction and land development	4,329	4	4,376	4
Commercial loans	586	7	2,262	6
Commercial equipment	125	2	154	2
Total TDRs	$18,523	30	$18,136	24
Less: TDRs included in non-accrual loans	(5,116)	(7)	(4,887)	(5)
Total accrual TDR loans	$13,407	23	$13,249	19

At September 30, 2015, the Bank had 23 accruing TDRs totaling $13.4 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Bank added seven and 15 TDRs totaling $2.3 million and $12.0 million during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Two TDRs totaling $1.6 million were disposed of during the second quarter of 2015 due to a payoff and refinancing by another lender. The Bank had specific reserves of $1.1 million on nine TDRs totaling $3.9 million at September 30, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014.

At September 30, 2015 and December 31, 2014, four loans totaling $3.8 million and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both TDRs and non-accrual loans. Additionally, at September 30, 2015, the Bank had two TDR loans totaling $1.3 million that are greater than 90 days delinquent. At December 31, 2014, the Bank had one additional TDR loan totaling $1.0 million that was greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Interest income in the amount of $385,000 and $563,000 was recognized on TDR loans for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2015 and 2014, respectively, and for the year ended December 31, 2014 and loan receivable balances at September 30, 2015 and 2014, respectively, and at December 31, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2015

Allowance for loan losses:
Balance at July 1,	$3,859	$885	$1,205	$206	$1,366	$2	$1,234	$8,757
Charge-offs	(17)	-	-	-	(138)	-	(743)	(898)
Recoveries	5	-	-	-	4	-	6	15
Provisions	(252)	(152)	402	(46)	25	-	524	501
Balance at September 30,	$3,595	$733	$1,607	$160	$1,257	$2	$1,021	$8,375

At and For the Nine Months Ended September 30, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(63)	(30)	-	-	(353)	-	(797)	(1,243)
Recoveries	12	1	32	-	11	-	10	66
Provisions	(430)	(330)	504	(13)	(78)	(1)	1,419	1,071
Balance at September 30,	$3,595	$733	$1,607	$160	$1,257	$2	$1,021	$8,375
Ending balance: individually evaluated for impairment	$390	$121	$471	$-	$232	$-	$146	$1,360
Ending balance: collectively evaluated for impairment	$3,205	$612	$1,136	$160	$1,025	$2	$875	$7,015
Loan receivables:
Ending balance	$619,612	$140,462	$38,132	$21,230	$51,884	$403	$27,765	$899,488
Ending balance: individually evaluated for impairment	$29,198	$4,371	$4,328	$470	$3,990	$-	$510	$42,867
Ending balance: collectively evaluated for impairment	$590,414	$136,091	$33,804	$20,760	$47,894	$403	$27,255	$856,621

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(350)	(94)	(992)	(59)	(1,134)	(3)	(10)	(2,642)
Recoveries	11	186	84	10	5	11	25	332
Provisions	890	(401)	1,395	(27)	890	(15)	(79)	2,653
Balance at December 31,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Ending balance: individually evaluated for impairment	$97	$76	$-	$-	$155	$-	$123	$451
Ending balance: collectively evaluated for impairment	$3,979	$1,016	$1,071	$173	$1,522	$3	$266	$8,030
Loan receivables:
Ending balance	$561,080	$152,837	$36,370	$21,452	$73,625	$613	$26,152	$872,129
Ending balance: individually evaluated for impairment	$31,529	$3,407	$6,102	$649	$7,436	$-	$586	$49,709
Ending balance: collectively evaluated for impairment	$529,551	$149,430	$30,268	$20,803	$66,189	$613	$25,566	$822,420

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total
At and For the Three Months Ended September 30, 2014

Allowance for loan losses:
Balance at July 1,	$3,977	$1,090	$573	$283	$1,735	$4	$388	$8,050
Charge-offs	-	-	-	-	(175)	(3)	-	(178)
Recoveries	1	1	-	10	1	1	2	16
Provisions	586	(12)	72	(1)	(226)	1	(35)	385
Balance at September 30,	$4,564	$1,079	$645	$292	$1,335	$3	$355	$8,273

At and For the Nine Months Ended September 30, 2014

Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(49)	(94)	-	-	(930)	(3)	-	(1,076)
Recoveries	9	1	-	10	4	11	25	60
Provisions	1,079	(229)	61	33	345	(15)	(123)	1,151
Balance at September 30,	$4,564	$1,079	$645	$292	$1,335	$3	$355	$8,273
Ending balance: individually evaluated for impairment	$372	$75	$81	$59	$95	$-	$89	$771
Ending balance: collectively evaluated for impairment	$4,192	$1,004	$564	$233	$1,240	$3	$266	$7,502
Loan receivables:
Ending balance	$545,663	$155,234	$33,986	$21,330	$63,681	$661	$25,836	$846,391
Ending balance: individually evaluated for impairment	$22,918	$3,130	$7,631	$548	$7,318	$-	$523	$42,068
Ending balance: collectively evaluated for impairment	$522,745	$152,104	$26,355	$20,782	$56,363	$661	$25,313	$804,323

Credit Quality Indicators

Credit quality indicators as of September 30, 2015 and December 31, 2014 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014

Unrated	$69,285	$74,955	$5,511	$3,108
Pass	522,140	451,256	28,292	27,160
Special mention	1,893	4,383	-	-
Substandard	26,294	30,486	4,329	6,102
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$619,612	$561,080	$38,132	$36,370

	Commercial Loans		Commercial Equipment
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014

Unrated	$10,871	$12,296	$9,766	$7,173
Pass	37,033	53,844	17,750	18,517
Special mention	-	49	-	-
Substandard	3,980	7,436	103	462
Doubtful	-	-	146	-
Loss	-	-	-	-
Total	$51,884	$73,625	$27,765	$26,152

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014

Performing	$138,911	$152,304	$20,868	$21,053	$403	$613
Nonperforming	1,551	533	362	399	-	-
Total	$140,462	$152,837	$21,230	$21,452	$403	$613

Summary of Total Classified Loans

(dollars in thousands)	9/30/2015	12/31/2014
By Internally Assigned Grade	$34,851	$44,486
By Payment Activity	1,500	2,249
Total Classified	$36,351	$46,735

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

As of September 30, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of September 30, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Common Equity		$100,059	$96,559	$132,193	$126,838
Preferred Stock -SBLF		-	20,000	-	-
Total Stockholders' Equity		100,059	116,559	132,193	126,838
AOCI Losses (Gains)		70	378	70	378
Common Equity Tier 1 Capital		100,129	116,937	132,263	127,216
TRUPs		12,000	12,000	-	-
Tier 1 Capital		112,129	128,937	132,263	127,216
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		8,375	8,537	8,375	8,537
Subordinated Notes		23,000	-	-	-
Tier 2 Capital		$143,504	$137,474	$140,638	$135,753

Risk-Weighted Assets ("RWA")		$968,390	$903,931	$965,595	$902,136

Average Assets ("AA")		$1,106,081	$1,053,424	$1,103,381	$1,051,627
	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	10.34%	12.94%	13.70%	14.10%
Tier 1 Capital to RWA	8.50	11.58	14.26	13.70	14.10
Tier 2 Capital to RWA	10.50	14.82	15.21	14.56	15.05
Tier 1 Capital to AA (Leverage)	n/a	10.14	12.24	11.99	12.10

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Premises and equipment held for sale

Premises and equipment are adjusted to fair value upon transfer of the assets to held for sale. Subsequently, premises and equipment held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price) or a current appraised value, the Company records the assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset at nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2015 and December 31, 2014 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$32,512	$-	$32,512	$-
MBS	27	-	27	-
Callable GSE Agency Bonds	1,998	-	1,998	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,412	-	4,412	-
Total available for sale securities	$38,989	$-	$38,989	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,541	$-	$37,541	$-
MBS	37	-	37	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,321	-	4,321	-
Total available for sale securities	$41,939	$-	$41,939	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are included in the tables below.

(dollars in thousands)	September 30, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,590	$-	$2,590	$-
Residential first mortgages	562	-	562	-
Construction and land development	220	-	220	-
Commercial loans	50	-	50	-
Total loans with impairment	$3,422	$-	$3,422	$-
Premises and equipment held for sale	$2,000		$2,000
Other real estate owned	$6,431	$-	$6,431	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,524	$-	$2,524	$-
Residential first mortgage	805	-	805	-
Commercial loans	251	-	251	-
Commercial equipment	90	-	90	-
Total loans with impairment	$3,670	$-	$3,670	$-
Other real estate owned	$5,883	$-	$5,883	$-

Loans with impairment had unpaid principal balances of $4.8 million and $4.1 million at September 30, 2015 and December 31, 2014, respectively, and include impaired loans with a specific allowance.

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

Guaranteed preferred beneficial interest in junior subordinated securities (“TRUPs”) - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$38,989	$38,989	$-	$38,989	$-
Investment securities - HTM	93,941	94,665	750	93,915	-
FHLB and FRB Stock	6,677	6,677	-	6,677	-
Loans Receivable	889,870	894,160	-	894,160	-
Investment in BOLI	27,637	27,637	-	27,637	-

Liabilities
Savings, NOW and money market accounts	$518,361	$518,361	$-	$518,361	$-
Time deposits	363,918	364,806	-	364,806	-
Long-term debt	70,631	71,389	-	71,389	-
Short term borrowings	14,000	13,999	-	13,999	-
TRUPs	12,000	8,200	-	8,200	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,939	$41,939	$-	$41,939	$-
Investment securities - HTM	84,506	84,915	850	84,065	-
FHLB and FRB Stock	6,434	6,434	-	6,434	-
Loans Receivable	862,409	861,427	-	861,427	-
Investment in BOLI	27,021	27,021	-	27,021	-
Liabilities
Savings, NOW and money market accounts	$483,973	$483,973	$-	$483,973	$-
Time deposits	385,411	386,510	-	386,510	-
Long-term debt	74,672	77,919	-	77,919	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

At September 30, 2015, the Company had outstanding loan commitments and standby letters of credit of $22.7 million and $18.8 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

NOTE 16 – HELD FOR SALE PREMISES AND EQUIPMENT

The Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The required conditions were met during the three months ended September 30, 2015 to classify the asset as held for sale (“HFS”) under FASB 360-10-45-9 which addresses accounting and reporting for long-lived assets to be disposed of by sale. FASB ASC 360-10-35-43 states that a long-lived asset classified as HFS should be measured at the lower of carrying amount or fair value less cost to sell. Based on the contracted sales price, the Company recorded an impairment of $426,000 for the three months ended for the three months ended September 30, 2015. The transaction is expected to close in the first quarter of 2016, pending regulatory approval.

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

The Bank opened its LPO in Fredericksburg, Virginia during August 2013. The Fredericksburg Virginia area market is comparable in size to our legacy Southern Maryland footprint. During the second quarter of 2014, we continued to execute the Bank’s growth strategy and added seasoned lenders and support staff to expand into the city of Annapolis and surrounding Anne Arundel County. We opened the Annapolis LPO in October 2014. We are optimistic that our returns on these investments will continue to increase shareholder value.

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

Third quarter 2015 results reflect the Company’s agreement to sell its King George, Virginia branch building and equipment to InFirst Federal Credit Union. The transaction is expected to close in the first quarter of 2016, pending regulatory approval. The Company will transfer the $9.0 million in deposits to its La Plata, Maryland or Fredericksburg, Virginia branches. Employees will be offered open positions with the Bank. The third quarter 2015 operating results reflect a one-time $426,000 pre-tax provision for the loss on the transaction with a $0.05 impact to earnings per share. The elimination of the current direct annual operating costs of the King George branch will have an immediate positive impact on earnings per share in 2016 with the earned back estimated to be less than 10 months.

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

The Company has analyzed the costs and benefits regarding continuing its residential mortgage origination operations in the current regulatory environment.  Due to rapidly increasing compliance costs and risks associated with the origination of residential mortgages, the Bank discontinued originating residential loans in April 2015. The third party sources will allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs in the communities we serve. The run off of the residential portfolio, which was $12.4 million for the nine months ended September 30, 2015, is not expected to continue as the Company has established third party residential loan sources and expects to fund more loans in its residential whole loan portfolio during the fourth quarter.

Economy

The U.S. economy grew slowly throughout 2013 and 2014. The impact of slower economic growth on the Southern Maryland economy has been moderated by the presence of federal government agencies and defense facilities, but the ongoing possibility of large cuts to the defense budget has hampered economic expansion. The Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2014 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
KEY OPERATING RATIOS
Return on average assets	0.46%	0.73%	0.59%	0.65%
Return on average common equity	5.09	7.78	6.42	6.85
Return on average total equity	5.09	6.59	6.26	5.82
Average total equity to average total assets	9.12	11.04	9.46	11.12
Interest rate spread	3.41	3.61	3.48	3.52
Net interest margin	3.55	3.74	3.60	3.66
Cost of funds	0.77	0.73	0.75	0.76
Cost of deposits	0.48	0.55	0.48	0.58
Cost of debt	3.06	2.33	2.77	-
Efficiency ratio	73.62	64.07	70.55	67.82
Non-interest expense to average assets	2.55	2.50	2.56	2.56
Avg. int-earning assets to avg. int-bearing liabilities	117.61	118.91	117.46	118.61
Net charge-offs to average loans	0.40	0.08	0.18	0.17
COMMON SHARE DATA
Basic net income per common share	$0.28	$0.40	$1.03	$1.03
Diluted net income per common share	0.27	0.39	1.02	1.03
Cash dividends paid per common share	0.10	0.10	0.10	0.10
Weighted average common shares outstanding:
Basic	4,646,702	4,652,481	4,651,383	4,648,843
Diluted	4,683,750	4,669,784	4,688,431	4,665,447

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014	$ Change	% Change
ASSET QUALITY
Total assets	$1,111,976	$1,082,878	$29,098	2.7%
Gross loans	899,488	872,129	27,359	3.1
Classified Assets	43,973	54,022	(10,049)	(18.6)
Allowance for loan losses	8,375	8,481	(106)	(1.2)
Past due loans (PDLs) (31 to 89 days)	1,975	1,820	155	8.5
Nonperforming loans (NPLs) (>=90 days)	13,490	10,263	3,227	31.4
Non-accrual loans (a)	14,416	10,263	4,153	40.5
Accruing troubled debt restructures (TDRs) (b)	13,407	13,249	158	1.2
Other real estate owned (OREO)	6,431	5,883	548	9.3
ASSET QUALITY RATIOS
Classified assets to total assets	3.95%	4.99%
Classified assets to risk-based capital	30.64	39.30
Allowance for loan losses to total loans	0.93	0.97
Allowance for loan losses to nonperforming loans	62.08	82.64
Past due loans (PDLs) to total loans	0.22	0.21
Nonperforming loans (NPLs) to total loans	1.50	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.72	1.39
Non-accrual loans to total loans	1.60	1.18
Non-accrual loans and TDRs to total loans	3.09	2.70
Non-accrual loans and OREO to total assets	1.87	1.49
Non-accrual loans, OREO and TDRs to total assets	3.08	2.71
COMMON SHARE DATA
Book value per common share	$21.24	$20.53
Common shares outstanding at end of period	4,709,945	4,702,715
OTHER DATA
Number of:
Full-time equivalent employees	174	172
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	10.14%	12.24%
Tier 1 common capital to risk-weighted assets	10.34	n/a
Tier 1 capital to risk-weighted assets	11.58	14.26
Total risk-based capital to risk-weighted assets	14.82	15.21

(a)  Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b)  At September 30, 2015 and December 31, 2014, the Bank had total TDRs of $18.5 million and $18.1 million, respectively, with three and two TDR relationships totaling $5.1 million and $4.9 million, respectively, in non-accrual status.  One TDR customer relationship of $3.8 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Earnings Summary

Consolidated net income available to common shareholders for the three months ended September 30, 2015 decreased $556,000, or 30.2%, to $1.3 million, or $0.27 per common share (diluted), compared to $1.8 million, or $0.39 per common share (diluted), for the three months ended September 30, 2014. Third quarter 2015 earnings were primarily impacted compared to the prior year due to a decision to sell the branch building and equipment in King George, Virginia, increased interest expense from the refinancing of SBLF with subordinated debt at 6.25% during the first quarter of 2015, and a reduction in gains on loans held for sale. The Bank stopped originating residential mortgages in April 2015. In addition, yields on the loan portfolio have declined due to the lower interest environment. Our commercial real estate loan portfolio yields have been impacted as loans have reset at current low interest rates and the competition for loan volume has increased in our local market.

The decrease in net income available to common shareholders for the three months ended September 30, 2015 compared to the same period in 2014 was attributable to decreased noninterest income of $652,000, increased provision for loan losses of $116,000 and increased noninterest expense of $546,000. These decreases to net income were partially offset by increased net interest income of $80,000, decreased income tax expense of $628,000 and decreased preferred stock dividends of $50,000.

The Company agreed to sell its King George, Virginia branch building and equipment to InFirst Federal Credit Union. The transaction is expected to close in the first quarter of 2016, pending regulatory approval. The Company will transfer the $9.0 million in deposits to its La Plata, Maryland or Fredericksburg, Virginia branches. Employees will be offered open positions with the Bank. The third quarter 2015 operating results reflect a one-time $426,000 pre-tax loss on the transaction with a $0.05 impact to earnings per share. The elimination of the current direct annual operating costs of the King George branch will have an immediate positive impact on earnings per share in 2016 with the earned back estimated to be less than 10 months.

The Company’s return on average assets was 0.46% for the three months ended September 30, 2015 compared to 0.73% for the three months ended September 30, 2014. The Company’s return on average common stockholders' equity was 5.09% compared to 7.78% for the same comparative period.

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

Net interest income increased to $9.1 million for the three months ended September 30, 2015 compared to $9.0 million for the three months ended September 30, 2014. The net interest margin was 3.55% for the three months ended September 30, 2015, a 19 basis point decrease from 3.74% for the three months ended September 30, 2014. The decrease in net interest margin was largely the result of additional interest expense related to the subordinated debt issued during the first quarter of 2015 and a spike in net interest margin during the third quarter of 2014 due to the return of several loans from nonaccrual to performing status, which resulted in an increase in interest income of $118,000. Net interest margin declined six basis points from 3.66% for the nine months ended September 30, 2014 to 3.60% for the nine months ended September 30, 2015. Net interest margin at 3.55% for the three months ended September 30, 2015 decreased five basis points from 3.60% for the three months ended June 30, 2015. Net interest income was positively impacted from the increase in the average balance of loans and the continued decrease in the cost of deposits compared to the same period of 2014.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$10,336	$10,114	$222	2.2%
Taxable interest and dividends on investment securities	661	550	111	20.2%
Interest on deposits with banks	5	3	2	66.7%
Total Interest and Dividend Income	11,002	10,667	335	3.1%

Interest Expenses
Deposits	1,068	1,135	(67)	(5.9)%
Short-term borrowings	5	3	2	66.7%
Long-term debt	845	525	320	61.0%
Total Interest Expenses	1,918	1,663	255	15.3%

Net Interest Income (NII)	$9,084	$9,004	$80	0.9%

Interest and dividend income increased by $335,000 to $11.0 million for the three months ended September 30, 2015 compared to $10.7 million for the three months ended September 30, 2014, primarily due to increased income from the growth in the average balance of loans and investments and increased investment yields. Interest and dividend income on loans increased $553,000 due to growth of $47.0 million in the average balance of loans from $832.7 million for the three months ended September 30, 2014 to $879.7 million for the three months ended September 30, 2015. Interest and dividend income on investments increased $113,000 during the third quarter of 2015 compared to the same period in the prior year as average interest-earning investment balances increased $13.9 million and average yields increased from 1.69% to 1.84%. Average loan yields declined 16 basis points from 4.86% for the three months ended September 30, 2014 to 4.70% for the three months ended September 30, 2015, which resulted in a decrease in interest and dividend income of $331,000.

Interest expense increased $255,000 to $1.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to an increase in interest expense related to the subordinated notes issued during the first quarter of 2015. During the three months ended September 30, 2015, interest expense increased $360,000 due to the subordinated note issuance, and $36,000 due to increased average balances of interest-bearing transaction deposit accounts compared to the same quarter of 2014. Additionally, interest expense increased $33,000 on money market accounts, as rates increased modestly from 0.26% to 0.30% for the third quarter of 2015. The average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, increased from 2.33% for the three months ended September 30, 2014 to 3.06% for the comparable period in 2015. The increases to interest expense were partially offset by reductions of $45,000 due to lower average balances of long-term debt and time deposits and $129,000 due to decreases in rates paid on time deposits and debt.

The issuance of subordinated debt was the primary reason the average cost of total interest-bearing liabilities increased six basis points from 0.82% for the third quarter of 2014 to 0.88% for the third quarter of 2015. However, the Company continued to make significant progress in reducing overall deposit costs, which decreased seven basis points from 0.55% for the three months ended September 30, 2014 to 0.48% for the three months ended September 30, 2015. Average transaction deposits, which include savings, money market, interest-bearing demand and non-interest bearing demand accounts, for the three months ended September 30, 2015 increased $71.1 million or 16.4% to $503.5 million compared to $432.4 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $19.8 million from $103.4 million for the three months ended September 30, 2014 to $123.2 million for the three months ended September 30, 2015. Average transaction accounts as a percentage of average total deposits increased from 52.5% for the three months ended September 30, 2014 to 57.0% for the three months ended September 30, 2015. The Company is less dependent on time deposits for funding. In the current year, the progress in continuing to add transaction deposits has mitigated some of the impact of the increased interest expense associated with the subordinated notes issued.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended September 30,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$45,697	0.10%	$40,736	0.10%
Interest-bearing demand and money market accounts	334,691	0.30%	288,280	0.26%
Certificates of deposit	379,867	0.84%	390,975	0.96%
Total interest-bearing deposits	760,255	0.56%	719,991	0.63%
Noninterest-bearing demand deposits	123,118		103,405
	$883,373	0.48%	$823,396	0.55%

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

	Three Months Ended September 30, 2015
	compared to Three Months Ended
	September 30, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$553	$(331)	$222
Investment securities, federal funds sold and interest bearing deposits	64	49	113
Total interest-earning assets	$617	$(282)	$335

Interest-bearing liabilities:
Savings	1	-	1
Interest-bearing demand and money market accounts	35	33	68
Certificates of deposit	(23)	(114)	(137)
Long-term debt	(23)	(18)	(41)
Short-term debt	1	1	2
Subordinated notes	360	-	360
Guaranteed preferred beneficial interest in junior subordinated debentures	-	2	2
Total interest-bearing liabilities	$351	$(96)	$255
Net change in net interest income	$266	$(186)	$80

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2015 and 2014, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$879,702	$10,336	4.70%	$832,674	$10,114	4.86%
Investment securities, federal funds sold and interest-bearing deposits	145,145	666	1.84%	131,162	553	1.69%
Total Interest-Earning Assets	1,024,847	11,002	4.29%	963,836	10,667	4.43%
Cash and cash equivalents	12,108			14,284
Other assets	67,352			59,497
Total Assets	$1,104,307			$1,037,617

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$45,697	$11	0.10%	$40,736	$10	0.10%
Interest-bearing demand and money market accounts	334,691	255	0.30%	288,280	187	0.26%
Certificates of deposit	379,867	801	0.84%	390,975	938	0.96%
Long-term debt	70,636	408	2.31%	74,690	449	2.40%
Short-term debt	5,526	5	0.36%	3,874	3	0.31%
Subordinated Notes	23,000	360	6.26%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	78	2.60%	12,000	76	2.53%

Total Interest-Bearing Liabilities	871,417	1,918	0.88%	810,555	1,663	0.82%

Noninterest-bearing demand deposits	123,118			103,405
Other liabilities	9,021			9,058
Stockholders' equity	100,751			114,599
Total Liabilities and Stockholders' Equity	$1,104,307			$1,037,617

Net interest income		$9,084			$9,004

Interest rate spread			3.41%			3.61%
Net yield on interest-earning assets			3.55%			3.74%
Ratio of average interest-earning assets to average interest bearing liabilities			117.61%			118.91%

Cost of funds			0.77%			0.73%
Cost of deposits			0.48%			0.55%
Cost of debt			3.06%			2.33%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$501	$385	$116	30.1%

The provision for loan losses increased $116,000 to $501,000 for the three months ended September 30, 2015 compared to $385,000 for the three months ended September 30, 2014. Net charge-offs for the quarter increased $722,000 from $162,000 for the three months ended September 30, 2014 to $884,000 for the three months ended September 30, 2015. The effects of these charge-offs on the provision were mitigated by improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in classified assets.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$61	$143	$(82)	(57.3)%
Net (losses) gains on sale of OREO	(2)	56	(58)	(103.6)%
Provision for loss on premises and equipment held for sale	(426)	-	(426)	n/a
Income from bank owned life insurance	206	160	46	28.8%
Service charges	627	555	72	13.0%
Gain on sale of loans held for sale	-	204	(204)	(100.0)%
Total Noninterest Income	$466	$1,118	$(652)	(58.3)%

Noninterest income decreased by $652,000 to $466,000 for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. Noninterest income decreased primarily due to the one-time expense to record a $426,000 provision for the loss on the sale of the King George, Virginia branch building and equipment and a reduction in gains on loans held for sale of $204,000. The reduction in gains on loans held for sale reflected the Bank’s exit from residential loan originations during the second quarter of 2015. Increases in bank owned life insurance income and service charge income were offset by decreases in other fees and other noninterest income areas. The Bank made an additional investment of $7.0 million in BOLI during the third quarter of 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$4,185	$3,939	$246	6.2%
OREO Valuation Allowance and Expenses	129	38	91	239.5%
Operating Expenses	2,717	2,508	209	8.3%
Total Noninterest Expense	$7,031	$6,485	$546	8.4%

	Three Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,185	$3,939	$246	6.2%
Occupancy expense	599	568	31	5.5%
Advertising	164	157	7	4.5%
Data processing expense	475	475	-	0.0%
Professional fees	353	249	104	41.8%
Depreciation of premises and equipment	210	181	29	16.0%
Telephone communications	56	41	15	36.6%
Office supplies	38	12	26	216.7%
FDIC Insurance	197	204	(7)	(3.4)%
OREO valuation allowance and expenses	129	38	91	239.5%
Other	625	621	4	0.6%
Total Noninterest Expense	$7,031	$6,485	$546	8.4%

For the three months ended September 30, 2015, noninterest expense increased 8.4%, or $546,000, to $7.0 million from $6.5 million for the comparable period in 2014. Noninterest expense of $7.0 million for the quarter was in line with Company expectations and increased $143,000 from the second quarter 2015 noninterest expense of $6.9 million. The current quarter increase was primarily the result of increased health insurance claims, incentive accruals and the filling of vacant positions since the prior quarter. The increase from the prior year was primarily due to an increase in compensation and benefits and in other operating expenses as the Company continued to invest in infrastructure in order to drive continued growth. The Company’s year to date growth in salary and benefit costs of 2.2% has been moderated by the restructuring of our branch organization and better alignment of incentives with Company performance. Employee compensation and other operating expenses have grown at greater than historical rates over the last several years due to the Company’s expanding footprint and the increased cost of compliance and regulation. The Company’s noninterest expense as a percentage of average assets was 2.56% for the years ended December 31, 2014 and 2013. Prior to 2013, the Company was consistently below 2.50%. The Company is working to slow the growth of noninterest expense as a percentage of average assets based on current expansion plans and a greater ability to increase efficiencies as a result of our larger asset size. The Company’s noninterest expense as a percentage of average assets for the three months ended September 30, 2015 and 2014 were 2.55% and 2.50%, respectively.

Income Tax Expense

For the three months ended September 30, 2015, the Company recorded income tax expense of $735,000 compared to $1.4 million for the three months ended September 30, 2014. The Company’s effective tax rates for the three months ended September 30, 2015 and 2014 were 36.4% and 41.91%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Earnings Summary

Consolidated net income available to common shareholders for the nine months ended September 30, 2015 and 2014 was the same at $4.8 million. Earnings per common share (diluted) at $1.02 decreased $0.01 from $1.03 per common share (diluted) for the nine months ended September 30, 2014. Increased net interest income and decreased preferred stock dividends were offset by decreased noninterest income and increased noninterest expense. The similar results reflected increased net interest income of $1.2 million and decreased income tax expense of $375,000 and decreased preferred stock dividends of $127,000. These increases to net income were offset by increased noninterest expense of $1.3 million, decreased noninterest income of $478,000 and a reduction in the provision for loan losses of $80,000. As previously described, the nine months ended September 30, 2015 results reflect a one-time $426,000 pre-tax loss with a $0.05 impact to earnings per share based on the planned sale of the King George, Virginia branch building and equipment.

The Company’s return on average assets was 0.59% for the nine months ended September 30, 2015 compared to 0.65% for the nine months ended September 30, 2014. The Company’s return on average common stockholders' equity was 6.42% compared to 6.85% for the same comparative period.

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

Net interest income increased to $27.2 million for the nine months ended September 30, 2015 compared to $26.0 million for the nine months ended September 30, 2014. The net interest margin was 3.60% for the nine months ended September 30, 2015, a six basis point decrease from 3.66% for the nine months ended September 30, 2014. The decrease in net interest margin was largely the result of additional interest expense related to the subordinated debt issued during the first quarter of 2015 and a reduction in loan yields. These decreases to net interest margin were partially offset by the positive impact of the increase in the average balance of loans as a percentage of total assets and a continued decrease in the cost of deposit funding compared to the same period of 2014. The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$30,886	$29,382	$1,504	5.1%
Taxable interest and dividends on investment securities	1,768	1,705	63	3.7%
Interest on deposits with banks	11	9	2	22.2%
Total Interest and Dividend Income	32,665	31,096	1,569	5.0%

Interest Expenses
Deposits	3,098	3,502	(404)	(11.5)%
Short-term borrowings	26	10	16	160.0%
Long-term debt	2,361	1,576	785	49.8%
Total Interest Expenses	5,485	5,088	397	7.8%

Net Interest Income (NII)	$27,180	$26,008	$1,172	4.5%

Interest and dividend income increased by $1.6 million to $32.7 million for the nine months ended September 30, 2015 compared to $31.1 million for the nine months ended September 30, 2014, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income on loans increased $2.0 million due to growth of $56.2 million in the average balance of loans from $813.1 million for the nine months ended September 30, 2014 to $869.3 million for the nine months ended September 30, 2015. Interest and dividend income on investments increased $65,000 during the first nine months of 2015 compared to the same period in the prior year as average interest-earning investment balances increased $1.2 million and average yields increased from 1.69% to 1.74%. These increases to interest income were partially offset by decreased income from reduced yields on loans. Average loan yields declined eight basis points from 4.82% for the nine months ended September 30, 2014 to 4.74% for the nine months ended September 30, 2015, which resulted in a decrease in interest income of $493,000.

Interest expense increased $397,000 to $5.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to an increase in interest expense related to the subordinated notes issued during the first quarter of 2015. During the nine months ended September 30, 2015, interest expense increased $946,000 due to the subordinated note issuance and larger short-term debt balances and $84,000 due to increased average balances of interest-bearing transaction deposit accounts compared to the same nine months of 2014. The increases to interest expense were partially offset by reductions of $122,000 due to lower average balances of long-term debt and time deposits and $511,000 due to net decreases in rates paid on transaction deposits, time deposits and long-term debt. The average rate paid on debt, which includes long-term debt, TRUPS, subordinated notes, and short-term borrowings, increased from 2.31% for the nine months ended September 30, 2014 to 2.77% for the comparable period in 2015.

The average cost of total interest-bearing liabilities was 0.85% for the nine months ended September 30, 2015 and 2014, respectively. The Company continued to make significant progress in reducing overall deposit costs, which declined 10 basis points from 0.58% for the nine months ended September 30, 2014 to 0.48% for the nine months ended September 30, 2015. Average transaction deposits for the nine months ended September 30, 2015 increased $63.5 million or 15.3% to $479.0 million compared to $415.5 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $20.1 million, or 20.7%, from $97.0 million for the nine months ended September 30, 2014 to $117.1 million for the nine months ended September 30, 2015. Average transaction accounts as a percentage of average deposits increased from 51.6% for the nine months ended September 30, 2014 to 55.8% for the nine months ended September 30, 2015. The Company has continued progress in changing the deposit mix to become less dependent on time deposits. In the current year the progress in continuing to add transaction deposits has mitigated some of the impact of the increased interest expense associated with the subordinated notes issued. The following table presents information on average balances and rates for deposits.

	For the Nine Months Ended September 30,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$44,334	0.10%	$39,946	0.10%
Interest-bearing demand and money market accounts	317,650	0.28%	278,498	0.27%
Certificates of deposit	379,158	0.85%	389,284	1.00%
Total interest-bearing deposits	741,142	0.56%	707,728	0.66%
Noninterest-bearing demand deposits	117,061		97,028
	$858,203	0.48%	$804,756	0.58%

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

	Nine Months Ended September 30, 2015
	compared to Nine Months Ended
	September 30, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,997	$(493)	$1,504
Investment securities, federal funds sold and interest bearing deposits	16	49	65
Total interest-earning assets	$2,013	$(444)	$1,569

Interest-bearing liabilities:
Savings	3	-	3
Interest-bearing demand and money market accounts	81	13	94
Certificates of deposit	(64)	(438)	(502)
Long-term debt	(58)	(80)	(138)
Short-term debt	15	1	16
Subordinated notes	931	-	931
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(7)	(7)
Total interest-bearing liabilities	$908	$(511)	$397
Net change in net interest income	$1,105	$67	$1,172
(1) Average balance includes non-accrual loans

 The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2015 and 2014, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$869,262	$30,886	4.74%	$813,059	$29,382	4.82%
Investment securities, federal funds sold and interest-bearing deposits	136,249	1,779	1.74%	135,028	1,714	1.69%
Total Interest-Earning Assets	1,005,511	32,665	4.33%	948,087	31,096	4.37%
Cash and cash equivalents	12,099			11,190
Other assets	67,032			59,088
Total Assets	$1,084,642			$1,018,365

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$44,334	$33	0.10%	$39,946	$30	0.10%
Interest-bearing demand and money market accounts	317,650	660	0.28%	278,498	566	0.27%
Certificates of deposit	379,158	2,404	0.85%	389,284	2,906	1.00%
Long-term debt	71,265	1,202	2.25%	74,727	1,340	2.39%
Short-term debt	11,666	26	0.30%	4,905	10	0.27%
Subordinated Notes	19,967	931	6.22%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	229	2.54%	12,000	236	2.62%

Total Interest-Bearing Liabilities	856,040	5,485	0.85%	799,360	5,088	0.85%

Noninterest-bearing demand deposits	117,061			97,028
Other liabilities	8,919			8,688
Stockholders' equity	102,622			113,289
Total Liabilities and Stockholders' Equity	$1,084,642			$1,018,365

Net interest income		$27,180			$26,008

Interest rate spread			3.48%			3.52%
Net yield on interest-earning assets			3.60%			3.66%
Ratio of average interest-earning
assets to average interest bearing
liabilities			117.46%			118.61%

Cost of funds			0.75%			0.76%
Cost of deposits			0.48%			0.58%
Cost of debt			2.77%			2.31%
(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$1,071	$1,151	$(80)	(7.0)%

The provision for loan losses decreased $80,000 to $1.1 million for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014. Net charge-offs increased $161,000 from $1.0 million for the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015. The effects of these charge-offs on the provision were mitigated by improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in classified assets.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$209	$335	$(126)	(37.6)%
Gain on sale of asset	19	7	12	171.4%
Net (losses) gains on sale of OREO	(20)	60	(80)	(133.3)%
Net (losses) gains on sale of investment securities	(1)	24	(25)	(104.2)%
Loss on premises and equipment held for sale	(426)	-	(426)	n/a
Income from bank owned life insurance	616	463	153	33.0%
Service charges	1,889	1,631	258	15.8%
Gain on sale of loans held for sale	104	348	(244)	(70.1)%
Total Noninterest Income	$2,390	$2,868	$(478)	(16.7)%

Noninterest income decreased by $478,000 to $2.4 million for the nine months ended September 30, 2015 compared to $2.9 million for the nine months ended September 30, 2014. Noninterest income decreased primarily due to the one-time expense to record a $426,000 provision for the loss on the sale of the King George, Virginia branch building and equipment and a reduction in gains on loans held for sale of $244,000. Gains on loans held for sale were $104,000 for the nine months ended September 30, 2015 compared to $348,000 for the nine months ended September 30, 2014. The reduction in loans held for sale reflected the Bank’s exit from residential loan originations during the second quarter of 2015 and there were no loans sales for the three months ended September 30, 2015. The Company also experienced a decrease in revenues of $219,000 for the nine months ended September 30, 2015 compared to the prior year from miscellaneous fees, OREO and investment securities transactions. These decreases were partially offset by increased noninterest income in service charges of $258,000 and BOLI of $153,000. The Bank made an additional investment of $7.0 million in BOLI during the third quarter of 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$12,218	$11,960	$258	2.2%
OREO Valuation Allowance and Expenses	682	332	350	105.4%
Operating Expenses	7,962	7,291	671	9.2%
Total Noninterest Expense	$20,862	$19,583	$1,279	6.5%

	Nine Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$12,218	$11,960	$258	2.2%
Occupancy expense	1,834	1,787	47	2.6%
Advertising	450	480	(30)	(6.3)%
Data processing expense	1,500	1,127	373	33.1%
Professional fees	920	767	153	19.9%
Depreciation of furniture, fixtures, and equipment	615	548	67	12.2%
Telephone communications	141	132	9	6.8%
Office supplies	108	166	(58)	(34.9)%
FDIC Insurance	585	542	43	7.9%
OREO valuation allowance and expenses	682	332	350	105.4%
Other	1,809	1,742	67	3.8%
Total Noninterest Expense	$20,862	$19,583	$1,279	6.5%

For the nine months ended September 30, 2015, noninterest expense increased 6.5%, or $1.3 million, to $20.9 million from $19.6 million for the comparable period in 2014. The increase was primarily due to an increase in other operating expenses and OREO valuation allowance and expenses. Compensation and benefits increased 2.2% or $258,000 compared to the same period in the prior year. The Company has controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. As previously disclosed, the Company is working to slow the growth of noninterest expenses as a percentage of average assets based on current expansion plans and a greater ability to increase efficiencies as a result of our larger asset size. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the nine months ended September 30, 2015 were 70.55% and 2.56%, respectively, compared to 67.82% and 2.56%, respectively, for the nine months ended September 30, 2014. The adjusted efficiency ratio was 69.55% without the impact of the one-time loss provision on the King George branch and equipment sale.

Income Tax Expense

For the nine months ended September 30, 2015, the Company recorded income tax expense of $2.8 million compared to $3.2 million for the nine months ended September 30, 2014. The Company’s effective tax rates for the nine months ended September 30, 2015 and 2014 were 36.95% and 39.26%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Assets

Total assets at September 30, 2015 of $1.11 billion increased $29.1 million compared to total assets of $1.08 billion at December 31, 2014. The increase in total assets was primarily attributable to growth in securities and loans partially offset by declines in cash. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	September 30, 2015
(dollars in thousands)	(Unaudited)	December 31, 2014	$ Change	% Change

Cash and due from banks	$12,345	$17,275	$(4,930)	(28.5)%
Federal funds sold	425	965	(540)	(56.0)%
Interest-bearing deposits with banks	1,312	3,133	(1,821)	(58.1)%
Securities available for sale (AFS), at fair value	38,989	41,939	(2,950)	(7.0)%
Securities held to maturity (HTM), at amortized cost	93,941	84,506	9,435	11.2%
FHLB and FRB stock - at cost	6,677	6,434	243	3.8%
Loans receivable - net of ALLL	889,870	862,409	27,461	3.2%
Premises and equipment, net	19,675	20,586	(911)	(4.4)%
Premises and equipment held for sale	2,000	-	2,000	n/a
Other real estate owned (OREO)	6,431	5,883	548	9.3%
Accrued interest receivable	3,127	3,036	91	3.0%
Investment in bank owned life insurance	27,637	27,021	616	2.3%
Other assets	9,547	9,691	(144)	(1.5)%

Total Assets	$1,111,976	$1,082,878	$29,098	2.7%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $27.5 million from $862.4 million at December 31, 2014 to $889.9 million at September 30, 2015, due primarily to increases in loans for commercial real estate, partially offset by decreases in commercial loans and residential loans. The following is a breakdown of the Company’s loan portfolio at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015%		December 31, 2014%

Commercial real estate	$619,612	68.89%	$561,080	64.34%
Residential first mortgages	140,462	15.62%	152,837	17.52%
Construction and land development	38,132	4.24%	36,370	4.17%
Home equity and second mortgages	21,230	2.36%	21,452	2.46%
Commercial loans	51,884	5.77%	73,625	8.44%
Consumer loans	403	0.04%	613	0.07%
Commercial equipment	27,765	3.09%	26,152	3.00%
	899,488	100.00%	872,129	100.00%
Less:
Deferred loan fees	1,243	0.14%	1,239	0.14%
Allowance for loan losses	8,375	0.93%	8,481	0.97%
	9,618		9,720
	$889,870		$862,409

Asset Quality

The following tables show asset quality ratios at September 30, 2015 and December 31, 2014.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014	$ Change	% Change
ASSET QUALITY
Total assets	$1,111,976	$1,082,878	$29,098	2.7%
Gross loans	899,488	872,129	27,359	3.1
Classified Assets	43,973	54,022	(10,049)	(18.6)
Allowance for loan losses	8,375	8,481	(106)	(1.2)
Past due loans (PDLs) (31 to 89 days)	1,975	1,820	155	8.5
Nonperforming loans (NPLs) (>=90 days)	13,490	10,263	3,227	31.4
Non-accrual loans (a)	14,416	10,263	4,153	40.5
Accruing troubled debt restructures (TDRs) (b)	13,407	13,249	158	1.2
Other real estate owned (OREO)	6,431	5,883	548	9.3

ASSET QUALITY RATIOS
Classified assets to total assets	3.95%	4.99%
Classified assets to risk-based capital	30.64	39.30
Allowance for loan losses to total loans	0.93	0.97
Allowance for loan losses to nonperforming loans	62.08	82.64
Past due loans (PDLs) to total loans	0.22	0.21
Nonperforming loans (NPLs) to total loans	1.50	1.18
Loan delinquency (PDLs + NPLs) to total loans	1.72	1.39
Non-accrual loans to total loans	1.60	1.18
Non-accrual loans and TDRs to total loans	3.09	2.70
Non-accrual loans and OREO to total assets	1.87	1.49
Non-accrual loans, OREO and TDRs to total assets	3.08	2.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b)  At September 30, 2015 and December 31, 2014, the Bank had total TDRs of $18.5 million and $18.1 million, respectively, with three and two TDR relationships totaling $5.1 million and $4.9 million, respectively, in non-accrual status.  One TDR customer relationship of $3.8 million dollars has terms that defer the payment of principal and interest for a period of time. These loans will be classified as non-accrual loans during the entire concession period. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Bank has been working in an increasingly assertive matter to reduce classified loans by using approaches that maximize the Bank’s contractual rights with each individual customer relationship. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. This is being accomplished by encouraging existing classified customers to seek and obtain financing with other lenders or by the Bank enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Bank.

Classified loans of the commercial portfolio, which include commercial real estate, commercial, commercial equipment and construction and land development loans decreased from $62.8 million at December 31, 2011 to $34.9 million at September 30, 2015 from $44.5 million at December 31, 2014 (see Note 11 to the Consolidated Financial Statements). Total classified loans decreased $10.3 million from $46.7 million at December 31, 2014 to $36.4 million at September 30, 2015.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending down as a percentage of total assets and risk-based regulatory capital and in total dollars from a high point of greater than $81.9 million at September 30, 2011. Classified assets decreased $10.0 million, or 18.5%, from $54.0 million at December 31, 2014 to $44.0 million at September 30, 2015. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2015, June 30, 2015 and March 31, 2015 and December 31, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	9/30/2015	6/30/2015	3/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Classified loans
Substandard	$36,205	$37,439	$40,934	$46,735	$47,645	$48,676	$68,515
Doubtful	146	-	-	-	-	-	-
Loss	-	-	-	-	-	-	37
Total classified loans	36,351	37,439	40,934	46,735	47,645	48,676	68,552
Special mention loans	2,444	3,683	9,385	5,460	9,246	6,092	-
Total classified and special mention loans	$38,795	$41,122	$50,319	$52,195	$56,891	$54,768	$68,552

Classified loans	36,351	37,439	40,934	46,735	47,645	48,676	68,552
Classified securities	1,191	1,271	1,336	1,404	2,438	3,028	6,057
Other real estate owned	6,431	6,422	6,861	5,883	6,797	6,891	5,029
Total classified assets	$43,973	$45,132	$49,131	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	3.95%	4.01%	4.51%	4.99%	5.56%	5.97%	8.10%
Total classified assets as a percentage of Risk Based Capital	30.64%	31.53%	34.60%	39.30%	43.11%	59.02%	83.89%

The allowance for loan losses was 0.93% of gross loans at September 30, 2015 and 0.97% at December 31, 2014. There was a decrease in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Bank decreased its general allowance as a percentage of gross loans 14 basis points from 0.92% at December 31, 2014 to 0.78% at September 30, 2015. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at September 30, 2015 and December 31, 2014, respectively.

(dollar in thousands)	September 30, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans

General Allowance	$7,015	0.78%	$8,030	0.92%
Specific Allowance	1,360	0.15%	451	0.05%
Total Allowance	$8,375	0.93%	$8,481	0.97%

The most important weighted factor in the Company’s allowance for loan loss methodology is the charge-off history of the loan portfolio. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Bank’s charge-off history has improved. The following table provides a five-year trend and the current year to date and comparable year to date of the prior year of net charge-offs as a percentage of average loans.

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2015	2014	2014	2013	2012	2011	2010
Average loans	$869,262	$813,059	$819,381	$741,369	$719,798	$671,242	$615,887
Net charge-offs	1,177	1,016	2,309	1,049	1,937	4,101	3,736
Net charge-offs to average loans	0.18%	0.17%	0.28%	0.14%	0.27%	0.61%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $4.2 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $14.4 million or 1.60% of total loans at September 30, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. The Bank had 40 non-accrual loans at September 30, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at September 30, 2015 included $11.1 million, or 77% of non-accrual loans, attributed to 18 loans representing five customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at September 30, 2015 and December 31, 2014, four loans totaling $3.8 million and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Bank deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. At September 30, 2015, the Bank had an additional two TDR loans totaling $1.3 million that are greater than 90 days delinquent. At December 31, 2014, the Bank had one additional TDR loan totaling $1.0 million that was greater than 90 days delinquent. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

The non-accrual balance of $14.4 million as of September 30, 2015 increased from December 31, 2014 primarily because of the addition of two classified customer relationships (eight loans) totaling $4.3 million where the Bank encouraged the customers to seek and obtain financing with other lenders as the Bank enforces its contractual rights to resolve these credits. The Bank is in a strong collateral position for these relationships.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $3.4 million from $12.1 million, or 1.39% of loans, at December 31, 2014 to $15.5 million, or 1.72% of loans, at September 30, 2015. Loans 31-89 days delinquent increased $155,000 from $1.8 million, or 0.21% of total loans, at December 31, 2014 to $2.0 million, or 0.22% of total loans, at September 30, 2015.

At September 30, 2015, the Bank had 23 accruing TDRs totaling $13.4 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Bank added seven and 15 TDRs totaling $2.3 million and $12.0 million during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Two TDRs totaling $1.6 million were disposed of during the second quarter of 2015 due to a payoff and refinancing by another lender. The Bank had specific reserves of $1.1 million on nine TDRs totaling $3.9 million at September 30, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014. The following is a breakdown by loan classification of the Company’s TDRs at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$12,594	14	$10,438	9
Residential first mortgages	889	3	906	3
Construction and land development	4,329	4	4,376	4
Commercial loans	586	7	2,262	6
Commercial equipment	125	2	154	2
Total TDRs	$18,523	30	$18,136	24
Less: TDRs included in non-accrual loans	(5,116)	(7)	(4,887)	(5)
Total accrual TDR loans	$13,407	23	$13,249	19

The OREO balance was $6.4 million at September 30, 2015, an increase of $548,000 compared to $5.9 million at December 31, 2014. This increase consisted of additions of $1.9 million offset by valuation allowances of $447,000 to adjust properties to current appraised values and $951,000 in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans and OREO to total assets increased 38 basis points from 1.49% at December 31, 2014 to 1.87% at September 30, 2015. Non-accrual loans, OREO and TDRs to total assets increased 37 basis points from 2.71% at December 31, 2014 to 3.08% at September 30, 2015.

At September 30, 2015, 99%, or $126.5 million of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99% or $119.8 million at December 31, 2014. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Classified securities decreased $213,000 from $1.4 million at December 31, 2014 to $1.2 million at September 30, 2015.

Gross unrealized losses on HTM and AFS securities decreased from $1.6 million at December 31, 2014 to $869,000 million (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at September 30, 2015 and December 31, 2014 for AFS securities were $384,000 and $830,000, respectively, of amortized cost of $39.1 million and $42.6 million, respectively. Gross unrealized losses at September 30, 2015 and December 31, 2014 for HTM securities were $485,000 and $737,000 of amortized cost of $93.9 million and $84.5 million, respectively. The change in unrealized losses was the result of changes in long-term interest rates, while credit risks remained stable. The Bank holds over 95% of its AFS and HTM securities as asset-backed securities of GSEs, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	September 30, 2015	December 31, 2014
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$123,637	$122,195	$1,442	1.2%
Interest-bearing deposits	758,642	747,189	11,453	1.5%
Total deposits	882,279	869,384	12,895	1.5%
Short-term borrowings	14,000	2,000	12,000	600.0%
Long-term debt	70,631	74,672	(4,041)	(5.4)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	-	23,000	n/a
Accrued expenses and other liabilities	10,007	8,263	1,744	21.1%
Total Liabilities	$1,011,917	$966,319	$45,598	4.7%

Deposits and Borrowings

Deposits increased by 1.5%, or $12.9 million during the first nine months of 2015 to $882.3 million at September 30, 2015 compared to $869.4 million at December 31, 2014. Between 2012 and 2014, the Bank increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Average transaction deposits for the nine months ended September 30, 2015 increased $63.5 million or 15.3% to $479.0 million compared to $415.5 million for the comparable period in 2014; of this average increase $20.1 million was attributable to non-interest bearing demand accounts. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 58.8% of total deposits at September 30, 2015.

Details of the Company’s deposit portfolio at September 30, 2015 and December 31, 2014 are presented below:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$123,637	14.01%	$122,195	14.06%
Interest-bearing:
Demand	130,554	14.80%	108,350	12.46%
Money market deposits	217,903	24.70%	211,929	24.38%
Savings	46,267	5.24%	41,499	4.77%
Certificates of deposit	363,918	41.25%	385,411	44.33%
Total interest-bearing	758,642	85.99%	747,189	85.94%

Total Deposits	$882,279	100.00%	$869,384	100.00%

Transaction accounts	$518,361	58.75%	$483,973	55.67%

The Bank uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at September 30, 2015 and December 31, 2014 were $42.5 million and $41.7 million, respectively. Reciprocal brokered deposits at September 30, 2015 and December 31, 2014 were $47.8 million and $41.6 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Long-term debt and short-term borrowings increased $8.0 million from $76.7 million at December 31, 2014 to $84.6 million at September 30, 2015. During the first nine months of 2015, the Company paid off a net of $4.0 million in Federal Home Loan Bank (“FHLB”) long-term debt reducing the balance to $70.6 million at September 30, 2015. Short-term borrowings increased $12.0 million to $14.0 million at September 30, 2015, all of which were for terms less than six months. The Bank uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

On February 6, 2015, the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The balance of the net proceeds will be used for general corporate purposes, including, but not limited to, contributing capital to Community Bank of the Chesapeake, supporting organic growth, possible acquisitions of branches or other financial institutions should attractive acquisition opportunities arise and the payment of dividends. The subordinated notes will increase the Company’s cost of funds during 2015. The Company’s decision to move forward with the transaction during 2015 was based on a scheduled increase in the after-tax SBLF dividend rate to 9% in March 2016.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	September 30, 2015
(dollars in thousands)	(Unaudited)	December 31, 2014	$ Change	% Change

Preferred Stock at par of $1,000	$-	$20,000	$(20,000)	(100.0)%
Common Stock at par of $0.01	47	47	-	0.0%
Additional paid in capital	46,755	46,416	339	0.7%
Retained earnings	53,817	50,936	2,881	5.7%
Accumulated other comprehensive loss	(70)	(378)	308	(81.5)%
Unearned ESOP shares	(490)	(462)	(28)	6.1%
Total Stockholders' Equity	$100,059	$116,559	$(16,500)	(14.2)%

During the nine months ended September 30, 2015, stockholders’ equity decreased $16.5 million to $100.1 million. The decrease in stockholders’ equity was due to the $20.0 million payoff of SBLF preferred stock as described previously, quarterly common dividends paid of $1.4 million, quarterly preferred stock dividends paid of $73,000 and repurchases of common stock of $447,000. These decreases to capital were partially offset by increases to equity from net income of $4.8 million, net stock related activities related to stock-based compensation and the exercise of options of $281,000 and a current year decrease in accumulated other comprehensive loss of $308,000. Common stockholders' equity of $100.1 million at September 30, 2015 resulted in a book value of $21.24 per common share. The Company remains well-capitalized at September 30, 2015 with a Tier 1 capital to average assets ratio of 10.14%.

Accumulated other comprehensive losses decreased during the first nine months of 2015 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

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

Cash and cash equivalents as of September 30, 2015 totaled $14.1 million, a decrease of $7.3 million, or 34.1%, from the December 31, 2014 total of $21.4 million. The decrease in cash was primarily due to an increase in cash used for investing activities which was partially offset by cash provided by financing ad operating activities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the nine months ended September 30, 2015, all financing activities provided $21.9 million in cash compared to $13.3 million in cash for the same period in 2014. The Bank was provided $8.6 million more cash due to financing activities in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increases in short-term borrowings of $10.0 million and deposits of $4.4 million and a net increase of $3.0 million to cash for the subordinated debt raise of $23.0 million offset by the SBLF payoff of $20 million. These increases to cash were partially offset by a net decrease in long-term debt of $8.3 million and the net increase of the use of cash of $0.5 for the repurchase of common stock.

During the nine months ended September 30, 2015, all investing activities used $38.5 million in cash compared to $33.9 million in cash used for the same period in 2014. The increase in cash used of $4.6 million was the result of a net decrease in proceeds received for securities transactions of $20.1 million primarily due to more investment purchases for the nine months ended September 30, 2015 than the comparable period of 2014. Additionally, the Bank sold some securities during 2014. The result of these securities activities was that the Bank was a net purchaser of securities of $6.4 million year to date 2015 compared to a net seller of securities of $13.7 million for the nine months ended September 30, 2014. Additional cash of $0.8 million was used to purchase equipment in the first nine months of 2015 compared to the same period in 2014. During the same comparable period, net proceeds from the sale of OREO and other assets decreased $0.9 million. These increases to cash used were partially offset by decreases to cash used of $17.2 million due to $7.0 million from BOLI purchased in 2014 that was not purchased in 2015 and a net increase in cash provided of $10.2 million from loan activities. The principal collected on loans increased $2.5 million from $147.6 million for the nine months ended September 30, 2014 to $150.1 million for the nine months ended September 30, 2015. Less cash was used to fund loans as loans originated or acquired decreased $7.7 million from $188.3 million for the nine months ended September 30, 2014 to $180.5 million for the nine months ended September 30, 2015.

Operating activities provided cash of $9.3 million for the nine months ended September 30, 2015 compared to $9.1 million of cash provided for the same period of 2014. Cash increased by $128,000 primarily due an increase in accrued expenses and other liabilities for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. These increases in cash were partially offset by a smaller decrease in other assets for the nine months ended September 30, 2015 compared to the same period of 2014.

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

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

September 30, 2015	(3.35)%	(3.18)%	(3.10)%	(2.35)%	1.46%	(0.17)%	N/A	N/A

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

September 30, 2015	(7.15)%	(4.42)%	(1.96)%	0.20%	1.09%	(3.54)%	N/A	N/A

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On September 25, 2008, the Company announced a repurchase program (‘’2008 repurchase plan”) under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed. On May 4, 2015, the Board of Directors approved a successor repurchase plan (“2015 repurchase plan”) that will commence upon the completion of the 2008 repurchase plan. The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. Once the 2015 repurchase plan begins, the repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. As of September 30, 2015, 43,923 shares were available to be repurchased under the 2008 repurchase program. The following schedule shows the repurchases during the three months ended September 30, 2015.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2015	2,142	$21.00	2,142	47,530
August 1-31, 2015	-	-	-	47,530
September 1-30, 2015	3,607	20.64	3,607	43,923
Total	5,749	$20.77	5,749	43,923

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 4, 2015	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 4, 2015	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer