Form 10-K
period 2015-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2016-03-10
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-18279

The Community Financial Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1652138
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 645-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $84.2 million based on the closing price $21.50 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 3, 2016: 4,652,292

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which The Community Financial Corporation operates, as well as nationwide, The Community Financial Corporation’s ability to control costs and expenses, competitive products and pricing, changes in accounting principles, loan demand, loan delinquency rates, charge-offs, changes in federal and state legislation and regulation and effectively manage the risks the Company faces, including credit, operational and cyber security risks. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Community Financial Corporation assumes no obligation to update any forward-looking statement after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

Business

The Community Financial Corporation (the “Company’) is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of Community Bank of the Chesapeake (the “Bank”), a Maryland-chartered commercial bank. The Bank was organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted the name Community Bank of Tri-County. Effective October 18, 2013, Community Bank changed its name to become Community Bank of the Chesapeake.

The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this 10-K, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and Fredericksburg and King George, Virginia. The Company’s second branch in Fredericksburg is scheduled to open in downtown during the first quarter of 2016. During the third quarter pf 2015, the Company agreed to sell its King George, Virginia branch building and equipment and the transaction closed on January 28, 2016. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Annapolis LPO opened in October 2014.

The Bank operates 16 automated teller machines including four stand-alone locations. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate portfolio consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank is a member of the Federal Reserve and Federal Home Loan Bank (the “FHLB”) system and its deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”).

Market Area

The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland and the greater Fredericksburg market in Virginia. As a result of the Bank’s expansion into the greater Fredericksburg market in 2013, Stafford County has become part of the Bank’s principal lending and deposit market area. The Annapolis LPO opening in October 2014 provided additional growth in 2015. Our market area is one of the fastest growing regions in the country and is home to a mix of federal facilities, industrial and high-tech businesses.

The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health.

The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Calvert County is home to the Dominion Power Cove Point Liquid Natural Gas Terminal, which is one of the nation’s largest liquefied natural gas terminals and Dominion Power is currently constructing liquefaction facilities for exporting liquefied natural gas. Based on information from the U.S. Bureau of Labor Statistics, unemployment rates in the Company’s footprint have historically remained well below the national average.

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

The Bank expanded into the greater Fredericksburg, Virginia market in August 2013. According to the Fredericksburg Regional Alliance, the Fredericksburg Region, including the City of Fredericksburg and the counties of Caroline, King George, Spotsylvania, and Stafford, Virginia, has been one of the the fastest growing region in the Commonwealth of Virginia for greater than the past eight years.

The Bank’s primary market area also boasts a strong median household income. According to SNL Financial, the median household income in 2014 was greater than $94,000 and $92,000, respectively, for our legacy Southern Maryland market and for our new markets of Fredericksburg and Annapolis compared to slightly more than $51,000 for the United States.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and federal and state credit unions located in its primary market area. There are more than 25 FDIC-insured depository institutions operating in the Bank’s footprint including subsidiaries of several large, regional and national bank holding companies. The Bank also faces additional significant competition for customers’ funds from mutual funds, brokerage firms, and other financial service companies. The Bank competes for loans by providing competitive rates and flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General

The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include commercial real estate loans, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. The Company exited the residential mortgage origination line of business in April 2015 and has established third party sources to supply its residential whole loan portfolio. Most of the Bank’s customers are residents of, or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million as well as local municipal agencies and not-for-profits in Southern Maryland, the Annapolis area of Maryland, the Northern Neck region, and the greater Fredericksburg area of Virginia.

Commercial Real Estate (CRE) and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $613.5 million or 66.8% of the loan portfolio and $561.1 million or 64.3% of the loan portfolio, respectively at December 31, 2015 and 2014. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last five years. The CRE portfolio includes commercial construction balances. At December 31, 2015 and 2014, commercial construction balances were 5.3% and 4.4% of the CRE portfolio.

The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Almost all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2015 and 2014, the largest outstanding commercial real estate loan was $9.7 million and $9.9 million, respectively, which is secured by commercial real estate and was performing according to its terms at December 31, 2015 and 2014.

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

Residential First Mortgage Loans

Residential first mortgage loans are generally long-term loans, amortized on a monthly or bi-weekly basis, with principal and interest due each payment. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that residential real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank originates both fixed-rate and adjustable-rate residential first mortgages.

The Company exited the residential mortgage origination line of business in April 2015 and has established third party sources to fund its residential whole loan portfolio. The third party sources will allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase the right to service the loans acquired.

Fixed-rate residential first mortgages include loan periods from ten to 30 years and bi-weekly payment loans. Total fixed-rate loans in our residential first mortgage portfolio amounted to $116.4 million and $125.5 million, respectively, as of December 31, 2015 and 2014. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2015 and 2014, the Bank serviced $63.0 million and $68.7 million, respectively, in residential mortgage loans for others.

Adjustable mortgages are generally adjustable on a one-, three- and five-year basis with limitations on upward adjustments per re-pricing period and a upward cap over the life of the loan. As of December 31, 2015 and 2014, the Bank had $33.6 million and $27.4 million, respectively, in adjustable-rate residential mortgage loans. At December 31, 2015, the largest outstanding residential first mortgage loan was $10.8 million, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2015. At December 31, 2014, the largest outstanding residential first mortgage loan was $2.2 million, which was secured by a residence located in the Bank’s market area. The loan was performing according to its terms at December 31, 2014.

The Bank’s practice has been to purchase individual residential first mortgage loans secured by owner-occupied single-family homes from the Bank’s third party partners. The Bank underwrites non-owner occupied one- to four-family loans up to a maximum 80% loan-to-value of the appraised value depending on the overall strength of the application. Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2015 and 2014.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Construction and Land Development Loans

The Bank offers construction loans for the construction of one- to four-family dwellings to home builders. Construction loans totaled $14.1 million and $14.5 million, respectively, at December 31, 2015 and 2014. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to the lower of 80% of the appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $22.0 million and $21.9 million, respectively, at December 31, 2015 and 2014. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost. At December 31, 2015 and 2014, the largest outstanding construction and land development loan was $4.9 million, which was secured by land in the Bank’s market area.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market area. The Bank’s investment in these loans has declined in recent years. Construction and land development loans as a percentage of the total loan portfolio have been decreasing since 2008 from greater than 10% as of December 31, 2008 to 3.9% at December 31, 2015. If the demand for new houses being built from smaller builders in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a decline in demand for new housing might adversely affect the ability of borrowers to repay these loans.

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

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $19.5 million and $18.7 million, respectively at December 31, 2015 and 2014, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $2.2 million and $2.8 million, respectively at December 31, 2015 and 2014, are fixed or variable-rate loans that have original terms between five and 15 years. Loan-to-value ratios of up to 95% are allowed depending on the specific loan program.

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

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor) under these product lines. Commercial loans remain an important class of the Bank’s loan portfolio, but have decreased as a percentage of total loans and in total dollars over the last few years. At $67.2 million and 7.3% of total loans and $73.6 million and 8.4% of total loans at December 31, 2015 and 2014, respectively, the commercial loan portfolio decreased by $6.4 million and $20.6 million compared to the prior year end balance.

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

Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2015 and 2015, the largest outstanding commercial loan was $12.0 million, which was secured by commercial real estate (all of which was located in the Bank’s market area), cash and investments. This loan was performing according to its terms at December 31, 2015 and 2014. This operating line of credit was paid off subsequent to December 31, 2015.

Consumer Loans

The Bank has consumer loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $366,000 and $613,000, respectively, at December 31, 2015 and 2014. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. Further collection efforts may be hampered by the borrower’s lack of current income or other assets. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $29.9 million and $26.2 million, or 3.3% and 3.0% of the total loan portfolio, respectively, at December 31, 2015 and 2014. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the credit worthiness of the borrowers.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$613,479	66.76%	$561,080	64.34%	$476,648	58.97%	$419,667	55.47%	$370,384	51.55%
Residential first mtgs.	149,967	16.32%	152,837	17.52%	159,147	19.69%	177,663	23.48%	164,543	22.90%
Construction and land dev.	36,189	3.94%	36,370	4.17%	32,001	3.96%	31,819	4.21%	36,745	5.11%
Home equity and second mtgs.	21,716	2.36%	21,452	2.46%	21,692	2.68%	21,982	2.91%	24,138	3.36%
Commercial loans	67,246	7.32%	73,625	8.44%	94,176	11.65%	88,158	11.65%	101,968	14.19%
Consumer loans	366	0.04%	613	0.07%	838	0.10%	995	0.13%	1,001	0.14%
Commercial equipment	29,931	3.26%	26,152	3.00%	23,738	2.94%	16,268	2.15%	19,761	2.75%
Total Loans	918,894	100.00%	872,129	100.00%	808,240	100.00%	756,552	100.00%	718,540	100.00%
Deferred loan fees	1,154		1,239		972		664		796
Allowance for loan losses	8,540		8,481		8,138		8,247		7,655
Loans receivable, net	$909,200		$862,409		$799,130		$747,641		$710,089

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of loans.

	For the Years Ended December 31,
	2015		2014		2013		2012		2011
		Average		Average		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
dollars in thousands	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
Commercial real estate	597,034	4.65%	523,796	4.82%	434,889	5.08%	395,276	5.40%	357,272	5.72%
Residential first mortgages	147,606	4.36%	159,689	4.42%	169,671	4.68%	177,401	4.68%	153,249	4.94%
Construction and land development	34,333	4.81%	29,921	4.68%	27,065	4.75%	31,499	4.94%	33,108	4.90%
Home equity and second mortgages	21,332	4.09%	21,426	4.21%	21,647	4.33%	22,703	4.33%	24,201	4.36%
Commercial and equipment loans (1)	81,957	5.61%	92,199	5.21%	95,316	5.11%	99,735	4.88%	109,618	5.12%
Consumer loans	465	8.82%	701	7.99%	954	7.23%	1,002	7.98%	1,143	8.05%
Allowance for loan losses	(8,541)	n/a	(8,351)	n/a	(8,173)	n/a	(7,818)	n/a	(7,349)	n/a
Net Average Loans	874,186	4.73%	819,381	4.82%	741,369	5.02%	719,798	5.16%	671,242	5.42%

(1) Includes both commercial loans and commercial equipment loans.

Loan Originations, Purchases and Sales

The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to guidelines established by the Bank. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Additionally, residential mortgages are purchased from third party providers after reviewing loan documents, underwriting support, and completing other procedures, as necessary. Loan processing functions are generally centralized except for small consumer loans. Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties such as FHLMC. Residential mortgage loans in the amounts of $4.2 million, $13.6 million and $23.3 million were sold by the Bank for the years ended December 31, 2015, 2014 and 2013, respectively.

To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold CRE participations of $1.5 million in 2015 and $482,000 in 2014. The Bank may also buy loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. The Bank purchased no commercial real estate of commercial loans during 2015 and 2014. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

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

The Credit Risk Committee of the Board, consisting of three or more directors, has been delegated by the Board of Directors of the Bank to assist the Board in its oversight responsibilities. The committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board on strategic guidance to management on the assumption, management and mitigation of credit risk.

Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $13.7 million and $13.1 million, respectively, to any one borrower at December 31, 2015 and 2014. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $21.2 million and $20.3 million, respectively, to any one borrower at December 31, 2015 and 2014. At December 31, 2015 and 2014, the largest amount outstanding to any one borrower and his or her related interests was $12.0 million. This borrower is a AAA-rated university hospital system located within the our market area.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Most loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2015 and 2014 were approximately $73.5 million and $36.3 million, respectively, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

See Note 6 of the Consolidated Financial Statements for regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2015 and 2014. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

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

(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Classified assets
Substandard	$42,485	$54,022	$56,880	$58,595	$79,601
Doubtful	861	-	-	-	-
Loss	-	-	-	-	37
Total classified assets	43,346	54,022	56,880	58,595	79,638
Special mention assets	1,642	5,460	9,246	6,092	-
	$44,988	$59,482	$66,126	$64,687	$79,638

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. For an analysis of past due loans as of December 31, 2015 and 2014, respectively, refer to Note 6 in the Consolidated Financial Statements.

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

Specific loan loss reserves of $1.6 million and $451,000, respectively, related to impaired loans at December 31, 2015 and 2014. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Recorded investment with no allowance	$35,171	$45,587	$28,220	$34,717	$10,621
Recorded investment with allowance	4,066	4,122	9,786	4,273	10,096

Total impaired loans	$39,237	$49,709	$38,006	$38,990	$20,717

Specific allocations of allowance	$1,608	$451	$985	$1,548	$1,997

Interest income recognized	$1,366	$1,841	$1,608	$1,850	$793

For additional information regarding impaired loans by class at December 31, 2015 and 2014, respectively, refer to Note 6 in the Consolidated Financial Statements.

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

	At December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	$3,882	66.76%	$4,076	64.34%	$3,525	58.97%	$4,092	55.47%	$2,526	51.55%
Residential first mtgs.	705	16.32%	1,092	17.52%	1,401	19.69%	1,083	23.48%	539	22.90%
Construction and land dev.	1,103	3.94%	1,071	4.17%	584	3.96%	533	4.21%	354	5.11%
Home equity and second mtgs.	142	2.36%	173	2.46%	249	2.68%	280	2.91%	144	3.36%
Commercial loans	1,477	7.32%	1,677	8.44%	1,916	11.65%	1,948	11.65%	3,850	14.19%
Consumer loans	2	0.04%	3	0.07%	10	0.10%	19	0.13%	19	0.14%
Commercial equipment	1,229	3.26%	389	3.00%	453	2.94%	292	2.15%	223	2.75%
Total allowance for loan losses	$8,540	100.00%	$8,481	100.00%	$8,138	100.00%	$8,247	100.00%	$7,655	100.00%

(1) Percent of loans in each category to total loans

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of period	$8,481	$8,138	$8,247	$7,655	$7,669
Charge-offs:
Commercial real estate	78	350	140	486	1,249
Residential first mtgs.	30	94	348	11	49
Construction and land dev.	-	992	36	141	213
Home equity and second mtgs.	100	59	111	211	-
Commercial loans	432	1,134	480	1,004	2,441
Consumer loans	-	3	12	5	3
Commercial equipment	818	10	35	169	150
Total Charge-offs	1,458	2,642	1,162	2,027	4,105
Recoveries:
Commercial real estate	17	11	-	-	-
Residential first mtgs.	1	186	11	38	1
Construction and land dev.	32	84	1	-	-
Home equity and second mtgs.	-	10	17	-	-
Commercial loans	11	5	23	51	-
Consumer loans	-	11	3	1	1
Commercial equipment	23	25	58	-	2
Total Recoveries	84	332	113	90	4
Net Charge-offs	1,374	2,310	1,049	1,937	4,101
Provision for Loan Losses	1,433	2,653	940	2,529	4,087
Balance at end of period	$8,540	$8,481	$8,138	$8,247	$7,655

Allowance for loan losses to total loans	0.93%	0.97%	1.01%	1.09%	1.07%
Net charge-offs to average loans	0.16%	0.28%	0.14%	0.27%	0.61%

Non-performing Assets

The Bank’s non-performing assets include other real estate owned, non-accrual loans and TDRs. Both non-accrual and TDR loans include loans that are paid current and are performing in accordance with the term of their original or modified contract terms. For a detailed discussion on asset quality see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality.”

Other Real Estate Owned (“OREO”)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its fair market value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $9.4 million and $5.9 million, respectively at December 31, 2015 and 2014. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 8 in the Consolidated Financial Statements.

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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Interest is recognized on non-accrual loans on a cash-basis if the loans are not impaired or there is no impairment. For a discussion of the accounting for non-accrual loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and Notes 1 and 6 in the Consolidated Financial Statements. The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial real estate	$3,480	$3,824	$7,930	$5,331	$2,866
Residential first mtgs.	1,948	533	2,245	3,739	2,439
Construction and land dev.	3,555	3,634	2,968	-	1,414
Home equity and second mtgs.	48	399	115	71	291
Commercial loans	2,054	1,587	1,935	3,732	2,264
Consumer loans	-	-	24	52	1
Commercial equipment	348	286	234	216	236
Total non-accrual loans (1)	11,433	10,263	15,451	13,141	9,511
OREO	9,449	5,883	6,797	6,891	5,029
TDRs: (2)
Commercial real estate	11,897	10,438	3,141	3,097	7,697
Residential first mtgs.	881	906	1,485	1,418	-
Construction and land dev.	4,283	4,376	-	-	1,717
Commercial loans	1,384	2,262	-	-	2,369
Commercial equipment	123	154	67	-	130
Total TDRs	18,568	18,136	4,693	4,515	11,913
Total Accrual TDRs	13,133	13,249	4,364	4,515	11,113

Total non-accrual loans, OREO and Accrual TDRs	$34,015	$29,395	$26,612	$24,547	$25,653

Interest due at stated rates, but not recognized	$987	$845	$599	$626	$415

Non-accrual loans to total loans	1.24%	1.18%	1.91%	1.74%	1.32%
Non-accrual loans and Accrual TDRs to total loans (2)	2.67%	2.70%	2.45%	2.33%	2.87%
Non-accrual loans, OREO and Accrual TDRs to total assets (2)	2.98%	2.71%	2.60%	2.50%	2.61%

(1) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.

(2) TDR loans include both non-accrual and accuring performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of asset-backed mortgage-backed (“MBS”) and collateralized mortgage obligations (“CMOs”) and other securities issued by U.S. government-sponsored enterprises (“GSEs”), including FNMA and FHLMC. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. As a member of the Federal Reserve and FHLB system, the Bank is required to maintain investments in the Federal Reserve Bank as a condition of membership and the Federal Home Loan Bank based upon levels of borrowings.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. HTM securities and FHLB of Atlanta and Federal Reserve Bank stock are carried at amortized cost and AFS securities are carried at fair value. At December 31, 2015, 2014, 2013, 2012 and 2011, their estimated fair value was $151.4 million, $133.3 million, $139.9 million, $166.9 million and $201.5 million, respectively.

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Asset-backed securities:
Freddie Mac and Fannie Mae	$138,267	$119,762	$126,607	$150,318	$180,638
Other	1,093	1,472	3,120	4,439	9,839
Total asset-backed securities	139,360	121,234	129,727	154,757	190,477

Corporate equity securities	39	40	41	37	37
Bond mutual funds	4,387	4,321	4,130	4,281	4,080
Treasury bills	750	850	750	750	750
Total investment securities	144,536	126,445	134,648	159,825	195,344
FHLB and Federal Reserve Bank stock	6,931	6,434	5,593	5,476	5,587
Total investment securities	$151,467	$132,879	$140,241	$165,301	$200,931

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2015 and 2014 are shown below.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
December 31, 2015	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$6,075	1.86%	$15,355	1.86%	$7,727	1.87%	$2,048	1.86%
Mutual funds	4,288	2.02%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$10,363	1.93%	$15,355	1.86%	$7,727	1.87%	$2,048	1.86%

HTM Investment securities:
Asset-backed securities	$21,850	2.31%	$50,895	2.32%	$23,259	2.32%	$12,666	2.25%
U.S. government obligations	750	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$22,600	2.23%	$50,895	2.32%	$23,259	2.32%	$12,666	2.25%

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
December 31, 2014	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$8,084	1.81%	$19,708	1.82%	$8,671	1.76%	$1,865	1.69%
Mutual funds	4,198	2.05%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$12,282	1.89%	$19,708	1.82%	$8,671	1.76%	$1,865	1.69%

HTM Investment securities:
Asset-backed securities	$20,647	2.02%	$44,575	2.00%	$14,299	1.88%	$4,135	1.57%
U.S. government obligations	850	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$21,497	1.94%	$44,575	2.00%	$14,299	1.88%	$4,135	1.57%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as available for sale and accounted for at fair value. Management’s intent is to hold securities reported at amortized cost to maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and Notes 1 and 5 in the Consolidated Financial Statements.

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its ten branches in the tri-county area and its branch in the Fredericksburg area of Virginia. Total deposits were $906.9 million and $869.4 million, respectively, as of December 31, 2015 and 2014. The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2015 and December 31, 2014 were $49.1 million and $41.7 million, respectively. Reciprocal brokered deposits at December 31, 2015 and December 31, 2014 were $61.1 million and $41.6 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

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

	For the Years Ended December 31,
	2015		2014		2013		2012		2011
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$44,963	0.10%	$40,104	0.10%	$37,540	0.10%	$32,577	0.17%	$31,446	0.35%
Interest-bearing demand and money market accounts	322,717	0.28%	281,960	0.27%	268,832	0.33%	262,331	0.56%	217,183	1.00%
Certificates of deposit	378,179	0.85%	389,641	0.97%	392,675	1.19%	432,487	1.60%	434,811	1.94%
Total interest-bearing deposits	745,859	0.56%	711,705	0.64%	699,047	0.80%	727,395	1.16%	683,440	1.57%
Noninterest-bearing demand deposits	120,527		100,783		87,649		74,161		66,105
	$866,386	0.48%	$812,488	0.56%	$786,696	0.71%	$801,556	1.05%	$749,545	1.43%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2015 and 2014.

	At December 31, 2015
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$33,873	$14,071
Three through six months	42,091	24,860
Six through twelve months	65,299	26,778
Over twelve months	81,031	32,903
Total	$222,294	$98,612

	At December 31, 2014
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$57,152	$24,445
Three through six months	35,288	13,087
Six through twelve months	51,151	24,790
Over twelve months	72,637	21,610
Total	$216,228	$83,932

For a discussion of deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1 and 10 in the Consolidated Financial Statements. Note 10 includes the scheduled contractual maturities of total certificates of deposits of $375.6 million and $385.4 million, respectively at December 31, 2015 and 2014.

Borrowings

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. For a discussion of borrowing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1, 11, 16 and 17 in the Consolidated Financial Statements.

Subsidiary Activities

In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation is currently inactive. The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005. For more information regarding these entities, see Note 16 in the Consolidated Financial Statements.

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

Reserve Requirements

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio was assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2016, will require a 3% ratio for up to $110.2 million and an exemption of $15.2 million. At December 31, 2015, the Bank met applicable Federal Reserve Board reserve requirements.

Transactions with Affiliate

A state member bank is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2015, we had no transactions with affiliates.

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

Michael L. Middleton, 68, is Executive Chairman of the Company and the Bank. Mr. Middleton joined the Bank in 1973 and served in various management positions until 1979 when he became President of the Bank, which he served as until 2010. He remained President of the Company until May 2012. Mr. Middleton has over 40 years of banking experience. Before joining the Bank, Mr. Middleton was employed by KMPG-Peat Marwick. Mr. Middleton is a member of the Maryland Association of Certified Public Accountants and holds a Masters of Business Administration from the University of Maryland. He also attended the Harvard Business School Program on Negotiation. From 1996 to 2004, Mr. Middleton served on the Board of Directors of the FHLB of Atlanta, serving as Chairman of the Board in 2004. Mr. Middleton served on the Board of Directors of the Federal Reserve Bank, Baltimore Branch, from 2004 to 2009. He completed his term as Chairman of the Maryland Bankers Association in June 2013 and is a trustee and former Chairman of the Board for the College of Southern Maryland, serves on the Advisory Board of the Robert H. Smith School of Business Center for Financial Policy and he completed his term as Vice Chairman of the Federal Reserve’s Community Depository Advisory Council (CDIAC) in October 2015. He also serves on several philanthropic and civic boards.

William J. Pasenelli, 57, is a Director and President and Chief Executive of the Company and Bank. Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. He relinquished the position of Chief Financial Officer of the Bank in March 2013. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli has over 20 years of banking experience. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups. Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University. He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 61, joined the Bank in 1988. He serves as the Bank’s Executive Vice President—Chief Lending Officer of the Company and the Bank. Before joining the Bank, he was Vice President of Maryland National Bank. Mr. Cockerham has over 35 years of banking experience. Mr. Cockerham serves as former Chairman of the College of Southern Maryland Foundation and is the past Chairman of the Maryland Title Center. He presently serves as the Potomac Baptist Associate Finance Chair, is a Paul Harris Fellow and Foundation Chair with the Rotary Club of Charles County and serves on various civic boards. Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelor of Science from West Virginia University. He also attended the Harvard Business School Program on Negotiation.

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

James F. Di Misa, 56, joined the Bank in 2006. He serves as Executive Vice President—Chief Operating Officer of the Company and the Bank. Before joining the Bank, Mr. Di Misa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Di Misa has over 30 years of banking experience. Mr. Di Misa is Chairman of the Board of Trustees for the Maryland Bankers School and a member of several other civic and professional groups. Mr. Di Misa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration from Mount St. Mary’s College and a Bachelor of Science from George Mason University. He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 49, joined the Bank in 2009. He serves as Executive Vice President—Chief Financial Officer of the Company and the Bank. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 25 years of experience in corporate finance, controllership and external audit. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. Mr. Capitani is a Certified Public Accountant and holds a Bachelor of Arts from the University of California at Santa Barbara. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Christy M Lombardi, 39, joined the Bank in 1998. She serves as Executive Vice President—Chief Administrative Officer of the Company and the Bank. Ms. Lombardi is responsible for administrative and corporate governance matters for the Company, and oversees human resources and shareholder relations. Ms. Lombardi has 20 years of banking experience. She serves as Chair for the Calvert County Chamber of Commerce Board of Directors, the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance and on the Southern Maryland Workforce Development Board. She is a Maryland Bankers School graduate and holds a Masters in Management from University of Maryland University College as well as a Masters in Business Administration. Ms. Lombardi also attended the Harvard Business School Program on Negotiation.

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

At December 31, 2015 and 2014, our loan portfolio consisted of $613.5 million, or 66.8%, and $561.1 million, or 64.3%, respectively, of commercial real estate loans, $67.2 million, or 7.3% and $73.6 million, or 8.4%, respectively of commercial business loans and $29.9 million, or 3.3% and $26.2 million, or 3.0%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2015 and 2014, $5.8 million, or 51.4% and $5.7 million, or 55.5%, respectively, of our non-accrual loans of $11.4 million and $10.3 million, respectively, consisted of commercial loans.

Our provision for loan losses has been elevated during the last five years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2015 and 2014, we recorded a provision for loan losses of $1.4 million and $2.7 million, respectively. We also recorded net loan charge-offs of $1.4 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $34.0 million, or 2.98% of total assets and $29.4 million, or 2.71% of total assets, respectively, at December 31, 2015 and 2014. Additionally, loans that were classified as either special mention and substandard were $33.6 million and $52.2 million, respectively, at December 31, 2015 and 2014. We had $861,000 in loans classified as doubtful and no loans classified as loss at December 31, 2015. We had no loans classified as doubtful or loss at December 31, 2014. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2015 and 2014, our non-accrual loans totaled $11.4 million, or 1.24% of our loan portfolio and $10.3 million, or 1.18% of our loan portfolio, respectively. At December 31, 2015 and 2014, our non-accrual loans, OREO and accruing TDRs totaled $34.0 million, or 2.98% of total assets and $29.4 million, or 2.71% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2015 and 2014 our total classified assets were $43.3 million and $54.0 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2015 and 2014, $150.0 million, or 16.3%, of our total loan portfolio, and $152.8 million, or 17.5%, of our total loan portfolio, respectively, consisted of one- to four-family residential mortgage loans. At December 31, 2015 and 2014, $21.7 million, or 2.4%, of our total loan portfolio and $21.5 million, or 2.5%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Although we do not have any current definitive plans to do so, other than what we have already disclosed regarding a planned new brank in Fredericksburg in early 2016, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. To the extent that we undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. We may be able to adequately and profitably manage anticipated growth.

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

Our marketplace is primarily in the counties of Charles, Calvert, St. Mary’s and Anne Arundel, Maryland and neighboring communities, and the Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance.

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area. As a result, a downturn in federal government or military employment could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability. The impact on the economy has been moderated by the presence of federal government agencies and defense facilities. However, the possibility of large cuts to the defense budget hampered economic expansion in recent years and the effect of the sequestration negatively impacted employment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has created a significant shift in the way financial institutions operate. The key effects of the Dodd-Frank Act on our business are:

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

Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the requirements may negatively impact our results of operations and financial condition.

Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

New capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

New capital rules adopted by the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to us. The rules phase in over several years between 2015 and 2019. The rules apply to the Company as well as to the Bank. Beginning in the first quarter of 2015, our minimum capital requirements were (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

In addition, we provide our customers with the ability to bank remotely, including over the Internet and the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Despite instituted safeguards and monitoring, our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, physical and cyber security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

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

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer, telecommunications systems, cyber security breaches and other disruptive problems caused by the Internet or other users. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Despite our security measures and monitoring, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, revenues, financial condition and competitive position. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

Exiting or entering new lines of business or new products and services may subject us to additional risk.

From time to time, we may exit an existing line of business or implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. When exiting a line of business or product we may have difficulty replacing the revenue stream and may have to take certain actions to make up for the line of business or product. For example, we recently discontinued the origination of residential mortgage loans and instead now purchase residential mortgage loans for our loan portfolio from other sources. If those sources are not available or the cost for such purchases increases our results of operations may be adversely affected. We also may face increased credit risk with respect to purchased loans relative to the credit risks we faced in connection with the origination of loans. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and one branch in Fredericksburg, Virginia. The Bank is expected to open a second branch in downtown Fredericksburg, Virginia during the first quarter of 2016. The Bank owns all of its branches except for the Dunkirk, Maryland branch, the Fredericksburg Central Park, Virginia branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. Lease expiration dates range from 2017 to 2035 with renewal options of 5 to 10 years. The total net book value of the properties at December 31, 2015 and 2014 was $17.3 million and $17.8 million, respectively, which included $13.1 million and $12.2 million, respectively, related to buildings and improvements.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2015 and 2014 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2015	$24.00	$20.25	$0.10
September 30, 2015	24.60	19.18	0.10
June 30, 2015	23.77	19.75	0.10
March 31, 2015	20.35	18.41	0.10
December 31, 2014	21.50	19.56	0.10
September 30, 2014	23.75	20.21	0.10
June 30, 2014	23.96	20.55	0.10
March 31, 2014	24.80	19.38	0.10

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at March 3, 2016 was 518.

Dividends

During 2015 and 2014, the Company declared and paid four quarters of dividends at $0.10 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter.

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

On September 22, 2011, the U.S. Department of Treasury purchased $20.0 million of the Company’s Series C Preferred Stock under the Small Business Lending Fund. On February 13, 2015, the Company’s federal banking regulator approved the repayment of SBLF by the Company. The Company used proceeds from a $23 million dollar subordinated debt offering closed on February 6, 2015 to redeem all $20 million of the Company’s outstanding preferred stock issued under the SBLF program. The Company paid $23,000 and $200,000, respectively, in preferred dividends for the years ended December 31, 2015 and 2014.

Stock Performance Graph

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2010, assuming reinvestment of all dividends paid into the stock or the index.

The graph and table were prepared assuming that $100 was invested on December 31, 2010, in the common stock and the securities included in the indexes

Source: Bloomberg	Year Ended
Index	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
The Community Financial Corporation	100.00	95.65	104.45	138.63	137.03	145.16
NASDAQ Bank Index	100.00	89.54	106.15	149.99	157.21	170.98
NASDAQ Capital Market Composite	100.00	77.02	87.44	119.44	112.75	93.63

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On September 25, 2008, the Company announced a repurchase program (‘’2008 repurchase plan”) under which it would repurchase up to 5% of its outstanding common stock or approximately 147,435 shares. The program will continue until it is completed. On May 4, 2015, the Board of Directors approved a successor repurchase plan (“2015 repurchase plan”) that will commence upon the completion of the 2008 repurchase plan. The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the remaining 43,923 shares were repurchased under the 2008 repurchase program. As of December 31, 2015, 228,940 shares were available to be repurchased under the 2015 repurchase program

The following schedules show the repurchases during the three months ended December 31, 2015.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
2008 Repurchase Plan				43,923
October 1-31, 2015	25,000	$21.20	25,000	18,923
November 1-30, 2015	18,923	21.24	18,923	-
December 1-31, 2015	-	-	-	-
Total	43,923	$21.22	43,923	-

2015 Repurchase Plan				250,000
October 1-31, 2015	-	$-	-	250,000
November 1-30, 2015	-	-	-	250,000
December 1-31, 2015	21,060	21.24	21,060	228,940
Total	21,060	$21.24	21,060	228,940

Item 6 - Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2015, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included elsewhere in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011

FINANCIAL CONDITION DATA
Total assets	$1,143,332	$1,082,878	$1,023,824	$981,639	$983,480
Loans receivable, net	909,200	862,409	799,130	747,641	710,089
Investment securities	144,536	126,445	134,648	159,825	195,344
Deposits	906,899	869,384	821,295	820,231	827,253
Borrowings	91,617	76,672	70,476	61,527	60,577
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 6.25%	23,000	-	-	-	-
Stockholders’ equity—preferred	-	20,000	20,000	20,000	20,000
Stockholders’ equity—common	99,783	96,559	90,730	59,047	55,454

OPERATING DATA
Interest and dividend income	$43,873	$41,759	$39,678	$40,293	$39,959
Interest expenses	7,345	6,698	7,646	10,604	13,121
Net interest income (NII)	36,528	35,061	32,032	29,689	26,838
Provision for loan losses	1,433	2,653	940	2,529	4,087
NII after provision for loan losses	35,095	32,408	31,092	27,160	22,751
Noninterest income	3,299	4,093	4,174	4,410	4,193
Noninterest expenses	28,418	26,235	24,844	23,804	22,249
Income before income taxes	9,976	10,266	10,422	7,766	4,695
Income taxes	3,633	3,776	3,771	2,776	1,534
Net income	6,343	6,490	6,651	4,990	3,161
Preferred stock dividends declared	23	200	200	200	672
Income available to common shares	$6,320	$6,290	$6,451	$4,790	$2,489

COMMON SHARE DATA
Basic earnings per common share	$1.36	$1.35	$1.90	$1.57	$0.83
Diluted earnings per common share	1.35	1.35	1.88	1.57	0.82
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share (1)	21.48	20.53	19.52	19.34	18.32
Common shares outstanding at end of period	4,645,429	4,702,715	4,647,407	3,052,416	3,026,557
Basic weighted average common shares	4,639,700	4,646,424	3,402,432	3,043,039	3,016,286
Diluted weighted average common shares	4,676,748	4,655,127	3,426,793	3,055,362	3,052,810

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011

KEY OPERATING RATIOS
Return on average assets	0.58%	0.63%	0.69%	0.52%	0.35%
Return on average total equity	6.21	5.69	7.49	6.42	4.33
Return on average common equity	6.33	6.69	9.38	8.29	4.47
Interest rate spread	3.48	3.55	3.45	3.18	3.05
Net interest margin	3.60	3.68	3.56	3.31	3.21
Efficiency ratio (2)	71.35	67.00	68.62	69.81	71.70
Common dividend payout ratio	29.41	29.63	21.05	25.48	48.78
Non-interest expense to average assets	2.60	2.56	2.56	2.47	2.46
Avg. int-earning assets to avg. int-bearing liabilities	117.71	118.83	114.57	111.56	110.11

SELECTED ASSET QUALITY DATA
Gross loans	$918,894	$872,129	$808,240	$756,552	$718,540
Classified assets	43,346	54,022	56,880	58,595	79,638
Allowance for loan losses	8,540	8,481	8,138	8,247	7,655
Nonperforming loans (>=90 Days) (3)	10,740	10,263	11,170	8,717	9,511
Non-accrual loans (4)	11,433	10,263	15,451	13,141	9,511
Accruing troubled debt restructures (TDRs) (5)	13,133	13,249	4,364	4,515	11,113
Other Real Estate Owned (OREO)	9,449	5,883	6,797	6,891	5,029

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	9.35%	11.11%	9.16%	8.07%	8.06%
Classified assets to total assets	3.79	4.99	5.56	5.97	8.10
Classified assets to risk-based capital	30.19	39.30	43.11	59.02	83.89
Allowance for loan losses to total loans	0.93	0.97	1.01	1.09	1.07
Allowance for loan losses to nonperforming loans	79.52	82.64	72.86	94.78	80.49
Net charge-offs to avg. outstanding loans	0.16	0.28	0.14	0.27	0.61
Nonperforming loans to total loans	1.17	1.18	1.38	1.15	1.32
Non-accrual loans to total loans	1.24	1.18	1.91	1.74	1.32
Non-accrual loans and TDRs to total loans	2.67	2.70	2.45	2.33	2.87
Non-accrual loans and OREO to total assets	1.83	1.49	2.17	2.04	1.48
Non-accrual loans, OREO and TDRs to total assets	2.98	2.71	2.60	2.50	2.61
OTHER DATA
Number of:
Full-time equivalent employees	171	172	165	160	143
Full-service offices	12	12	11	11	10
Loan Production Offices	5	5	4	n/a	n/a
REGULATORY CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets	10.01%	12.24%	12.50%	9.39%	9.17%
Tier 1 common capital to risk-weighted assets	10.16	n/a	n/a	n/a	n/a
Tier 1 capital to risk-weighted assets	11.38	14.26	14.66	11.76	11.65
Total risk-based capital to risk-weighted assets	14.58	15.21	15.62	12.84	12.69

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

(5) TDR loans include both non-accrual and accruing performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.

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

The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and the Bank’s market area, changes in real estate market values in the Company and the Bank’s market area, changes in relevant accounting principles and guidelines and cyber security risks. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2015, the allowance for loan losses was $8.5 million or 0.93% of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings. For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements and the discussion under the caption “Provision for Loan Losses” below.

Other-Than-Temporary-Impairment (“OTTI”)

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Accounting guidance indicates that the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The Company does not evaluate declines in the value of securities of Government Sponsored Enterprises (“GSEs”) or investments backed by the full faith and credit of the United States government (e.g. US Treasury Bills), for other-than-temporary impairment. For additional information regarding OTTI, refer to Notes 1 and 5 of the Consolidated Financial Statements.

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

In estimating the cash flows from the sale of OREO, management must make significant assumptions regarding the timing and amount of cash flows. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances. For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements.

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

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company operates within federal and state taxing jurisdictions and is subject to audit in these jurisdictions. For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 12 of the Consolidated Financial Statements.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and King George and Fredericksburg, Virginia. The Company opened a branch in Fredericksburg, Virginia in July 2014. The Company’s second branch in Fredericksburg is scheduled to open in downtown during the first quarter of 2016. In addition, the Company maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

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

The Bank has increased assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing is also directed towards increasing its balances of transaction deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks. During 2015, the Company made a number of strategic decisions to meet our longer-term objectives of increased profitability and increase shareholder value. The Company continued to execute its plans to improve asset quality and to increase transaction deposits. The following is a summary of progress made during 2015:

•	Improved asset quality – The Company has been working in an increasingly assertive manner to reduce its classified assets and will continue to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company.

As of December 31, 2015 total loan delinquency at 1.27% of loans was in line with the Company’s peers. In addition, total classified assets, consisting primarily of classified loans and OREO, were $43.3 million at December 31, 2015, a reduction of $10.7 million, or approximately 19.8% from $54.0 million as of December 31, 2014. Total classified assets as a percentage of assets and risk-based capital decreased from 5.0% and 39.3%, respectively, at December 31, 2014 to 3.8% and 30.2%, respectively, at December 31, 2015. During the fourth quarter of 2015, the Company reduced its classified loans by $3.5 million. The majority of the fourth quarter reduction in classified loans resulted in a transfer to OREO of $2.7 million of developed real estate. The Company is optimistic that these properties will be sold in the near term based on the current valuation, the existing market and tenant occupancy.

•	Increased transaction deposits – The Company continued to increase transaction deposits to compliment interest-earning asset growth. Our efforts center on providing products and services that serve small and midsize businesses and municipal customers. This has been the primary reason for the decrease in the Company’s funding costs. Since 2011, our deposit costs have decreased 96 basis points from 1.43% for the year ended December 31, 2011 to 0.47% for the three months ended December 31, 2015. Average transaction deposits for the year ended December 31, 2015 increased $65.4 million, or 15.5%, to $488.2 million compared to the prior year. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 58.6% of total deposits at December 31, 2015. The Company will use time deposits and wholesale funding to supplement interest-earning asset growth as needed.

•	Controlled the growth of expenses – The Company’s noninterest expenses for 2015, excluding OREO charges and an insurance settlement claim adjustment, were $27.2 million which represents a $1.3 million, or 5.1%, increase over the comparable $25.9 million for the year ended December 31, 2014. With these adjustments, noninterest expense as a percentage of average assets decreased three basis points from 2.52% for the year ended December 31, 2014 to 2.49% for the year ended December 31, 2015.

Employee compensation and other operating expenses have grown over the last several years due to the Company’s expanding footprint and the increased cost of compliance and regulation. The Company controlled the growth of salary and benefit costs in 2015 with the remodeling of our retail centers and the restructuring of our branch organization. Additionally, management realigned incentives to more closely correlate with Company performance.

•	Invested in infrastructure – During 2015, the Company invested in software and professional services to support the Company’s continued growth. These investments included capabilities to manage enterprise risks, interest rate risks, vendor risk management, customer information risks and cyber security risks.

•	Exited underwriting residential mortgages and established third-party relationships to purchase residential mortgages - The Company exited the residential mortgage origination line of business in April 2015 and has established third party sources to fund its residential whole loan portfolio. The third party sources will allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Company continues to underwrite non-owner occupied residential mortgages.

•	Sold an unprofitable branch - The Company agreed to sell its King George, Virginia branch building and equipment to InFirst Federal Credit Union. The transaction closed on January 28, 2016. Operating results for the year ended December 31, 2015 reflect a one-time $426,000 pre-tax provision for the loss on the transaction with a $0.05 impact to earnings per share. The elimination of the estimated direct annual operating costs of the King George branch will have an immediate accretive impact on earnings per share in 2016 with the earn back period of less than 10 months.

•	Executed plans to open a branch in downtown Fredericksburg in early 2016 - The Company’s second branch in Fredericksburg is scheduled to open in downtown during the first quarter of 2016. The Company believes that this second branch will enhance its deposit gathering in this market and complement the strong loan growth experienced in the Fredericksburg market during 2014 and 2015.

•	The Company proactively refinanced preferred stock issued under the Small Business Lending Fund (“SBLF”) program - On February 6, 2015 the Company issued $23.0 million of unsecured 6.25% fixed to floating rate subordinated notes due 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualified as tier 2 regulatory capital and replaced SBLF tier 1 capital. The Company decided to issue the subordinated notes during 2015 because of the scheduled increase in the after-tax SBLF dividend rate to 9% in March 2016. The short-term impact for 2016 was increased interest expense of $1.3 million; however, the Company believed it was prudent to issue the subordinated notes before the SBLF dividends were scheduled to increase.

Economy

The U.S. economy continued to grow slowly throughout 2015 and 2014. Gross domestic product grew at an annual rate of one percent during the fourth quarter of 2015, which was half of the growth posted during the third quarter of 2015. It appears that an economic slowdown is a distinct possibility during 2016. The Federal Reserve has indicated through its survey of the Board of Governors that up to four rate increases are planned for 2016. This may depend on whether a further softening in the economy continues. The Federal Reserve is more likely to implement its estimated rate rises if inflationary factors present themselves, which appears less likely at this point. During the beginning of 2016, due to a number world events and market disruptions, many economists reduced their forecasts for 2016 rate hikes from four down to two.

Medium-term interest rates have fallen since the fourth quarter of 2015, with the ten year U.S. Treasury rate as of February 25, 2016 ending at 1.71%. This is down from 2.27% at December 31, 2015 and 2.17% at December 31, 2014. The five year U.S. Treasury rate as of February 25, 2016 was 1.16%. This is down from 1.76% at December 31, 2015 and 1.65% at December 31, 2014. These lower medium-term interest rates were due to market adjustments at the beginning of 2016 and a flight to quality in U.S. Treasury securities, as economic weaknesses have continued in Europe and the Far East. In addition, depressed prices for commodities have impacted economies globally. The main issue for the Company with regard to depressed medium-term interest rates is the potential impact on loan pricing as loans reprice in our portfolio.

The impact of slower economic growth on the Southern Maryland, Annapolis, Maryland and Fredericksburg, Virginia areas has been moderated by the presence of federal government agencies and defense facilities. Further, the private sector that supports our footprint has continued to grow at a pace faster than other parts of the country. In addition, the Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment and was able to produce good organic growth in deposits during 2014 and 2015. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Earnings Summary

Net income available to common shareholders for 2015 was stable compared to the prior year increasing $30,000 to $6.3 million, or 0.5%, compared to 2014. Diluted earnings per share (“EPS”) were $1.36 in 2015, an increase of $0.01 compared to 2014. The Company’s return on average assets was 0.58% in 2015, a decrease of five basis points from 2014. The Company’s return on average common stockholders' equity was 6.33% in 2015, a decrease of 36 basis points from 2014.

Pretax operating income decreased $290,000 to $10.0 million in 2015 compared to $10.3 million in 2014.

The small decrease in operating income in 2015 was primarily due to the following:

•	Noninterest income decreased $794,000 to $3.3 million for 2015 compared to 2014. The sale of the King George, Virginia branch, lower gains on mortgage loan sales due to the Bank exiting the residential mortgage origination line of business and a reduction on gains on the sale of OREO. These reductions in noninterest income were partially offset by increased service charge and BOLI income

•	Noninterest expense increased $2.2 million, or 8.3%, to $28.4 million for 2015 compared to 2014. The largest impact on the growth of expenses was an increase in OREO charges and an insurance settlement claim adjustment. Employee compensation, data processing and professional fees increased to support the growth of the Bank and increased compliance costs. Specifically, professional fees increased to support the February 2015 subordinated notes issuance and infrastructure investments in enterprise risks, interest rate risks, vendor risk management, customer information risks and cyber security risks.

The Company’s noninterest expenses for 2015, excluding OREO charges and the title insurance settlement claim adjustment, were $27.2 million which represents a $1.3 million, or 5.1%, increase over the comparable $25.9 million for the year ended December 31, 2014. With these adjustments, noninterest expense as a percentage of average assets decreased three basis points from 2.52% for the year ended December 31, 2014 to 2.49% for the year ended December 31, 2015.

The increased expenses were partially offset by the following positive increases to revenues:

•	Net interest income was $36.5 million in 2015 an increase of $1.5 million, or 4.2%, compared to 2014.

o	Interest income increased $2.1 million. The increase was driven by increased loan average balances. The Bank increased average net loan balances $54.8 million to $874.2 million in 2015 from $819.4 million in 2014. Loan volume was partially offset by yield declines.

o	Interest expense increased $647,000 which partially offset increased interest income. The primary reason for the increase related to the $23.0 million 6.25% subordinated notes issued during the first quarter of 2015. Continued progress in continuing to add transaction deposits mitigated some of the impact of the increased interest expense associated with the subordinated notes. Overall deposit cost decreased by eight basis points to 0.48% compared to the prior year.

•	The provision for loan losses decreased $1.2 million to $1.4 million in 2015 due primarily to improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in classified assets.

A more detailed analysis comparing the results of operations for the years ended December 31, 2015 and 2014 follows.

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

Net interest income increased to $36.5 million for the year ended December 31, 2015 compared to $35.1 million for the year ended December 31, 2014. The net interest margin was 3.60% for the year ended December 31, 2015, an eight basis point decrease from 3.68% for the year ended December 31, 2014. The decrease in net interest margin was largely the result of additional interest expense related to the subordinated notes issued during the first quarter of 2015.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$41,386	$39,475	$1,911	4.8%
Taxable interest and dividends on investment securities	2,473	2,270	203	8.9%
Interest on deposits with banks	14	14	-	0.0%
Total Interest and Dividend Income	43,873	41,759	2,114	5.1%

Interest Expenses
Deposits	4,152	4,586	(434)	(9.5)%
Short-term borrowings	37	12	25	208.3%
Long-term debt	3,156	2,100	1,056	50.3%
Total Interest Expenses	7,345	6,698	647	9.7%

Net Interest Income (NII)	$36,528	$35,061	$1,467	4.2%

Interest and dividend income increased by $2.1 million to $43.9 million for the year ended December 31, 2015 compared to $41.8 million for the year ended December 31, 2014, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income on loans increased $2.6 million due to growth of $54.8 million in the average balance of loans from $819.4 million for the year ended December 31, 2014 to $874.2 million for the year ended December 31, 2015. Interest and dividend income on investments increased $203,000 during 2015 compared to the prior year as average interest-earning investment balances increased $4.7 million and average yields increased from 1.70% to 1.79%. These increases to interest income were partially offset by decreased income from reduced yields on loans. Average loan yields declined nine basis points from 4.82% for the year ended December 31, 2014 to 4.73% for the year ended December 31, 2015, which resulted in a decrease in interest income of $684,000.

Interest expense increased $647,000 to $7.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to an increase in interest expense related to the subordinated notes issued during the first quarter of 2015. The average cost of total interest-bearing liabilities was 0.85% for the year ended December 31, 2015 compared to 0.83% for the year ended December 31, 2014. During the year ended December 31, 2015, interest expense increased $1.3 million due to the subordinated note issuance and larger short-term debt balances and $119,000 due to increased average balances of interest-bearing transaction deposit accounts compared to the same twelve months of 2014. Additionally, interest expense increased $35,000 on money market accounts, as rates increased modestly from 0.27% to 0.28%. The increases to interest expense were partially offset by reductions of $228,000 due to lower average balances of long-term debt and time deposits and $594,000 due to net decreases in rates paid on time deposits and long-term debt. The average rate paid on debt, which includes long-term debt, TRUPS, subordinated notes, and short-term borrowings, increased from 2.32% for the year ended December 31, 2014 to 2.77% for the year ended December 31, 2015.

The Company continued to make progress in reducing overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average deposits increased from 52.0% for the year ended December 31, 2014 to 56.4% for the year ended December 31, 2015. Deposit costs declined eight basis points from 0.56% for the year ended December 31, 2014 to 0.48% for the year ended December 31, 2015. Average transaction deposits for the year ended December 31, 2015 increased $65.4 million, or 15.5%, to $488.2 million compared to $422.9 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $19.7 million, or 19.6%, from $100.8 million for the year ended December 31, 2014 to $120.5 million for the year ended December 31, 2015. The Company is less dependent on time deposits for funding. In the current year, the progress in continuing to add transaction deposits has mitigated some of the impact of the increased interest expense associated with the subordinated notes.

Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below. The table below presents information on average balances and rates for deposits.

	For the Years Ended December 31,
	2015		2014
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$44,963	0.10%	$40,104	0.10%
Interest-bearing demand and money market accounts	322,717	0.28%	281,960	0.27%
Certificates of deposit	378,179	0.85%	389,641	0.97%
Total interest-bearing deposits	745,859	0.56%	711,705	0.64%
Noninterest-bearing demand deposits	120,527		100,783
	$866,386	0.48%	$812,488	0.56%

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

	Year Ended December, 2015
	compared to Year Ended
	December 31, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$2,595	$(684)	$1,911
Investment securities, federal funds
sold and interest bearing deposits	84	119	203
Total interest-earning assets	$2,679	$(565)	$2,114

Interest-bearing liabilities:
Savings	5	-	5
Interest-bearing demand and money market accounts	114	35	149
Certificates of deposit	(97)	(491)	(588)
Long-term debt	(131)	(100)	(231)
Short-term debt	25	-	25
Subordinated notes	1,290	-	1,290
Guaranteed preferred beneficial interest
in junior subordinated debentures	-	(3)	(3)
Total interest-bearing liabilities	$1,206	$(559)	$647
Net change in net interest income	$1,473	$(6)	$1,467

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past two fiscal years. There are no tax equivalency adjustments.

	For the Years Ended December 31,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$874,186	$41,386	4.73%	$819,381	$39,475	4.82%
Investment securities, federal funds sold and interest-bearing deposits	139,256	2,487	1.79%	134,552	2,284	1.70%
Total Interest-Earning Assets	1,013,442	43,873	4.33%	953,933	41,759	4.38%
Cash and cash equivalents	12,192			11,979
Other assets	67,272			60,530
Total Assets	$1,092,906			$1,026,442

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$44,963	$45	0.10%	$40,104	$40	0.10%
Interest-bearing demand and money market accounts	322,717	904	0.28%	281,960	755	0.27%
Certificates of deposit	378,179	3,203	0.85%	389,641	3,791	0.97%
Long-term debt	68,924	1,557	2.26%	74,714	1,788	2.39%
Short-term debt	13,463	37	0.27%	4,344	12	0.28%
Subordinated Notes	20,732	1,290	6.22%	-	-	0.00%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	309	2.58%	12,000	312	2.60%

Total Interest-Bearing Liabilities	860,978	7,345	0.85%	802,763	6,698	0.83%

Noninterest-bearing demand deposits	120,527			100,783
Other liabilities	9,244			8,898
Stockholders' equity	102,157			113,997
Total Liabilities and Stockholders' Equity	$1,092,906			$1,026,441

Net interest income		$36,528			$35,061

Interest rate spread			3.48%			3.55%
Net yield on interest-earning assets			3.60%			3.68%
Ratio of average interest-earning assets to average interest bearing liabilities			117.71%			118.83%

Cost of funds			0.75%			0.74%
Cost of deposits			0.48%			0.56%
Cost of debt			2.77%			2.32%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Provision for loan losses	$1,433	$2,653	$(1,220)	(46.0)%

The provision for loan losses decreased $1.2 million to $1.4 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. Net charge-offs decreased $936,000 from $2.3 million for the year ended December 31, 2014 to $1.4 million for the year ended December 31, 2015. The effects of these charge-offs were mitigated by improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in classified assets.

In 2014 greater than 50% of net charge-offs were the result of concessions granted on two loan relationships during the fourth quarter of 2014. As a result of these concessions, the Bank determined that the loans were TDRs. As such, the loans became impaired and were evaluated for impairment in accordance with Bank policy. The first loan relationship, which totaled $8.6 million, consisted of commercial real estate and construction loans. The borrower agreed to provide additional collateral to cover most of the deficiency determined as a result of the impairment analysis and the Bank charged-off $500,000 in principal. The carrying value of the loans at December 31, 2015 and 2014 were $8.1 million and $8.2 million, respectively. The second loan relationship, which totaled approximately $3.8 million, consisted of construction and land development and commercial loans. As a result of the concessions granted and the impairment analysis, the Bank charged-off $843,000 and took 11 finished residential lots into other real estate owned (“OREO”). At December 31, 2015 and 2014, the carrying value of the loans and the OREO were $1.4 million and $1.9 million, respectively and $486,000 and $757,000, respectively.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$315	$368	$(53)	(14.4)%
Gain on sale of asset	19	7	12	171.4%
Net (losses) gains on sale of OREO	(20)	322	(342)	(106.2)%
Net (losses) gains on sale of investment securities	4	19	(15)	(78.9)%
Loss on premises and equipment held for sale	(426)	-	(426)	n/a
Income from bank owned life insurance	815	671	144	21.5%
Service charges	2,488	2,213	275	12.4%
Gain on sale of loans held for sale	104	493	(389)	(78.9)%
Total Noninterest Income	$3,299	$4,093	$(794)	(19.4)%

Noninterest income decreased by $794,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in income from residential loan sales, a reduction in OREO gains on disposals, and the one-time expense to record a provision for the loss on the sale of the King George, Virginia branch building and equipment. The reduction in loans held for sale reflected the Company’s exit from residential loan origination line of business during the second quarter of 2015 and there were no loans sales during the last six months of 2015.

During the year ended December 31, 2015, the Bank recognized $20,000 in losses on the sale of OREO which consisted of the sale of eight properties for net proceeds of $1.2 million. During the year ended December 31, 2014, the Bank recognized $322,000 in gains on the sale of OREO which consisted of the sale of eight properties for net proceeds of $3.7 million, which included the financing of $1.0 million on a residential subdivision that was transferred from OREO to loans during the fourth quarter of 2014. The contracted sale price of $1.4 million on the residential subdivision qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

The Company agreed to sell its King George, Virginia branch building and equipment to InFirst Federal Credit Union. The transaction closed on January 28, 2016. Operating results for the year ended December 31, 2015 reflect a one-time $426,000 pre-tax provision for the loss on the transaction with a $0.05 impact to earnings per share. The elimination of the estimated direct annual operating costs of the King George branch will have an immediate accretive impact on earnings per share in 2016 with the earn back period of less than 10 months.

These reductions in noninterest income were partially offset by increased service charges and BOLI income for the year ended December 31, 2015 compared to the prior year. Service charges increased $275,000 compared to the prior year primarily due to additional product offerings offered to the Bank’s commercial customers. BOLI increased $144,000 for the comparable period because the Company made an additional investment of $7.0 million in BOLI during the third quarter of 2014.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2015	2014	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$16,366	$15,851	$515	3.2%
Occupancy expense	2,427	2,371	56	2.4%
Advertising	583	545	38	7.0%
Data processing expense	2,044	1,556	488	31.4%
Professional fees	1,323	1,129	194	17.2%
Depreciation of furniture, fixtures, and equipment	810	753	57	7.6%
Telephone communications	188	185	3	1.6%
Office supplies	157	204	(47)	(23.0)%
FDIC Insurance	799	709	90	12.7%
OREO valuation allowance and expenses	1,059	386	673	174.4%
Other	2,662	2,546	116	4.6%
Total Noninterest Expense	$28,418	$26,235	$2,183	8.3%

	Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Compensation and Benefits	$16,366	$15,851	$515	3.2%
OREO Valuation Allowance and Expenses	1,059	386	673	174.4%
Operating Expenses	10,993	9,998	995	10.0%
Total Noninterest Expense	$28,418	$26,235	$2,183	8.3%

For the year ended December 31, 2015, noninterest expense increased 8.3%, or $2.2 million, to $28.4 million from $26.2 million for the year ended December 31, 2014. The Company’s noninterest expense of $28.4 million for the year ended December 31, 2015 included OREO expenses of $1.1 million and a $200,000 reduction in an insurance settlement claim receivable. The Company’s noninterest expense for 2015, excluding OREO charges and the insurance settlement claim, was $27.2 million which represents a $1.3 million, or 5.1%, increase over the comparable $25.9 million for the year end December 31, 2014.

Noninterest expense as a percentage of average assets for the year ended December 31, 2015 was 2.60% compared to 2.56% for the year ended December 31, 2014. The Company’s ratio decreased three basis points during 2015, excluding OREO charges and the insurance settlement claim adjustment, to 2.49% for the year ended December 31, 2015 compared to 2.52% for the year ended December 31, 2014. Compensation and benefits increased 3.2% or $515,000 compared to the same period in the prior year. The Company has controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. The Company is continuing to work to slow the growth of noninterest expenses as a percentage of average assets based on current expansion plans and a greater ability to increase efficiencies as a result of our larger asset size.

The Company’s efficiency ratio for the year ended December 31, 2015 was 71.35% compared to 67.00% for the year ended December 31, 2014. Excluding the impact of the one-time loss provision on the sale of the King George branch, OREO expenses, OREO gains and losses and the insurance claim, the adjusted efficiency ratio for the years ended December 31, 2015 and 2014 was 67.44% and 66.57%, respectively.

Income Tax Expense

For the years ended December 31, 2015 and 2014, the Company recorded income tax expense of $3.6 million and $3.8 million, respectively. The Company’s effective tax rates for the years ended December 31, 2015 and 2014 were 36.42% and 36.78%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for 2015 compared to 2014.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Earnings Summary

Net income available to common shareholders for 2014 was stable compared to the prior year decreasing $161,000 to $6.3 million, or 2.5%, compared to 2013. Diluted earnings per share (“EPS”) were $1.35 in 2014, a decrease of $0.53 compared to 2013. The decrease in EPS was the result of the fourth quarter 2013 capital raise previously discussed. The Company’s return on average assets was 0.63% in 2014, a decrease of six basis points from 2013. The Company’s return on average common stockholders' equity was 6.69% in 2014, a decrease of 269 basis points from 2013.

Pretax operating income decreased $156,000 to $10.3 million in 2014 compared to 2013.

The decreased income in 2014 was primarily due to the following:

•	The provision for loan losses increased $1.7 million to $2.7 million in 2014 due primarily to increases related to specific credits and increased average loan balances. The overall credit quality of our loan portfolio improved after charge-offs were taken and other workout strategies were exercised for challenging credits. At year end, this resulted in lower levels of classified loans and assets compared to the prior year. The general allowance as a percentage of gross loans increased in 2014 to 0.92% from 0.89% in 2013. During the same time frame the specific allowance decreased 7 basis point to 0.05% as a result of charge-offs and specific work out strategies.

•	Noninterest income decreased $81,000 to $4.1 million for 2014 compared to 2013. Lower gains on mortgage loans sales and service charge income were partially offset by increases in gains on the sale of OREO.

•	Noninterest expense increased $1.4 million, or 5.6%, to $26.2 million for 2014 compared to 2013. Employee compensation, occupancy expense and data processing increased to support the growth of the Bank and increased compliance costs. These increases were partially offset by a decrease in costs for FDIC insurance and OREO. The Company’s efficiency ratio improved from 68.62% for 2013 to 67.00% for 2014 and non-interest expense as a percentage of average assets remained flat at 2.56% for both years.

The increased expenses were partially offset by the following positive trends:

•	Net interest income was $35.1 million in 2014, an increase of $3.0 million, or 9.5%, compared to 2013.

o	Interest income increased $2.1 million. The increase was driven by increased loan average balances. The Bank increased average net loan balances $72.7 million to $838.1 million for the fourth quarter of 2014 from $765.4 million for the fourth quarter of 2013. Increased loan volume was partially offset by yield declines. Average loan yields decreased 20 basis points from 5.02% for 2013 to 4.82% for 2014.

o	Interest expense decreased $948,000. This was primarily due to a decrease in the cost of funds compared to the prior year. The Bank continued to develop core deposit relationships and increased transaction deposits as it re-priced maturing time deposits. Higher cost time deposits were partially replaced with lower cost transaction and time deposits. In addition, the Bank continued to decrease its deposit costs on transaction accounts. The Bank completed the year with a $48.1 million increase in total deposits to $869.4 million. Transaction accounts increased to 56% at December 2014 from 53% and 51% at December 31, 2013 and 2012, respectively.

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

	For the Years Ended December 31,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Loan portfolio (1)	$819,381	$39,475	4.82%	$741,369	$37,196	5.02%
Investment securities, federal funds sold and interest-bearing deposits	134,552	2,284	1.70%	157,211	2,482	1.58%
Total Interest-Earning Assets	953,933	41,759	4.38%	898,580	39,678	4.42%
Cash and cash equivalents	11,979			13,028
Other assets	60,530			57,455
Total Assets	$1,026,442			$969,063

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$40,104	$40	0.10%	$37,540	$38	0.10%
Interest-bearing demand and money market accounts	281,960	755	0.27%	268,832	886	0.33%
Certificates of deposit	389,641	3,791	0.97%	392,675	4,657	1.19%
Long-term debt	74,714	1,788	2.39%	68,996	1,746	2.53%
Short-term debt	4,344	12	0.28%	4,278	14	0.33%
Guaranteed preferred beneficial interest
in junior subordinated debentures	12,000	312	2.60%	12,000	305	2.54%

Total Interest-Bearing Liabilities	802,763	6,698	0.83%	784,321	7,646	0.97%

Noninterest-bearing demand deposits	100,783			87,649
Other liabilities	8,898			8,318
Stockholders' equity	113,998			88,775
Total Liabilities and Stockholders' Equity	$1,026,442			$969,063

Net interest income		$35,061			$32,032

Interest rate spread			3.55%			3.45%
Net yield on interest-earning assets			3.68%			3.56%
Ratio of average interest-earning assets to average interest bearing liabilities			118.83%			114.57%

Cost of funds			0.74%			0.88%
Cost of deposits			0.56%			0.71%

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

Income Tax Expense

For the years ended December 31, 2014 and 2013, the Company recorded income tax expense of $3.8 million. The Company’s effective tax rates for the years ended December 31, 2014 and 2013 were 36.78% and 36.18%, respectively. The increase in the effective tax rate was the result of tax exempt income being relatively lower to total income in 2014 than in 2013.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2015 AND 2014

Assets

Total assets at December 31, 2015 of $1.14 billion increased $60.5 million compared to total assets of $1.08 billion at December 31, 2014. The increase in total assets was primarily attributable to growth in securities and loans partially offset by declines in cash.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change

Cash and due from banks	$9,059	$17,275	$(8,216)	(47.6)%
Federal funds sold	225	965	(740)	(76.7)%
Interest-bearing deposits with banks	1,855	3,133	(1,278)	(40.8)%
Securities available for sale (AFS), at fair value	35,116	41,939	(6,823)	(16.3)%
Securities held to maturity (HTM), at amortized cost	109,420	84,506	24,914	29.5%
FHLB and FRB stock - at cost	6,931	6,434	497	7.7%
Loans receivable - net of ALLL	909,200	862,409	46,791	5.4%
Premises and equipment, net	20,156	20,586	(430)	(2.1)%
Premises and equipment held for sale	2,000	-	2,000	n/a
Other real estate owned (OREO)	9,449	5,883	3,566	60.6%
Accrued interest receivable	3,218	3,036	182	6.0%
Investment in bank owned life insurance	27,836	27,021	815	3.0%
Other assets	8,867	9,691	(824)	(8.5)%
Total Assets	$1,143,332	$1,082,878	$60,454	5.6%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $46.8 million from $862.4 million at December 31, 2014 to $909.2 million at December 31, 2015, due primarily to increases in loans for commercial real estate.

Details of the Company’s loan portfolio are presented below:

(dollars in thousands)	December 31, 2015%		December 31, 2014%

Commercial real estate	$613,479	66.76%	$561,080	64.34%
Residential first mortgages	149,967	16.32%	152,837	17.52%
Construction and land development	36,189	3.94%	36,370	4.17%
Home equity and second mortgages	21,716	2.36%	21,452	2.46%
Commercial loans	67,246	7.32%	73,625	8.44%
Consumer loans	366	0.04%	613	0.07%
Commercial equipment	29,931	3.26%	26,152	3.00%
	918,894	100.00%	872,129	100.00%
Less:
Deferred loan fees	1,154	0.13%	1,239	0.14%
Allowance for loan losses	8,540	0.93%	8,481	0.97%
	9,694		9,720
	$909,200		$862,409

Asset Quality

(dollars in thousands, except per share amounts)	December 31, 2015	December 31, 2014	$ Change	% Change

SELECTED ASSET QUALITY DATA
Gross loans	$918,894	$872,129	$46,765	5.4%
Classified assets	43,346	54,022	(10,676)	(19.8)%
Allowance for loan losses	8,540	8,481	59	0.7%
Nonperforming loans (>=90 Days) (1)	10,740	10,263	477	4.6%
Non-accrual loans (2)	11,433	10,263	1,170	11.4%
Accruing troubled debt restructures (TDRs) (3)	13,133	13,249	(116)	(0.9)%
Other Real Estate Owned (OREO)	9,449	5,883	3,566	60.6%

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	9.35%	11.11%
Classified assets to total assets	3.79	4.99
Classified assets to risk-based capital	30.19	39.30
Allowance for loan losses to total loans at end of period	0.93	0.97
Allowance for loan losses to nonperforming loans	79.52	82.64
Net charge-offs to avg. outstanding loans	0.16	0.28
Nonperforming loans to total loans	1.17	1.18
Non-accrual loans to total loans	1.24	1.18
Non-accrual loans and TDRs to total loans	2.67	2.70
Non-accrual loans and OREO to total assets	1.83	1.49
Non-accrual loans, OREO and TDRs to total assets	2.98	2.71

(1) Nonperforming loans include all loans that are 90 days or more delinquent.

(2) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.

(3) TDR loans include both non-accrual and accruing performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.

The Company has been working in an increasingly assertive manner to reduce classified loans by using approaches that maximize the Company’s contractual rights with each individual customer relationship. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company.

Management considers classified assets to be an important measure of asset quality. Classified assets declined as a percentage of total assets and risk-based regulatory capital and in total dollars from a high point of greater than $81.9 million at September 30, 2011. Classified assets decreased $10.7 million, or 19.8%, from $54.0 million at December 31, 2014 to $43.3 million at December 31, 2015. During the fourth quarter of 2015, the Company reduced classified loans $3.5 million to $32.8 million compared to $36.3 million at September 30, 2015. Of the $3.5 million reduction in classified loans, $2.7 million was transferred to OREO. These properties include a 21 unit apartment building, 11 condo units and a commercial property. The Company is optimistic that these properties will be sold in the near term based on the current valuation, the existing market and tenant occupancy.

The following is a breakdown of the Company’s classified and special mention assets at December 31, 2015, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Classified loans
Substandard	$31,943	$46,735	$47,645	$48,676	$68,515
Doubtful	861	-	-	-	-
Loss	-	-	-	-	37
Total classified loans	32,804	46,735	47,645	48,676	68,552
Special mention loans	1,642	5,460	9,246	6,092	-
Total classified and special mention loans	$34,446	$52,195	$56,891	$54,768	$68,552

Classified loans	32,804	46,735	47,645	48,676	68,552
Classified securities	1,093	1,404	2,438	3,028	6,057
Other real estate owned	9,449	5,883	6,797	6,891	5,029
Total classified assets	$43,346	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	3.79%	4.99%	5.56%	5.97%	8.10%
Total classified assets as a percentage of Risk Based Capital	30.19%	39.30%	43.11%	59.02%	83.89%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $1.1 million from $10.3 million, or 1.18%, of total loans at December 31, 2014 to $11.4 million, or 1.24%, of total loans at December 31, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. The Company had 38 non-accrual loans at December 31, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at December 31, 2015 and December 31, 2014, four loans totaling $3.8 million and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both TDRs and non-accrual loans. At December 31, 2015, the Company had an additional three TDR loans totaling $1.7 million classified as non-accrual. At December 31, 2014, the Company had one additional TDR loan totaling $1.0 million that was non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $395,000 from $12.1 million, or 1.39% of loans, at December 31, 2014 to $11.7 million, or 1.27% of loans, at December 31, 2015. Loans 31-89 days delinquent decreased $872,000 from $1.8 million, or 0.21% of total loans, at December 31, 2014 to $948,000, or 0.10% of total loans, at December 31, 2015.

At December 31, 2015, the Company had 23 accruing TDRs totaling $13.1 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Company had specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014.

The following is a breakdown by loan classification of the Company’s TDRs at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$11,897	13	$10,438	9
Residential first mortgages	881	3	906	3
Construction and land development	4,283	5	4,376	4
Commercial loans	1,384	7	2,262	6
Commercial equipment	123	2	154	2
Total TDRs	$18,568	30	$18,136	24
Less: TDRs included in non-accrual loans	(5,435)	(7)	(4,887)	(5)
Total accrual TDR loans	$13,133	23	$13,249	19

The OREO balance was $9.4 million at December 31, 2015, an increase of $3.5 million compared to $5.9 million at December 31, 2014. This increase consisted of additions of $5.4 million offset by valuation allowances of $664,000 to adjust properties to current appraised values and $1.2 million in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans and OREO to total assets increased 34 basis points from 1.49% at December 31, 2014 to 1.83% at December 31, 2015. Non-accrual loans, OREO and TDRs to total assets increased 37 basis points from 2.71% at December 31, 2014 to 2.98% at December 31, 2015.

The allowance for loan losses was 0.93% of gross loans at December 31, 2015 and 0.97% at December 31, 2014. There was a decrease in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate. The Company decreased its general allowance as a percentage of gross loans 17 basis points from 0.92% at December 31, 2014 to 0.75% at December 31, 2015.

The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2015 and December 31, 2014, respectively.

(dollar in thousands)	December 31, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans

General Allowance	$6,932	0.75%	$8,030	0.92%
Specific Allowance	1,608	0.17%	451	0.05%
Total Allowance	$8,540	0.93%	$8,481	0.97%

The most important weighted factor in the Company’s allowance for loan loss methodology is the charge-off history of the loan portfolio. The historical loss experience factor is tracked over various time horizons for each portfolio segment. It is weighted as the most important factor of the general component of the allowance and has decreased as the Company’s charge-off history has improved.

The following table provides a six-year trend of net charge-offs as a percentage of average loans.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011	2010
Average loans	$874,186	$819,381	$741,369	$719,798	$671,242	$615,887
Net charge-offs	1,374	2,309	1,049	1,937	4,101	3,736
Net charge-offs to average loans	0.16%	0.28%	0.14%	0.27%	0.61%	0.61%

At December 31, 2015, 99%, or $138.3 million of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $119.8 million, at December 31, 2014. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the year ended December 31, 2015 and the year ended December 31, 2014, respectively. Classified securities decreased $311,000 from $1.4 million at December 31, 2014 to $1.1 million at December 31, 2015.

Gross unrealized losses on HTM and AFS securities decreased from $1.6 million at December 31, 2014 to $1.5 million at December 31, 2015 (see Note 5 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2015 and 2014 for AFS securities were $557,000 and $830,000, respectively, of amortized cost of $35.5 million and $42.6 million, respectively. Gross unrealized losses at December 31, 2015 and 2014 for HTM securities were $941,000 and $737,000, respectively, of amortized cost of $109.4 million and $84.5 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 95% of its AFS and HTM securities as asset-backed securities of GSEs, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Deposits
Non-interest-bearing deposits	$142,771	$122,195	$20,576	16.8%
Interest-bearing deposits	764,128	747,189	16,939	2.3%
Total deposits	906,899	869,384	37,515	4.3%
Short-term borrowings	36,000	2,000	34,000	1700.0%
Long-term debt	55,617	74,672	(19,055)	(25.5)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	-	23,000	n/a
Accrued expenses and other liabilities	10,033	8,263	1,770	21.4%
Total Liabilities	$1,043,549	$966,319	$77,230	8.0%

Deposits

Deposits increased by 4.3%, or $37.5 million to $906.9 million at December 31, 2015 compared to $869.4 million at December 31, 2014. Between 2012 and 2015, the Company increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Average transaction deposits for the year ended December 31, 2015 increased $65.4 million, or 15.5%, to $488.2 million compared to $422.9 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $19.7 million, or 19.6%, from $100.8 million for the year ended December 31, 2014 to $120.5 million for the year ended December 31, 2015. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 58.6% of total deposits at December 31, 2015. Details of the Company’s deposit portfolio at December 31, 2015 and December 31, 2014 are presented below:

	December 31,
	2015		2014
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$142,771	15.74%	$122,195	14.06%
Interest-bearing:
Demand	120,918	13.33%	108,350	12.46%
Money market deposits	219,956	24.25%	211,929	24.38%
Savings	47,703	5.26%	41,499	4.77%
Certificates of deposit	375,551	41.41%	385,411	44.33%
Total interest-bearing	764,128	84.26%	747,189	85.94%

Total Deposits	$906,899	100.00%	$869,384	100.00%

Transaction accounts	$531,348	58.59%	$483,973	55.67%

The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2015 and December 31, 2014 were $49.1 million and $41.7 million, respectively. Reciprocal brokered deposits at December 31, 2015 and December 31, 2014 were $61.1 million and $41.6 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Borrowings

Long-term debt and short-term borrowings increased $14.9 million from $76.7 million at December 31, 2014 to $91.6 million at December 31, 2015. During the year ended December 31, 2015, the Company paid off a net of $19.1 million in Federal Home Loan Bank (“FHLB”) long-term debt reducing the balance to $55.6 million at December 31, 2015. Short-term borrowings increased $34.0 million to $36.0 million at December 31, 2015. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2015 and 2014, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The table below sets forth information about long-term debt and short-term borrowings for the years indicated. Junior subordinated debentures of $12 million and subordinated notes of $23.0 million are not included in the below table. For more information on borrowings, see Notes 11, 16 and 17 in the Consolidated Financial Statements.

	At or for the Year Ended December 31,
(dollars in thousands)	2015	2014	2013

Long-term debt
Long-term debt outstanding at end of period	$55,617	$74,672	$70,476
Weighted average rate on outstanding long-term debt	2.47%	2.35%	2.49%
Maximum outstanding long-term debt of any month end	74,668	75,471	70,519
Average outstanding long-term debt	68,924	74,714	68,996
Approximate average rate paid on long-term debt	2.26%	2.39%	2.53%

Short-term borrowings
Short-term borrowings outstanding at end of period	$36,000	$2,000	$-
Weighted average rate on short-term borrowings	0.38%	0.31%	0.00%
Maximum outstanding short-term borrowings at any month end	36,000	15,000	24,000
Average outstanding short-term borrowings	13,463	4,344	4,278
Approximate average rate paid on short-term borrowings	0.27%	0.28%	0.33%

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change

Preferred Stock at par of $1,000	$-	$20,000	$(20,000)	(100.0)%
Common Stock at par of $0.01	46	47	(1)	(2.1)%
Additional paid in capital	46,809	46,416	393	0.8%
Retained earnings	53,495	50,936	2,559	5.0%
Accumulated other comprehensive loss	(251)	(378)	127	(33.6)%
Unearned ESOP shares	(316)	(462)	146	(31.6)%
Total Stockholders' Equity	$99,783	$116,559	$(16,776)	(14.4)%

During the year ended December 31, 2015, stockholders’ equity decreased $16.8 million to $99.8 million. The decrease in stockholders’ equity was due to the $20.0 million payoff of SBLF preferred stock as described below, quarterly common dividends paid of $1.8 million, quarterly preferred stock dividends paid of $73,000 and repurchases of common stock of $1.8 million. These decreases to capital were partially offset by increases to equity from net income of $6.3 million, net stock related activities related to stock-based compensation and the exercise of options of $497,000 and a current year decrease in accumulated other comprehensive loss of $127,000. Common stockholders' equity of $99.8 million at December 31, 2015 resulted in a book value of $21.48 per common share compared to $20.53 at December 31, 2014. The Company remains well-capitalized at December 31, 2015 with a Tier 1 capital to average assets ratio of 10.01%.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.

During the year ended December 31, 2015, the Company performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 18 of the Consolidated Financial Statements.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB.

At December 31, 2015 and 2014, the Bank had $73.5 million and $36.3 million, respectively, in loan commitments outstanding. Certificates of deposit due within one year of December 31, 2015 and 2014 totaled $230.6 million or 61.4% and $240.6 million or 62.4%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. Its principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 30% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities. In addition, the Bank has established lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 11 in the Consolidated Financial Statements.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Comparison for the Years Ending December 31, 2015 and 2014

Cash and cash equivalents as of December 31, 2015 totaled $11.1 million, a decrease of $10.2 million, or 47.9%, from the December 31, 2014 total of $21.4 million. The decrease in cash was primarily due to more cash used in investing activities in 2015 compared to 2014 partially offset by more cash provided by operating activities in 2015 compared to 2014. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2015, all financing activities provided $51.9 million in cash compared to $52.7 million in cash provided for the same period in 2014. The Company provided $794,000 less cash for financing activities in the year ended December 31, 2015 compared to the year ended December 31, 2014. The slight decrease in cash provided for the comparable periods was primarily the result of a decrease in the rate of deposit growth of $10.6 million, a net reduction in long-term debt of $23.3 million, partially offset by net increases in short-term borrowings of $32.0 million and a net increase of $3.0 million in proceeds due to the subordinated note raise of $23.0 million offset by the SBLF payoff of $20 million. Additionally, the Company used $1.8 million in cash to repurchase common stock during 2015 and other financing activities decreased cash provided $142,000.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2015, the level of net cash used in investing increased to $74.6 million from $66.4 million in 2014. The increase in cash used in investing activity of $8.2 million in 2015 was due to a reduction in net proceeds received on security transactions of $26.6 million primarily due to more investment purchases for the year ended December 31, 2015 than the comparable period of 2014. Additionally, the Bank sold some securities during 2014. The result of these securities activities was that the Bank was a net purchaser of securities of $18.6 million in 2015 compared to a net seller of securities of $8.0 million in 2014. Additional cash of $1.1 million was used to purchase premises and equipment in the year ended December 31, 2015 compared to 2014. During the same comparable period, net proceeds from the sale of OREO and other assets decreased $2.5 million. These increases to cash used were partially offset by decreases to cash used of $22.1 million due to $7.0 million from BOLI purchased in 2014 that was not purchased in 2015 and a net increase in cash provided of $15.1 million from loan activities. The principal collected on loans increased $12.0 million from $193.1 million for the year ended December 31, 2014 to $205.1 million for the year ended December 31, 2015. Less cash was used to fund loans as loans originated or acquired decreased $3.1 million from $262.0 million for the year ended December 31, 2014 to $258.9 million for the year ended December 31, 2015.

Operating activities provided cash of $12.5 million for the year ended December 31, 2015 compared to $10.6 million of cash provided for the same period of 2014. Cash increased by $1.9 million primarily due to an increase in accrued expenses and other liabilities, decreases in deferred income taxes and other assets partially offset by a decrease in the provision for loan losses.

Comparison for the Years Ending December 31, 2014 and 2013

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

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(25.00)%	(20.00)%	(15.00)%	(10.00)%	(10.00)%	(15.00)%	(20.00)%	(25.00)%

December 31, 2015	2.62%	1.74%	0.79%	(0.20)%	1.11%	(0.38)%	N/A	N/A

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00)%	(30.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(30.00)%	(40.00)%

December 31, 2015	(6.17)%	(3.71)%	(1.49)%	(0.03)%	(0.79)%	(4.32)%	N/A	N/A

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America and to general practices within the banking industry, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For a discussion of these agreements, including collateral and other arrangements, see Note 13 in the Consolidated Financial Statements.

For the years ended December 31, 2015 and 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements.

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2015 (In thousands)

Short-term debt obligations	$36,000	$36,000	$-	$-	$-
Long-term debt obligations	55,617	5,000	30,000	10,000	10,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	375,551	230,559	129,073	15,919	-
Operating lease obligations (1)	6,263	705	1,305	823	3,430
Purchase Obligations (2)	7,364	1,886	3,937	1,541	-
Total	$515,795	$274,150	$164,315	$28,283	$49,047

(1) Payments are for lease of real property.
(2) Represents payments for data processing under contract based on average monthly service charges for 2015.

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2015. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The 2015 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani

William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 10, 2016	March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

Waldorf, Maryland

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Community Financial Corporation as of December 31, 2015 and 2014, and the results of their consolidated operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Stegman and Company

Baltimore, Maryland
March 10, 2016

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$9,059	$17,275
Federal funds sold	225	965
Interest-bearing deposits with banks	1,855	3,133
Securities available for sale (AFS), at fair value	35,116	41,939
Securities held to maturity (HTM), at amortized cost	109,420	84,506
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,931	6,434
Loans receivable - net of allowance for loan losses of $8,540 and $8,481	909,200	862,409
Premises and equipment, net	20,156	20,586
Premises and equipment held for sale	2,000	-
Other real estate owned (OREO)	9,449	5,883
Accrued interest receivable	3,218	3,036
Investment in bank owned life insurance	27,836	27,021
Other assets	8,867	9,691
Total Assets	$1,143,332	$1,082,878

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$142,771	$122,195
Interest-bearing deposits	764,128	747,189
Total deposits	906,899	869,384
Short-term borrowings	36,000	2,000
Long-term debt	55,617	74,672
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	-
Accrued expenses and other liabilities	10,033	8,263
Total Liabilities	1,043,549	966,319

Stockholders' Equity
Preferred Stock, Senior Non-Cumulative Perpetual, Series C - par value $1,000; authorized and issued 20,000 at December 31, 2014 and none at December 31, 2015	-	20,000
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,645,429 and 4,702,715 shares, respectively	46	47
Additional paid in capital	46,809	46,416
Retained earnings	53,495	50,936
Accumulated other comprehensive loss	(251)	(378)
Unearned ESOP shares	(316)	(462)
Total Stockholders' Equity	99,783	116,559
Total Liabilities and Stockholders' Equity	$1,143,332	$1,082,878

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts )	2015	2014	2013
Interest and Dividend Income
Loans, including fees	$41,386	$39,475	$37,196
Taxable interest and dividends on investment securities	2,473	2,270	2,466
Interest on deposits with banks	14	14	16
Total Interest and Dividend Income	43,873	41,759	39,678

Interest Expense
Deposits	4,152	4,586	5,581
Short-term borrowings	37	12	14
Long-term debt	3,156	2,100	2,051
Total Interest Expense	7,345	6,698	7,646

Net Interest Income	36,528	35,061	32,032
Provision for loan losses	1,433	2,653	940
Net Interest Income After Provision For Loan Losses	35,095	32,408	31,092

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	315	368	391
Gain on sale of asset	19	7	11
Net (losses) gains on sale of OREO	(20)	322	179
Net gains on sale of investment securities	4	19	-
Loss on premises and equipment held for sale	(426)	-	-
Income from bank owned life insurance	815	671	620
Service charges	2,488	2,213	2,346
Gain on sale of loans held for sale	104	493	627
Total Noninterest Income	3,299	4,093	4,174

Noninterest Expense
Salary and employee benefits	16,366	15,851	14,521
Occupancy expense	2,427	2,371	2,139
Advertising	583	545	477
Data processing expense	2,044	1,556	1,289
Professional fees	1,323	1,129	1,095
Depreciation of furniture, fixtures, and equipment	810	753	765
Telephone communications	188	185	200
Office supplies	157	204	226
FDIC Insurance	799	709	1,115
OREO valuation allowance and expenses	1,059	386	787
Other	2,662	2,546	2,230
Total Noninterest Expense	28,418	26,235	24,844

Income before income taxes	9,976	10,266	10,422
Income tax expense	3,633	3,776	3,771
Net Income	$6,343	$6,490	$6,651
Preferred stock dividends	23	200	200
Net Income Available to Common Stockholders	$6,320	$6,290	$6,451

Earnings Per Common Share
Basic	$1.36	$1.35	$1.90
Diluted	$1.35	$1.35	$1.88
Cash dividends paid per common share	$0.40	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Net Income	$6,343	$6,490	$6,651
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $85, $300 and $(617), respectively	131	681	(1,196)

Reclassification adjustment for losses included in net income, net of tax benefit of $2, $1 and $0, respectively	(4)	(2)	-
Comprehensive Income	$6,470	$7,169	$5,455

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

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

Years Ended December 31, 2015, 2014 and 2013

(continued)

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

(continued)

					Accumulated
	SBLF				Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2015	$20,000	$47	$46,416	$50,936	$(378)	$(462)	$116,559
Comprehensive Income
Net Income	-	-	-	6,343	-	-	6,343
Unrealized holding loss on investment securities net of tax of $83	-	-	-	-	127	-	127
Total Comprehensive Income							6,470

Cash dividend at $0.40 per common share	-	-	-	(1,843)	-	-	(1,843)
Preferred stock dividends	-	-	-	(73)	-	-	(73)
Dividend Reinvestment	-	-	42	(42)	-	-	-
Redemption of SBLF Loan	(20,000)	-	-	-	-	-	(20,000)
Net change in unearned ESOP shares	-	-	-	-	-	146	146
Repurchase of common stock	-	(1)	-	(1,826)	-	-	(1,827)
Stock Based Compensation	-	-	319	-	-	-	319
Tax effect of the ESOP dividend	-	-	32	-	-	-	32
Balance at December 31, 2015	$-	$46	$46,809	$53,495	$(251)	$(316)	$99,783

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Cash Flows from Operating Activities
Net income	$6,343	$6,490	$6,651
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,433	2,653	940
Depreciation and amortization	1,439	1,299	1,274
Provision for loss on premises held for sale	426	-	-
Loans originated for resale	(4,192)	(13,579)	(23,283)
Proceeds from sale of loans originated for sale	4,296	13,990	23,773
Gain on sale of loans held for sale	(104)	(493)	(627)
Net loss (gains) on the sale of OREO	20	(322)	(179)
Losses (gains) on sales of HTM investment securities	1	(11)	-
Gains on sales of AFS investment securities	(5)	(8)	-
Gain on sale of asset	(19)	(7)	(11)
Net amortization of premium/discount on investment securities	245	344	540
Increase in OREO valuation allowance	664	234	601
Increase in cash surrender of bank owned life insurance	(815)	(671)	(620)
Increase (decrease) in deferred income tax benefit	(750)	1,138	(117)
Increase in accrued interest receivable	(182)	(62)	(70)
Stock based compensation	319	191	216
Decrease in deferred loan fees	85	265	307
Increase (decrease) in accrued expenses and other liabilities	1,770	(1,060)	489
Decrease (increase) in other assets	1,523	242	(1,377)
Net Cash Provided by Operating Activities	12,497	10,633	8,507

Cash Flows from Investing Activities
Purchase of AFS investment securities	(2,084)	(3,253)	(13,517)
Proceeds from redemption or principal payments of AFS investment securities	8,986	8,111	10,476
Purchase of HTM investment securities	(42,949)	(16,230)	(11,683)
Proceeds from maturities or principal payments of HTM investment securities	17,860	14,020	37,551
Net increase of FHLB and FRB stock	(497)	(842)	(117)
Purchase of bank owned life insurance policies	-	(7,000)	-
Loans originated or acquired	(258,844)	(261,971)	(275,037)
Principal collected on loans	205,100	193,113	220,810
Purchase of premises and equipment	(3,450)	(2,355)	(1,035)
Proceeds from sale of OREO	1,184	3,742	1,300
Proceeds from sale of HTM investment securities	66	4,153	-
Proceeds from sale of AFS investment securities	-	2,056	-
Proceeds from disposal of asset	34	20	11

Net Cash Used in Investing Activities	(74,594)	(66,436)	(31,241)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Cash Flows from Financing Activities
Net increase in deposits	$37,515	$48,089	$1,064
Proceeds from long-term debt	-	5,000	15,000
Payments of long-term debt	(19,055)	(804)	(5,051)
Net increase in short term borrowings	34,000	2,000	(1,000)
Exercise of stock options	-	226	317
Proceeds from public offering	-	-	27,387
Proceeds from subordinated notes	23,000	-	-
Redemption of Small Business Lending Fund Preferred Stock	(20,000)	-	-
Dividends paid	(1,916)	(2,055)	(1,579)
Net change in unearned ESOP shares	146	201	355
Repurchase of common stock	(1,827)	-	(536)
Net Cash Provided by Financing Activities	51,863	52,657	35,957
(Decrease) Increase in Cash and Cash Equivalents	$(10,234)	$(3,146)	$13,223
Cash and Cash Equivalents - January 1	21,373	24,519	11,296
Cash and Cash Equivalents - December 31	$11,139	$21,373	$24,519

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$6,799	$6,661	$7,648
Income taxes	$3,604	$3,732	$4,069

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$319	$182	$249
Transfer from loans to OREO	$5,436	$2,742	$1,852
Transfer of OREO to loans	$-	$1,000
Transfer from premises and equipment to premises and equipment held for sale	$2,426	$-	$-

See notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain reclassifications have been made in the Consolidated Financial Statements for 2014 to conform to the classification presented in 2015.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and Annapolis, Maryland, and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

The Bank conducts business through its main office in Waldorf, Maryland, and eleven branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Company’s second branch in Fredericksburg is scheduled to open during the first quarter of 2016.

The Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The transaction closed in the first quarter of 2016. The Company’s 2015 operating results reflect the financial impact of the transaction. See Note 10 for additional information.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the Fredericksburg area of Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Notes 5 and 6 discuss the types of securities and loans held by the Company. The Company does not have significant concentration in any one customer or industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2015, 2014 and 2013. Securities not classified as held to maturity or trading securities, including equity securities with readily determinable fair values, are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Debt securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary impairment (“OTTI”). The term other-than-temporary is not necessarily intended to indicate a permanent decline in value. It means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under accounting guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The Company does not evaluate declines in the value of securities of Government Sponsored Enterprises (“GSEs”) or investments backed by the full faith and credit of the United States government (e.g. US Treasury Bills), for other-than-temporary impairment.

Loans Held for Sale

Residential mortgage loans intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Fair value is derived from secondary market quotations for similar instruments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

The Company exited the residential mortgage origination line of business in April 2015 for individual owner occupied residential first mortgages and established third party sources to supply its residential whole loan portfolio. The Company continues to underwrite non-owner occupied residential loans. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2015 and 2014, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive arrangements to attract and retain key personnel in order to promote the success of the business. In May 2015, the 2015 Equity Compensation Plan (the “2015 plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. The 2015 plan replaced the 2005 Equity Compensation Plan.

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

ASU 2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2015-16 - Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2016-1 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive gain (loss) for the years ended December 31, 2015, 2014 and 2013. The Company’s comprehensive gains and losses were solely for securities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$216	$85	$131	$981	$300	$681	$(1,813)	$(617)	$(1,196)
Reclassification adjustments	(6)	(2)	(4)	(3)	(1)	(2)	-	-	-
Other comprehensive gain (loss)	$210	$83	$127	$978	$299	$679	$(1,813)	$(617)	$(1,196)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(378)	$(1,057)	$139
Other comprehensive gain (loss) before reclassifications	131	681	(1,196)
Amounts reclassified from accumulated other comprehensive income	(4)	(2)	-
Net other comprehensive gain (loss)	127	679	(1,196)
End of period	$(251)	$(378)	$(1,057)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of December 31, 2015, 2014 and 2013, there were 21,211, 87,435 and 184,201 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at December 31, 2015 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At December 31, 2015 there were 37,048 unvested shares of restricted stock. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Years Ended
	December 31,
(dollars in thousands)	2015	2014	2013
Net Income	$6,343	$6,490	$6,651
Less: dividends paid and accrued on preferred stock	(23)	(200)	(200)
Net income available to common shareholders	$6,320	$6,290	$6,451

Weighted average number of common shares outstanding	4,639,700	4,646,424	3,402,432
Dilutive effect of common stock equivalents	37,048	8,703	24,361
Weighted average number of shares used to calculate diluted EPS	4,676,748	4,655,127	3,426,793

NOTE 4 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2015 and 2014, these reserve balances amounted to $797,000 and $500,000, respectively.

NOTE 5 – SECURITIES

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$22	$4	$-	$26
Residential Collateralized Mortgage Obligations ("CMOs")	31,182	39	557	30,664
Corporate equity securities	37	2	-	39
Bond mutual funds	4,289	98	-	4,387
Total securities available for sale	$35,530	$143	$557	$35,116

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,085	$552	$242	$34,395
Residential CMOs	73,492	278	599	73,171
Asset-backed securities issued by Others:
Residential CMOs	1,093	-	100	993
Total debt securities held to maturity	108,670	830	941	108,559

U.S. government obligations	750	-	-	750
Total securities held to maturity	$109,420	$830	$941	$109,309

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$33	$4	$-	$37
Residential CMOs	38,294	77	830	37,541
Corporate equity securities	37	3	-	40
Bond mutual funds	4,199	122	-	4,321
Total securities available for sale	$42,563	$206	$830	$41,939

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$19,501	$767	$45	$20,223
Residential CMOs	62,683	379	580	62,482
Asset-backed securities issued by Others:
Residential CMOs	1,472	-	112	1,360
Total debt securities held to maturity	83,656	1,146	737	84,065

U.S. government obligations	850	-	-	850
Total securities held to maturity	$84,506	$1,146	$737	$84,915

At December 31, 2015, certain asset-backed securities with an amortized cost of $21.4 million were pledged to secure certain deposits. At December 31, 2015, asset-backed securities with an amortized cost of $1.9 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2015, 99% of the asset-backed securities portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs had an average life of 4.39 years and average duration of 4.04 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs had an average life of 5.07 years and average duration of 4.58 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2015, 2014 and 2013.

During the year ended December 31, 2015, the Company recognized net gains on the sale of securities of $4,000, which consisted of the sale of one HTM security with a carrying value of $67,000 and the call of an AFS agency bond with a carrying value of $2.0 million. These sales resulted in a loss of $1,000 for the HTM security and a gain of $5,000 for the AFS security. During the year ended December 31, 2014, the Company recognized net gains on the sale of securities of $19,000. The Company sold five AFS securities with aggregate carrying values of $2.1 million and 12 HTM securities with aggregate carrying values of $4.2 million, recognizing gains of $8,000 and $11,000, respectively. There were no sales of AFS and HTM securities during the year ended December 31, 2013.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2015 were as follows:

December 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$4,658	$28	$17,344	$529	$22,002	$557

At December 31, 2015, the AFS investment portfolio had an estimated fair value of $35.1 million, of which $22.0 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $557,000 of the portfolio amortized cost of $31.2 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.45 years and an average duration of 4.04 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2015 were as follows:

December 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$36,337	$346	$16,431	$495	$52,768	$841
Asset-backed securities issued by other	-	-	992	100	992	100
	$36,337	$346	$17,423	$595	$53,760	$941

At December 31, 2015, the HTM investment portfolio had an estimated fair value of $109.3 million, of which $53.8 million of the securities had some unrealized losses from their amortized cost. Of these securities, $52.8 million were asset-backed securities issued by GSEs and the remaining $992,000 were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $841,000 of the portfolio amortized cost of $107.6 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.42 years and an average duration of 4.78 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $100,000 of the portfolio amortized cost of $1.1 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 4.04 years and an average duration of 3.29 years.

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

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2015 and 2014 by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
December 31, 2015		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,289	$4,387	$-	$-
U.S. government obligations	-	-	750	750

Asset-backed securities
Within one year	6,075	5,975	21,850	21,828
Over one year through five years	15,355	15,102	50,895	50,843
Over five years through ten years	7,727	7,600	23,259	23,235
After ten years	2,047	2,013	12,666	12,653
Total asset-backed securities	31,204	30,690	108,670	108,559

	$35,493	$35,077	$109,420	$109,309

	Available for Sale		Held to Maturity
December 31, 2014		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,198	$4,320	$-	$-
U.S. government obligations	-	-	850	850

Asset-backed securities
Within one year	8,084	7,926	20,647	20,748
Over one year through five years	19,708	19,323	44,575	44,793
Over five years through ten years	8,671	8,501	14,299	14,369
After ten years	1,865	1,829	4,135	4,155
Total asset-backed securities	38,328	37,579	83,656	84,065

	$42,526	$41,899	$84,506	$84,915

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities and agency bonds issued by GSEs and others at December 31, 2015 and 2014 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2015		December 31, 2014
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$138,267	AAA	$119,762
BBB	-	BBB	68
BB	518	BB	695
BB-	-	BB-	-
B+	575	B+	-
CCC+	-	CCC+	709
Total	$139,360	Total	$121,234

NOTE 6 – LOANS

Loans consist of the following:

(dollars in thousands)	December 31, 2015	December 31, 2014

Commercial real estate	$613,479	$561,080
Residential first mortgages	149,967	152,837
Construction and land development	36,189	36,370
Home equity and second mortgages	21,716	21,452
Commercial loans	67,246	73,625
Consumer loans	366	613
Commercial equipment	29,931	26,152
	918,894	872,129
Less:
Deferred loan fees	1,154	1,239
Allowance for loan losses	8,540	8,481
	9,694	9,720

	$909,200	$862,409

At December 31, 2015 and 2014, the Bank’s allowance for loan losses totaled $8.5 million, or 0.93% and 0.97%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.3% and 4.4% of the CRE portfolio at December 31, 2015 and 2014, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $33.6 million or 3.7% of gross loans of $918.9 million at December 31, 2015 compared to $27.4 million or 3.1% of total gross loans of $872.1 million at December 31, 2014.

Construction and Land Development

The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building.

A decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market has made it difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. These loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the consumer operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable, or other security as determined by the Bank.

Commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Consumer Loans

Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans have greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

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

Non-accrual and Past Due Loans

Non-accrual loans as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$3,480	11	$-	-	$3,480	11
Residential first mortgages	1,948	7	-	-	1,948	7
Construction and land development	3,555	3	-	-	3,555	3
Home equity and second mortgages	48	3	-	-	48	3
Commercial loans	1,361	8	693	2	2,054	10
Commercial equipment	348	4	-	-	348	4
	$10,740	36	$693	2	$11,433	38

	December 31, 2014
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$3,824	11	$-	-	$3,824	11
Residential first mortgages	533	2	-	-	533	2
Construction and land development	3,634	2	-	-	3,634	2
Home equity and second mortgages	399	6	-	-	399	6
Commercial loans	1,587	6	-	-	1,587	6
Commercial equipment	286	4	-	-	286	4
	$10,263	31	$-	-	$10,263	31

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $1.1 million from $10.3 million or 1.18% of total loans at December 31, 2014 to $11.4 million or 1.24% of total loans at December 31, 2015. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

The Company had 38 non-accrual loans at December 31, 2015 compared to 31 non-accrual loans at December 31, 2014. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2014 included $8.8 million, or 86% of nonperforming loans, attributed to 16 loans representing six customer relationships classified as substandard. Of these loans at December 31, 2015 and December 31, 2014, four loans totaling $3.8 million and $3.9 million, respectively, represented a stalled residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest to enable the project to use available funds to build units and complete the project. The stalled development project loans are considered both troubled debt restructures (“TDRs”) and non-accrual loans. At December 31, 2015, the Company had an additional three TDR loans totaling $1.7 million classified non-accrual. At December 31, 2014, the Company had one additional TDR loan totaling $1.0 million that was non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $10.5 million and $9.3 million at December 31, 2015 and 2014, respectively. Interest due but not recognized on these balances at December 31, 2015 and 2014 was $953,000 and $781,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $902,000 and $1.0 million at December 31, 2015 and 2014, respectively. Interest due but not recognized on these balances at December 31, 2015 and 2014 was $34,000 and $64,000, respectively.

An analysis of past due loans as of December 31, 2015 and 2014 was as follows:

	December 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$609,999	$-	$-	$3,480	$3,480	$613,479
Residential first mortgages	147,720	-	299	1,948	2,247	149,967
Construction and land dev.	32,634	-	-	3,555	3,555	36,189
Home equity and second mtg.	21,603	65	-	48	113	21,716
Commercial loans	65,747	-	138	1,361	1,499	67,246
Consumer loans	365	-	1	-	1	366
Commercial equipment	29,138	152	293	348	793	29,931
Total	$907,206	$217	$731	$10,740	$11,688	$918,894

	December 31, 2014
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$556,584	$-	$672	$3,824	$4,496	$561,080
Residential first mortgages	151,375	133	796	533	1,462	152,837
Construction and land dev.	32,736	-	-	3,634	3,634	36,370
Home equity and second mtg.	20,939	90	24	399	513	21,452
Commercial loans	71,952	86	-	1,587	1,673	73,625
Consumer loans	612	1	-	-	1	613
Commercial equipment	25,848	17	1	286	304	26,152
Total	$860,046	$327	$1,493	$10,263	$12,083	$872,129

There were no loans greater than 90 days still accruing interest at December 31, 2015 and 2014, respectively.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2015 and 2014 were as follows:

	December 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$25,429	$22,634	$2,367	$25,001	$602	$25,655	$908
Residential first mortgages	4,747	4,070	676	4,746	66	4,807	177
Construction and land dev.	4,283	3,780	504	4,284	471	4,302	13
Home equity and second mtg.	154	154	-	154	-	163	8
Commercial loans	4,775	4,195	380	4,575	330	4,524	251
Commercial equipment	518	338	139	477	139	491	9
Total	$39,906	$35,171	$4,066	$39,237	$1,608	$39,942	$1,366

	December 31, 2014
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$31,812	$28,907	$2,622	$31,529	$97	$31,672	$1,258
Residential first mortgages	3,407	2,526	881	3,407	76	3,426	155
Construction and land dev.	6,402	6,102	-	6,102	-	6,474	133
Home equity and second mtg.	708	649	-	649	-	630	19
Commercial loans	7,587	7,030	406	7,436	155	7,196	252
Commercial equipment	605	373	213	586	123	623	23
Total	$50,521	$45,587	$4,122	$49,709	$451	$50,021	$1,840

TDRs, included in the impaired loan schedules above, as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$11,897	13	$10,438	9
Residential first mortgages	881	3	906	3
Construction and land development	4,283	5	4,376	4
Commercial loans	1,384	7	2,262	6
Commercial equipment	123	2	154	2
Total TDRs	$18,568	30	$18,136	24
Less: TDRs included in non-accrual loans	(5,435)	(7)	(4,887)	(5)
Total accrual TDR loans	$13,133	23	$13,249	19

At December 31, 2015, the Company had 23 accruing TDRs totaling $13.1 million compared to 19 accruing TDRs totaling $13.2 million as of December 31, 2014. The Company had specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015 and $251,000 on five TDRs totaling $2.5 million at December 31, 2014. Interest income in the amount of $508,000 and $563,000 was recognized on outstanding TDR loans for the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014 the Company added 10 TDR loans totaling $3.2 million and 19 TDR loans totaling $16.6 million, respectively. TDR disposals, which included payoffs and refinancing with other institutions for the years ended December 31, 2015 and 2014 decreased by four loans or $2.1 million and eight loans or $2.4 million, respectively. TDR loan principal curtailment was $677,000 and $810,000 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the $3.2 million of TDRs added consisted primarily of commercial real estate loans. During the year ended December 31, 2014, $10.1 million of the $16.6 million of new TDRs added related to concessions granted on two substandard customer loan relationships described below. In the fourth quarter of 2014, the Bank granted concessions on two loan relationships, each of which was classified as substandard. As a result of these concessions, the Bank determined that the loans were TDRs. As such, the loans became impaired and were evaluated for impairment in accordance with Bank policy. The first loan relationship, which totaled $8.6 million, consisted of commercial real estate and construction loans. The borrower agreed to provide additional collateral to cover most of the deficiency determined as a result of the impairment analysis and the Bank charged-off $500,000 in principal. The carrying value of the loans at December 31, 2015 and 2014 were $8.1 million and $8.2 million, respectively. The second loan relationship, which totaled approximately $3.8 million, consisted of construction and land development and commercial loans. As a result of the concessions granted and the impairment analysis, the Bank charged-off $843,000 and took 11 finished residential lots into other real estate owned (“OREO”). At December 31, 2015 and 2014, the carrying value of the loans and the OREO were $1.4 million and $1.9 million, respectively and $486,000 and $757,000, respectively. Both loan relationships were current and making payments in accordance with their original contract terms before the restructuring occurred. Accordingly, the two loan relationships remained on accrual status at December 31, 2015 and 2014.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2015, 2014 and 2013 and loan receivable balances at December 31, 2015, 2014 and 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(78)	(30)	-	(100)	(432)	-	(818)	(1,458)
Recoveries	17	1	32	-	11	-	23	84
Provisions	(133)	(358)	-	69	221	(1)	1,635	1,433
Balance at December 31,	$3,882	$705	$1,103	$142	$1,477	$2	$1,229	$8,540
Ending balance: individually evaluated for impairment	$602	$66	$471	$-	$330	$-	$139	$1,608
Ending balance: collectively evaluated for impairment	$3,280	$639	$632	$142	$1,147	$2	$1,090	$6,932
Loan receivables:
Ending balance	$613,479	$149,967	$36,189	$21,716	$67,246	$366	$29,931	$918,894
Ending balance: individually evaluated for impairment	$25,001	$4,746	$4,284	$154	$4,575	$-	$477	$39,237
Ending balance: collectively evaluated for impairment	$588,478	$145,221	$31,905	$21,562	$62,671	$366	$29,454	$879,657

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at January 1,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Charge-offs	(350)	(94)	(992)	(59)	(1,134)	(3)	(10)	(2,642)
Recoveries	11	186	84	10	5	11	25	332
Provisions	890	(401)	1,395	(27)	890	(15)	(79)	2,653
Balance at December 31,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Ending balance: individually evaluated for impairment	$97	$76	$-	$-	$155	$-	$123	$451
Ending balance: collectively evaluated for impairment	$3,979	$1,016	$1,071	$173	$1,522	$3	$266	$8,030
Loan receivables:
Ending balance	$561,080	$152,837	$36,370	$21,452	$73,625	$613	$26,152	$872,129
Ending balance: individually evaluated for impairment	$31,529	$3,407	$6,102	$649	$7,436	$-	$586	$49,709
Ending balance: collectively evaluated for impairment	$529,551	$149,430	$30,268	$20,803	$66,189	$613	$25,566	$822,420

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2013
Allowance for loan losses:
Balance at January 1,	$4,092	$1,083	$533	$280	$1,948	$19	$292	$8,247
Charge-offs	(140)	(348)	(36)	(111)	(480)	(12)	(35)	(1,162)
Recoveries	-	11	1	17	23	3	58	113
Provisions	(427)	655	86	63	425	-	138	940
Balance at December 31,	$3,525	$1,401	$584	$249	$1,916	$10	$453	$8,138
Ending balance: individually evaluated for impairment	$372	$171	$55	$-	$304	$-	$83	$985
Ending balance: collectively evaluated for impairment	$3,153	$1,230	$529	$249	$1,612	$10	$370	$7,153
Loan receivables:
Ending balance	$476,648	$159,147	$32,001	$21,692	$94,176	$838	$23,738	$808,240
Ending balance: individually evaluated for impairment	$18,173	$3,401	$5,666	$207	$10,218	$24	$317	$38,006
Ending balance: collectively evaluated for impairment	$458,475	$155,746	$26,335	$21,485	$83,958	$814	$23,421	$770,234

Credit Quality Indicators

Credit quality indicators as of December 31, 2015 and 2014 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Unrated	$70,661	$74,955	$4,399	$3,108
Pass	519,330	451,256	27,507	27,160
Special mention	1,095	4,383	-	-
Substandard	22,393	30,486	3,845	6,102
Doubtful	-	-	438	-
Loss	-	-	-	-
Total	$613,479	$561,080	$36,189	$36,370

	Commercial Loans		Commercial Equipment
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Unrated	$11,281	$12,296	$10,074	$7,173
Pass	51,569	53,844	19,610	18,517
Special mention	-	49	-	-
Substandard	4,110	7,436	110	462
Doubtful	286	-	137	-
Loss	-	-	-	-
Total	$67,246	$73,625	$29,931	$26,152

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Performing	$148,019	$152,304	$21,668	$21,053	$366	$613
Nonperforming	1,948	533	48	399	-	-
Total	$149,967	$152,837	$21,716	$21,452	$366	$613

Summary of Total Classified Loans

(dollars in thousands)	12/31/2015	12/31/2014
By Internally Assigned Grade	$31,319	$44,486
By Payment Activity	1,485	2,249
Total Classified	$32,804	$46,735

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

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2015 and 2014 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2015	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2015	December 31, 2015	December 31, 2015
Real Estate Loans
Commercial	$53,502	$122,043	$437,934
Residential first mortgage	7,417	31,614	110,936
Construction and land development	27,609	5,025	3,555
Home equity and second mortgage	330	1,134	20,252
Commercial loans	67,246	-	-
Consumer loans	200	150	16
Commercial equipment	7,899	17,635	4,397
Total loans	$164,203	$177,601	$577,090

December 31, 2014	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2014	December 31, 2014	December 31, 2014
Real Estate Loans
Commercial	$114,300	$184,317	$262,463
Residential first mortgage	21,110	58,320	73,407
Construction and land development	26,867	9,503	-
Home equity and second mortgage	2,238	6,926	12,288
Commercial loans	73,625	-	-
Consumer loans	303	275	35
Commercial equipment	17,497	5,826	2,829
Total loans	$255,940	$265,167	$351,022

The following table sets forth the dollar amount of all loans due after one year from December 31, 2015 and 2014, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2015
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$114,570	$445,407	$559,977
Residential first mortgage	109,041	33,509	142,550
Construction and land development	3,555	5,025	8,580
Home equity and second mortgage	1,806	19,580	21,386
Commercial loans	-	-	-
Consumer loans	166	-	166
Commercial equipment	20,145	1,887	22,032
	$249,283	$505,408	$754,691

December 31, 2014
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$92,367	$354,413	$446,780
Residential first mortgage	105,082	26,645	131,727
Construction and land development	3,859	5,644	9,503
Home equity and second mortgage	2,362	16,852	19,214
Commercial loans	-	-	-
Consumer loans	310	-	310
Commercial equipment	6,625	2,030	8,655
	$210,605	$405,584	$616,189

Related Party Loans

Included in loans receivable were loans made to executive officers and directors of the Bank. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2015, 2014 and 2013, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Balance, beginning of period	$24,403	$16,601	$6,987
Loans and additions	6,822	407	536
Change in Directors' status	(642)	8,953	10,077
Repayments	(2,478)	(1,558)	(999)
Balance, end of period	$28,105	$24,403	$16,601

NOTE 7 – LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $63.0 million and $68.7 million at December 31, 2015 and 2014, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Balance, beginning of the year	$295	$306	$245
Additions	31	102	174
Amortization	(107)	(113)	(113)
Balance, end of the year	$219	$295	$306

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the allowance for losses. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of the activity follows.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$5,883	$6,797	$6,892
Additions of underlying property	5,436	2,742	1,852
Disposals of underlying property	(1,206)	(2,422)	(1,346)
Transfers of OREO to loans	-	(1,000)	-
Valuation allowance	(664)	(234)	(601)
Balance at end of period	$9,449	$5,883	$6,797

During the year ended December 31, 2015, the Bank recognized $20,000 in losses on the sale of OREO which consisted of the sale of eight properties for net proceeds of $1.2 million.

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

Expenses applicable to OREO assets include the following.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Valuation allowance	$664	$234	$601
Operating expenses	395	152	186
	$1,059	$386	$787

NOTE 9 – PREMISES AND EQUIPMENT AND HELD FOR SALE PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2015 and 2014 follows:

	December 31,
(dollars in thousands)	2015	2014

Land	$4,172	$5,602
Building and improvements	19,737	18,286
Furniture and equipment	8,310	7,599
Automobiles	382	444
Total cost	32,601	31,931
Less accumulated depreciation	12,445	11,345
Premises and equipment, net	$20,156	$20,586

Certain Bank facilities are leased under various operating leases. Rent expense was $701,000, $647,000 and $569,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2015:

(dollar in thousands)
2016	$705
2017	720
2018	585
2019	467
2020	356
Thereafter	3,430

Total	$6,263

The Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The required conditions were met during the three months ended September 30, 2015 to classify the asset as held for sale (“HFS”) under FASB 360-10-45-9 which addresses accounting and reporting for long-lived assets to be disposed of by sale. FASB ASC 360-10-35-43 states that a long-lived asset classified as HFS should be measured at the lower of carrying amount or fair value less cost to sell. Based on the contracted sales price, the Company recorded an impairment of $426,000 during the third quarter of 2015. The transaction closed on January 28, 2016.

NOTE 10 – DEPOSITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2015	2014
Noninterest-bearing demand	$142,771	$122,195
Interest-bearing:
Demand	120,918	108,350
Money market deposits	219,956	211,929
Savings	47,703	41,499
Certificates of deposit	375,551	385,411
Total interest-bearing	764,128	747,189

Total Deposits	$906,899	$869,384

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2015 and 2014 was $222.3 million and $216.2 million, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2015, and 2014 was $98.6 million and $83.9 million, respectively.

At December 31, 2015 and 2014, the scheduled contractual maturities of certificates of deposit are as follows:

	December 31,
(dollars in thousands)	2015	2014
Within one year	$230,559	$240,648
Year 2	96,098	87,959
Year 3	32,975	40,675
Year 4	5,454	10,042
Year 5	10,465	6,087
	$375,551	$385,411

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank’s long-term debt and short-term borrowings consist of advances from the FHLB of Atlanta. The Bank classifies debt based upon original maturity and does not reclassify debt to short-term status during its life. Long-term debt and short-term borrowings include fixed-rate long-term advances, short-term advances, daily advances, fixed-rate convertible advances, and variable-rate convertible advances.

Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
December 31, 2015
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.26%	3.47%	4.00%
Weighted average rate	1.07%	3.47%	4.00%
Matures through	2036	2018	2020

December 31, 2014
Highest rate	3.99%	3.47%	4.00%
Lowest rate	0.31%	3.47%	4.00%
Weighted average rate	1.80%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2015	2014	2013

Long-term debt
Long-term debt outstanding at end of period	$55,617	$74,672	$70,476
Weighted average rate on outstanding long-term debt	2.47%	2.35%	2.49%
Maximum outstanding long-term debt of any month end	74,668	75,471	70,519
Average outstanding long-term debt	68,924	74,714	68,996
Approximate average rate paid on long-term debt	2.26%	2.39%	2.53%

Short-term borrowings
Short-term borrowings outstanding at end of period	$36,000	$2,000	$-
Weighted average rate on short-term borrowings	0.38%	0.31%	0.00%
Maximum outstanding short-term borrowings at any month end	36,000	15,000	24,000
Average outstanding short-term borrowings	13,463	4,344	4,278
Approximate average rate paid on short-term borrowings	0.27%	0.28%	0.33%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2015 and 2014, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. Variable convertible debt is scheduled to mature in 2020. As of December 31, 2015 and 2014, all variable convertible debt has passed its call date and is fixed at 4.0%.

During the year ended December 31, 2015, the Bank paid off $19.0 million of maturing long-term debt. There were no long-term advances added during the year ended December 31, 2015. During the year ended December 31, 2014, the Bank added $2.0 million and $5.0 million fixed-rate advances maturing in 2015 and 2016 at rates of 0.31% and 0.52%, respectively. Additionally, the Bank paid off a $750,000 maturing five year fixed-rate advance. During the year ended December 31, 2013, the Bank added $10.0 million and $5.0 million fixed-rate advances maturing in 2017 and 2015 at rates of 0.87% and 0.41%, respectively.

At December 31, 2015 and 2014, $55.6 million or 100% and $74.7 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2015 and 2014:

	December 31, 2015
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2016	$5,000	$-	$-	$5,000
Due in 2017	20,000	-	-	20,000
Due in 2018	-	10,000	-	10,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Thereafter	10,617	-	-	10,617
	$35,617	$10,000	$10,000	$55,617

	December 31, 2014
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2015	$19,000	$-	$-	$19,000
Due in 2016	5,000	-	-	5,000
Due in 2017	20,000	-	-	20,000
Due in 2018	-	10,000	-	10,000
Due in 2019	-	-	-	-
Thereafter	10,672	-	10,000	20,672
	$54,672	$10,000	$10,000	$74,672

The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. Daily advances were $7.0 million at December 31, 2015. There were no daily advances outstanding at December 31, 2014. The Bank had short-term advances of $29.0 million and $2.0 million, respectively, at December 31, 2015 and 2014.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $332.8 million and $312.2 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, $365.4 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2015, FHLB lendable collateral was valued at $277.2 million. At December 31, 2015, the Bank had total lendable pledged collateral at the FHLB of $165.8 million of which $74.2 million was available to borrow in addition to outstanding advances of $91.6 million. Unpledged lendable collateral was $111.4 million, bringing total available borrowing capacity to $185.6 million at December 31, 2015.

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

Additionally, the Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $7.2 million and $10.8 million under this agreement at December 31, 2015 and 2014, respectively. In addition, the Bank has established short-term credit facilities with other commercial banks totaling $12.0 million at December 31, 2015 and 2014. No amounts were outstanding under the Borrower in Custody or commercial lines at December 31, 2015 and 2014.

NOTE 12 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Current
Federal	$3,255	$2,005	$3,043
State	1,128	699	845
	4,383	2,704	3,888

Deferred
Federal	(643)	926	(94)
State	(107)	146	(23)
	(750)	1,072	(117)
Income Tax Expense	$3,633	$3,776	$3,771

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2015		2014		2013
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$3,392	34.00%	$3,490	34.00%	$3,544	34.00%
State taxes net of federal benefit	647	6.49%	604	5.88%	577	5.54%
Nondeductible expenses	40	0.40%	39	0.38%	35	0.34%
Nontaxable income	(398)	(3.99)%	(345)	(3.36)%	(340)	(3.26)%
Other	(48)	(0.48)%	(12)	(0.12)%	(45)	(0.43)%

	$3,633	36.42%	$3,776	36.78%	$3,771	36.18%

The net deferred tax assets in the accompanying balance sheets include the following components:

	December 31,
(dollars in thousands)	2015	2014
Deferred tax assets
Deferred fees	$168	$-
Allowance for loan losses	3,369	3,346
Deferred compensation	2,332	2,181
OREO valuation allowance & expenses	507	308
Unrealized loss on investment securities	163	246
Other	442	228
	6,981	6,309
Deferred tax liabilities
FHLB stock dividends	156	156
Depreciation	56	51
	212	207

Net Deferred Tax Assets	$6,769	$6,102

Retained earnings at December 31, 2015 and 2014 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $463,000 at December 31, 2015 and 2014.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2012.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2015 and 2014, the Bank had outstanding loan commitments of approximately $73.5 million and $36.3 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $21.4 million and $16.9 million at December 31, 2015 and 2014, respectively. In addition to the commitments noted above, customers had approximately $128.8 million and $114.7 million available under lines of credit at December 31, 2015 and 2014, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2015, the 2015 Equity Compensation Plan (the “2015 plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule and the probability of achieving goals specified at the time of the grant. The 2015 plan replaced the 2005 Equity Compensation Plan.

Stock-based compensation expense totaled $319,000, $191,000 and $216,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which consisted of grants of restricted stock and restricted stock units. Stock-based compensation for the years ended December 31, 2013 included director compensation of $3,000 for stock granted in lieu of cash compensation.

All outstanding options were fully vested at December 31, 2015 and 2014. The Company has not granted any stock options since 2007. The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at December 31, 2015 and 2014.

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Expired	(66,225)	22.29

Outstanding at December 31, 2015	21,211	$27.70	$-	1.0

Exercisable at December 31, 2015	21,211	$27.70	$-	1.0

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2014	159,517	$20.12	$347
Exercised	(45,163)	15.89	207
Forfeited	(26,918)	15.89
Outstanding at December 31, 2014	87,436	$23.60	$-	1.4

Exercisable at December 31, 2014	87,436	$23.60	$-	1.4

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
December 31, 2015	Remaining Contractual Life	Exercise Price
21,211	1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at December 31, 2015 and 2014 because all options outstanding were anti-dilutive. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.96 and $20.07 per share at December 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock and stock units granted in accordance with the Plan. The following tables summarize the unvested restricted stock awards and units outstanding at December 31, 2015 and 2014, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at December 31, 2015	37,048	$19.83

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Fair Value

Nonvested at January 1, 2014	16,832	$17.86	4,210	$20.71
Granted	33,460	21.35	-	-
Vested	(20,820)	19.26	(4,210)	20.28

Nonvested at December 31, 2014	29,472	$20.83	-	$-

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended 2015, 2014 and 2013 totaled $129,000, $141,000 and $262,000, respectively. As of December 31, 2015 and 2014, the ESOP held 214,819 and 205,612 allocated shares and 19,044 and 29,362 unallocated shares. The approximate market values of the shares were $4.9 million and $4.7 million, respectively as of December 31, 2015 and 2014. The estimated value was determined using the Company’s closing stock price of $20.96 and $20.07 per share as of December 31, 2015 and 2014, respectively.

The ESOP has promissory notes with the Company of $316,000 and $489,000 at December 31, 2015 and 2014, respectively. The promissory notes were originated for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2015, 2014 and 2013, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2015, 2014 and 2013, the expense recorded for this plan totaled $332,000, $324,000 and $336,000, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $22,000, $21,000 and $20,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. These plans and benefits provide a retirement income payment for 15 years from the date of the employee’s expected retirement date. The payments are set at the discretion of the Board of Directors and vesting occurs ratably from the date of employment to the expected retirement date. Expense recorded for this plan totaled $519,000, $441,000 and $395,000 for 2015, 2014 and 2013, respectively.

NOTE 16 – GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 17 – SUBORDINATED NOTES

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

NOTE 18 – REGULATORY CAPITAL

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

As of December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company			The Bank
(dollars in thousands)		December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014

Common Equity		$99,783	$96,559		$132,571	$126,838
Preferred Stock -SBLF		-	20,000		-	-
Total Stockholders' Equity		99,783	116,559		132,571	126,838
AOCI Losses (Gains)		251	378		251	378
Common Equity Tier 1 Capital		100,034	116,937		132,822	127,216
TRUPs		12,000	12,000		-	-
Tier 1 Capital		112,034	128,937		132,822	127,216
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		8,540	8,537		8,540	8,537
Subordinated Notes		23,000	-		-	-
Tier 2 Capital		$143,574	$137,474		$141,362	$135,753

Risk-Weighted Assets ("RWA")		$984,614	$903,931		$982,347	$902,136

Average Assets ("AA")		$1,118,843	$1,053,424		$1,116,576	$1,051,627
	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	10.16%	n/a	%	13.52%	n/a	%
Tier 1 Capital to RWA	8.50	11.38	14.26		13.52	14.10
Tier 2 Capital to RWA	10.50	14.58	15.21		14.39	15.05
Tier 1 Capital to AA (Leverage)	n/a	10.01	12.24		11.90	12.10

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

NOTE 19 – FAIR VALUE MEASUREMENTS

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the years ended December 31, 2015 and 2014, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2015 and 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2015 and December 31, 2014 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$30,664	$-	$30,664	$-
MBS	26	-	26	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,387	-	4,387	-
Total available for sale securities	$35,116	$-	$35,116	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$37,541	$-	$37,541	$-
MBS	37	-	37	-
Corporate equity securities	40	-	40	-
Bond mutual funds	4,321	-	4,321	-
Total available for sale securities	$41,939	$-	$41,939	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are included in the tables below.

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,765	$-	$1,765	$-
Residential first mortgages	610	-	610	-
Construction and land development	33	-	33	-
Commercial loans	50	-	50	-
Total loans with impairment	$2,458	$-	$2,458	$-

Premises and equipment held for sale	$2,000	$-	$2,000	$-

Other real estate owned	$9,449	$-	$9,449	$-

(dollars in thousands)	December 31, 2014
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,524	$-	$2,524	$-
Residential first mortgage	805	-	805	-
Commercial loans	251	-	251	-
Commercial equipment	90	-	90	-
Total loans with impairment	$3,670	$-	$3,670	$-

Other real estate owned	$5,883	$-	$5,883	$-

Loans with impairment have unpaid principal balances of $4.0 million and $4.1 million at December 31, 2015 and 2014, respectively, and include impaired loans with a specific allowance.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at December 31, 2015 and 2014.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$35,116	$35,116	$-	$35,116	$-
Investment securities - HTM	109,420	109,309	750	108,559	-
FHLB and FRB Stock	6,931	6,931	-	6,931	-
Loans Receivable	909,200	913,506	-	913,506	-
Investment in BOLI	27,836	27,836	-	27,836	-
Liabilities
Savings, NOW and money market accounts	$531,348	$531,348	$-	$531,348	$-
Time deposits	375,551	375,376	-	375,376	-
Long-term debt	55,617	56,987	-	56,987	-
Short term borrowings	36,000	36,000	-	36,000	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2014			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$41,939	$41,939	$-	$41,939	$-
Investment securities - HTM	84,506	84,915	850	84,065	-
FHLB and FRB Stock	6,434	6,434	-	6,434	-
Loans Receivable	862,409	861,427	-	861,427	-
Investment in BOLI	27,021	27,021	-	27,021	-
Liabilities
Savings, NOW and money market accounts	$483,973	$483,973	$-	$483,973	$-
Time deposits	385,411	386,510	-	386,510	-
Long-term debt	74,672	77,919	-	77,919	-
Short term borrowings	2,000	2,000	-	2,000	-
TRUPs	12,000	7,400	-	7,400	-

At December 31, 2015 and 2014, the Company had outstanding loan commitments and standby letters of credit of $73.5 million and $36.3 million, respectively, and $21.4 million and $16.9 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 21 – CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets
	December 31,
(dollars in thousands)	2015	2014
Assets
Cash - noninterest bearing	$1,541	$1,064
Investment in wholly owned subsidiaries	132,943	127,210
Other assets	1,895	1,423
Total Assets	$136,379	$129,697

Liabilities and Stockholders' Equity
Current liabilities	$1,224	$766
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 6.25%	23,000	-
Total Liabilities	36,596	13,138

Stockholders' Equity
Preferred Stock - Series C	-	20,000
Common stock	46	47
Additional paid in capital	46,809	46,416
Retained earnings	53,495	50,936
Accumulated other comprehensive loss	(251)	(378)
Unearned ESOP shares	(316)	(462)
Total Stockholders’ Equity	99,783	116,559

Total Liabilities and Stockholders’ Equity	$136,379	$129,697

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Interest and Dividend Income
Dividends from subsidiary	$2,775	$3,500	$-
Interest income	51	6	46
Interest expense	1,599	312	305
Net Interest Income (Expense)	1,227	3,194	(259)
Miscellaneous expenses	(1,421)	(1,427)	(825)
Income (Loss) before income taxes and equity in
undistributed net income of subsidiary	(194)	1,767	(1,084)
Federal and state income tax benefit	1,009	589	368
Equity in undistributed net income of subsidiary	5,528	4,134	7,367
Net Income	$6,343	$6,490	$6,651
Preferred stock dividends	23	200	200
Net Income Available to Common Shareholders	$6,320	$6,290	$6,451

Condensed Statements of Cash Flows
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$6,343	$6,490	$6,651
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(5,528)	(4,134)	(7,367)
Stock based compensation	139	191	216
(Increase) Decrease in other assets	(284)	(259)	1,730
Decrease (Increase) deferred income tax benefit	23	162	(26)
(Decrease) Increase in current liabilities	459	(145)	67
Net Cash Provided by Operating Activities	1,152	2,305	1,271

Cash Flows from Financing Activities
Dividends paid	(1,916)	(2,055)	(1,579)
Proceeds from public offering	-	-	27,387
Downstream of capital to subsidiary	(78)	(15)	(27,474)
Proceeds from Subordinated Notes	23,000	-	-
Redemption of Small Business Lending Fund Preferred Stock	(20,000)	-	-
Exercise of stock options	-	226	317
Net change in ESOP loan	146	201	355
Repurchase of common stock	(1,827)	-	(536)
Net Cash Used in Financing Activities	(675)	(1,643)	(1,530)
Increase (Decrease) in Cash	477	662	(259)
Cash at Beginning of Year	1,064	402	661
Cash at End of Year	$1,541	$1,064	$402

NOTE 22 – QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2015
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,208	$11,002	$10,935	$10,728
Interest expense	1,860	1,918	1,902	1,665
Net interest income	9,348	9,084	9,033	9,063
Provision for loan losses	362	501	392	178
Net interest income after provision	8,986	8,583	8,641	8,885

Noninterest income	909	466	962	962
Noninterest expense	7,556	7,031	6,888	6,943

Income before income taxes	2,339	2,018	2,715	2,904
Provision for income taxes	811	735	1,004	1,083
Net Income (NI)	$1,528	$1,283	$1,711	$1,821
Preferred stock dividends	-	-	-	23
NI Available to Common Stockholders	$1,528	$1,283	$1,711	$1,798

Earnings Per Common Share[1]
Basic	$0.33	$0.28	$0.37	$0.38
Diluted	$0.33	$0.27	$0.37	$0.38

	2014
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,663	$10,667	$10,254	$10,175
Interest expense	1,610	1,663	1,684	1,741
Net interest income	9,053	9,004	8,570	8,434
Provision for loan losses	1,502	385	563	203
Net interest income after provision	7,551	8,619	8,007	8,231

Noninterest income	1,225	1,118	855	895
Noninterest expense	6,652	6,485	6,767	6,331

Income before income taxes	2,124	3,252	2,095	2,795
Provision for income taxes	579	1,363	760	1,074
Net Income (NI)	$1,545	$1,889	$1,335	$1,721
Preferred stock dividends	50	50	50	50
NI Available to Common Stockholders	$1,495	$1,839	$1,285	$1,671

Earnings Per Common Share[1]
Basic	$0.32	$0.40	$0.28	$0.36
Diluted	$0.32	$0.39	$0.28	$0.36

123

	2013
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,112	$9,975	$9,750	$9,841
Interest expense	1,732	1,873	2,018	2,023
Net interest income	8,380	8,102	7,732	7,818
Provision for loan losses	300	286	200	154
Net interest income after provision	8,080	7,816	7,532	7,664

Noninterest income	797	1,119	1,069	1,189
Noninterest expense	6,348	6,245	6,107	6,144

Income before income taxes	2,529	2,690	2,494	2,709
Provision for income taxes	885	987	909	990
Net Income (NI)	$1,644	$1,703	$1,585	$1,719
Preferred stock dividends	50	50	50	50
NI Available to Common Stockholders	$1,594	$1,653	$1,535	$1,669

Earnings Per Common Share[1]
Basic	$0.35	$0.55	$0.51	$0.55
Diluted	$0.35	$0.55	$0.51	$0.54

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

(d) Equity Compensation Plan Information

The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the the 2015 Equity Compensation Plan (the “2015 plan”), The 2015 plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. The following table sets forth certain information with respect to the remaining options from the 2005 Equity Compensation Plan as of December 31, 2015.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	21,211	$27.70	-

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

Item 15.  Exhibits and Financial Statement Schedules

(a)   List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012

3.3	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010

3.4	Amended and Restated Bylaws of The Community Financial Corporation	Form 8-K as filed on February 10, 2016.

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015

10.1*	Tri-County Financial Corporation 1995 Stock Option and Incentive Plan, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.2*	Tri-County Financial Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.3*	Employment Agreement with Michael L. Middleton	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.4*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated	Form 8-K as filed on February 10, 2016.

10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.15*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.17*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013

10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.24*	Securities Purchase Agreement dated September 22, 2011, between Tri-County Financial Corporation and the Secretary of the United States Department of the Treasury	Form 8-K as filed on September 23, 2011

10.25*	Repurchase Letter dated September 22, 2011 between Tri-County Financial Corporation and the United States Department of the Treasury with respect to the Series A Preferred Stock and Series B Preferred Stock	Form 8-K as filed on September 23, 2011

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011

10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.29*	Employment Agreement with Michael L. Middleton dated July 1, 2014	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.30*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.31*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Definitive Proxy Statement as filed on March 25, 2015.

10.33*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Todd L. Capitani, as amended

10.34*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with James Burke, as amended

10.35*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014, with Todd L. Capitani

10.36*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014, with James Burke

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011

10.38*	Split Dollar Agreement with James Burke dated March 15, 2011

10.39*	Employment Agreement with Todd L. Capitani dated April 23, 2013

10.40*	Employment Agreement James Burke dated April 20, 2007, as amended on November 24, 2008 and April 23, 2013

10.41*	Salary Continuation Agreement between James M. Burke and Community Bank of Tri-County, dated August 21, 2006, as amended on April 13, 2007 and December 30, 2007

10.42*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Michael L. Middleton

10.43*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Michael L. Middleton dated January 12, 2004

10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004

10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011

14.0	Code of Ethics

21.0	List of Subsidiaries

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 10, 2016	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Executive Chairman		Director, President and Chief Executive Officer
(Principal Executive Officer)

	Date: March 10, 2016		Date: March 10, 2016

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

	Date: March 10, 2016		Date: March 10, 2016

By:	/s/Louis P. Jenkins, Jr	By:	/s/ James R. Shepherd
	Louis P. Jenkins, Jr.		James R. Shepherd
	Director		Director

	Date: March 10, 2016		Date: March 10, 2016

By:	/s/ Philip T. Goldstein	By:	/s/ Joseph V. Stone, Jr.
	Philip T. Goldstein		Joseph V. Stone, Jr.
	Director		Director

	Date: March 10, 2016		Date: March 10, 2016

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director

	Date: March 10, 2016		Date: March 10, 2016

