Form 10-Q
period 2016-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2016-05-06
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐                   No ☒

As of April 28, 2016, the registrant had 4,652,633 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$9,501	$9,059
Federal funds sold	175	225
Interest-bearing deposits with banks	482	1,855
Securities available for sale (AFS), at fair value	36,636	35,116
Securities held to maturity (HTM), at amortized cost	114,455	109,420
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,541	6,931
Loans receivable - net of allowance for loan losses of $8,591 and $8,540	935,499	909,200
Premises and equipment, net	22,450	20,156
Premises and equipment held for sale	-	2,000
Other real estate owned (OREO)	11,038	9,449
Accrued interest receivable	3,382	3,218
Investment in bank owned life insurance	28,032	27,836
Other assets	8,722	8,867
Total Assets	$1,176,913	$1,143,332

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$137,312	$142,771
Interest-bearing deposits	813,287	764,128
Total deposits	950,599	906,899
Short-term borrowings	30,500	36,000
Long-term debt	50,602	55,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	9,270	10,033
Total Liabilities	1,075,971	1,043,549

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares;
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,652,292 and 4,645,429 shares, respectively	47	46
Additional paid in capital	46,907	46,809
Retained earnings	54,316	53,495
Accumulated other comprehensive loss	(12)	(251)
Unearned ESOP shares	(316)	(316)
Total Stockholders' Equity	100,942	99,783
Total Liabilities and Stockholders' Equity	$1,176,913	$1,143,332

See notes to Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts )	2016	2015
Interest and Dividend Income
Loans, including fees	$10,545	$10,177
Taxable interest and dividends on investment securities	763	547
Interest on deposits with banks	4	4
Total Interest and Dividend Income	11,312	10,728

Interest Expense
Deposits	1,095	988
Short-term borrowings	38	9
Long-term debt	786	668
Total Interest Expense	1,919	1,665

Net Interest Income	9,393	9,063
Provision for loan losses	427	178
Net Interest Income After Provision For Loan Losses	8,966	8,885

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	61	58
Gain on sale of asset	-	18
Net gains on sale of OREO	5	-
Net losses on sale of investment securities	-	(1)
Income from bank owned life insurance	196	205
Service charges	588	585
Gain on sale of loans held for sale	-	97
Total Noninterest Income	850	962

Noninterest Expense
Salary and employee benefits	4,152	4,145
Occupancy expense	589	630
Advertising	63	103
Data processing expense	554	518
Professional fees	425	295
Depreciation of premises and equipment	196	201
Telephone communications	44	46
Office supplies	43	39
FDIC Insurance	243	198
OREO valuation allowance and expenses	301	219
Other	630	549
Total Noninterest Expense	7,240	6,943

Income before income taxes	2,576	2,904
Income tax expense	968	1,083
Net Income	$1,608	$1,821
Preferred stock dividends	-	23
Net Income Available to Common Stockholders	$1,608	$1,798

Earnings Per Common Share
Basic	$0.35	$0.38
Diluted	$0.35	$0.38
Cash dividends paid per common share	$0.10	$0.10

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Net Income	$1,608	$1,821
Net unrealized holding gains arising during period, net of tax expense of $155 and $181, respectively	239	278
Comprehensive Income	$1,847	$2,099

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Cash Flows from Operating Activities
Net income	$1,608	$1,821
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	427	178
Depreciation and amortization	354	349
Loans originated for resale	-	(4,215)
Proceeds from sale of loans originated for sale	-	4,021
Gain on sale of loans held for sale	-	(97)
Net gains on the sale of OREO	(5)	-
Losses on sales of HTM investment securities	-	1
Gain on sale of asset	-	(18)
Net amortization of premium/discount on investment securities	128	127
Increase in OREO valuation allowance	255	125
Increase in cash surrender of bank owned life insurance	(196)	(205)
Decrease (increase) in deferred income tax benefit	82	(118)
Increase in accrued interest receivable	(164)	(79)
Stock based compensation	80	54
Decrease in deferred loan fees	(100)	(30)
(Decrease) increase in accrued expenses and other liabilities	(763)	1,463
(Increase) decrease in other assets	(84)	575
Net Cash Provided by Operating Activities	1,622	3,952

Cash Flows from Investing Activities
Purchase of AFS investment securities	(2,512)	(22)
Proceeds from redemption or principal payments of AFS investment securities	1,361	1,937
Purchase of HTM investment securities	(9,962)	-
Proceeds from maturities or principal payments of HTM investment securities	4,824	3,706
Net decrease (increase) of FHLB and FRB stock	391	(499)
Loans originated or acquired	(79,948)	(74,011)
Principal collected on loans	50,806	52,988
Purchase of premises and equipment	(2,648)	(1,040)
Proceeds from sale of OREO	676	452
Proceeds from sale of HTM investment securities	-	66
Proceeds from disposal of asset	2,000	21

Net Cash Used in Investing Activities	(35,012)	(16,402)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$43,700	$(14,893)
Payments of long-term debt	(5,015)	(4,013)
Net (decrease) increase in short term borrowings	(5,500)	19,000
Proceeds from subordinated notes	-	23,000
Redemption of Small Business Lending Fund Preferred Stock	-	(20,000)
Dividends paid	(453)	(534)
Net change in unearned ESOP shares	-	(28)
Repurchase of common stock	(323)	(16)
Net Cash Provided by Financing Activities	32,409	2,516
Decrease in Cash and Cash Equivalents	$(981)	$(9,934)

Cash and Cash Equivalents - January 1	11,139	21,373
Cash and Cash Equivalents - March 31	$10,158	$11,439

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,244	$1,479
Income taxes	$300	$50

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$464	$216
Transfer from loans to OREO	$2,515	$1,556

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2015 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2015 Annual Report. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2016 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2015 Annual Report.

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

The Bank conducts business through its main office in Waldorf, Maryland, and eleven branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. The Company’s second branch in Fredericksburg opened in April 2016.

The Company sold its King George, Virginia branch building and equipment to a credit union. The Company’s 2015 third quarter operating results reflect the financial impact of the transaction. The Company recorded an impairment of $426,000 during the third quarter of 2015. The transaction closed on January 28, 2016.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the ended March 31, 2016 and 2015. The Company’s comprehensive gain (loss) was solely related to securities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Net unrealized holding gains arising during period	$394	$155	$239	$459	$181	$278
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain	$394	$155	$239	$459	$181	$278

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(251)	$(378)
Other comprehensive gain, net of tax	239	278
End of period	$(12)	$(100)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At March 31, 2016 and 2015, there were 21,111 and 87,436 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at March 31, 2016 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At March 31, 2016 there were 43,539 unvested shares of restricted stock. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Net Income	$1,608	$1,821
Less: dividends paid and accrued on preferred stock	-	(23)
Net income available to common shareholders	$1,608	$1,798

Average number of common shares outstanding	4,594,683	4,694,460
Dilutive effect of common stock equivalents	29,920	-
Average number of shares used to calculate diluted EPS	4,624,603	4,694,460

NOTE 6 - STOCK-BASED COMPENSATION

The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2015, the 2015 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule and the probability of achieving goals specified at the time of the grant. The 2015 Plan replaced the 2005 Equity Compensation Plan.

Stock-based compensation expense totaled $80,000 and $54,000 for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

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

The following tables below summarize outstanding and exercisable options at March 31, 2016 and December 31, 2015.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(100)	27.70

Outstanding at March 31, 2016	21,111	$27.70	$-	1.0

Exercisable at March 31, 2016	21,111	$27.70	$-	1.0

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Expired	(66,225)	22.29

Outstanding at December 31, 2015	21,211	$27.70	$-	1.0

Exercisable at December 31, 2015	21,211	$27.70	$-	1.0

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
March 31, 2016	Remaining Contractual Life	Exercise Price
21,111	1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at March 31, 2016 and December 31, 2015, respectively because all options outstanding were anti-dilutive.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of March 31, 2016, unrecognized stock compensation expense was $1.3 million. The following tables summarize the unvested restricted stock awards outstanding at March 31, 2016 and December 31, 2015, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	22,403	20.75
Vested	(15,912)	20.09

Nonvested at March 31, 2016	43,539	$20.21

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at December 31, 2015	37,048	$19.83

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

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2016	2015	2015
Balance at beginning of year	$9,449	$5,883	$5,883
Additions of underlying property	2,515	1,556	5,436
Disposals of underlying property	(671)	(453)	(1,206)
Valuation allowance	(255)	(125)	(664)
Balance at end of period	$11,038	$6,861	$9,449

During the three months ended March 31, 2016, additions of $2.5 million consisted of $400,000 for a residential property and $2.1 million for a deed in lieu of foreclosure on an improved commercial office building with multiple tenants. The commercial office building was taken into OREO at the carrying value of the loan and is presently under contract in the feasibility study period. During the three months ended March 31, 2015, additions of $1.6 million consisted of $784,000 for five residential properties, $378,000 for three residential lots and $400,000 for a commercial building. The Company disposed of one residential property and two commercial properties for proceeds of $676,000 and a gain of $5,000 for the three months ended March 31, 2016. The Company disposed of one residential property and two finished residential lots at no gain for the three months ended March 31, 2015.

Additions to the valuation allowances of $255,000 and $125,000 were taken to adjust properties to current appraised values for the three months ended March 31, 2016 and 2015, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets include the following.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Valuation allowance	$255	$125
Operating expenses	46	94
	$301	$219

NOTE 10 – SECURITIES

	March 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$21	$4	$-	$25
Residential Collateralized Mortgage Obligations ("CMOs")	32,286	127	311	32,102
Corporate equity securities	37	2	-	39
Bond mutual funds	4,312	158	-	4,470
Total securities available for sale	$36,656	$291	$311	$36,636

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$37,944	$753	$27	$38,670
Residential CMOs	70,663	575	192	71,046
Asset-backed securities issued by Others:
Residential CMOs	1,028	-	100	928
Total debt securities held to maturity	109,635	1,328	319	110,644

Callable GSE Agency Bonds	$3,005	$-	$11	$2,994
U.S. SBA Debentures	1,016	-	5	1,011
U.S. government obligations	799	-	-	799
Total securities held to maturity	$114,455	$1,328	$335	$115,448

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$22	$4	$-	$26
Residential CMOs	31,182	39	557	30,664
Corporate equity securities	37	2	-	39
Bond mutual funds	4,289	98	-	4,387
Total securities available for sale	$35,530	$143	$557	$35,116

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,085	$552	$242	$34,395
Residential CMOs	73,492	278	599	73,171
Asset-backed securities issued by Others:
Residential CMOs	1,093	-	100	993
Total debt securities held to maturity	108,670	830	941	108,559

U.S. government obligations	750	-	-	750
Total securities held to maturity	$109,420	$830	$941	$109,309

At March 31, 2016, certain asset-backed securities with an amortized cost of $22.3 million were pledged to secure certain deposits. At March 31, 2016, asset-backed securities with an amortized cost of $1.9 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2016, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS securities issued by GSEs had an average life of 3.77 years and average duration of 3.54 years and are guaranteed by their issuer as to credit risk. HTM securities issued by GSEs or U.S. government agencies had an average life of 4.17 years and average duration of 3.83 years and are guaranteed by their issuer as to credit risk.

At December 31, 2015, certain asset-backed securities with an amortized cost of $21.4 million were pledged to secure certain deposits. At December 31, 2015, asset-backed securities with an amortized cost of $1.9 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2015, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS securities issued by GSEs had an average life of 4.39 years and average duration of 4.04 years and are guaranteed by their issuer as to credit risk. HTM securities issued by GSEs or U.S. government agencies had an average life of 5.07 years and average duration of 4.58 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the three months ended March 31, 2016 and the year ended December 31, 2015.

During the three months ended March 31, 2016, no securities were sold. During the three months ended March 31, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000. The sale of HTM securities were permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company will dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company will dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness and the increase in regulatory risk weights mandated for risk-based capital purposes.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at March 31, 2016 were as follows:

March 31, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$5,386	$50	$13,902	$261	$19,288	$311

At March 31, 2016, the AFS investment portfolio had an estimated fair value of $36.6 million, of which $19.3 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $311,000 of the portfolio amortized cost of $32.3 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 3.95 years and an average duration of 3.66 years. We believe that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2016 were as follows:

March 31, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	16,677	45	13,807	174	30,484	219
Callable GSE Agency Bonds	2,994	11	-	-	2,994	11
U.S. SBA Debentures	1,011	5	-	-	1,011	5
Asset-backed securities issued by other	-	-	928	100	928	100
	$20,682	$61	$14,735	$274	$35,417	$335

At March 31, 2016, the HTM investment portfolio had an estimated fair value of $115.5 million, of which $35.4 million of the securities had some unrealized losses from their amortized cost. Of these securities, $34.5 million were asset-backed securities or bonds issued by GSEs and debentures issued by U.S. government agencies. The remaining $928,000 were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the asset-backed securities or bonds issued by GSEs and debentures issued by U.S. government agencies were $235,000 of the portfolio amortized cost of $113.4 million. The securities with unrealized losses had an average life of 3.60 years and an average duration of 3.35 years. We believe that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $100,000 of the portfolio amortized cost of $1.0 million. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.54 years and an average duration of 2.80 years.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others or bonds issued by U.S. government agencies at March 31, 2016 and December 31, 2015 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2016		December 31, 2015
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$145,554	AAA	$138,267
BBB	-	BBB	-
BB	487	BB	518
B+	541	B+	-
CCC+	-	CCC+	575
Total	$146,582	Total	$139,360

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015

Commercial real estate	$643,977	$613,479
Residential first mortgages	155,532	149,967
Construction and land development	38,687	36,189
Home equity and second mortgages	21,019	21,716
Commercial loans	54,220	67,246
Consumer loans	330	366
Commercial equipment	31,379	29,931
	945,144	918,894
Less:
Deferred loan fees	1,054	1,154
Allowance for loan losses	8,591	8,540
	9,645	9,694

	$935,499	$909,200

At March 31, 2016 and December 31, 2015, the Bank’s allowance for loan losses totaled $8.6 million and $8.5 million, respectively or 0.91% and 0.93%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.8% and 5.3% of the CRE portfolio at March 31, 20016 and December 31, 2015, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $35.1 million or 3.7% of total gross loans of $945.1 million at March 31, 2016 compared to $33.6 million or 3.7% of gross loans of $918.9 million at December 31, 2015.

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

Non-accrual and Past Due Loans

Non-accrual loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$3,454	11	$-	-	$3,454	11
Residential first mortgages	936	4	-	-	936	4
Construction and land development	3,482	3	-	-	3,482	3
Home equity and second mortgages	20	1	-	-	20	1
Commercial loans	1,165	5	689	2	1,854	7
Commercial equipment	646	4	-	-	646	4
	$9,703	28	$689	2	$10,392	30

	December 31, 2015
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$3,480	11	$-	-	$3,480	11
Residential first mortgages	1,948	7	-	-	1,948	7
Construction and land development	3,555	3	-	-	3,555	3
Home equity and second mortgages	48	3	-	-	48	3
Commercial loans	1,361	8	693	2	2,054	10
Commercial equipment	348	4	-	-	348	4
	$10,740	36	$693	2	$11,433	38

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $10.4 million or 1.10% of total loans at March 31, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

The Company had 30 non-accrual loans at March 31, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at March 31, 2016 included $7.6 million, or 75% of non-accrual loans, attributed to 17 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at March 31, 2016 and December 31, 2015, $3.5 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. The Company’s loans remain as troubled debt restructures (“TDRs”) and non-accrual. In addition, at March 31, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $9.7 million and $10.5 million at March 31, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances at March 31, 2016 and December 31, 2015 was $905,000 and $953,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $698,000 and $902,000 at March 31, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances at March 31, 2016 and December 31, 2015 was $76,000 and $34,000, respectively.

An analysis of past due loans as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$640,272	$251	$-	$3,454	$3,705	$643,977
Residential first mortgages	154,023	573	-	936	1,509	155,532
Construction and land dev.	35,205	-	-	3,482	3,482	38,687
Home equity and second mtg.	20,954	-	45	20	65	21,019
Commercial loans	53,055	-	-	1,165	1,165	54,220
Consumer loans	330	-	-	-	-	330
Commercial equipment	30,619	48	66	646	760	31,379
Total	$934,458	$872	$111	$9,703	$10,686	$945,144

	December 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$609,999	$-	$-	$3,480	$3,480	$613,479
Residential first mortgages	147,720	-	299	1,948	2,247	149,967
Construction and land dev.	32,634	-	-	3,555	3,555	36,189
Home equity and second mtg.	21,603	65	-	48	113	21,716
Commercial loans	65,747	-	138	1,361	1,499	67,246
Consumer loans	365	-	1	-	1	366
Commercial equipment	29,138	152	293	348	793	29,931
Total	$907,206	$217	$731	$10,740	$11,688	$918,894

There were no loans greater than 90 days still accruing interest at March 31, 2016 and at December 31, 2015.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2016 and 2015 and at December 31, 2015 were as follows:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$27,003	$24,165	$2,411	$26,576	$613	$26,712	$233
Residential first mortgages	3,353	2,681	671	3,352	65	3,382	34
Construction and land dev.	4,284	3,780	431	4,211	398	4,210	4
Home equity and second mtg.	130	130	-	130	-	128	1
Commercial loans	4,857	4,179	192	4,371	74	4,376	33
Commercial equipment	848	687	138	825	138	845	5
Total	$40,475	$35,622	$3,843	$39,465	$1,288	$39,653	$310

	December 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$25,429	$22,634	$2,367	$25,001	$602	$25,655	$908
Residential first mortgages	4,747	4,070	676	4,746	66	4,807	177
Construction and land dev.	4,283	3,780	504	4,284	471	4,302	13
Home equity and second mtg.	154	154	-	154	-	163	8
Commercial loans	4,775	4,195	380	4,575	330	4,524	251
Commercial equipment	518	338	139	477	139	491	9
Total	$39,906	$35,171	$4,066	$39,237	$1,608	$39,942	$1,366

	March 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$28,632	$26,037	$2,567	$28,604	$84	$28,623	$261
Residential first mortgages	3,387	2,878	509	3,387	75	3,397	35
Construction and land dev.	6,296	6,296	-	6,296	-	6,022	25
Home equity and second mtg.	689	630	-	630	-	639	5
Commercial loans	5,891	5,258	589	5,847	355	5,866	62
Commercial equipment	600	370	211	581	120	583	3
Total	$45,495	$41,469	$3,876	$45,345	$634	$45,130	$391

TDRs, included in the impaired loan schedules above, as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$11,395	11	$11,897	13
Residential first mortgages	562	2	881	3
Construction and land development	4,211	4	4,283	5
Commercial loans	1,149	6	1,384	7
Commercial equipment	121	2	123	2
Total TDRs	$17,438	25	$18,568	30
Less: TDRs included in non-accrual loans	(5,111)	(5)	(5,435)	(7)
Total accrual TDR loans	$12,327	20	$13,133	23

At March 31, 2016, the Company had 20 accruing TDRs totaling $12.3 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $1.0 million on seven TDRs totaling $3.3 million at March 31, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015.

At March 31, 2016 and December 31, 2015, $3.5 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. The Company’s loans remain as TDRs and non-accrual. In addition, at March 31, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Interest income in the amount of $127,000 and $508,000 was recognized on TDR loans for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2016 and 2015, respectively, and for the year ended December 31, 2015 and loan receivable balances at March 31, 2016 and 2015, respectively, and at December 31, 2015. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loan receivables are disaggregated on the basis of the Company’s impairment methodology.

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Three Months Ended March 31, 2016

Allowance for loan losses:
Balance at January 1,	$3,882	$705	$1,103	$142	$1,477	$2	$1,229	$8,540
Charge-offs	-	-	(73)	-	(325)	(1)	-	(399)
Recoveries	2	-	1	5	3	-	12	23
Provisions	461	(31)	98	(13)	(109)	-	21	427
Balance at March 31,	$4,345	$674	$1,129	$134	$1,046	$1	$1,262	$8,591
Ending balance: individually evaluated for impairment	$613	$65	$398	$-	$74	$-	$138	$1,288
Ending balance: collectively evaluated for impairment	$3,732	$609	$731	$134	$972	$1	$1,124	$7,303
Loan receivables:
Ending balance	$643,977	$155,532	$38,687	$21,019	$54,220	$330	$31,379	$945,144
Ending balance: individually evaluated for impairment	$26,576	$3,352	$4,211	$130	$4,371	$-	$825	$39,465
Ending balance: collectively evaluated for impairment	$617,401	$152,180	$34,476	$20,889	$49,849	$330	$30,554	$905,679

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Year Ended December 31, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(78)	(30)	-	(100)	(432)	-	(818)	(1,458)
Recoveries	17	1	32	-	11	-	23	84
Provisions	(133)	(358)	-	69	221	(1)	1,635	1,433
Balance at December 31,	$3,882	$705	$1,103	$142	$1,477	$2	$1,229	$8,540
Ending balance: individually evaluated for impairment	$602	$66	$471	$-	$330	$-	$139	$1,608
Ending balance: collectively evaluated for impairment	$3,280	$639	$632	$142	$1,147	$2	$1,090	$6,932
Loan receivables:
Ending balance	$613,479	$149,967	$36,189	$21,716	$67,246	$366	$29,931	$918,894
Ending balance: individually evaluated for impairment	$25,001	$4,746	$4,284	$154	$4,575	$-	$477	$39,237
Ending balance: collectively evaluated for impairment	$588,478	$145,221	$31,905	$21,562	$62,671	$366	$29,454	$879,657

(dollars in thousands)	Commercial Real Estate	Residential First Mortgage	Construction and Land Development	Home Equity and Second Mtg.	Commercial Loans	Consumer Loans	Commercial Equipment	Total

At and For the Three Months Ended March 31, 2015

Allowance for loan losses:
Balance at January 1,	$4,076	$1,092	$1,071	$173	$1,677	$3	$389	$8,481
Charge-offs	(46)	-	-	-	-	-	-	(46)
Recoveries	3	1	-	-	1	-	3	8
Provisions	315	(189)	28	35	62	(1)	(72)	178
Balance at March 31,	$4,348	$904	$1,099	$208	$1,740	$2	$320	$8,621
Ending balance: individually evaluated for impairment	$84	$75	$-	$-	$355	$-	$120	$634
Ending balance: collectively evaluated for impairment	$4,264	$829	$1,099	$208	$1,385	$2	$200	$7,987
Loan receivables:
Ending balance	$588,193	$148,631	$37,349	$21,211	$68,504	$464	$26,931	$891,283
Ending balance: individually evaluated for impairment	$28,604	$3,387	$6,296	$630	$5,847	$-	$581	$45,345
Ending balance: collectively evaluated for impairment	$559,589	$145,244	$31,053	$20,581	$62,657	$464	$26,350	$845,938

Credit Quality Indicators

Credit quality indicators as of March 31, 2016 and December 31, 2015 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015

Unrated	$68,659	$70,661	$3,738	$4,399
Pass	552,691	519,330	30,739	27,507
Special mention	-	1,095	-	-
Substandard	22,627	22,393	3,845	3,845
Doubtful	-	-	365	438
Loss	-	-	-	-
Total	$643,977	$613,479	$38,687	$36,189

	Commercial Loans		Commercial Equipment
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015

Unrated	$10,743	$11,281	$10,548	$10,074
Pass	39,282	51,569	20,533	19,610
Special mention	-	-	-	-
Substandard	4,195	4,110	161	110
Doubtful	-	286	137	137
Loss	-	-	-	-
Total	$54,220	$67,246	$31,379	$29,931

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015

Performing	$154,596	$148,019	$20,999	$21,668	$330	$366
Nonperforming	936	1,948	20	48	-	-
Total	$155,532	$149,967	$21,019	$21,716	$330	$366

Summary of  Total Classified Loans

(dollars in thousands)	3/31/2016	12/31/2015
By Internally Assigned Grade	$31,330	$31,319
By Payment Activity	1,116	1,485
Total Classified	$32,446	$32,804

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

As of March 31, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Common Equity	$100,942	$99,783	$132,854	$132,571
Preferred Stock -SBLF	-	-	-	-
Total Stockholders' Equity	100,942	99,783	132,854	132,571
AOCI Losses (Gains)	12	251	12	251
Common Equity Tier 1 Capital	100,954	100,034	132,866	132,822
TRUPs	12,000	12,000	-	-
Tier 1 Capital	112,954	112,034	132,866	132,822
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments	8,591	8,540	8,591	8,540
Subordinated Notes	23,000	23,000	-	-
Tier 2 Capital	$144,545	$143,574	$141,457	$141,362

Risk-Weighted Assets ("RWA")	$1,013,818	$984,614	$1,011,128	$982,347

Average Assets ("AA")	$1,156,440	$1,118,843	$1,153,740	$1,116,576

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	9.96%	10.16%	13.14%	13.52%
Tier 1 Capital to RWA	8.50	11.14	11.38	13.14	13.52
Tier 2 Capital to RWA	10.50	14.26	14.58	13.99	14.39
Tier 1 Capital to AA (Leverage)	n/a	9.77	10.01	11.52	11.90

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$32,102	$-	$32,102	$-
MBS	25	-	25	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,470	-	4,470	-
Total available for sale securities	$36,636	$-	$36,636	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$30,664	$-	$30,664	$-
MBS	26	-	26	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,387	-	4,387	-
Total available for sale securities	$35,116	$-	$35,116	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are included in the tables below.

(dollars in thousands)	March 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,798	$-	$1,798	$-
Residential first mortgages	606	-	606	-
Construction and land development	33	-	33	-
Commercial loans	118	-	118	-
Total loans with impairment	$2,555	$-	$2,555	$-

Other real estate owned	$11,038	$-	$11,038	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,765	$-	$1,765	$-
Residential first mortgages	610	-	610	-
Construction and land development	33	-	33	-
Commercial loans	50	-	50	-
Total loans with impairment	$2,458	$-	$2,458	$-

Premises and equipment held for sale	$2,000	$-	$2,000	$-

Other real estate owned	$9,449	$-	$9,449	$-

Loans with impairment had unpaid principal balances of $3.8 million and $4.0 million at March 31, 2016 and December 31, 2015, respectively, and include impaired loans with a specific allowance.

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments or the estimated fair value of loans held for sale based on the terms of the related sale commitments. There were no loans held for sale at March 31, 2016 and December 31, 2015 and 2014.

Savings, NOW and money market deposits - The fair value of checking accounts, saving accounts and money market accounts were the amount payable on demand at the reporting date.

Time deposits - The fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$36,636	$36,636	$-	$36,636	$-
Investment securities - HTM	114,455	115,448	799	114,649	-
FHLB and FRB Stock	6,541	6,541	-	6,541	-
Loans Receivable	935,499	933,267	-	933,267	-
Investment in BOLI	28,032	28,032	-	28,032	-

Liabilities
Savings, NOW and money market accounts	$543,100	$543,100	$-	$543,100	$-
Time deposits	407,499	409,235	-	409,235	-
Long-term debt	50,602	52,966	-	52,966	-
Short term borrowings	30,500	30,500	-	30,500	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$35,116	$35,116	$-	$35,116	$-
Investment securities - HTM	109,420	109,309	750	108,559	-
FHLB and FRB Stock	6,931	6,931	-	6,931	-
Loans Receivable	909,200	913,506	-	913,506	-
Investment in BOLI	27,836	27,836	-	27,836	-

Liabilities
Savings, NOW and money market accounts	$531,348	$531,348	$-	$531,348	$-
Time deposits	375,551	375,376	-	375,376	-
Long-term debt	55,617	56,987	-	56,987	-
Short term borrowings	36,000	36,000	-	36,000	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

At March 31, 2016 and December 31, 2015, the Company had outstanding loan commitments and standby letters of credit of $85.0 million and $73.5 million, respectively and $20.6 million and $21.4 million, respectively. Additionally, customers had $147.4 million and $128.1 million available and unused on lines of credit at March 31, 2016 and December 31, 2015, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”). ASU 2014-09 - Revenue from Contracts with Customers (Topic 606); ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date for the ASUs is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015 and did not have a material impact on the Company’s consolidated financial statements.

ASU 2015-16 - Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective January 1, 2016 and did not have an impact on the Company’s consolidated financial statements.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective on January 1, 2018 and the Company is evaluating its impact on the consolidated financial statements and will monitor developments and additional guidance.

ASU 2016-02 - Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the consolidated financial statements.

ASU 2016-05 - Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective on January 1, 2017 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify how share-based payments are accounted for and presented in the financial statements. The key provisions include: (i) a company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead all excess tax benefits and tax deficiencies will be reported as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (ii) a company can increase the amount of withholding to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (iii) a company can elect an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is evaluating the potential impact of ASU 2016-09 on the consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENT

As of December 31, 2015, the Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On April 18, 2016, Community Bank of the Chesapeake, cancelled its stock in the Federal Reserve Bank of Richmond. This terminated its status as a member of the Federal Reserve System. As a result, the Bank’s primary regulator will be the Federal Deposit Insurance Corporation (“FDIC”) and as of that date it is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.

The Company will continue to be subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Additional factors that may affect our results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) that we filed with the Securities and Exchange Commission.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, the valuation of foreclosed real estate (OREO) and the valuation of deferred tax assets to be critical accounting policies.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At March 31, 2016 and December 31, 2015, the allowance for loan losses was $8.6 million and $8.5 million, respectively, or 0.91% and 0.93%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2015 and the discussion in this MD&A.

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

For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2015.

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

For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 12 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2015.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation. The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Central Park and downtown Fredericksburg, Virginia. The Company opened its second branch in downtown Fredericksburg, Virginia in April 2016. In addition, the Company maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

During 2015, the Company made a number of strategic decisions to meet our longer-term objectives of increased profitability and increase shareholder value. The Company continued to execute its plans to improve asset quality and to increase transaction deposits. For additional information regarding 2015 strategic initiatives and results see the overview section and the operations discussion in the MD&A as presented in the Company’s Form 10-K for the year ended December 31, 2015.

In 2016, the Company’s initiatives are to grow the loan portfolio by 10% and control expenses. Due to the low interest rate environment and the effects on net interest margin, the Company continues its restructuring of operations to reduce costs. In the first quarter of 2016, we completed a redesign of the entire branch system. This redesign, combined with the closure of our King George facility allowed us to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company is focused on reducing expenses by decreasing FTEs, reviewing vendor relationships and streamlining internal processes. The Company is cautiously optimistic that these cost cutting efforts and our continued asset growth, primarily in loans, will create operating leverage and increase both our return on average assets and return on equity over the next four quarters. To date, annualized savings of $1.2 million have been targeted, which should be realized over the next four quarters.

Economy

The U.S. economy continued to grow slowly throughout 2015 and 2014. Gross domestic product grew at an annual rate of one percent during the fourth quarter of 2015, which was half of the growth posted during the third quarter of 2015. It appears that an economic slowdown may be a possibility during 2016. The Federal Reserve has indicated through its survey of the Board of Governors that up to four rate increases are planned for 2016. This may depend on whether a further softening in the economy continues. The Federal Reserve is more likely to implement its estimated rate rises if inflationary factors present themselves, which appears less likely at this point. During the beginning of 2016, due to a number world events and market disruptions, many economists reduced their forecasts for 2016 rate hikes from four down to two. The Federal Reserve has signaled during the second quarter that two rate hikes are likely.

Medium-term interest rates have fallen since the fourth quarter of 2015, with the ten year U.S. Treasury rate as of April 20, 2016 ending at 1.85%. This is down from 2.27% at December 31, 2015 and 2.17% at December 31, 2014. The five year U.S. Treasury rate as of April 20, 2016 was 1.32%. This is down from 1.76% at December 31, 2015 and 1.65% at December 31, 2014. These lower medium-term interest rates are due to economic weaknesses in the world economy. If treasury rates remain depressed in the 5 to 10 year range it will have a negative impact on the re-pricing of the loan portfolio and the pricing of new loans. The downward pressure on treasury rates had a positive impact on local deposit pricing through the first quarter of 2016. The Company is optimistic that interest-earning asset growth will offset the negative impacts of lower asset yields in the current interest rate environment.

The impact of slower economic growth on the Southern Maryland, Annapolis, Maryland and Fredericksburg, Virginia areas has been moderated by the presence of federal government agencies and defense facilities. Further, the private sector that supports our footprint has continued to grow at a pace faster than other parts of the country. In addition, the Bank’s market expansion has enabled the Company to grow the loan portfolio in the present environment and produced sustainable organic growth in deposits during 2014 and 2015. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2015 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)
	March 31, 2016	March 31, 2015

KEY OPERATING RATIOS
Return on average assets	0.56%	0.68%
Return on average common equity	6.37	7.33
Return on average total equity	6.37	6.77
Average total equity to average total assets	8.74	10.11
Interest rate spread	3.37	3.55
Net interest margin	3.50	3.67
Cost of funds	0.73	0.70
Cost of deposits	0.47	0.47
Cost of debt	2.71	2.45
Efficiency ratio	70.68	69.26
Non-interest expense to average assets	2.51	2.61
Avg. int-earning assets to avg. int-bearing liabilities	117.79	117.91
Net charge-offs to average loans	0.16	0.02
COMMON SHARE DATA
Basic net income per common share	$0.35	$0.38
Diluted net income per common share	0.35	0.38
Cash dividends paid per common share	0.10	0.10
Weighted average common shares outstanding:
Basic	4,594,683	4,694,460
Diluted	4,624,603	4,694,460

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,176,913	$1,143,332	$33,581	2.9%
Gross loans	945,144	918,894	26,250	2.9
Classified Assets	44,512	43,346	1,166	2.7
Allowance for loan losses	8,591	8,540	51	0.6

Past due loans (PDLs) (31 to 89 days)	983	948	35	3.7
Nonperforming loans (NPLs) (>=90 days)	9,703	10,740	(1,037)	(9.7)

Non-accrual loans (a)	10,392	11,433	(1,041)	(9.1)
Accruing troubled debt restructures (TDRs) (b)	12,327	13,133	(806)	(6.1)
Other real estate owned (OREO)	11,038	9,449	1,589	16.8
Non-accrual loans, OREO and TDRs	33,757	34,015	(258)	(0.8)
ASSET QUALITY RATIOS
Classified assets to total assets	3.78%	3.79%
Classified assets to risk-based capital	30.79	30.19
Allowance for loan losses to total loans	0.91	0.93
Allowance for loan losses to nonperforming loans	88.54	79.52
Past due loans (PDLs) to total loans	0.10	0.10
Nonperforming loans (NPLs) to total loans	1.03	1.17
Loan delinquency (PDLs + NPLs) to total loans	1.13	1.27
Non-accrual loans to total loans	1.10	1.24
Non-accrual loans and TDRs to total loans	2.40	2.67
Non-accrual loans and OREO to total assets	1.82	1.83
Non-accrual loans, OREO and TDRs to total assets	2.87	2.98
COMMON SHARE DATA
Book value per common share	$21.70	$21.48
Common shares outstanding at end of period	4,652,292	4,645,429
OTHER DATA
Number of:
Full-time equivalent employees	168	171
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	9.77%	10.01%
Tier 1 common capital to risk-weighted assets	9.96	10.16
Tier 1 capital to risk-weighted assets	11.14	11.38
Total risk-based capital to risk-weighted assets	14.26	14.58

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b)  At March 31, 2016 and December 31, 2015, the Bank had total TDRs of $17.4 million and $18.6 million, respectively, with three TDR relationships totaling $5.1 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Earnings Summary

Consolidated net income available to common shareholders of $1.6 million for the three months ended March 31, 2016 decreased $190,000 compared to the three months ended March 31, 2015. Earnings per common share (diluted) at $0.35 decreased $0.03 from $0.38 per common share (diluted) for the three months ended March 31, 2015. The $190,000 decrease in net income available to common shareholders is primarily attributable to an increase in the provision for loan losses of $249,000, increased noninterest expense of $297,000 and decreased noninterest income of $112,000. These decreases to net income were partially offset by increased net interest income of $330,000, decreased income tax expense of $115,000 and decreased preferred stock dividends of $23,000. Additionally, it is important to note that consolidated net income reflects the impact of the 2015 subordinated debt offering that replaced SBLF preferred stock. During the three months ended March 31, 2016, interest expense increased $144,000 due to the larger first quarter 2016 average balance of the subordinated notes issued in February 2015.

The Company’s return on average assets was 0.56% for the three months ended March 31, 2016 compared to 0.68% for the three months ended March 31, 2015. The Company’s return on average common stockholders' equity was 6.37% compared to 7.33% for the same comparative period.

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

Net interest income increased $330,000 to $9.4 million for the three months ended March 31, 2016 compared to $9.1 million for the three months ended March 31, 2015. The net interest margin was 3.50% for the three months ended March 31, 2016, a 17 basis point decrease from 3.67% for the three months ended March 31, 2015. The decrease in net interest margin was largely the result of lower yields on loans, slightly higher funding costs and a full quarter of interest expense in the three months ended March 31, 2016 on the $23.0 million 6.25% subordinated notes issued during February 2015.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$10,545	$10,177	$368	3.6%
Taxable interest and dividends on investment securities	763	547	216	39.5%
Interest on deposits with banks	4	4	-	0.0%
Total Interest and Dividend Income	11,312	10,728	584	5.4%

Interest Expenses
Deposits	1,095	988	107	10.8%
Short-term borrowings	38	9	29	322.2%
Long-term debt	786	668	118	17.7%
Total Interest Expenses	1,919	1,665	254	15.3%

Net Interest Income (NII)	$9,393	$9,063	$330	3.6%

Interest and dividend income increased by $584,000 to $11.3 million for the three months ended March 31, 2016 compared to $10.7 million for the three months ended March 31, 2015, primarily due to increased income from the growth in the average balance of loans and investments and increased investment yields. Interest and dividend income on loans increased $759,000 due to growth of $66.2 million in the average balance of loans from $852.9 million for the three months ended March 31, 2015 to $919.1 million for the three months ended March 31, 2016. Interest and dividend income on investments increased $216,000 during the first quarter of 2016 compared to the same period in the prior year as average interest-earning investment balances increased $21.2 million and average yields increased from 1.65% to 1.98%. Average loan yields declined 18 basis points from 4.77% for the three months ended March 31, 2015 to 4.59% for the three months ended March 31, 2016, which resulted in a decrease in interest and dividend income of $391,000.

Interest expense increased $254,000 to $1.9 million for the three months ended March 31, 2016 compared to $1.7 million for the three months ended March 31, 2015, due to both an increase in the average balances of interest-bearing liabilities and a slight increase in funding costs. During the three months ended March 31, 2016, interest expense increased $144,000 due to the larger first quarter 2016 average balance of the subordinated notes issued in February 2015, and $93,000 due to increased average balances of interest-bearing transaction deposit accounts, time deposits and short-term debt compared to the same quarter of 2015. Additionally, interest expense increased $39,000 as rates on interest-bearing deposit accounts increased modestly from 0.54% to 0.55%. Debt costs increased $115,000 as the average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, increased from 2.45% for the three months ended March 31, 2015 to 2.71% for the comparable period in 2016. Interest expense for the three months ended March 31, 2016 were $156,000 greater than the comparable period as a result of the timing of the funding of the subordinated notes in February 2015. These increases to interest expense were partially offset by a reduction in interest expense of $137,000 due to a $20.6 million decrease in average long-term debt balances from the comparable period to $51.9 million for the three months ended March 31, 2016.

The Company continued to make progress in controlling overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average total deposits increased from 54.7% for the three months ended March 31, 2015 to 57.0% for the three months ended March 31, 2016. Deposit costs at 0.47% were the same for the three months ended March 31, 2016 and 2015, respectively. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended March 31, 2016 increased $67.8 million or 14.8% to $526.5 million compared to $458.7 million for the comparable period in 2015. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $21.0 million from $112.0 million for the three months ended March 31, 2015 to $133.0 million for the three months ended March 31, 2016.

The following table presents information on average balances and rates for deposits.

	Three Months Ended March 31,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$46,596	0.10%	$42,372	0.09%
Interest-bearing demand and money
market accounts	346,838	0.29%	304,290	0.25%
Certificates of deposit	396,502	0.84%	379,382	0.83%
Total interest-bearing deposits	789,936	0.55%	726,044	0.54%
Noninterest-bearing demand deposits	133,021		112,036
	$922,957	0.47%	$838,080	0.47%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2016 and 2015, respectively. There are no tax equivalency adjustments.

	Three Months Ended March 31,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:

Commercial real estate	$629,509	$7,111	4.52%	$567,003	$6,726	4.74%
Residential first mortgages	152,103	1,630	4.29%	150,768	1,610	4.27%
Construction and land development	38,535	438	4.55%	36,829	470	5.10%
Home equity and second mortgages	21,642	224	4.14%	21,392	219	4.09%
Commercial and equipment loans	85,550	1,133	5.30%	84,903	1,142	5.38%
Consumer loans	393	9	9.16%	566	10	7.07%
Allowance for loan losses	(8,674)	-	0.00%	(8,550)	-	0.00%
Loan portfolio (1)	919,058	10,545	4.59%	852,911	10,177	4.77%
Investment securities, federal funds
sold and interest-bearing deposits	154,781	767	1.98%	133,588	551	1.65%
Total Interest-Earning Assets	1,073,839	11,312	4.21%	986,499	10,728	4.35%
Cash and cash equivalents	9,312			12,163
Other assets	71,331			66,377
Total Assets	$1,154,482			$1,065,039

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$46,596	$12	0.10%	$42,372	$10	0.09%
Interest-bearing demand and money
market accounts	346,838	255	0.29%	304,290	191	0.25%
Certificates of deposit	396,502	828	0.84%	379,382	787	0.83%
Long-term debt	51,926	345	2.66%	72,530	390	2.15%
Short-term debt	34,790	38	0.44%	12,307	9	0.29%
Subordinated Notes	23,000	359	6.24%	13,800	203	5.88%
Guaranteed preferred beneficial interest
in junior subordinated debentures	12,000	82	2.73%	12,000	75	2.50%

Total Interest-Bearing Liabilities	911,652	1,919	0.84%	836,681	1,665	0.80%

Noninterest-bearing demand deposits	133,021			112,036
Other liabilities	8,865			8,671
Stockholders' equity	100,944			107,651
Total Liabilities and Stockholders' Equity	$1,154,482			$1,065,039

Net interest income		$9,393			$9,063

Interest rate spread			3.37%			3.55%
Net yield on interest-earning assets			3.50%			3.67%
Ratio of average interest-earning
assets to average interest bearing
liabilities			117.79%			117.91%

Cost of funds			0.73%			0.70%
Cost of deposits			0.47%			0.47%
Cost of debt			2.71%			2.45%

(1) Average balance includes non-accrual loans

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

	Three Months Ended March 31, 2016
	compared to the Three Months Ended
	March 31, 2015
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$759	$(391)	$368
Investment securities, federal funds
sold and interest bearing deposits	105	111	216
Total interest-earning assets	$864	$(280)	$584

Interest-bearing liabilities:
Savings	1	1	2
Interest-bearing demand and money
market accounts	31	33	64
Certificates of deposit	36	5	41
Long-term debt	(137)	92	(45)
Short-term debt	25	4	29
Subordinated notes	144	12	156
Guaranteed preferred beneficial interest
in junior subordinated debentures	-	7	7
Total interest-bearing liabilities	$100	$154	$254
Net change in net interest income	$764	$(434)	$330

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$427	$178	$249	139.9%

The provision for loan losses increased $249,000 to $427,000 for the three months ended March 31, 2016 compared to $178,000 for the three months ended March 31, 2015. Net charge-offs for the quarter increased $339,000 from $38,000 for the three months ended March 31, 2015 to $377,000 for the three months ended March 31, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as loan growth. The improvement in the base-line charge-off factors reflects more favorable loan loss experience during the five-year period ended March 31, 2016 than for the comparable period ended. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs and additions to other real estate owned.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$61	$58	$3	5.2%
Gain on sale of asset	-	18	(18)	(100.0%)
Net gains on sale of OREO	5	-	5	n/a
Net losses on sale of investment securities	-	(1)	1	(100.0%)
Income from bank owned life insurance	196	205	(9)	(4.4%)
Service charges	588	585	3	0.5%
Gain on sale of loans held for sale	-	97	(97)	(100.0%)
Total Noninterest Income	$850	$962	$(112)	(11.6%)

Noninterest income decreased by $112,000 to $850,000 for the three months ended March 31, 2016 compared to $962,000 for the three months ended March 31, 2015, primarily due to the Company’s exit from residential loan originations during the second quarter of 2015. As a result, there were no gains on residential loans held for sale in the three months ended March 31, 2016 compared to $97,000 in the first quarter of 2015. Additionally, there were moderate decreases in the first quarter of 2016 in bank owned life insurance income compared to the prior year period.

The Company disposed of one residential property and two commercial properties for proceeds of $676,000 and a gain of $5,000 for the three months ended March 31, 2016. The Company disposed of one residential property and two finished residential lots at no gain for the three months ended March 31, 2015.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Compensation and Benefits	$4,152	$4,145	$7	0.2%
OREO Valuation Allowance and Expenses	301	219	82	37.4%
Operating Expenses	2,787	2,579	208	8.1%
Total Noninterest Expense	$7,240	$6,943	$297	4.3%

	Three Months Ended March 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,152	$4,145	$7	0.2%
Occupancy expense	589	630	(41)	(6.5%)
Advertising	63	103	(40)	(38.8%)
Data processing expense	554	518	36	6.9%
Professional fees	425	295	130	44.1%
Depreciation of premises and equipment	196	201	(5)	(2.5%)
Telephone communications	44	46	(2)	(4.3%)
Office supplies	43	39	4	10.3%
FDIC Insurance	243	198	45	22.7%
OREO valuation allowance and expenses	301	219	82	37.4%
Other	630	549	81	14.8%
Total Noninterest Expense	$7,240	$6,943	$297	4.3%

For the three months ended March 31, 2016, noninterest expense increased 4.3%, or $297,000, to $7.2 million from $6.9 million for the comparable period in 2015. The Company’s 2015 total growth in salary and benefit costs was 3.2%. During 2015, the Company controlled the growth of salary and benefit costs by significantly restructuring our branch organization and better aligning incentives with Company performance. The Company’s noninterest expense as a percentage of average assets for the three months ended March 31, 2016 and 2015 were 2.51% and 2.61%, respectively. Noninterest expense of $7.2 million for the first quarter of 2016 decreased $316,000 from the fourth quarter of 2015. The current quarter decrease was primarily the result of a one-time $200,000 expense that occurred in the fourth quarter of 2015 to reduce an insurance settlement claim receivable. The Company’s noninterest expense, excluding OREO charges, was $6.9 million for the first quarter of 2016. The Company’s average noninterest expense per quarter, excluding OREO charges and the settlement claim, was $6.8 million per quarter for the year ended December 31, 2015. In 2016, the Company is focused on reducing expenses by decreasing FTEs, reviewing vendor relationships and streamlining internal processes. The Company is cautiously optimistic that these cost cutting efforts and our continued asset growth, primarily in loans, will create operating leverage and increase both our return on average assets and return on equity over the next four quarters. To date, annualized savings of $1.2 million have been targeted, which should be realized over the next four quarters.

Income Tax Expense

For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $968,000 and $1.1 million, respectively. The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 37.58% and 37.29%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015

Assets

Total assets at March 31, 2016 of $1.18 billion increased $33.6 million compared to total assets of $1.14 billion at December 31, 2015. The increase in total assets was primarily attributable to growth in securities and loans. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	March 31, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$9,501	$9,059	$442	4.9%
Federal funds sold	175	225	(50)	(22.2%)
Interest-bearing deposits with banks	482	1,855	(1,373)	(74.0%)
Securities available for sale (AFS), at fair value	36,636	35,116	1,520	4.3%
Securities held to maturity (HTM), at amortized cost	114,455	109,420	5,035	4.6%
FHLB and FRB stock - at cost	6,541	6,931	(390)	(5.6%)
Loans receivable - net of ALLL	935,499	909,200	26,299	2.9%
Premises and equipment, net	22,450	20,156	2,294	11.4%
Premises and equipment held for sale	-	2,000	(2,000)	n/a
Other real estate owned (OREO)	11,038	9,449	1,589	16.8%
Accrued interest receivable	3,382	3,218	164	5.1%
Investment in bank owned life insurance	28,032	27,836	196	0.7%
Other assets	8,722	8,867	(145)	(1.6%)
Total Assets	$1,176,913	$1,143,332	$33,581	2.9%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $26.3 million from $909.2 million at December 31, 2015 to $935.5 million at March 31, 2016, mainly due to increases in loans for commercial real estate and residential first mortgages.

The following is a breakdown of the Company’s loan portfolio at March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016%		December 31, 2015%

Commercial real estate	$643,977	68.14%	$613,479	66.76%
Residential first mortgages	155,532	16.46%	149,967	16.32%
Construction and land development	38,687	4.09%	36,189	3.94%
Home equity and second mortgages	21,019	2.22%	21,716	2.36%
Commercial loans	54,220	5.74%	67,246	7.32%
Consumer loans	330	0.03%	366	0.04%
Commercial equipment	31,379	3.32%	29,931	3.26%
	945,144	100.00%	918,894	100.00%
Less:
Deferred loan fees	1,054	0.11%	1,154	0.13%
Allowance for loan losses	8,591	0.91%	8,540	0.93%
	9,645		9,694
	$935,499		$909,200

Asset Quality

The following tables show asset quality ratios at March 31, 2016 and December 31, 2015.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,176,913	$1,143,332	$33,581	2.9%
Gross loans	945,144	918,894	26,250	2.9
Classified Assets	44,512	43,346	1,166	2.7
Allowance for loan losses	8,591	8,540	51	0.6

Past due loans (PDLs) (31 to 89 days)	983	948	35	3.7
Nonperforming loans (NPLs) (>=90 days)	9,703	10,740	(1,037)	(9.7)

Non-accrual loans (a)	10,392	11,433	(1,041)	(9.1)
Accruing troubled debt restructures (TDRs) (b)	12,327	13,133	(806)	(6.1)
Other real estate owned (OREO)	11,038	9,449	1,589	16.8
Non-accrual loans, OREO and TDRs	33,757	34,015	(258)	(0.8)
ASSET QUALITY RATIOS
Classified assets to total assets	3.78%	3.79%
Classified assets to risk-based capital	30.79	30.19
Allowance for loan losses to total loans	0.91	0.93
Allowance for loan losses to nonperforming loans	88.54	79.52
Past due loans (PDLs) to total loans	0.10	0.10
Nonperforming loans (NPLs) to total loans	1.03	1.17
Loan delinquency (PDLs + NPLs) to total loans	1.13	1.27
Non-accrual loans to total loans	1.10	1.24
Non-accrual loans and TDRs to total loans	2.40	2.67
Non-accrual loans and OREO to total assets	1.82	1.83
Non-accrual loans, OREO and TDRs to total assets	2.87	2.98

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b)  At March 31, 2016 and December 31, 2015, the Bank had total TDRs of $17.4 million and $18.6 million, respectively, with three TDR relationships totaling $5.1 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company has been working to reduce classified loans by using approaches that maximize the Company’s contractual rights with each individual customer relationship. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years as a percentage of total assets and risk-based regulatory capital and in total dollars from a high point of greater than $81.9 million at September 30, 2011. During the fourth quarter of 2015, the Company reduced classified loans $3.5 million to $32.8 million. Of the fourth quarter 2015 reduction in classified loans, $2.7 million was transferred to OREO. These properties include a 21 unit apartment building, 11 condo units and a commercial property. The Company is optimistic that these properties will be sold in the near term based on the current valuation, the existing market and tenant occupancy. During the three months ended March 31, 2016, the Company took a deed in lieu of foreclosure on a $2.1 million improved commercial office building with multiple tenants. This property was taken into OREO at the carrying value of the loan and is presently under contract in the feasibility study period. There is no expected loss from the disposal of this property. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2016 and December 31, 2015, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	3/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Classified loans
Substandard	$31,944	$31,943	$46,735	$47,645	$48,676	$68,515
Doubtful	502	861	-	-	-	-
Loss	-	-	-	-	-	37
Total classified loans	32,446	32,804	46,735	47,645	48,676	68,552
Special mention loans	-	1,642	5,460	9,246	6,092	-
Total classified and special mention loans	$32,446	$34,446	$52,195	$56,891	$54,768	$68,552

Classified loans	32,446	32,804	46,735	47,645	48,676	68,552
Classified securities	1,028	1,093	1,404	2,438	3,028	6,057
Other real estate owned	11,038	9,449	5,883	6,797	6,891	5,029
Total classified assets	$44,512	$43,346	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	3.78%	3.79%	4.99%	5.56%	5.97%	8.10%
Total classified assets as a percentage of Risk Based Capital	30.79%	30.19%	39.30%	43.11%	59.02%	83.89%

The allowance for loan losses was 0.91% of gross loans at March 31, 2016 and 0.93% at December 31, 2015. There was an increase in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as loan growth. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Company increased its general allowance as a percentage of gross loans two basis points from 0.75% at December 31, 2015 to 0.77% at March 31, 2016. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at March 31, 2016 and December 31, 2015, respectively.

(dollar in thousands)	March 31, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans

General Allowance	$7,303	0.77%	$6,932	0.75%
Specific Allowance	1,288	0.14%	1,608	0.17%
Total Allowance	$8,591	0.91%	$8,540	0.93%

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

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2016	2015	2015	2014	2013	2012	2011
Average loans	$919,058	$852,911	$874,186	$819,381	$741,369	$719,798	$671,242
Net charge-offs	376	38	1,374	2,309	1,049	1,937	4,101
Net charge-offs to average loans	0.16%	0.02%	0.16%	0.28%	0.14%	0.27%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $10.4 million or 1.10% of total loans at March 31, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. The Company had 30 non-accrual loans at March 31, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at March 31, 2016 included $7.6 million, or 75% of non-accrual loans, attributed to 17 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at March 31, 2016 and December 31, 2015, $3.5 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. The Company’s loans remain as troubled debt restructures (“TDRs”) and non-accrual. In addition, at March 31, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $1.0 million from $11.7 million, or 1.27% of loans, at December 31, 2015 to $10.7 million, or 1.13% of loans, at March 31, 2016. Loans 31-89 days delinquent increased $35,000 from $948,000, or 0.10% of total loans, at December 31, 2015 to $983,000, or 0.10% of total loans, at March 31, 2016.

At March 31, 2016, the Company had 20 accruing TDRs totaling $12.3 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $1.0 million on seven TDRs totaling $3.3 million at March 31, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015.

The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$11,395	11	$11,897	13
Residential first mortgages	562	2	881	3
Construction and land development	4,211	4	4,283	5
Commercial loans	1,149	6	1,384	7
Commercial equipment	121	2	123	2
Total TDRs	$17,438	25	$18,568	30
Less: TDRs included in non-accrual loans	(5,111)	(5)	(5,435)	(7)
Total accrual TDR loans	$12,327	20	$13,133	23

The OREO balance was $11.0 million at March 31, 2016, an increase of $1.6 million compared to $9.4 million at December 31, 2015. This increase consisted of additions of $2.5 million offset by valuation allowances of $255,000 to adjust properties to current appraised values and $671,000 in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans and OREO to total assets decreased one basis point from 1.83% at December 31, 2015 to 1.82% at March 31, 2016. Non-accrual loans, OREO and TDRs to total assets decreased 11 basis points from 2.98% at December 31, 2015 to 2.87% at March 31, 2016.

At March 31, 2016, 99%, or $145.5 million of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $138.3 million, at December 31, 2015. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2016 and year ended December 31, 2015 , respectively. Classified securities decreased $65,000 from $1.1 million at December 31, 2015 to $1.0 million at March 31, 2016.

Gross unrealized losses on HTM and AFS securities decreased from $1.5 million at December 31, 2015 to $646,000 at March 31, 2016 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2016 and December 31, 2015 for AFS securities were $311,000 and $557,000, respectively, of amortized cost of $36.7 million and $35.5 million, respectively. Gross unrealized losses at March 31, 2016 and December 31, 2015 for HTM securities were $335,000 and $941,000, respectively, of amortized cost of $114.5 million and $109.4 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	March 31, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$137,312	$142,771	$(5,459)	(3.8%)
Interest-bearing deposits	813,287	764,128	49,159	6.4%
Total deposits	950,599	906,899	43,700	4.8%
Short-term borrowings	30,500	36,000	(5,500)	(15.3%)
Long-term debt	50,602	55,617	(5,015)	(9.0%)
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	n/a
Accrued expenses and other liabilities	9,270	10,033	(763)	(7.6%)
Total Liabilities	$1,075,971	$1,043,549	$32,422	3.1%

Deposits and Borrowings

Deposits increased by 4.8%, or $43.7 million to $950.6 million at March 31, 2016 compared to $906.9 million at December 31, 2015. Between 2012 and 2016, the Company increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Average transaction deposits increased $11.1 million to $526.5 million during the first quarter of 2016 compared to the fourth quarter of 2015. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 57.1% of total deposits at March 31, 2016.

Details of the Company’s deposit portfolio at March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$137,312	14.44%	$142,771	15.74%
Interest-bearing:
Demand	126,460	13.30%	120,918	13.33%
Money market deposits	232,024	24.41%	219,956	24.25%
Savings	47,304	4.98%	47,703	5.26%
Certificates of deposit	407,499	42.87%	375,551	41.41%
Total interest-bearing	813,287	85.56%	764,128	84.26%

Total Deposits	$950,599	100.00%	$906,899	100.00%

Transaction accounts	$543,100	57.13%	$531,348	58.59%

The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at March 31, 2016 and December 31, 2015 were $94.6 million and $49.1 million, respectively. Reciprocal brokered deposits at March 31, 2016 and December 31, 2015 were $54.6 million and $61.1 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Long-term debt and short-term borrowings decreased $10.5 million from $91.6 million at December 31, 2015 to $81.1 million at March 31, 2016. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At March 31, 2016 and December 31, 2015, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	March 31, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change

Common Stock at par of $0.01	$47	$46	$1	2.2%
Additional paid in capital	46,907	46,809	98	0.2%
Retained earnings	54,316	53,495	821	1.5%
Accumulated other comprehensive loss	(12)	(251)	239	(95.2%)
Unearned ESOP shares	(316)	(316)	-	0.0%
Total Stockholders' Equity	$100,942	$99,783	$1,159	1.2%

During the three months ended March 31, 2016, stockholders’ equity increased $1.2 million to $100.9 million. The increase in stockholders’ equity was due to net income of $1.6 million, net stock related activities related to stock-based compensation of $88,000 and a current year decrease in accumulated other comprehensive loss of $239,000. These increases to capital were partially offset by quarterly common dividends paid of $453,000 and repurchases of common stock of $322,000. Common stockholders' equity of $100.9 million at March 31, 2016 resulted in a book value of $21.70 per common share compared to $21.48 at December 31, 2015. The Company remains well-capitalized at March 31, 2016 with a Tier 1 capital to average assets ratio of 9.77%.

Accumulated other comprehensive losses decreased during the first three months of 2016 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company assessed using the new regulatory capital ratios that the Company meets the new requirements specified in the Basel III rules upon full adoption of the phased-in requirements. The Bank elected to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in its March 31, 2015 quarterly call report filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB

The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2015.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2016 totaled $10.2 million, a decrease of $981,000, or 8.8%, from the December 31, 2015 total of $11.1 million. The decrease in cash was primarily due to an increase in cash used for investing activities which was partially offset by cash provided by financing ad operating activities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the three months ended March 31, 2016, all financing activities provided $32.4 million in cash compared to $2.5 million in cash for the same period in 2015. The Bank was provided $29.9 million more cash due to financing activities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in deposits of $58.6 million partially offset by a decrease on long-term debt and short-term borrowings of $25.5 million. In addition, cash decreased $3.0 million due to the net proceeds received during the first quarter 2015 for the subordinated notes issued of $23.0 million offset by the SBLF payoff of $20 million. Cash also decreased $307,000 for the repurchase of common stock.

During the three months ended March 31, 2016, all investing activities used $35.0 million in cash compared to $16.4 million in cash used for the same period in 2015. The increase in cash used of $18.6 million was the result of a net decrease in proceeds received for securities transactions of $11.0 million primarily due to more investment purchases for the three months ended March 31, 2016 than the comparable period of 2015. The result of these securities activities was that the Bank was a net purchaser of securities of $5.9 million year to date 2016 compared to a net seller of securities of $5.1 million for the three months ended March 31, 2015. Additionally, there was a net increase in cash used of $8.1 million from loan activities. The principal collected on loans declined $2.2 million from $53.0 million for the three months ended March 31, 2015 to $50.8 million for the three months ended March 31, 2016. More cash was used to fund loans as loans originated or acquired increased $5.9 million from $74.0 million for the three months ended March 31, 2015 to $79.9 million for the three months ended March 31, 2016. Additional cash of $1.6 million was used to purchase equipment in the first three months of 2016 compared to the same period in 2015. These increases to cash used were partially offset by a net increase in cash provided of $2.2 million from the sale of the King George branch premises and equipment and the sale of OREO.

Operating activities provided cash of $1.6 million for the three months ended March 31, 2016 compared to $3.9 million of cash provided for the same period of 2015. Cash decreased by $2.3 million primarily due a decrease in accrued expenses and other liabilities for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

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

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(25.00%)	(20.00%)	(15.00%)	(10.00%)	(10.00%)	(15.00%)	(20.00%)	(25.00%)

March 31, 2016	(1.52%)	1.70%	1.14%	0.39%	1.52%	n/a	n/a	n/a

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	- 300 bp	- 400 bp
Policy Limit	(40.00%)	(30.00%)	(20.00%)	(10.00%)	(10.00%)	(20.00%)	(30.00%)	(40.00%)

March 31, 2016	(13.25%)	(7.97%)	(2.74%)	0.50%	(9.05%)	n/a	n/a	n/a

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of March 31, 2016, 212,940 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended March 31, 2016.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
				228,940
January 1 - 31, 2016	500	$20.98	500	228,440
February 1 - 29, 2016	15,573	19.98	15,500	212,940
March 1 - 31, 2016	-	-	-	212,940
Total	16,073	$20.01	16,000	212,940

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 6, 2016	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer