Form 10-Q
period 2016-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2016-08-05
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 29, 2016, the registrant had 4,657,028 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$8,922	$9,059
Federal funds sold	90	225
Interest-bearing deposits with banks	4,011	1,855
Securities available for sale (AFS), at fair value	39,837	35,116
Securities held to maturity (HTM), at amortized cost	107,772	109,420
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	5,005	6,931
Loans receivable - net of allowance for loan losses of $9,106 and $8,540	995,515	909,200
Premises and equipment, net	22,807	20,156
Premises and equipment held for sale	-	2,000
Other real estate owned (OREO)	8,460	9,449
Accrued interest receivable	3,486	3,218
Investment in bank owned life insurance	28,230	27,836
Other assets	9,266	8,867
Total Assets	$1,233,401	$1,143,332

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$142,365	$142,771
Interest-bearing deposits	851,110	764,128
Total deposits	993,475	906,899
Short-term borrowings	28,000	36,000
Long-term debt	65,588	55,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	8,972	10,033
Total Liabilities	1,131,035	1,043,549

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,651,486 and 4,645,429 shares, respectively	47	46
Additional paid in capital	47,007	46,809
Retained earnings	55,574	53,495
Accumulated other comprehensive gain (loss)	54	(251)
Unearned ESOP shares	(316)	(316)
Total Stockholders' Equity	102,366	99,783
Total Liabilities and Stockholders' Equity	$1,233,401	$1,143,332

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts )	2016	2015	2016	2015
Interest and Dividend Income
Loans, including fees	$11,170	$10,373	$21,715	$20,550
Interest and dividends on investment securities	752	560	1,515	1,107
Interest on deposits with banks	6	2	10	6
Total Interest and Dividend Income	11,928	10,935	23,240	21,663

Interest Expense
Deposits	1,182	1,042	2,277	2,030
Short-term borrowings	49	12	87	21
Long-term debt	802	848	1,588	1,516
Total Interest Expense	2,033	1,902	3,952	3,567

Net Interest Income	9,895	9,033	19,288	18,096
Provision for loan losses	564	392	991	570
Net Interest Income After Provision For Loan Losses	9,331	8,641	18,297	17,526

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	102	90	163	148
Gain on sale of asset	4	1	4	19
Net losses on sale of OREO	(448)	(18)	(443)	(18)
Net gains (losses) on sale of investment securities	39	-	39	(1)
Income from bank owned life insurance	198	205	394	410
Service charges	882	677	1,470	1,262
Gain on sale of loans held for sale	-	7	-	104
Total Noninterest Income	777	962	1,627	1,924

Noninterest Expense
Salary and employee benefits	4,197	3,888	8,349	8,033
Occupancy expense	636	605	1,225	1,235
Advertising	156	183	219	286
Data processing expense	580	507	1,134	1,025
Professional fees	380	272	805	567
Depreciation of furniture, fixtures, and equipment	206	204	402	405
Telephone communications	46	39	90	85
Office supplies	29	31	72	70
FDIC Insurance	184	190	427	388
OREO valuation allowance and expenses	105	334	406	553
Other	773	635	1,403	1,184
Total Noninterest Expense	7,292	6,888	14,532	13,831

Income before income taxes	2,816	2,715	5,392	5,619
Income tax expense	1,078	1,004	2,046	2,087
Net Income	$1,738	$1,711	$3,346	$3,532
Preferred stock dividends	-	-	-	23
Net Income Available to Common Stockholders	$1,738	$1,711	$3,346	$3,509

Earnings Per Common Share
Basic	$0.38	$0.37	$0.73	$0.75
Diluted	$0.38	$0.37	$0.72	$0.75
Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015

Net Income	$1,738	$1,711	$3,346	$3,532
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $55 and $(130), and $210 and $51 respectively	86	(200)	325	78
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $(10) and $0; $(10) and $0, respectively	(20)	-	(20)	-
Comprehensive Income	$1,804	$1,511	$3,651	$3,610

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015

Cash Flows from Operating Activities
Net income	$3,346	$3,532
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	991	570
Depreciation and amortization	746	699
Loans originated for resale	-	(4,192)
Proceeds from sale of loans originated for sale	-	4,296
Gain on sale of loans held for sale	-	(104)
Net loss on the sale of OREO	443	18
(Gains) losses on sales of HTM investment securities	(8)	1
Gains on sales of AFS investment securities	(30)	-
Gain on sale of asset	(4)	(19)
Net amortization of premium/discount on investment securities	268	48
Increase in OREO valuation allowance	262	374
Increase in cash surrender of bank owned life insurance	(394)	(411)
Increase in deferred income tax benefit	(115)	(395)
Increase in accrued interest receivable	(268)	(146)
Stock based compensation	160	122
Decrease in deferred loan fees and premiums	705	72
(Decrease) increase in accrued expenses and other liabilities	(1,061)	1,359
(Increase) decrease in other assets	(468)	636
Net Cash Provided by Operating Activities	4,573	6,460

Cash Flows from Investing Activities
Purchase of AFS investment securities	(9,611)	(45)
Proceeds from redemption or principal payments of AFS investment securities	2,912	3,649
Purchase of HTM investment securities	(9,963)	(9,842)
Proceeds from maturities or principal payments of HTM investment securities	10,688	8,332
Net decrease (increase) of FHLB and FRB stock	1,927	(116)
Loans originated or acquired	(193,983)	(143,256)
Principal collected on loans	103,627	117,578
Purchase of premises and equipment	(3,408)	(1,546)
Proceeds from sale of OREO	2,630	623
Proceeds from sale of HTM investment securities	710	66
Proceeds from sale of AFS investment securities	2,464	-
Proceeds from disposal of asset	2,015	34

Net Cash Used in Investing Activities	(89,992)	(24,523)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015

Cash Flows from Financing Activities
Net increase in deposits	$86,576	$31,001
Proceeds from long-term debt	15,000	-
Payments of long-term debt	(5,029)	(4,027)
Net (decrease) increase in short term borrowings	(8,000)	10,000
Proceeds from subordinated notes	-	23,000
Redemption of Small Business Lending Fund Preferred Stock	-	(20,000)
Dividends paid	(908)	(995)
Net change in unearned ESOP shares	-	(28)
Repurchase of common stock	(336)	(329)
Net Cash Provided by Financing Activities	87,303	38,622
Increase in Cash and Cash Equivalents	$1,884	$20,559

Cash and Cash Equivalents - January 1	11,139	21,373
Cash and Cash Equivalents - June 30	$13,023	$41,932

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,920	$2,994
Income taxes	$2,175	$1,088

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$464	$216
Transfer from loans to OREO	$2,718	$1,556
Transfer from OREO to loans	$1,830	$-
Transfer of OREO to Fixed Assets	$372	$-

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2015 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2015 Annual Report. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2016 presentation.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain (loss) for the three and six months ended June 30, 2016 and 2015. The Company’s “other comprehensive” gain (loss) was solely related to securities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$141	$55	$86	$(330)	$(130)	$(200)
Reclassification adjustments	(30)	(10)	(20)	-	-	-
Other comprehensive gain	$111	$45	$66	$(330)	$(130)	$(200)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$535	$210	$325	$129	$51	$78
Reclassification adjustments	(30)	(10)	(20)	-	-	-
Other comprehensive gain (loss)	$505	$200	$305	$129	$51	$78

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(12)	$(100)	$(251)	$(378)
Other comprehensive gains (losses), net of tax before reclassifications	86	(200)	325	78
Amounts reclassified from accumulated other comprehensive income	(20)	-	(20)	-
Net other comprehensive gain (loss)	66	(200)	305	78
End of period	$54	$(300)	$54	$(300)

NOTE 5 - EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At June 30, 2016 and 2015, there were 21,011 and 87,436 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at June 30, 2016 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At June 30, 2016 and 2015 there were 42,881 and 37,048 unvested shares of restricted stock.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Net Income	$1,738	$1,711	$3,346	$3,532
Less: dividends paid and accrued on preferred stock	-	-	-	(23)
Net income available to common shareholders	$1,738	$1,711	$3,346	$3,509

Average number of common shares outstanding	4,590,444	4,650,153	4,592,563	4,653,763
Dilutive effect of common stock equivalents	27,350	37,048	28,636	37,048
Average number of shares used to calculate diluted EPS	4,617,794	4,687,201	4,621,199	4,690,811

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

Stock-based compensation expense totaled $79,000 and $159,000 for the three and six months ended June 30, 2016 and $68,000 and $122,000 for the three and six months ended June 30, 2015. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

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

The following tables below summarize outstanding and exercisable options at June 30, 2016 and December 31, 2015.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(200)	27.70
Outstanding at June 30, 2016	21,011	$27.70	$-	1.0

Exercisable at June 30, 2016	21,011	$27.70	$-	1.0

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Expired	(66,225)	22.29
Outstanding at December 31, 2015	21,211	$27.70	$-	1.5

Exercisable at December 31, 2015	21,211	$27.70	$-	1.5

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
June 30, 2016	Remaining Contractual Life	Exercise Price
21,011	1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at June 30, 2016 and December 31, 2015, respectively because all options outstanding were anti-dilutive.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of June 30, 2016, unrecognized stock compensation expense was $1.0 million. The following tables summarize the unvested restricted stock awards outstanding at June 30, 2016 and December 31, 2015, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	22,403	20.75
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at June 30, 2016	42,881	$20.21

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at December 31, 2015	37,048	$19.83

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

	Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2016	2015	2015
Balance at beginning of year	$9,449	$5,883	$5,883
Additions of underlying property	2,718	1,556	5,436
Disposals of underlying property	(3,445)	(643)	(1,206)
Valuation allowance	(262)	(374)	(664)
Balance at end of period	$8,460	$6,422	$9,449

During the six months ended June 30, 2016, additions of $2.7 million consisted of $577,000 for a residential property and $2.1 million for a deed in lieu of foreclosure on an improved commercial office building with multiple tenants. The commercial office building was taken into OREO at fair value of the loan during the three months ended March 31, 2016 and had a ratified contract for its sale. That contract was voided during the second quarter of 2016. The Company plans to manage the property until its sale and will recognize miscellaneous rental income during the ownership and management of the property. During the six months ended June 30, 2015, additions of $1.6 million consisted of $784,000 for five residential properties, $378,000 for three residential lots and $400,000 for a commercial building.

The Company recognized net losses on OREO disposals of $443,000 for the six months ended June 30, 2016. Disposals for the six months ended June 30, 2016 consisted of properties with the following carrying values; $106,000 for three residential lots, $166,000 for one residential property, $875,000 for three commercial properties and $2.2 million for an apartment and condominium property. The Bank provided financing for the apartment and condominium purchase which was transferred from OREO to loans during the second quarter of 2015. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The Company disposed of two residential properties and two finished residential lots at a loss of $18,000 for the six months ended June 30, 2015.

Additions to the valuation allowances of $262,000 and $374,000 were taken to adjust properties to current appraised values for the six months ended June 30, 2016 and 2015, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets include the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Valuation allowance	$7	$249	$262	$374
Operating expenses	98	85	144	179
	$105	$334	$406	$553

NOTE 10 – SECURITIES

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential Mortgage Backed Securities ("MBS")	$2,552	$5	$-	$2,557
Residential Collateralized Mortgage Obligations ("CMOs")	32,825	98	202	32,721
Corporate equity securities	37	-	-	37
Bond mutual funds	4,335	187	-	4,522
Total securities available for sale	$39,749	$290	$202	$39,837

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$36,098	$976	$-	$37,074
Residential CMOs	65,880	642	93	66,429
Asset-backed securities issued by Others:
Residential CMOs	975	-	91	884
Total debt securities held to maturity	102,953	1,618	184	104,387

Callable GSE Agency Bonds	$3,004	$-	$2	$3,002
U.S. SBA Debentures	1,015	-	1	1,014
U.S. government obligations	800	-	-	800
Total securities held to maturity	$107,772	$1,618	$187	$109,203

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$22	$4	$-	$26
Residential CMOs	31,182	39	557	30,664
Corporate equity securities	37	2	-	39
Bond mutual funds	4,289	98	-	4,387
Total securities available for sale	$35,530	$143	$557	$35,116

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,085	$552	$242	$34,395
Residential CMOs	73,492	278	599	73,171
Asset-backed securities issued by Others:
Residential CMOs	1,093	-	100	993
Total debt securities held to maturity	108,670	830	941	108,559

U.S. government obligations	750	-	-	750
Total securities held to maturity	$109,420	$830	$941	$109,309

At June 30, 2016, certain asset-backed securities with an amortized cost of $21.5 million were pledged to secure certain customer deposits. At June 30, 2016, asset-backed securities with an amortized cost of $1.0 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2016, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS securities issued by GSEs had an average life of 3.68 years and average duration of 3.46 years and are guaranteed by their issuer as to credit risk. HTM securities issued by GSEs or U.S. government agencies had an average life of 3.80 years and average duration of 3.53 years and are guaranteed by their issuer as to credit risk.

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

Management believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. Management believes that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

Management has the ability and intent to hold the HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Because management’s intention is not to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary.

No charges related to other-than-temporary impairment were made during for the six months ended June 30, 2016 and the year ended December 31, 2015.

During the six months ended June 30, 2016 the Company recognized net gains on the sale of securities of $39,000. The Company sold three AFS securities with aggregate carrying values of 2.4 million and one HTM security with a carrying value of $698,000, recognizing gains of $31,000 and $8,000, respectively. During the six months ended June 30, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000.

The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company will dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2016 were as follows:

June 30, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$4,475	$25	$13,300	$177	$17,775	$202

At June 30, 2016, the AFS investment portfolio had an estimated fair value of $39.8 million, of which $17.8 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs.

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $202,000 of the portfolio amortized cost of $35.4 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 3.94 years and an average duration of 3.67 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

AFS securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $557,000 of the portfolio amortized cost of $31.2 million. AFS asset-backed securities issued by GSEs with unrealized losses had an average life of 4.45 years and an average duration of 4.04 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2016 were as follows:

June 30, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	2,886	9	12,916	84	15,802	93
Callable GSE Agency Bonds	3,001	2	-	-	3,001	2
U.S. SBA Debentures	1,014	1	-	-	1,014	1
Asset-backed securities issued by other	-	-	884	91	884	91
	$6,901	$12	$13,800	$175	$20,701	$187

At June 30, 2016, the HTM investment portfolio had an estimated fair value of $109.2 million, of which $20.7 million of the securities had some unrealized losses from their amortized cost. Of these securities, $19.8 million were asset-backed securities or bonds issued by GSEs and debentures issued by U.S. government agencies. The remaining $884,000 were asset-backed securities issued by others.

HTM securities issued by GSEs are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the asset-backed securities or bonds issued by GSEs and debentures issued by U.S. government agencies were $96,000 of the portfolio amortized cost of $106.8 million. The securities with unrealized losses had an average life of 2.93 years and an average duration of 2.77 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $91,000 of the portfolio amortized cost of $975,000. HTM asset-backed securities issued by others with unrealized losses have an average life of 1.72 years and an average duration of 1.44 years.

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

HTM securities issued by GSEs are guaranteed by the issuer. Total unrealized losses on the asset-backed securities issued by GSEs were $841,000 of the portfolio amortized cost of $107.6 million. HTM asset-backed securities issued by GSEs with unrealized losses had an average life of 5.42 years and an average duration of 4.78 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and others or bonds issued by U.S. government agencies at June 30, 2016 and December 31, 2015 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2016		December 31, 2015
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$142,075	AAA	$138,267
BB	453	BB	518
B+	522	B+	-
CCC+	-	CCC+	575
Total	$143,050	Total	$139,360

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	June 30, 2016%		December 31, 2015%

Commercial real estate	$608,380	60.53%	$538,888	58.64%
Residential first mortgages	148,138	14.74%	131,401	14.30%
Residential rentals	100,202	9.97%	93,157	10.14%
Construction and land development	35,560	3.54%	36,189	3.94%
Home equity and second mortgages	22,104	2.20%	21,716	2.36%
Commercial loans	57,167	5.69%	67,246	7.32%
Consumer loans	332	0.03%	366	0.04%
Commercial equipment	33,185	3.30%	29,931	3.26%
	1,005,068	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	447	0.04%	1,154	0.13%
Allowance for loan losses	9,106	0.91%	8,540	0.93%
	9,553		9,694
	$995,515		$909,200

At June 30, 2016 and December 31, 2015, the Bank’s allowance for loan losses totaled $9.1 million and $8.5 million, respectively or 0.91% and 0.93%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.6 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively offset by net deferred premiums paid for the purchase of residential first mortgages of $2.2 million and $1.4 million at June 30, 2016 and December 31, 2015.

The Company separated residential rentals into a new loan portfolio segment beginning in the second quarter of 2016. Residential rentals include income producing properties secured by 1-4 family units and apartment buildings. The Company’s decision to segregate the residential rental portfolio for financial reporting and valuation purposes was based on the growth and size of the portfolio and risk characteristics unique to residential rental properties.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.5% and 6.1% of the CRE portfolio at June 30, 2016 and December 31, 2015, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $30.9 million or 3.1% of total gross loans of $1.0 billion at June 30, 2016 compared to $18.9 million or 2.1% of gross loans of $918.9 million at December 31, 2015.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of June 30, 2016 and December 31, 2015, $88.0 million and $80.8 million, respectively, were 1-4 family units and $12.2 million and $12.4 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income.

Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Because payments on loans secured residential rental properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to a greater extent to adverse conditions in the rental real estate market or the economy than similar owner occupied properties.

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

Non-accrual and Past Due Loans

Non-accrual loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,416	7	$-	-	$2,416	7
Residential first mortgages	1,070	6	-	-	1,070	6
Residential rentals	689	5	-	-	689	5
Construction and land development	3,641	3	-	-	3,641	3
Home equity and second mortgages	-	-	-	-	-	-
Commercial loans	1,030	4	684	2	1,714	6
Commercial equipment	694	6	-	-	694	6
	$9,540	31	$684	2	$10,224	33

	December 31, 2015
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,875	7	$-	-	$2,875	7
Residential first mortgages	1,948	7	-	-	1,948	7
Residential rentals	605	4	-	-	605	4
Construction and land development	3,555	3	-	-	3,555	3
Home equity and second mortgages	48	3	-	-	48	3
Commercial loans	1,361	8	693	2	2,054	10
Commercial equipment	348	4	-	-	348	4
	$10,740	36	$693	2	$11,433	38

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.2 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $10.2 million or 1.02% of total loans at June 30, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

The Company had 33 non-accrual loans at June 30, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at June 30, 2016 included $7.7 million, or 75% of non-accrual loans, attributed to 17 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at June 30, 2016 and December 31, 2015, $3.6 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. The Company’s loans remain classified as troubled debt restructures (“TDRs”) and non-accrual. In addition, at June 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $9.5 million and $10.5 million at June 30, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances at June 30, 2016 and December 31, 2015 was $974,000 and $953,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $682,000 and $902,000 at June 30, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances at June 30, 2016 and December 31, 2015 was $83,000 and $34,000, respectively.

Past due loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$605,520	$-	$444	$2,416	$2,860	$608,380	$-
Residential first mortgages	146,880	-	188	1,070	1,258	148,138	-
Residential rentals	99,513	-	-	689	689	100,202
Construction and land dev.	31,919	-	-	3,641	3,641	35,560	-
Home equity and second mtg.	21,990	69	45	-	114	22,104	-
Commercial loans	56,096	41	-	1,030	1,071	57,167	-
Consumer loans	332	-	-	-	-	332	-
Commercial equipment	32,457	-	34	694	728	33,185	-
Total	$994,707	$110	$711	$9,540	$10,361	$1,005,068	$-

	December 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$536,013	$-	$-	$2,875	$2,875	$538,888	$-
Residential first mortgages	129,154	-	299	1,948	2,247	131,401	-
Residential rentals	92,552	-	-	605	605	93,157
Construction and land dev.	32,634	-	-	3,555	3,555	36,189	-
Home equity and second mtg.	21,603	65	-	48	113	21,716	-
Commercial loans	65,747	-	138	1,361	1,499	67,246	-
Consumer loans	365	-	1	-	1	366	-
Commercial equipment	29,138	152	293	348	793	29,931	-
Total	$907,206	$217	$731	$10,740	$11,688	$918,894	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2016 and 2015 and at December 31, 2015 were as follows:

	June 30, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$22,444	$20,010	$2,404	$22,414	$582	$22,503	$243	$22,724	$420
Residential first mortgages	2,957	2,472	485	2,957	20	2,982	23	2,990	51
Residential rentals	3,987	3,352	239	3,591	53	3,747	42	3,798	67
Construction and land dev.	4,443	3,939	431	4,370	398	4,317	4	4,264	7
Home equity and second mtg.	109	109	-	109	-	109	1	108	2
Commercial loans	4,551	4,222	5	4,227	5	4,237	36	4,238	69
Commercial equipment	839	623	193	816	165	828	5	840	11
Total	$39,330	$34,727	$3,757	$38,484	$1,223	$38,723	$354	$38,962	$627

	December 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$21,477	$19,081	$2,367	$21,448	$601	$21,786	$774
Residential first mortgages	4,226	3,730	495	4,225	27	4,276	141
Residential rentals	4,473	3,893	181	4,074	40	4,400	170
Construction and land dev.	4,283	3,780	504	4,284	471	4,302	13
Home equity and second mtg.	154	154	-	154	-	163	8
Commercial loans	4,775	4,195	380	4,575	330	4,524	251
Commercial equipment	518	338	139	477	139	491	9
Total	$39,906	$35,171	$4,066	$39,237	$1,608	$39,942	$1,366

	June 30, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$20,648	$18,519	$2,099	$20,618	$133	$20,719	$170	$20,765	$359
Residential first mortgages	3,465	2,960	505	3,465	75	3,473	25	3,480	56
Residential rentals	7,893	7,436	457	7,893	17	7,904	71	7,926	147
Construction and land dev.	4,329	4,329	-	4,329	-	4,382	4	4,285	7
Home equity and second mtg.	488	429	-	429	-	434	2	437	6
Commercial loans	5,184	4,499	581	5,080	227	5,041	44	5,034	96
Commercial equipment	1,462	292	1,097	1,389	1,021	1,401	12	1,407	26
Total	$43,469	$38,464	$4,739	$43,203	$1,473	$43,354	$328	$43,334	$697

TDRs, included in the impaired loan schedules above, as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,715	8	$9,839	8
Residential first mortgages	556	2	881	3
Residential rentals	230	1	2,058	5
Construction and land development	4,370	4	4,283	4
Commercial loans	1,141	7	1,384	8
Commercial equipment	118	2	123	2
Total TDRs	$16,130	24	$18,568	30
Less: TDRs included in non-accrual loans	(5,252)	(5)	(5,435)	(7)
Total accrual TDR loans	$10,878	19	$13,133	23

At June 30, 2016, the Company had 19 accruing TDRs totaling $10.9 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $968,000 on seven TDRs totaling $3.3 million at June 30, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. At June 30, 2016, $8.1 million or 74% of accruing TDRs related to one customer relationship. The $8.1 million in TDRs is for eight loans with two construction and land development loans totaling $724,000, one commercial loan of $197,000 and five commercial real estate loans totaling $7.1 million. The loans in this relationship have been classified as TDRs since the fourth quarter of 2014 and have performed according to the terms of their restructured agreements with all required payments made timely. They presently remain classified as TDRs due to below market rates of interest negotiated at the time the loans were restructured to obtain additional collateral. The Company has a strong collateral position in this relationship and as of June 30, 2016 has specific reserves of $470,000 on the relationship.

At June 30, 2016 and December 31, 2015, non-accrual TDRs included $3.6 million and $3.8 million, respectively, related to a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. In addition, at June 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios. There were no TDRs added during the six months ended June 30, 2016.

Interest income in the amount of $253,000 and $508,000 was recognized on TDR loans for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2016 and 2015, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	June 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$3,838	$-	$3	$539	$4,380
Residential first mortgages	591	-	-	344	935
Residential rentals	590	-	-	23	613
Construction and land development	1,129	-	-	(85)	1,044
Home equity and second mortgages	134	-	-	7	141
Commercial loans	1,046	(69)	8	(276)	709
Consumer loans	1	-	-	1	2
Commercial equipment	1,262	-	9	11	1,282
	$8,591	$(69)	$20	$564	$9,106

Six Months Ended
Commercial real estate	$3,465	$-	$5	$910	$4,380
Residential first mortgages	584	-	-	351	935
Residential rentals	538	-	-	75	613
Construction and land development	1,103	(73)	1	13	1,044
Home equity and second mortgages	142	-	5	(6)	141
Commercial loans	1,477	(394)	11	(385)	709
Consumer loans	2	(1)	-	1	2
Commercial equipment	1,229	-	21	32	1,282
	$8,540	$(468)	$43	$991	$9,106

	June 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$3,770	$-	$4	$(440)	$3,334
Residential first mortgages	870	(30)	-	9	849
Residential rentals	612	-	-	(51)	561
Construction and land development	1,099	-	32	74	1,205
Home equity and second mortgages	208	-	-	(2)	206
Commercial loans	1,740	(215)	6	(165)	1,366
Consumer loans	2	-	-	-	2
Commercial equipment	320	(54)	1	967	1,234
	$8,621	$(299)	$43	$392	$8,757

Six Months Ended
Commercial real estate	$3,528	$(46)	$7	$(155)	$3,334
Residential first mortgages	1,047	(30)	1	(169)	849
Residential rentals	593	-	-	(32)	561
Construction and land development	1,071	-	32	102	1,205
Home equity and second mortgages	173	-	-	33	206
Commercial loans	1,677	(215)	7	(103)	1,366
Consumer loans	3	-	-	(1)	2
Commercial equipment	389	(54)	4	895	1,234
	$8,481	$(345)	$51	$570	$8,757

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2016 and 2015 and December 31, 2015.

	June 30, 2016			December 31, 2015			June 30, 2015
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$22,414	$585,966	$608,380	$21,448	$517,440	$538,888	$20,618	$502,207	$522,825
Residential first mortgages	2,957	145,181	148,138	4,225	127,176	131,401	3,465	133,974	137,439
Residential rentals	3,591	96,611	100,202	4,074	89,083	93,157	7,893	76,775	84,668
Construction and land development	4,370	31,190	35,560	4,284	31,905	36,189	4,329	34,830	39,159
Home equity and second mortgages	109	21,995	22,104	154	21,562	21,716	429	20,639	21,068
Commercial loans	4,227	52,940	57,167	4,575	62,671	67,246	5,080	58,400	63,480
Consumer loans	-	332	332	-	366	366	-	396	396
Commercial equipment	816	32,369	33,185	477	29,454	29,931	1,389	25,415	26,804
	$38,484	$966,584	$1,005,068	$39,237	$879,657	$918,894	$43,203	$852,636	$895,839

Allowance for loan losses:
Commercial real estate	$582	$3,798	$4,380	$601	$2,864	$3,465	$133	$3,201	$3,334
Residential first mortgages	20	915	935	27	557	584	75	774	849
Residential rentals	53	560	613	40	498	538	17	544	561
Construction and land development	398	646	1,044	471	632	1,103	-	1,205	1,205
Home equity and second mortgages	-	141	141	-	142	142	-	206	206
Commercial loans	5	704	709	330	1,147	1,477	227	1,139	1,366
Consumer loans	-	2	2	-	2	2	-	2	2
Commercial equipment	165	1,117	1,282	139	1,090	1,229	1,021	213	1,234
	$1,223	$7,883	$9,106	$1,608	$6,932	$8,540	$1,473	$7,284	$8,757

Credit Quality Indicators

Credit quality indicators as of June 30, 2016 and December 31, 2015 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015

Unrated	$50,104	$51,924	$2,961	$4,399	$23,209	$21,585
Pass	537,078	466,601	28,229	27,507	75,520	67,926
Special mention	-	250	-	-	-	845
Substandard	21,198	20,113	4,005	3,845	1,473	2,801
Doubtful	-	-	365	438	-	-
Loss	-	-	-	-	-	-
Total	$608,380	$538,888	$35,560	$36,189	$100,202	$93,157

	Commercial Loans		Commercial Equipment
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015

Unrated	$11,373	$11,281	$10,137	$10,074
Pass	41,789	51,569	22,752	19,610
Special mention	-	-	-	-
Substandard	4,005	4,110	159	110
Doubtful	-	286	137	137
Loss	-	-	-	-
Total	$57,167	$67,246	$33,185	$29,931

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015

Performing	$147,068	$129,453	$22,104	$21,668	$332	$366
Nonperforming	1,070	1,948	-	48	-	-
Total	$148,138	$131,401	$22,104	$21,716	$332	$366

Summary of Total Classified Loans

(dollars in thousands)	6/30/2016	12/31/2015
By Internally Assigned Grade	$31,342	$31,840
By Payment Activity	594	964
Total Classified	$31,936	$32,804

Management uses a risk scale to assign grades to commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history

Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned (“OAEM”) or higher risk rating due to a delinquent payment history.

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

Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention

These credits, while protected by the financial strength of the borrowers, guarantors or collateral, have reduced quality due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. OAEM loans are the first adversely classified assets on the Bank’s watch list. These relationships will be reviewed at least quarterly.

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

NOTE 12 - REGULATORY

As of December 31, 2015, the Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On April 18, 2016, Community Bank of the Chesapeake, cancelled its stock in the Federal Reserve Bank of Richmond. This terminated its status as a member of the Federal Reserve System. As of that date, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”) and is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.

The Company will continue to be subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.

On January 1, 2015, the Company and Bank became subject to the new Basel III Capital Rules with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. In July 2013, the final rules were published (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

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

As of June 30, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Common Equity	$102,366	$99,783	$133,802	$132,571
Preferred Stock -SBLF	-	-	-	-
Total Stockholders' Equity	102,366	99,783	133,802	132,571
AOCI Losses (Gains)	(54)	251	(54)	251
Common Equity Tier 1 Capital	102,312	100,034	133,748	132,822
TRUPs	12,000	12,000	-	-
Tier 1 Capital	114,312	112,034	133,748	132,822
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments	9,106	8,540	9,106	8,540
Subordinated Notes	23,000	23,000	-	-
Tier 2 Capital	$146,418	$143,574	$142,854	$141,362

Risk-Weighted Assets ("RWA")	$1,022,208	$984,614	$1,019,246	$982,347

Average Assets ("AA")	$1,211,618	$1,118,843	$1,208,718	$1,116,576

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	10.01%	10.16%	13.12%	13.52%
Tier 1 Capital to RWA	8.50	11.18	11.38	13.12	13.52
Tier 2 Capital to RWA	10.50	14.32	14.58	14.02	14.39
Tier 1 Capital to AA (Leverage)	n/a	9.43	10.01	11.07	11.90

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$32,721	$-	$32,721	$-
MBS	2,557	-	2,557	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,522	-	4,522	-
Total available for sale securities	$39,837	$-	$39,837	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$30,664	$-	$30,664	$-
MBS	26	-	26	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,387	-	4,387	-
Total available for sale securities	$35,116	$-	$35,116	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are included in the tables below.

(dollars in thousands)	June 30, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,822	$-	$1,822	$-
Residential first mortgages	465	-	465	-
Residential rentals	186		186
Construction and land development	33	-	33	-
Commercial equipment	28	-	28	-
Total loans with impairment	$2,534	$-	$2,534	$-

Other real estate owned	$8,460	$-	$8,460	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,765	$-	$1,765	$-
Residential first mortgages	469	-	469	-
Residential rentals	141	-	141
Construction and land development	33	-	33	-
Commercial loans	50	-	50	-
Total loans with impairment	$2,458	$-	$2,458	$-

Premises and equipment held for sale	$2,000	$-	$2,000	$-

Other real estate owned	$9,449	$-	$9,449	$-

Loans with impairment had unpaid principal balances of $3.8 million and $4.0 million at June 30, 2016 and December 31, 2015, respectively, and include impaired loans with a specific allowance.

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments or the estimated fair value of loans held for sale based on the terms of the related sale commitments. There were no loans held for sale at June 30, 2016 and December 31, 2015.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$39,837	$39,837	$-	$39,837	$-
Investment securities - HTM	107,772	109,203	799	108,404	-
FHLB Stock	5,005	5,005	-	5,005	-
Loans Receivable	995,515	998,382	-	998,382	-
Investment in BOLI	28,230	28,230	-	28,230	-

Liabilities
Savings, NOW and money market accounts	$567,741	$567,741	$-	$567,741	$-
Time deposits	425,734	427,534	-	427,534	-
Long-term debt	65,588	67,692	-	67,692	-
Short term borrowings	28,000	27,990	-	27,990	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$35,116	$35,116	$-	$35,116	$-
Investment securities - HTM	109,420	109,309	750	108,559	-
FHLB and FRB Stock	6,931	6,931	-	6,931	-
Loans Receivable	909,200	913,506	-	913,506	-
Investment in BOLI	27,836	27,836	-	27,836	-

Liabilities
Savings, NOW and money market accounts	$531,348	$531,348	$-	$531,348	$-
Time deposits	375,551	375,376	-	375,376	-
Long-term debt	55,617	56,987	-	56,987	-
Short term borrowings	36,000	36,000	-	36,000	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

At June 30, 2016 and December 31, 2015, the Company had outstanding loan commitments and standby letters of credit of $73.2 million and $73.5 million, respectively and $20.0 million and $21.4 million, respectively. Additionally, customers had $135.4 million and $128.1 million available and unused on lines of credit at June 30, 2016 and December 31, 2015, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

ASU 2015-16 - Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. ASU 2015-16 was effective January 1, 2016 and did not have an impact on the Company’s consolidated financial statements.

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

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Additional factors that may affect the Company’s results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) that was filed with the Securities and Exchange Commission.

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

Management uses a risk scale to assign grades to commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At June 30, 2016 and December 31, 2015, the allowance for loan losses was $9.1 million and $8.5 million, respectively, or 0.91% and 0.93%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

Management must make significant assumptions in estimating the timing and amount of cash flows from the sale of OREO. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

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

During 2015, the Company made a number of strategic decisions to meet its longer-term objectives of increased profitability and increase shareholder value. The Company continued to execute its plans to improve asset quality and to increase transaction deposits. For additional information regarding 2015 strategic initiatives and results see the overview section and the operations discussion in the MD&A as presented in the Company’s Form 10-K for the year ended December 31, 2015.

In 2016, the Company’s initiatives are to grow the loan portfolio by at least 10% and control expenses. Due to the low interest rate environment and the effects on net interest margin, the Company continues its restructuring of operations to reduce costs. In the first quarter of 2016, the Company completed a redesign of the entire branch system. This redesign, combined with the closure of the King George facility allowed the Company to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company is focused on reducing expenses by streamlining internal processes and FTEs as well as by reviewing vendor relationships. The Company is cautiously optimistic that these cost cutting efforts and its continued asset growth will create operating leverage and increase both its return on average assets and return on equity over the next year. During the first quarter of 2016, the Company identified annualized savings of $1.2 million, primarily from reductions in staffing due to employee attrition and retirement.

The current year initiative to reduce costs picked up momentum during the second quarter of 2016. The Company’s efficiency ratio improved to 68.33% during the second quarter from 70.68% for the previous quarter. The rate of expense growth was controlled at 0.7% compared to the prior quarter. In the first six months of 2016, loan growth was very strong. Average loans outstanding grew by $77.9 million in the first six months and end of period gross loans have increased $86.2 million, or 18.8% on an annualized basis, from $918.9 million at December 31, 2015 to $1.05 billion at June 30, 2016. The significant increase in loan volume resulted net interest income growing faster than operating expenses. The Company has a strong pipeline heading into the second half of the year and is optimistic that continued loan growth, paired with the expense reduction initiative, should increase operating leverage during the second half of 2016.

Economy

The U.S. economy continued to grow slowly throughout 2015 and 2014. Gross domestic product grew at an annual rate of one percent during the fourth quarter of 2015, which was half of the growth posted during the third quarter of 2015. It appears that an economic slowdown may be a possibility during 2016. The Federal Reserve has indicated through its survey of the Board of Governors that up to four rate increases are planned for 2016. This may depend on whether a further softening in the economy continues. The Federal Reserve is more likely to raise interest rates if inflationary factors present themselves, which appears unlikely at this point. During the first half of 2016, due to a number of world events and market disruptions, many economists reduced their forecasts for 2016 rate hikes from four down to two. The Federal Reserve has signaled during the second quarter that two rate hikes are likely.

Medium-term market interest rates have fallen since the fourth quarter of 2015, with the ten year U.S. Treasury rate as of July 15, 2016 ending at 1.60%. This is down from 2.27% at December 31, 2015. The five year U.S. Treasury rate as of July 15, 2016 was 1.15%. This is down from 1.76% at December 31, 2015. These lower medium-term interest rates are due to economic weaknesses in the world economy. Assuming treasury rates remain depressed in the 5 to 10 year range, there will be more negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the second quarter of 2016. The Company is optimistic that interest-earning asset growth will offset the negative impacts of lower asset yields in the current interest rate environment.

The impact of slower economic growth on the Southern Maryland, Annapolis, Maryland and Fredericksburg, Virginia areas has been moderated by the presence of federal government agencies and defense facilities. Further, the private sector that supports the Bank’s footprint has continued to grow at a pace faster than other parts of the country. In addition, the Bank’s market expansion has enabled the Company to grow the loan portfolio and has produced sustainable organic growth in deposits during 2014 and 2015. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2015 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

KEY OPERATING RATIOS
Return on average assets	0.57%	0.63%	0.57%	0.66%
Return on average common equity	6.79	6.88	6.58	7.10
Return on average total equity	6.79	6.88	6.58	6.82
Average total equity to average total assets	8.46	9.18	8.60	9.64
Interest rate spread	3.40	3.46	3.38	3.51
Net interest margin	3.52	3.60	3.51	3.63
Cost of funds	0.74	0.78	0.74	0.74
Cost of deposits	0.49	0.49	0.48	0.48
Cost of debt	2.66	2.80	2.69	2.63
Efficiency ratio	68.33	68.91	69.48	69.09
Non-interest expense to average assets	2.41	2.54	2.46	2.57
Avg. int-earning assets to avg. int-bearing liabilities	117.61	116.88	117.70	117.38
Net charge-offs to average loans	0.02	0.12	0.09	0.07
COMMON SHARE DATA
Basic net income per common share	$0.38	$0.37	$0.73	$0.75
Diluted net income per common share	0.38	0.37	0.72	0.75
Cash dividends paid per common share	0.10	0.10	0.20	0.20
Weighted average common shares outstanding:
Basic	4,590,444	4,650,153	4,592,563	4,653,763
Diluted	4,617,794	4,687,201	4,621,199	4,690,811

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,233,401	$1,143,332	$90,069	7.9%
Gross loans	1,005,068	918,894	86,174	9.4
Classified Assets	41,370	43,346	(1,976)	(4.6)
Allowance for loan losses	9,106	8,540	566	6.6

Past due loans (PDLs) (31 to 89 days)	821	948	(127)	(13.4)
Nonperforming loans (NPLs) (>=90 days)	9,540	10,740	(1,200)	(11.2)

Non-accrual loans (a)	10,224	11,433	(1,209)	(10.6)
Accruing troubled debt restructures (TDRs) (b)	10,878	13,133	(2,255)	(17.2)
Other real estate owned (OREO)	8,460	9,449	(989)	(10.5)
Non-accrual loans, OREO and TDRs	29,562	34,015	(4,453)	(13.1)
ASSET QUALITY RATIOS
Classified assets to total assets	3.35%	3.79%
Classified assets to risk-based capital	28.25	30.19
Allowance for loan losses to total loans	0.91	0.93
Allowance for loan losses to nonperforming loans	95.45	79.52
Past due loans (PDLs) to total loans	0.08	0.10
Nonperforming loans (NPLs) to total loans	0.95	1.17
Loan delinquency (PDLs + NPLs) to total loans	1.03	1.27
Non-accrual loans to total loans	1.02	1.24
Non-accrual loans and TDRs to total loans	2.10	2.67
Non-accrual loans and OREO to total assets	1.51	1.83
Non-accrual loans, OREO and TDRs to total assets	2.40	2.98

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015
COMMON SHARE DATA
Book value per common share	$22.01	$21.48
Common shares outstanding at end of period	4,651,486	4,645,429
OTHER DATA
Number of:
Full-time equivalent employees	167	171
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	9.43%	10.01%
Tier 1 common capital to risk-weighted assets	10.01	10.16
Tier 1 capital to risk-weighted assets	11.18	11.38
Total risk-based capital to risk-weighted assets	14.32	14.58

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At June 30, 2016 and December 31, 2015, the Bank had total TDRs of $16.1 million and $18.6 million, respectively, with three TDR relationships totaling $5.3 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Earnings Summary

Consolidated net income available to common shareholders of $1.7 million for the three months ended June 30, 2016 increased $27,000 compared to the three months ended June 30, 2015. Earnings per common share (diluted) at $0.38 increased $0.01 from $0.37 per common share (diluted) for the three months ended June 30, 2015. This is attributable to an increase in net interest income of $862,000, partially offset by increases to the provision for loan losses of $172,000, noninterest expense of $404,000, income tax expense of $74,000 and decreased noninterest income of $185,000.

The Company’s return on average assets was 0.57% for the three months ended June 30, 2016 compared to 0.63% for the three months ended June 30, 2015. The Company’s return on average common stockholders' equity was 6.79% compared to 6.88% for the same comparative period.

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

Net interest income increased $862,000 to $9.9 million for the three months ended June 30, 2016 compared to $9.0 million for the three months ended June 30, 2015. The net interest margin was 3.52% for the three months ended June 30, 2016, an eight basis point decrease from 3.60% for the three months ended June 30, 2015. The decrease in net interest margin was largely the result of lower yields on loans and slightly higher funding costs.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$11,170	$10,373	$797	7.7%
Taxable interest and dividends on investment securities	752	560	192	34.3%
Interest on deposits with banks	6	2	4	200.0%
Total Interest and Dividend Income	11,928	10,935	993	9.1%

Interest Expenses
Deposits	1,182	1,042	140	13.4%
Short-term borrowings	49	12	37	308.3%
Long-term debt	802	848	(46)	(5.4)%
Total Interest Expenses	2,033	1,902	131	6.9%

Net Interest Income (NII)	$9,895	$9,033	$862	9.5%

Interest and dividend income increased by $993,000 to $11.9 million for the three months ended June 30, 2016 compared to $10.9 million for the three months ended June 30, 2015, primarily due to increased income from the growth in the average balance of loans and investments and increased investment yields. Interest and dividend income on loans increased $1.1 million due to growth of $91.8 million in the average balance of loans from $874.9 million for the three months ended June 30, 2015 to $966.7 million for the three months ended June 30, 2016. Interest and dividend income on investments increased $196,000 during the second quarter of 2016 compared to the same period in the prior year as average interest-earning investment balances increased $27.0 million and average yields increased from 1.73% to 1.93%. Average loan yields declined 12 basis points from 4.74% for the three months ended June 30, 2015 to 4.62% for the three months ended June 30, 2016, which resulted in a decrease in interest and dividend income of $264,000.

Interest expense increased $131,000 to $2.0 million for the three months ended June 30, 2016 compared to $1.9 million for the three months ended June 30, 2015, due primarily to an increase in the average balances of interest-bearing liabilities and a slight change in the composition of interest-bearing liabilities between the comparable periods. During the three months ended June 30, 2016, interest expense increased $142,000 due to larger average balances of interest-bearing transaction deposit accounts, time deposits and short-term borrowings compared to the same quarter of 2015. Additionally, interest expense increased $60,000 due to increased rates on interest-bearing deposit accounts and debt. These increases to interest expense were partially offset by a reduction in interest expense of $71,000 due to an $11.8 million decrease in average long-term debt balances from the comparable period to $58.8 million for the three months ended June 30, 2016. As a result of the change in the composition of debt, the average rate paid on debt declined from 2.80% for the three months ended June 30, 2015 to 2.66% for the comparable period in 2016.

The Company continued to make progress in controlling overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average total deposits increased from 55.6% for the three months ended June 30, 2015 to 57.3% for the three months ended June 30, 2016. Deposit costs at 0.49% were the same for the three months ended June 30, 2016 and 2015, respectively. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended June 30, 2016 increased $81.6 million or 17.2% to $556.0 million compared to $474.4 million for the comparable period in 2015. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $26.3 million from $115.9 million for the three months ended June 30, 2015 to $142.2 million for the three months ended June 30, 2016.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended June 30,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$47,888	0.12%	$44,897	0.11%
Interest-bearing demand and money
market accounts	365,966	0.31%	313,633	0.27%
Certificates of deposit	413,952	0.85%	378,221	0.86%
Total interest-bearing deposits	827,806	0.57%	736,751	0.57%
Noninterest-bearing demand deposits	142,182		115,907
	$969,988	0.49%	$852,658	0.49%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2016 and 2015, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$592,184	$6,818	4.61%	$518,163	$6,023	4.65%
Residential first mortgages	140,461	1,397	3.98%	139,651	1,539	4.41%
Residential rentals	97,504	1,119	4.59%	84,250	1,005	4.77%
Construction and land development	37,963	426	4.49%	38,515	487	5.06%
Home equity and second mortgages	21,692	222	4.09%	21,237	216	4.07%
Commercial and equipment loans	85,400	1,180	5.53%	81,259	1,092	5.38%
Consumer loans	361	8	8.86%	452	12	10.62%
Allowance for loan losses	(8,864)	-	0.00%	(8,648)	-	0.00%
Loan portfolio (1)	966,701	11,170	4.62%	874,878	10,373	4.74%
Investment securities, federal funds sold and interest-bearing deposits	156,893	758	1.93%	129,886	562	1.73%
Total Interest-Earning Assets	1,123,594	11,928	4.25%	1,004,764	10,935	4.35%
Cash and cash equivalents	12,206			12,027
Other assets	73,877			67,356
Total Assets	$1,209,677			$1,084,147

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$47,888	$14	0.12%	$44,897	$12	0.11%
Interest-bearing demand and money market accounts	365,966	286	0.31%	313,633	214	0.27%
Certificates of deposit	413,952	883	0.85%	378,221	816	0.86%
Long-term debt	58,835	352	2.39%	70,649	404	2.29%
Short-term borrowings	33,754	49	0.58%	17,240	12	0.28%
Subordinated Notes	23,000	359	6.24%	23,000	368	6.40%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	90	3.00%	12,000	76	2.53%

Total Interest-Bearing Liabilities	955,395	2,033	0.85%	859,640	1,902	0.89%

Noninterest-bearing demand deposits	142,182			115,907
Other liabilities	9,724			9,060
Stockholders' equity	102,376			99,540
Total Liabilities and Stockholders' Equity	$1,209,677			$1,084,147

Net interest income		$9,895			$9,033

Interest rate spread			3.40%			3.46%
Net yield on interest-earning assets			3.52%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			117.61%			116.88%

Cost of funds			0.74%			0.78%
Cost of deposits			0.49%			0.49%
Cost of debt			2.66%			2.80%

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

	For the Three Months Ended June 30, 2016
	compared to the Three Months Ended
	June 30, 2015
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,061	$(264)	$797
Investment securities, federal funds sold and interest bearing deposits	130	66	196
Total interest-earning assets	$1,191	$(198)	$993

Interest-bearing liabilities:
Savings	1	1	2
Interest-bearing demand and money market accounts	41	31	72
Certificates of deposit	76	(9)	67
Long-term debt	(71)	19	(52)
Short-term borrowings	24	13	37
Subordinated notes	-	(9)	(9)
Guaranteed preferred beneficial interest in junior subordinated debentures	-	14	14
Total interest-bearing liabilities	$71	$60	$131
Net change in net interest income	$1,120	$(258)	$862

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$564	$392	$172	43.9%

The provision for loan losses increased $172,000 to $564,000 for the three months ended June 30, 2016 compared to $392,000 for the three months ended June 30, 2015. Net charge-offs for the quarter decreased $207,000 from $256,000 for the three months ended June 30, 2015 to $49,000 for the three months ended June 30, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. The improvement in the base-line charge-off factors reflects more favorable loan loss experience during the five-year period ended June 30, 2016 than for the comparable period ended. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs and additions to OREO.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$102	$90	$12	13.3%
Gain on sale of asset	4	1	3	300.0%
Net losses on sale of OREO	(448)	(18)	(430)	2388.9%
Net gains on sale of investment securities	39	-	39	n/a
Income from bank owned life insurance	198	205	(7)	(3.4)%
Service charges	882	677	205	30.3)%
Gain on sale of loans held for sale	-	7	(7)	(100.0)%
Total Noninterest Income	$777	$962	$(185)	(19.2)%

Noninterest income decreased by $185,000 to $777,000 for the three months ended June 30, 2016 compared to $962,000 for the three months ended June 30, 2015. During the second quarter of 2016, the Company recognized losses of $448,000 on the disposition of $2.8 million in OREO compared to $18,000 in OREO losses recognized for the comparable period. The OREO losses were partially offset by increases of $205,000 in service charges and $40,000 from miscellaneous and other income sources compared to same three months in the prior year. Service charge income has increased primarily due to increased transaction account volume and wealth services.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Compensation and Benefits	$4,197	$3,888	$309	7.9%
OREO Valuation Allowance and Expenses	105	334	(229)	(68.6)%
Operating Expenses	2,990	2,666	324	12.2%
Total Noninterest Expense	$7,292	$6,888	$404	5.9%

	Three Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,197	$3,888	$309	7.9%
Occupancy expense	636	605	31	5.1%
Advertising	156	183	(27)	(14.8)%
Data processing expense	580	507	73	14.4%
Professional fees	380	272	108	39.7%
Depreciation of furniture, fixtures, and equipment	206	204	2	1.0%
Telephone communications	46	39	7	17.9%
Office supplies	29	31	(2)	(6.5)%
FDIC Insurance	184	190	(6)	(3.2)%
OREO valuation allowance and expenses	105	334	(229)	(68.6)%
Other	773	635	138	21.7%
Total Noninterest Expense	$7,292	$6,888	$404	5.9%

For the three months ended June 30, 2016, noninterest expense increased 5.9%, or $404,000, to $7.3 million from $6.9 million for the comparable period in 2015. The Company’s 2015 total growth in salary and benefit costs was 3.2%. Total growth of salary and benefits in the first six months of 2016 was $316,000 or 3.9%. Salary and benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the three months ended June 30, 2016 and 2015 were 68.33% and 2.41%, respectively, and 68.91% and 2.54%, respectively.

Noninterest expense of $7.3 million for the second quarter of 2016 increased $52,000, or 0.7%, from the first quarter of 2016. The current quarter increase was primarily the result of increases in operating expenses of $203,000 compared to the prior quarter, of which approximately $100,000 related to the timing of planned advertising campaigns. The Company’s compensation and benefits increased slightly in the second quarter of 2016 compared to the prior quarter due to higher self-insured health insurance claims.

Income Tax Expense

For the three months ended June 30, 2016 and 2015, the Company recorded income tax expense of $1.1 million and $1.0 million, respectively. The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were 38.28% and 36.98%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Earnings Summary

Consolidated net income available to common shareholders of $3.3 million or $0.72 per common share (diluted) for the six months ended June 30, 2016 decreased $163,000 or $0.03 per common share (diluted) compared to the six months ended June 30, 2015. The decrease is attributable to increases to the provision for loan losses of $421,000, noninterest expense of $701,000 and decreased noninterest income of $297,000. These decreases to net income were partially offset by increased net interest income of $1.2 million and reductions in income tax expense of $41,000 and preferred dividends of $23,000.

Additionally, it is important to note that consolidated net income reflects the impact of the 2015 subordinated debt offering that replaced SBLF preferred stock. During the first six months of 2016, interest expense increased $143,000 due to the larger first quarter 2016 average balance of the subordinated notes issued in February 2015.

The Company’s return on average assets was 0.57% for the six months ended June 30, 2016 compared to 0.66% for the three months ended June 30, 2015. The Company’s return on average common stockholders' equity was 6.58% compared to 7.10% for the same comparative period.

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

Net interest income increased $1.2 million to $19.3 million for the six months ended June 30, 2016 compared to $18.1 million for the six months ended June 30, 2015. The net interest margin was 3.51% for the six months ended June 30, 2016, a 12 basis point decrease from 3.63% for the six months ended June 30, 2015. The decrease in net interest margin was largely the result of lower yields on loans, slightly higher funding costs and a full quarter of interest expense in the three months ended March 31, 2016 on the $23.0 million 6.25% subordinated notes issued during February 2015.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$21,715	$20,550	$1,165	5.7%
Taxable interest and dividends on investment securities	1,515	1,107	408	36.9%
Interest on deposits with banks	10	6	4	66.7%
Total Interest and Dividend Income	23,240	21,663	1,577	7.3%

Interest Expenses
Deposits	2,277	2,030	247	12.2%
Short-term borrowings	87	21	66	314.3%
Long-term debt	1,588	1,516	72	4.7%
Total Interest Expenses	3,952	3,567	385	10.8%

Net Interest Income (NII)	$19,288	$18,096	$1,192	6.6%

Interest and dividend income increased by $1.6 million to $23.2 million for the six months ended June 30, 2016 compared to $21.7 million for the six months ended June 30, 2015, primarily due to increased income from the growth in the average balance of loans and investments and increased investment yields. Interest and dividend income on loans increased $1.8 million due to growth of $78.9 million, or 9.1%, in the average balance of loans from $864.0 million for the six months ended June 30, 2015 to $942.9 million for the six months ended June 30, 2016. Interest and dividend income on investments increased $412,000 during the first six months of 2016 compared to the same period in the prior year as average interest-earning investment balances increased $24.1 million and average yields increased from 1.69% to 1.96%. Average loan yields declined 15 basis points from 4.76% for the six months ended June 30, 2015 to 4.61% for the six months ended June 30, 2016, which resulted in a decrease in interest and dividend income of $653,000.

Interest expense increased $385,000 to $4.0 million for the six months ended June 30, 2016 compared to $3.6 million for the six months ended June 30, 2015, due primarily to an increase in the average balances of interest-bearing liabilities. During the six months ended June 30, 2016, interest expense increased $378,000 due to larger average balances of interest-bearing transaction deposit accounts, time deposits, short-term borrowings and subordinated notes compared to the same period of 2015. Additionally, interest expense increased $211,000 due to increased rates on interest-bearing deposit accounts and debt. These increases to interest expense were partially offset by a reduction in interest expense of $204,000 due to a $16.2 million decrease in average long-term debt balances from the comparable period to $55.4 million for the six months ended June 30, 2016. The average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, increased from 2.63% for the six months ended June 30, 2015 to 2.69% for the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2016 was $148,000 greater than the comparable period as a result of the timing of the funding of the subordinated notes in February 2015.

The Company continued to make progress in controlling overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average total deposits increased from 55.2% for the six months ended June 30, 2015 to 57.2% for the six months ended June 30, 2016. Deposit costs at 0.48% were the same for the six months ended June 30, 2016 and 2015, respectively. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the six months ended June 30, 2016 increased $74.6 million, or 16.0%, to $541.2 million compared to $466.6 million for the comparable period in 2015. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $23.6 million, or 20.7%, from $114.0 million for the six months ended June 30, 2015 to $137.6 million for the six months ended June 30, 2016.

The following table presents information on average balances and rates for deposits.

	For the Six Months Ended June 30,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$47,242	0.11%	$43,641	0.10%
Interest-bearing demand and money market accounts	356,402	0.30%	308,988	0.26%
Certificates of deposit	405,227	0.84%	378,798	0.85%
Total interest-bearing deposits	808,871	0.56%	731,427	0.56%
Noninterest-bearing demand deposits	137,602		113,982
	$946,473	0.48%	$845,409	0.48%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2016 and 2015, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$575,369	$13,115	4.56%	$504,255	$11,833	4.69%
Residential first mortgages	134,456	2,756	4.10%	142,304	3,080	4.33%
Residential rentals	96,055	2,204	4.59%	83,425	1,990	4.77%
Construction and land development	38,249	864	4.52%	37,676	957	5.08%
Home equity and second mortgages	21,667	446	4.12%	21,314	435	4.08%
Commercial and equipment loans	85,476	2,313	5.41%	83,071	2,234	5.38%
Consumer loans	377	17	9.02%	509	22	8.64%
Allowance for loan losses	(8,769)	-	0.00%	(8,599)	-	0.00%
Loan portfolio (1)	942,880	21,715	4.61%	863,955	20,550	4.76%
Investment securities, federal funds sold and interest-bearing deposits	155,837	1,525	1.96%	131,727	1,113	1.69%
Total Interest-Earning Assets	1,098,717	23,240	4.23%	995,682	21,663	4.35%
Cash and cash equivalents	10,759			12,095
Other assets	72,604			66,869
Total Assets	$1,182,080			$1,074,646

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$47,242	$26	0.11%	$43,641	$22	0.10%
Interest-bearing demand and money
market accounts	356,402	540	0.30%	308,988	405	0.26%
Certificates of deposit	405,227	1,711	0.84%	378,798	1,603	0.85%
Long-term debt	55,380	697	2.52%	71,584	794	2.22%
Short-term borrowings	34,272	87	0.51%	14,787	21	0.28%
Subordinated Notes	23,000	719	6.25%	18,425	571	6.20%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	172	2.87%	12,000	151	2.52%

Total Interest-Bearing Liabilities	933,523	3,952	0.85%	848,223	3,567	0.84%

Noninterest-bearing demand deposits	137,602			113,982
Other liabilities	9,295			8,868
Stockholders' equity	101,660			103,573
Total Liabilities and Stockholders' Equity	$1,182,080			$1,074,646

Net interest income		$19,288			$18,096

Interest rate spread			3.38%			3.51%
Net yield on interest-earning assets			3.51%			3.63%
Ratio of average interest-earning assets to average interest bearing liabilities			117.70%			117.38%

Cost of funds			0.74%			0.74%
Cost of deposits			0.48%			0.48%
Cost of debt			2.69%			2.63%

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

	For the Six Months Ended June 30, 2016
	compared to the Six Months Ended
	June 30, 2015
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,818	$(653)	$1,165
Investment securities, federal funds sold and interest bearing deposits	236	176	412
Total interest-earning assets	$2,054	$(477)	$1,577

Interest-bearing liabilities:
Savings	2	2	4
Interest-bearing demand and money market accounts	72	63	135
Certificates of deposit	112	(4)	108
Long-term debt	(204)	107	(97)
Short-term borrowings	49	17	66
Subordinated notes	143	5	148
Guaranteed preferred beneficial interest in junior subordinated debentures	-	21	21
Total interest-bearing liabilities	$174	$211	$385
Net change in net interest income	$1,880	$(688)	$1,192

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$991	$570	$421	73.9%

The provision for loan losses increased $421,000 to $991,000 for the six months ended June 30, 2016 compared to $570,000 for the six months ended June 30, 2015. Net charge-offs for the first six months increased $131,000 from $294,000 for the six months ended June 30, 2015 to $425,000 for the six months ended June 30, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. The improvement in the base-line charge-off factors reflects more favorable loan loss experience during the five-year period ended June 30, 2016 than for the comparable period ended. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs and additions to OREO.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$163	$148	$15	10.1%
Gain on sale of asset	4	19	(15)	(78.9)%
Net losses on sale of OREO	(443)	(18)	(425)	2361.1%
Net gains (losses) on sale of investment securities	39	(1)	40	(4000.0)%
Income from bank owned life insurance	394	410	(16)	(3.9)%
Service charges	1,470	1,262	208	16.5%
Gain on sale of loans held for sale	-	104	(104)	(100.0)%
Total Noninterest Income	$1,627	$1,924	$(297)	(15.4)%

Noninterest income decreased by $297,000 to $1.6 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015. Noninterest income decreased due to the Company’s exit from residential loan originations during the second quarter of 2015 and as a result, there were no gains on residential loans held for sale in the six months ended June 30, 2016 compared to $104,000 for the six months ended June 30, 2015. During the first six months of 2016, the Company recognized losses of $443,000 on the disposition of $3.4 million in OREO compared to $18,000 in OREO losses recognized for the comparable period. The decreases to noninterest income were partially offset by increases of $208,000 in service charges and $24,000 from miscellaneous and other income sources compared to same six months in the prior year. Service charge income has increased primarily due to increased transaction account volume and wealth services.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Compensation and Benefits	$8,349	$8,033	$316	3.9%
OREO Valuation Allowance and Expenses	406	553	(147)	(26.6)%
Operating Expenses	5,777	5,245	532	10.1%
Total Noninterest Expense	$14,532	$13,831	$701	5.1%

	Six Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$8,349	$8,033	$316	3.9%
Occupancy expense	1,225	1,235	(10)	(0.8)%
Advertising	219	286	(67)	(23.4)%
Data processing expense	1,134	1,025	109	10.6%
Professional fees	805	567	238	42.0%
Depreciation of furniture, fixtures, and equipment	402	405	(3)	(0.7)%
Telephone communications	90	85	5	5.9%
Office supplies	72	70	2	2.9%
FDIC Insurance	427	388	39	10.1%
OREO valuation allowance and expenses	406	553	(147)	(26.6)%
Other	1,403	1,184	219	18.5%
Total Noninterest Expense	$14,532	$13,831	$701	5.1%

For the six months ended June 30, 2016, noninterest expense increased 5.1%, or $701,000, to $14.5 million from $13.8 million for the comparable period in 2015. The Company’s 2015 total growth in salary and benefit costs was 3.2%. Total growth of salary and benefits in the first six months of 2016 was $316,000 or 3.9%. Salary and benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. The Company’s efficiency ratio and noninterest expense as a percentage of average assets for the six months ended June 30, 2016 and 2015 were 69.48% and 2.46%, respectively, and 69.09% and 2.57%, respectively.

Income Tax Expense

For the six months ended June 30, 2016 and 2015, the Company recorded income tax expense of $2.0 million and $2.1 million, respectively. The Company’s effective tax rates for the six months ended June 30, 2016 and 2015 were 37.95% and 37.14%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015

Assets

Total assets at June 30, 2016 were $1.23 billion, an increase of $90.1 million, or 16.1% on an annualized basis, compared to total assets of $1.14 billion at December 31, 2015. The increase in total assets was primarily attributable to growth in loans. Net loans increased $86.3 million, or 19.1% on an annualized basis, from $909.2 million at December 31, 2015 to $995.5 million at June 30, 2016, mainly due to increases in loans for commercial real estate and residential first mortgages, offset in part, by a reduction in commercial loans. The differences in allocations between the cash and investment categories reflect operational needs.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	June 30, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change

Cash and due from banks	$8,922	$9,059	$(137)	(1.5)%
Federal funds sold	90	225	(135)	(60.0)%
Interest-bearing deposits with banks	4,011	1,855	2,156	116.2%
Securities available for sale (AFS), at fair value	39,837	35,116	4,721	13.4%
Securities held to maturity (HTM), at amortized cost	107,772	109,420	(1,648)	(1.5)%
FHLB and FRB stock - at cost	5,005	6,931	(1,926)	(27.8)%
Loans receivable - net of ALLL	995,515	909,200	86,315	9.5%
Premises and equipment, net	22,807	20,156	2,651	13.2%
Premises and equipment held for sale	-	2,000	(2,000)	n/a
Other real estate owned (OREO)	8,460	9,449	(989)	(10.5)%
Accrued interest receivable	3,486	3,218	268	8.3%
Investment in bank owned life insurance	28,230	27,836	394	1.4%
Other assets	9,266	8,867	399	4.5%
Total Assets	$1,233,401	$1,143,332	$90,069	7.9%

The following is a breakdown of the Company’s loan portfolio at June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016%		December 31, 2015%

Commercial real estate	$608,380	60.53%	$538,888	58.64%
Residential first mortgages	148,138	14.74%	131,401	14.30%
Residential rentals	100,202	9.97%	93,157	10.14%
Construction and land development	35,560	3.54%	36,189	3.94%
Home equity and second mortgages	22,104	2.20%	21,716	2.36%
Commercial loans	57,167	5.69%	67,246	7.32%
Consumer loans	332	0.03%	366	0.04%
Commercial equipment	33,185	3.30%	29,931	3.26%
	1,005,068	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	447	0.04%	1,154	0.13%
Allowance for loan losses	9,106	0.91%	8,540	0.93%
	9,553		9,694
	$995,515		$909,200

The Company separated residential rentals into a new loan portfolio segment beginning in the second quarter of 2016. Residential rentals include income producing properties that are 1-4 family units and apartment buildings. The Company’s decision to segregate the residential rental portfolio for financial reporting was based on the growth and size of the portfolio and risk characteristics unique to residential rental properties. Residential rentals were previously included in the residential first mortgage and commercial real estate mortgage portfolios. See Note 11 - Loans in the notes to the consolidated financial statements for additional information on risk characteristics of the residential rental portfolio.

Asset Quality

The following tables show asset quality ratios at June 30, 2016 and December 31, 2015.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,233,401	$1,143,332	$90,069	7.9%
Gross loans	1,005,068	918,894	86,174	9.4
Classified Assets	41,370	43,346	(1,976)	(4.6)
Allowance for loan losses	9,106	8,540	566	6.6

Past due loans (PDLs) (31 to 89 days)	821	948	(127)	(13.4)
Nonperforming loans (NPLs) (>=90 days)	9,540	10,740	(1,200)	(11.2)

Non-accrual loans (a)	10,224	11,433	(1,209)	(10.6)
Accruing troubled debt restructures (TDRs) (b)	10,878	13,133	(2,255)	(17.2)
Other real estate owned (OREO)	8,460	9,449	(989)	(10.5)
Non-accrual loans, OREO and TDRs	29,562	34,015	(4,453)	(13.1)
ASSET QUALITY RATIOS
Classified assets to total assets	3.35%	3.79%
Classified assets to risk-based capital	28.25	30.19
Allowance for loan losses to total loans	0.91	0.93
Allowance for loan losses to NPLs	95.45	79.52
Past due loans (PDLs) to total loans	0.08	0.10
Nonperforming loans (NPLs) to total loans	0.95	1.17
Loan delinquency to total loans	1.03	1.27
Non-accrual loans to total loans	1.02	1.24
Non-accrual loans and TDRs to total loans	2.10	2.67
Non-accrual loans and OREO to total assets	1.51	1.83
Non-accrual loans, OREO and TDRs to total assets	2.40	2.98

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At June 30, 2016 and December 31, 2015, the Bank had total TDRs of $16.1 million and $18.6 million, respectively, with three TDR relationships totaling $5.3 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company has been working to reduce classified loans by using approaches that maximize the Company’s contractual rights with each individual customer relationship. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets decreased 32 basis points from 1.83% at December 31, 2015 to 1.51% at June 30, 2016. Non-accrual loans, OREO and TDRs to total assets decreased 58 basis points from 2.98% at December 31, 2015 to 2.40% at June 30, 2016.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years as a percentage of total assets and risk-based regulatory capital and in total dollars from a high point of greater than $81.9 million at September 30, 2011 to $41.4 million as of June 30, 2016 representing a decline of nearly 50%. During the fourth quarter of 2015, the Company reduced classified loans $3.5 million to $32.8 million. Of the fourth quarter 2015 reduction in classified loans, $2.7 million was transferred to OREO. These properties consisted of a 21 unit apartment building and 11 condo units. The Company disposed of $3.4 million of OREO properties during the first six months of 2016, including the aforementioned properties. During the three months ended March 31, 2016, the Company took a deed in lieu of foreclosure on a $2.1 million improved commercial office building with multiple tenants and a ratified contract for its sale. That contract was voided during the second quarter. The Company plans to manage the property until its sale and will recognize miscellaneous rental income during its ownership and management of the property. There is no expected loss from the eventual disposal of this property based on current appraised values, the current rent roll and rents of similar space in the area.

The following is a breakdown of the Company’s classified and special mention assets at June 30, 2016 and December 31, 2015, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 6/30/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013	As of 12/31/2012	As of 12/31/2011
Classified loans
Substandard	$31,433	$31,943	$46,735	$47,645	$48,676	$68,515
Doubtful	502	861	-	-	-	-
Loss	-	-	-	-	-	37
Total classified loans	31,935	32,804	46,735	47,645	48,676	68,552
Special mention loans	-	1,642	5,460	9,246	6,092	-
Total classified and special mention	$31,935	$34,446	$52,195	$56,891	$54,768	$68,552

Classified loans	31,935	32,804	46,735	47,645	48,676	68,552
Classified securities	975	1,093	1,404	2,438	3,028	6,057
Other real estate owned	8,460	9,449	5,883	6,797	6,891	5,029
Total classified assets	$41,370	$43,346	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	3.35%	3.79%	4.99%	5.56%	5.97%	8.10%
Total classified assets as a percentage of Risk Based Capital	28.25%	30.19%	39.30%	43.11%	59.02%	83.89%

The allowance for loan losses was 0.91% of gross loans at June 30, 2016 and 0.93% at December 31, 2015. There was an increase in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, loan growth, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Company increased its general allowance as a percentage of gross loans three basis points from 0.75% at December 31, 2015 to 0.78% at June 30, 2016. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at June 30, 2016 and December 31, 2015, respectively.

(dollar in thousands)	June 30, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans

General Allowance	$7,883	0.78%	$6,932	0.75%
Specific Allowance	1,223	0.13%	1,608	0.17%
Total Allowance	$9,106	0.91%	$8,540	0.93%

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2016	2015	2015	2014	2013	2012	2011
Average loans	$942,880	$863,955	$874,186	$819,381	$741,369	$719,798	$671,242
Net charge-offs	425	294	1,374	2,309	1,049	1,937	4,101
Net charge-offs to average loans	0.09%	0.07%	0.16%	0.28%	0.14%	0.27%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $1.2 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $10.2 million or 1.02% of total loans at June 30, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. The Company had 33 non-accrual loans at June 30, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at June 30, 2016 included $7.7 million, or 75% of non-accrual loans, attributed to 17 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at June 30, 2016 and December 31, 2015, $3.6 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being built out with the support of private equity funds which have been used for vertical construction that has significantly improved the collateral value and the viability of the project. The loans remain classified as troubled debt restructures (“TDRs”) and non-accrual. In addition, at June 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $1.3 million from $11.7 million, or 1.27% of loans, at December 31, 2015 to $10.4 million, or 1.03% of loans, at June 30, 2016. Loans 31-89 days delinquent decreased $127,000 from $948,000, or 0.10% of total loans, at December 31, 2015 to $821,000, or 0.08% of total loans, at June 30, 2016.

At June 30, 2016, the Company had 19 accruing TDRs totaling $10.9 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $968,000 on seven TDRs totaling $3.3 million at June 30, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. At June 30, 2016, $8.1 million or 74% of accruing TDRs of $10.9 million relate to one customer relationship. The $8.1 million in TDRs is for eight loans with two construction and land development loans totaling $724,000, one commercial loan of $197,000 and five commercial real estate loans totaling $7.1 million. The loans in this relationship have been classified as TDRs since the fourth quarter of 2014 and have performed according to the terms of their restructured agreements with all required payments made timely. They presently remain as TDRs due to below market rates of interest negotiated at the time of the restructure to obtain additional collateral. The Company has a strong collateral position in this relationship and as of June 30, 2016 has specific reserves of $470,000 on the relationship.

The following is a breakdown by loan classification of the Company’s TDRs at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,715	8	$9,839	8
Residential first mortgages	556	2	881	3
Residential rentals	230	1	2,058	5
Construction and land development	4,370	4	4,283	4
Commercial loans	1,141	7	1,384	8
Commercial equipment	118	2	123	2
Total TDRs	$16,130	24	$18,568	30
Less: TDRs included in non-accrual loans	(5,252)	(5)	(5,435)	(7)
Total accrual TDR loans	$10,878	19	$13,133	23

The OREO balance was $8.5 million at June 30, 2016, a decrease of $989,000 compared to $9.4 million at December 31, 2015. This decrease consisted of additions of $2.7 million offset by valuation allowances of $262,000 to adjust properties to current appraised values and $3.4 million in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2016, 99%, or $142.1 million of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $138.3 million, at December 31, 2015. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended June 30, 2016 and year ended December 31, 2015 , respectively. Classified securities decreased $118,000 from $1.1 million at December 31, 2015 to $975,000 at June 30, 2016.

Gross unrealized losses on HTM and AFS securities decreased from $1.5 million at December 31, 2015 to $389,000 at June 30, 2016 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2016 and December 31, 2015 for AFS securities were $202,000 and $557,000, respectively, of amortized cost of $39.8 million and $35.5 million, respectively. Gross unrealized losses at June 30, 2016 and December 31, 2015 for HTM securities were $187,000 and $941,000, respectively, of amortized cost of $107.8 million and $109.4 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	June 30, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change
Deposits
Non-interest-bearing deposits	$142,365	$142,771	$(406)	(0.3)%
Interest-bearing deposits	851,110	764,128	86,982	11.4%
Total deposits	993,475	906,899	86,576	9.5%
Short-term borrowings	28,000	36,000	(8,000)	(22.2)%
Long-term debt	65,588	55,617	9,971	17.9%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	8,972	10,033	(1,061)	(10.6)%
Total Liabilities	$1,131,035	$1,043,549	$87,486	8.4%

Deposits and Borrowings

Deposits increased by 19.1% on an annualized basis or $86.6 million, to $993.5 million at June 30, 2016 compared to $906.9 million at December 31, 2015. Between 2012 and 2016, the Company increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 57.2% of total deposits at June 30, 2016.

Details of the Company’s deposit portfolio at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$142,365	14.33%	$142,771	15.74%
Interest-bearing:
Demand	139,334	14.02%	120,918	13.33%
Money market deposits	237,372	23.89%	219,956	24.25%
Savings	48,670	4.90%	47,703	5.26%
Certificates of deposit	425,734	42.85%	375,551	41.41%
Total interest-bearing	851,110	85.67%	764,128	84.26%

Total Deposits	$993,475	100.00%	$906,899	100.00%

Transaction accounts	$567,741	57.15%	$531,348	58.59%

The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at June 30, 2016 and December 31, 2015 were $119.7 million and $49.1 million, respectively. Reciprocal brokered deposits at June 30, 2016 and December 31, 2015 were $60.2 million and $61.1 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to customers. Long-term debt and short-term borrowings increased $2.0 million from $91.6 million at December 31, 2015 to $93.6 million at June 30, 2016. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At June 30, 2016 and December 31, 2015, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	June 30, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)		$ Change	% Change

Common Stock at par of $0.01	$47	$46	$1	2.2%
Additional paid in capital	47,007	46,809	198	0.4%
Retained earnings	55,574	53,495	2,079	3.9%
Accumulated other comprehensive gain (loss)	54	(251)	305	(121.5)%
Unearned ESOP shares	(316)	(316)	-	0.0%
Total Stockholders' Equity	$102,366	$99,783	$2,583	2.6%

During the six months ended June 30, 2016, stockholders’ equity increased $2.6 million to $102.4 million. The increase in stockholders’ equity was due to net income of $3.3 million, net stock related activities related to stock-based compensation of $176,000 and a current year increase in accumulated other comprehensive gain of $305,000. These increases to capital were partially offset by quarterly common dividends paid of $908,000 and repurchases of common stock of $336,000. Common stockholders' equity of $102.4 million at June 30, 2016 resulted in a book value of $22.01 per common share compared to $21.48 at December 31, 2015. The Company remains well-capitalized at June 30, 2016 with a Tier 1 capital to average assets ratio of 9.43%. Accumulated other comprehensive losses reversed to become gains during the first six months of 2016 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes.

The Company evaluates capital resources necessary to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.

During the three months ended June 30, 2016 and the year ended December 31, 2015, the Company assessed using the new regulatory capital ratios that the Company meets the requirements specified in the Basel III rules upon full adoption of the phased-in requirements. The Bank elected to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in its March 31, 2015 quarterly call report filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

Liquidity

Liquidity is defined as the ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to loan customers are other factors affecting the Company’s liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting the Company’s liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include the Company’s ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB

The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

Cash and cash equivalents as of June 30, 2016 totaled $13.0 million, an increase of $1.9 million, or 16.9%, from the December 31, 2015 total of $11.1 million. The increase in cash was primarily due to an increase in cash provided by financing activities which were partially offset by cash used in investing activities. The increase in the Bank’s deposits and borrowings provided cash to fund loan growth. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the six months ended June 30, 2016, all financing activities provided $87.3 million in cash compared to $38.6 million in cash for the same period in 2015. The Bank was provided $48.7 million more cash due to financing activities in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increases in deposits of $55.6 million and net increases of $14.0 million in long-term debt partially offset by a decrease in short-term borrowings of $18.0 million. In addition, cash decreased $3.0 million due to the net proceeds received during the first quarter 2015 for the subordinated notes issued of $23.0 million offset by the SBLF payoff of $20 million.

During the six months ended June 30, 2016, all investing activities used $90.0 million in cash compared to $24.5 million in cash used for the same period in 2015. The increase in cash used of $65.5 million was the result of a net increase in cash used of $64.7 million from loan activities. The principal collected on loans declined $14.0 million from $117.6 million for the six months ended June 30, 2015 to $103.6 million for the six months ended June 30, 2016. More cash was used to fund loans as loans originated or acquired increased $50.7 million from $143.3 million for the six months ended June 30, 2015 to $194.0 million for the six months ended June 30, 2016. Additionally, there was an increase in cash used of $2.9 million for securities transactions compared to the same period of 2015. This was primarily due to more investment purchases for the six months ended June 30, 2016 than the comparable period of 2015. The result of these securities activities was that the Bank was a net purchaser of securities of $873,000 year to date 2016 compared to a net seller of securities of $2.0 million for the six months ended June 30, 2015. Additionally, Additional cash of $1.9 million was used to purchase equipment in the first six months of 2016 compared to the same period in 2015. These increases to cash used were partially offset by a net increase in cash provided of $4.0 million from the sale of the King George branch premises and equipment and the sale of OREO.

Operating activities provided cash of $4.6 million for the six months ended June 30, 2016 compared to $6.5 million of cash provided for the same period of 2015. Cash decreased by $1.9 million primarily due a decrease in accrued expenses and other liabilities and an increase in other assets for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

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

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	- 300	bp	- 400	bp
Policy Limit	(25.00)%		(20.00)%		(15.00)%		(10.00)%		(10.00)%		(15.00)%		(20.00)%		(25.00)%

June 30, 2016	(2.37)%		0.91%		0.48%		0.09%		1.04%		n/a		n/a		n/a

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	- 300	bp	- 400	bp
Policy Limit	(40.00)%		(30.00)%		(20.00)%		(10.00)%		(10.00)%		(20.00)%		(30.00)%		(40.00)%

June 30, 2016	(20.23)%		(10.48)%		(4.24)%		3.67%		(1.76)%		n/a		n/a		n/a
64

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of June 30, 2016, 212,257 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended June 30, 2016.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2016	-	$-	-	212,940
May 1-31, 2016	297	21.55	297	212,643
June 1-30, 2016	386	21.72	386	212,257
Total	683	$21.64	683	212,257

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 5, 2016	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

