Form 10-Q
period 2016-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2016-11-04
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes  ☐              No  ☒

As of October 27, 2016, the registrant had 4,657,528 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,957	$9,059
Federal funds sold	-	225
Interest-bearing deposits with banks	1,406	1,855
Securities available for sale (AFS), at fair value	43,885	35,116
Securities held to maturity (HTM), at amortized cost	102,956	109,420
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	6,173	6,931
Loans receivable - net of allowance for loan losses of $9,663 and $8,540	1,041,910	909,200
Premises and equipment, net	22,758	20,156
Premises and equipment held for sale	-	2,000
Other real estate owned (OREO)	8,620	9,449
Accrued interest receivable	3,604	3,218
Investment in bank owned life insurance	28,429	27,836
Other assets	9,176	8,867
Total Assets	$1,281,874	$1,143,332

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$143,221	$142,771
Interest-bearing deposits	868,354	764,128
Total deposits	1,011,575	906,899
Short-term borrowings	55,500	36,000
Long-term debt	65,573	55,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	10,243	10,033
Total Liabilities	1,177,891	1,043,549

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,656,989 and 4,645,429 shares, respectively	47	46
Additional paid in capital	47,107	46,809
Retained earnings	57,070	53,495
Accumulated other comprehensive gain (loss)	75	(251)
Unearned ESOP shares	(316)	(316)
Total Stockholders' Equity	103,983	99,783
Total Liabilities and Stockholders' Equity	$1,281,874	$1,143,332

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts )	2016	2015	2016	2015
Interest and Dividend Income
Loans, including fees	$11,460	$10,336	$33,175	$30,886
Interest and dividends on investment securities	758	661	2,273	1,768
Interest on deposits with banks	5	5	15	11
Total Interest and Dividend Income	12,223	11,002	35,463	32,665

Interest Expense
Deposits	1,209	1,068	3,486	3,098
Short-term borrowings	36	5	123	26
Long-term debt	834	845	2,422	2,361
Total Interest Expense	2,079	1,918	6,031	5,485

Net Interest Income	10,144	9,084	29,432	27,180
Provision for loan losses	698	501	1,689	1,071
Net Interest Income After Provision For Loan Losses	9,446	8,583	27,743	26,109

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	60	61	223	209
Gain on sale of asset	-	-	4	19
Net gains (losses) on sale of OREO	3	(2)	(440)	(20)
Net gains (losses) on sale of investment securities	-	-	39	(1)
Loss on premises and equipment held for sale	-	(426)	-	(426)
Income from bank owned life insurance	199	206	593	616
Service charges	580	627	2,050	1,889
Gain on sale of loans held for sale	-	-	-	104
Total Noninterest Income	842	466	2,469	2,390

Noninterest Expense
Salary and employee benefits	4,268	4,185	12,617	12,218
Occupancy expense	597	599	1,822	1,834
Advertising	290	164	509	450
Data processing expense	544	475	1,678	1,500
Professional fees	308	353	1,113	920
Depreciation of furniture, fixtures, and equipment	206	210	608	615
Telephone communications	43	56	133	141
Office supplies	33	38	105	108
FDIC Insurance	215	197	642	585
OREO valuation allowance and expenses	203	129	609	682
Other	604	625	2,007	1,809
Total Noninterest Expense	7,311	7,031	21,843	20,862

Income before income taxes	2,977	2,018	8,369	7,637
Income tax expense	1,014	735	3,060	2,822
Net Income	$1,963	$1,283	$5,309	$4,815
Preferred stock dividends	-	-	-	23
Net Income Available to Common Stockholders	$1,963	$1,283	$5,309	$4,792

Earnings Per Common Share
Basic	$0.43	$0.28	$1.16	$1.03
Diluted	$0.42	$0.27	$1.15	$1.02
Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015

Net Income	$1,963	$1,283	$5,309	$4,815
Net unrealized holding gains arising during period, net of tax expense of $13 and $151, and $223 and $201, respectively	21	230	346	308
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $0 and $0; $(10) and $0, respectively	-	-	(20)	-
Comprehensive Income	$1,984	$1,513	$5,635	$5,123

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015

Cash Flows from Operating Activities
Net income	$5,309	$4,815
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,689	1,071
Depreciation and amortization	1,144	1,055
Provision for loss on premises held for sale	-	426
Loans originated for resale	-	(4,192)
Proceeds from sale of loans originated for sale	-	4,296
Gain on sale of loans held for sale	-	(104)
Net loss on the sale of OREO	440	20
(Gains) losses on sales of investment securities	(39)	1
Gain on sale of asset	(4)	(19)
Net amortization of premium/discount on investment securities	395	157
Increase in OREO valuation allowance	366	447
Increase in cash surrender of bank owned life insurance	(593)	(617)
Increase in deferred income tax benefit	(417)	(571)
Increase in accrued interest receivable	(386)	(91)
Stock based compensation	240	182
(Increase) decrease in net deferred loan premiums	1,308	(4)
Increase in accrued expenses and other liabilities	210	1,745
(Increase) decrease in other assets	(77)	641
Net Cash Provided by Operating Activities	9,585	9,258

Cash Flows from Investing Activities
Purchase of AFS investment securities	(15,142)	(2,062)
Proceeds from redemption or principal payments of AFS investment securities	4,404	5,409
Purchase of HTM investment securities	(12,180)	(23,647)
Proceeds from maturities or principal payments of HTM investment securities	17,618	14,099
Net decrease (increase) of FHLB and FRB stock	759	(243)
Loans originated or acquired	(298,714)	(180,539)
Principal collected on loans	160,259	150,067
Purchase of premises and equipment	(3,757)	(2,585)
Proceeds from sale of OREO	2,770	930
Proceeds from sale of investment securities	3,174	66
Proceeds from disposal of premises and equipment and other assets	2,015	34

Net Cash Used in Investing Activities	(138,794)	(38,471)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015

Cash Flows from Financing Activities
Net increase in deposits	$104,676	$12,895
Proceeds from long-term debt	15,000	-
Payments of long-term debt	(5,044)	(4,041)
Net increase in short term borrowings	19,500	12,000
Proceeds from subordinated notes	-	23,000
Redemption of Small Business Lending Fund Preferred Stock	-	(20,000)
Dividends paid	(1,362)	(1,456)
Net change in unearned ESOP shares	-	(28)
Repurchase of common stock	(337)	(448)
Net Cash Provided by Financing Activities	132,433	21,922
Increase (Decrease) in Cash and Cash Equivalents	$3,224	$(7,291)

Cash and Cash Equivalents - January 1	11,139	21,373
Cash and Cash Equivalents - September 30	$14,363	$14,082

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$6,253	$5,276
Income taxes	$2,875	$2,518

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$575	$216
Transfer from loans to OREO	$3,119	$1,947
Transfer from OREO to loans	$1,830	$-
Transfer of OREO to premises and equipment	$372	$-
Transfer from premises and equipment to premises and equipment held for sale	$-	$2,000

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2015 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2015 Annual Report. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2016 presentation.

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

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the components of comprehensive gain for the three and nine months ended September 30, 2016 and 2015. The Company’s “other comprehensive” gain was solely related to securities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$34	$13	$21	$381	$151	$230
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive gain	$34	$13	$21	$381	$151	$230

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$569	$223	$346	$509	$201	$308
Reclassification adjustments	(30)	(10)	(20)	-	-	-
Other comprehensive gain	$539	$213	$326	$509	$201	$308

The following table presents the changes in each component of accumulated other comprehensive gain (loss), net of tax, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$54	$(300)	$(251)	$(378)
Other comprehensive gains (losses), net of tax before reclassifications	21	230	346	308
Amounts reclassified from accumulated other comprehensive income	-	-	(20)	-
Net other comprehensive gain (loss)	21	230	326	308
End of period	$75	$(70)	$75	$(70)

NOTE 5 – EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At September 30, 2016 and 2015, there were 20,911 and 87,436 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at September 30, 2016 were anti-dilutive. Unvested restricted stock is excluded from the calculation of basic earnings per share. At September 30, 2016 and 2015 there were 47,881 and 37,048 unvested shares of restricted stock.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net Income	$1,963	$1,283	$5,309	$4,815
Less: dividends paid and accrued on preferred stock	-	-	-	(23)
Net income available to common shareholders	$1,963	$1,283	$5,309	$4,792

Average number of common shares outstanding	4,590,664	4,646,702	4,591,926	4,651,383
Dilutive effect of common stock equivalents	31,915	37,048	29,702	37,048
Average number of shares used to calculate diluted EPS	4,622,579	4,683,750	4,621,628	4,688,431

NOTE 6 – STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $80,000 and $240,000 for the three and nine months ended September 30, 2016 and $61,000 and $182,000 for the three and nine months ended September 30, 2015. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

All outstanding options are fully vested and the Company has not granted any stock options since 2007. All outstanding options as of September 30, 2016 expire on July 17, 2017. The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at September 30, 2016 and December 31, 2015.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(300)	27.70

Outstanding at September 30, 2016	20,911	$27.70	$-	0.8

Exercisable at September 30, 2016	20,911	$27.70	$-	0.8

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Expired	(66,225)	22.29

Outstanding at December 31, 2015	21,211	$27.70	$-	1.5

Exercisable at December 31, 2015	21,211	$27.70	$-	1.5

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
September 30, 2016	Remaining Contractual Life	Exercise Price
20,911	less than 1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $0 at September 30, 2016 and December 31, 2015, respectively because all options outstanding were anti-dilutive.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of September 30, 2016, unrecognized stock compensation expense was $1.1 million. The following tables summarize the unvested restricted stock awards outstanding at September 30, 2016 and December 31, 2015, respectively.

	Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at September 30, 2016	47,881	$20.41

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at December 31, 2015	37,048	$19.83

NOTE 7 – GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 9 – OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of valuation allowances. The Company considers OREO as classified assets for regulatory and financial reporting. An analysis of OREO activity follows.

	Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2016	2015	2015
Balance at beginning of year	$9,449	$5,883	$5,883
Additions of underlying property	3,120	1,946	5,436
Disposals of underlying property	(3,583)	(951)	(1,206)
Valuation allowance	(366)	(447)	(664)
Balance at end of period	$8,620	$6,431	$9,449

During the nine months ended September 30, 2016, additions of $3.1 million consisted of $977,000 for three residential properties and $2.1 million for a deed in lieu of foreclosure on an improved commercial office building with multiple tenants. The commercial office building was taken into OREO at fair value of the loan during the three months ended March 31, 2016 and had a ratified contract for its sale. That contract was voided during the second quarter of 2016. The Company plans to manage the property until its sale and will recognize miscellaneous rental income during the ownership and management of the property. During the nine months ended September 30, 2015, additions of $1.9 million consisted of $784,000 for five residential properties, $372,000 for three residential lots and $790,000 for commercial buildings.

The Company recognized net losses on OREO disposals of $440,000 for the nine months ended September 30, 2016. Disposals for the nine months ended September 30, 2016 consisted of properties with the following carrying values; $106,000 for three residential lots, $166,000 for one residential property, $875,000 for three commercial properties, $138,000 for a commercial lot and $2.2 million for an apartment and condominium property. The Bank provided financing for the apartment and condominium purchase which was transferred from OREO to loans during the second quarter of 2015. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. The Company disposed of three residential properties and three finished residential lots at a loss of $20,000 for the nine months ended September 30, 2015.

Additions to the valuation allowances of $366,000 and $447,000 were taken to adjust properties to current appraised values for the nine months ended September 30, 2016 and 2015, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets include the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Valuation allowance	$104	$73	$366	$447
Operating expenses	99	56	243	235
	$203	$129	$609	$682

NOTE 10 – SECURITIES

	September 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$2,473	$28	$-	$2,501
Residential Collateralized Mortgage Obligations ("CMOs")	31,386	98	141	31,343
U.S. Agency	5,506	-	27	5,479
Corporate equity securities	37	-	-	37
Bond mutual funds	4,359	166	-	4,525
Total securities available for sale	$43,761	$292	$168	$43,885

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,092	$1,202	$-	$35,294
Residential CMOs	61,711	561	63	62,209
U.S. Agency	2,370	3	4	2,369
Asset-backed securities issued by Others:
Residential CMOs	931	-	85	846
Total debt securities held to maturity	99,104	1,766	152	100,718

Callable GSE Agency Bonds	3,002	-	-	3,002
U.S. government obligations	850	-	-	850
Total securities held to maturity	$102,956	$1,766	$152	$104,570

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$22	$4	$-	$26
Residential CMOs	31,182	39	557	30,664
Corporate equity securities	37	2	-	39
Bond mutual funds	4,289	98	-	4,387
Total securities available for sale	$35,530	$143	$557	$35,116

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,085	$552	$242	$34,395
Residential CMOs	73,492	278	599	73,171
Asset-backed securities issued by Others:
Residential CMOs	1,093	-	100	993
Total debt securities held to maturity	108,670	830	941	108,559

U.S. government obligations	750	-	-	750
Total securities held to maturity	$109,420	$830	$941	$109,309
12

At September 30, 2016, certain asset-backed securities with an amortized cost of $34.1 million were pledged to secure certain customer deposits. At September 30, 2016, asset-backed securities with an amortized cost of $1.7 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At September 30, 2016, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.14 years and average duration of 3.84 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.17 years and average duration of 3.84 years and are guaranteed by their issuer as to credit risk.

At December 31, 2015, certain asset-backed securities with an amortized cost of $21.4 million were pledged to secure certain deposits. At December 31, 2015, asset-backed securities with an amortized cost of $1.9 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2015, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.39 years and average duration of 4.04 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies and U.S. Agencies had an average life of 5.07 years and average duration of 4.58 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the six months ended September 30, 2016 and the year ended December 31, 2015.

During the nine months ended September 30, 2016 the Company recognized net gains on the sale of securities of $39,000. The Company sold three AFS securities with aggregate carrying values of $2.4 million and one HTM security with a carrying value of $698,000, recognizing gains of $31,000 and $8,000, respectively. During the nine months ended September 30, 2015, the Company sold one HTM security with a carrying value of $68,000 and recognized a loss of $1,000.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at September 30, 2016 were as follows:

September 30, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$7,406	$43	$12,781	$125	$20,187	$168

At September 30, 2016, the AFS investment portfolio had an estimated fair value of $43.9 million, of which $20.2 million of the securities had some unrealized losses from their amortized cost. The securities with unrealized losses were CMOs issued by GSEs and Small Business Administration bonds.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $168,000 of the portfolio amortized cost of $39.4 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.19 years and an average duration of 3.87 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the asset-backed securities issued by GSEs were $557,000 of the portfolio amortized cost of $31.2 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.45 years and an average duration of 4.04 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2016 were as follows:

September 30, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	1,363	4	13,435	63	14,798	67
Asset-backed securities issued by Others	-	-	846	85	846	85
	$1,363	$4	$14,281	$148	$15,644	$152

At September 30, 2016, the HTM investment portfolio had an estimated fair value of $104.6 million, of which $15.6 million of the securities had some unrealized losses from their amortized cost. Of these securities, $14.8 million were asset-backed securities issued by GSEs and U.S. Agencies. The remaining $846,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $67,000 of the portfolio amortized cost of $102.0 million. The securities with unrealized losses had an average life of 3.67 years and an average duration of 3.49 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $85,000 of the portfolio amortized cost of $931,000. HTM asset-backed securities issued by others with unrealized losses have an average life of 3.96 years and an average duration of 3.14 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2015 were as follows:

December 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$36,337	$346	$16,431	$495	$52,768	$841
Asset-backed securities issued by Others	-	-	992	100	992	100
	$36,337	$346	$17,423	$595	$53,760	$941

At December 31, 2015, the HTM investment portfolio had an estimated fair value of $109.3 million, of which $53.8 million of the securities had some unrealized losses from their amortized cost. Of these securities, $52.8 million were asset-backed securities issued by GSEs and the remaining $992,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the asset-backed securities issued by GSEs were $841,000 of the portfolio amortized cost of $107.6 million. HTM asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 5.42 years and an average duration of 4.78 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at September 30, 2016 and December 31, 2015 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2016		December 31, 2015
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$141,347	AAA	$138,267
BB	435	BB	518
B+	497	B+	-
CCC+	-	CCC+	575
Total	$142,279	Total	$139,360

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	September 30, 2016%		December 31, 2015%

Commercial real estate	$625,504	59.51%	$538,888	58.64%
Residential first mortgages	167,306	15.91%	131,401	14.30%
Residential rentals	99,288	9.44%	93,157	10.14%
Construction and land development	35,475	3.37%	36,189	3.94%
Home equity and second mortgages	21,458	2.04%	21,716	2.36%
Commercial loans	67,334	6.40%	67,246	7.32%
Consumer loans	422	0.04%	366	0.04%
Commercial equipment	34,632	3.29%	29,931	3.26%
	1,051,419	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	(154)	-0.01%	1,154	0.13%
Allowance for loan losses	9,663	0.92%	8,540	0.93%
	9,509		9,694
	$1,041,910		$909,200

At September 30, 2016 and December 31, 2015, the Bank’s allowance for loan losses totaled $9.7 million and $8.5 million, respectively or 0.92% and 0.93%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.6 million and $2.6 million at September 30, 2016 and December 31, 2015, respectively. These were offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $2.8 million and $1.4 million, respectively, at September 30, 2016 and December 31, 2015.

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

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 8.6% and 6.1% of the CRE portfolio at September 30, 2016 and December 31, 2015, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

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

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $41.4 million or 3.9% of total gross loans of $1.1 billion at September 30, 2016 compared to $18.9 million or 2.1% of gross loans of $918.9 million at December 31, 2015.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of September 30, 2016 and December 31, 2015, $83.3 million and $80.8 million, respectively, were 1-4 family units and $16.0 million and $12.4 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income.

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

Non-accrual and Past Due Loans

Non-accrual loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,113	7	$-	-	$2,113	7
Residential first mortgages	371	2	-	-	371	2
Residential rentals	591	4	-	-	591	4
Construction and land development	3,611	3	-	-	3,611	3
Home equity and second mortgages	17	1	-	-	17	1
Commercial loans	391	4	677	2	1,068	6
Commercial equipment	684	5	-	-	684	5
	$7,778	26	$677	2	$8,455	28

	December 31, 2015
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,875	7	$-	-	$2,875	7
Residential first mortgages	1,948	7	-	-	1,948	7
Residential rentals	605	4	-	-	605	4
Construction and land development	3,555	3	-	-	3,555	3
Home equity and second mortgages	48	3	-	-	48	3
Commercial loans	1,361	8	693	2	2,054	10
Commercial equipment	348	4	-	-	348	4
	$10,740	36	$693	2	$11,433	38

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $8.5 million or 0.80% of total loans at September 30, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

The Company had 28 non-accrual loans at September 30, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at September 30, 2016 included $7.0 million, or 83% of non-accrual loans, attributed to 16 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at September 30, 2016 and December 31, 2015, $3.6 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being continued with the support of non-bank investment, which has been used for vertical construction that has significantly improved the collateral value and the viability of the project. The loans remain classified as troubled debt restructures (“TDRs”) and non-accrual. In addition, at September 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $4.5 million and $10.5 million at September 30, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances September 30, 2016 and December 31, 2015 was $318,000 and $953,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $4.0 million and $902,000 at September 30, 2016 and December 31, 2015, respectively. Interest due but not recognized on these balances at September 30, 2016 and December 31, 2015 was $683,000 and $34,000, respectively.

Past due loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$623,239	$-	$152	$2,113	$2,265	$625,504	$-
Residential first mortgages	166,557	-	378	371	749	167,306	-
Residential rentals	98,622	-	75	591	666	99,288	-
Construction and land dev.	31,864	-	-	3,611	3,611	35,475	-
Home equity and second mtg.	21,369	9	63	17	89	21,458	-
Commercial loans	66,943	-	-	391	391	67,334	-
Consumer loans	420	2	-	-	2	422	-
Commercial equipment	33,904	44	-	684	728	34,632	-
Total	$1,042,918	$55	$668	$7,778	$8,501	$1,051,419	$-

	December 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$536,013	$-	$-	$2,875	$2,875	$538,888	$-
Residential first mortgages	129,154	-	299	1,948	2,247	131,401	-
Residential rentals	92,552	-	-	605	605	93,157
Construction and land dev.	32,634	-	-	3,555	3,555	36,189	-
Home equity and second mtg.	21,603	65	-	48	113	21,716	-
Commercial loans	65,747	-	138	1,361	1,499	67,246	-
Consumer loans	365	-	1	-	1	366	-
Commercial equipment	29,138	152	293	348	793	29,931	-
Total	$907,206	$217	$731	$10,740	$11,688	$918,894	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2016 and 2015 and at December 31, 2015 were as follows:

	September 30, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$21,956	$19,719	$2,208	$21,927	$456	$21,994	$242	$22,184	$653
Residential first mortgages	2,246	1,765	481	2,246	13	2,273	22	2,288	66
Residential rentals	3,858	3,222	237	3,459	50	3,470	35	3,623	102
Construction and land dev.	4,413	804	3,536	4,340	467	4,469	4	4,332	11
Home equity and second mtg.	124	124	-	124	-	125	1	126	4
Commercial loans	3,390	3,157	174	3,331	106	3,349	36	3,355	101
Commercial equipment	825	611	192	803	164	829	2	831	12
Total	$36,812	$29,402	$6,828	$36,230	$1,256	$36,509	$342	$36,739	$949

	December 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$21,477	$19,081	$2,367	$21,448	$601	$21,786	$774
Residential first mortgages	4,226	3,730	495	4,225	27	4,276	141
Residential rentals	4,473	3,893	181	4,074	40	4,400	170
Construction and land dev.	4,283	3,780	504	4,284	471	4,302	13
Home equity and second mtg.	154	154	-	154	-	163	8
Commercial loans	4,775	4,195	380	4,575	330	4,524	251
Commercial equipment	518	338	139	477	139	491	9
Total	$39,906	$35,171	$4,066	$39,237	$1,608	$39,942	$1,366

	September 30, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$21,389	$18,837	$2,523	$21,360	$373	$21,453	$203	$21,357	$610
Residential first mortgages	3,844	3,343	501	3,844	61	3,857	28	3,874	93
Residential rentals	8,366	7,726	639	8,365	77	8,383	52	8,399	183
Construction and land dev.	4,329	3,637	691	4,328	471	4,329	4	4,299	10
Home equity and second mtg.	529	470	-	470	-	475	2	481	9
Commercial loans	4,233	3,708	282	3,990	232	4,311	38	4,500	124
Commercial equipment	596	364	146	510	146	512	2	516	8
Total	$43,286	$38,085	$4,782	$42,867	$1,360	$43,320	$329	$43,426	$1,037

TDRs, included in the impaired loan schedules above, as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,667	8	$9,839	8
Residential first mortgages	552	2	881	3
Residential rentals	228	1	2,058	5
Construction and land development	4,340	4	4,283	4
Commercial loans	883	5	1,384	8
Commercial equipment	116	2	123	2
Total TDRs	$15,786	22	$18,568	30
Less: TDRs included in non-accrual loans	(5,191)	(5)	(5,435)	(7)
Total accrual TDR loans	$10,595	17	$13,133	23

At September 30, 2016, the Company had 17 accruing TDRs totaling $10.6 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $929,000 on seven TDRs totaling $6.2 million at September 30, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. At September 30, 2016, $8.0 million or 76% of accruing TDRs related to one customer relationship. The $8.0 million in TDRs is for eight loans with two construction and land development loans totaling $724,000, one residential rental property of $228,000, and five commercial real estate loans totaling $7.1 million. The loans in this relationship have been classified as TDRs since the fourth quarter of 2014 and have performed according to the terms of their restructured agreements with all required payments made timely. They presently remain classified as TDRs due to below market rates of interest negotiated at the time the loans were restructured to obtain additional collateral. The Company has a strong collateral position in this relationship and as of September 30, 2016 has specific reserves of $426,000 on the relationship.

At September 30, 2016 and December 31, 2015, non-accrual TDRs included $3.6 million and $3.8 million, respectively, related to a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being continued with the support of non-bank investment, which has been used for vertical construction that has significantly improved the collateral value and the viability of the project. In addition, at September 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios. There was one TDR of $196,000 added during the nine months ended September 30, 2016.

Interest income in the amount of $252,000 and $508,000 was recognized on TDR loans for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2016 and 2015, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	September 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$4,380	$-	$48	$619	$5,047
Residential first mortgages	935	-	-	349	1,284
Residential rentals	613	-	-	(295)	318
Construction and land development	1,044	-	-	46	1,090
Home equity and second mortgages	141	-	-	(26)	115
Commercial loans	709	(200)	1	422	932
Consumer loans	2	-	-	1	3
Commercial equipment	1,282	-	10	(418)	874
	$9,106	$(200)	$59	$698	$9,663

Nine Months Ended
Commercial real estate	$3,465	$-	$53	$1,529	$5,047
Residential first mortgages	584	-	-	700	1,284
Residential rentals	538	-	-	(220)	318
Construction and land development	1,103	(73)	1	59	1,090
Home equity and second mortgages	142	-	5	(32)	115
Commercial loans	1,477	(594)	12	37	932
Consumer loans	2	(1)	-	2	3
Commercial equipment	1,229	-	31	(386)	874
	$8,540	$(668)	$102	$1,689	$9,663

	September 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$3,334	$-	$5	$(250)	$3,089
Residential first mortgages	849	-	-	(203)	646
Residential rentals	561	(17)	-	49	593
Construction and land development	1,205	-	-	402	1,607
Home equity and second mortgages	206	-	-	(46)	160
Commercial loans	1,366	(138)	4	25	1,257
Consumer loans	2	-	-	-	2
Commercial equipment	1,234	(743)	6	524	1,021
	$8,757	$(898)	$15	$501	$8,375

Nine Months Ended
Commercial real estate	$3,528	$-	$12	$(451)	$3,089
Residential first mortgages	1,047	-	1	(402)	646
Residential rentals	593	(93)	-	93	593
Construction and land development	1,071	-	32	504	1,607
Home equity and second mortgages	173	-	-	(13)	160
Commercial loans	1,677	(353)	11	(78)	1,257
Consumer loans	3	-	-	(1)	2
Commercial equipment	389	(797)	10	1,419	1,021
	$8,481	$(1,243)	$66	$1,071	$8,375

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2016 and 2015 and December 31, 2015.

	September 30, 2016			December 31, 2015			September 30, 2015
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$21,927	$603,577	$625,504	$21,448	$517,440	$538,888	$21,360	$508,213	$529,573
Residential first mortgages	2,246	165,060	167,306	4,225	127,176	131,401	3,844	130,542	134,386
Residential rentals	3,459	95,829	99,288	4,074	89,083	93,157	8,365	87,750	96,115
Construction and land development	4,340	31,135	35,475	4,284	31,905	36,189	4,328	33,804	38,132
Home equity and second mortgages	124	21,334	21,458	154	21,562	21,716	470	20,760	21,230
Commercial loans	3,331	64,003	67,334	4,575	62,671	67,246	3,990	47,894	51,884
Consumer loans	-	422	422	-	366	366	-	403	403
Commercial equipment	803	33,829	34,632	477	29,454	29,931	510	27,255	27,765
	$36,230	$1,015,189	$1,051,419	$39,237	$879,657	$918,894	$42,867	$856,621	$899,488

Allowance for loan losses:
Commercial real estate	$456	$4,591	$5,047	$601	$2,864	$3,465	$373	$2,716	$3,089
Residential first mortgages	13	1,271	1,284	27	557	584	61	585	646
Residential rentals	50	268	318	40	498	538	77	516	593
Construction and land development	467	623	1,090	471	632	1,103	471	1,136	1,607
Home equity and second mortgages	-	115	115	-	142	142	-	160	160
Commercial loans	106	826	932	330	1,147	1,477	232	1,025	1,257
Consumer loans	-	3	3	-	2	2	-	2	2
Commercial equipment	164	710	874	139	1,090	1,229	146	875	1,021
	$1,256	$8,407	$9,663	$1,608	$6,932	$8,540	$1,360	$7,015	$8,375

Credit Quality Indicators

Credit quality indicators as of September 30, 2016 and December 31, 2015 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015

Unrated	$53,873	$51,924	$2,011	$4,399	$22,825	$21,585
Pass	550,657	466,601	29,125	27,507	75,097	67,926
Special mention	-	250	-	-	-	845
Substandard	20,974	20,113	3,974	3,845	1,366	2,801
Doubtful	-	-	365	438	-	-
Loss	-	-	-	-	-	-
Total	$625,504	$538,888	$35,475	$36,189	$99,288	$93,157

	Commercial Loans		Commercial Equipment
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015

Unrated	$10,730	$11,281	$11,654	$10,074
Pass	53,483	51,569	22,683	19,610
Special mention	-	-	-	-
Substandard	3,121	4,110	158	110
Doubtful	-	286	137	137
Loss	-	-	-	-
Total	$67,334	$67,246	$34,632	$29,931

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015

Performing	$166,935	$129,453	$21,441	$21,668	$422	$366
Nonperforming	371	1,948	17	48	-	-
Total	$167,306	$131,401	$21,458	$21,716	$422	$366

Summary of Total Classified Loans

(dollars in thousands)	9/30/2016	12/31/2015
By Internally Assigned Grade	$30,095	$31,840
By Payment Activity	588	964
Total Classified	$30,683	$32,804

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

NOTE 12 – REGULATORY

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

As of September 30, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Common Equity		$103,983	$99,783	$134,395	$132,571
Preferred Stock -SBLF		-	-	-	-
Total Stockholders' Equity		103,983	99,783	134,395	132,571
AOCI Losses (Gains)		(75)	251	(75)	251
Common Equity Tier 1 Capital		103,908	100,034	134,320	132,822
TRUPs		12,000	12,000	-	-
Tier 1 Capital		115,908	112,034	134,320	132,822
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		9,663	8,540	9,663	8,540
Subordinated Notes		23,000	23,000	-	-
Tier 2 Capital		$148,571	$143,574	$143,983	$141,362

Risk-Weighted Assets ("RWA")		$1,066,030	$984,614	$1,063,911	$982,347

Average Assets ("AA")		$1,256,792	$1,118,843	$1,254,292	$1,116,576
2019 Regulatory Min. Ratio + CCB(1)
Common Tier 1 Capital to RWA(2)	7.00%	9.75%	10.16%	12.63%	13.52%
Tier 1 Capital to RWA	8.50	10.87	11.38	12.63	13.52
Tier 2 Capital to RWA	10.50	13.94	14.58	13.53	14.39
Tier 1 Capital to AA (Leverage)	n/a	9.22	10.01	10.71	11.90

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

NOTE 13 – FAIR VALUE MEASUREMENTS

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

There were no transfers between levels of the fair value hierarchy and the Company had no Level 3 fair value assets or liabilities for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$31,343	$-	$31,343	$-
MBS	2,501	-	2,501	-
U.S. Agency	5,479	-	5,479	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,525	-	4,525	-
Total available for sale securities	$43,885	$-	$43,885	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs or U.S. Agencies
CMOs	$30,664	$-	$30,664	$-
MBS	26	-	26	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,387	-	4,387	-
Total available for sale securities	$35,116	$-	$35,116	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 were included in the tables below.

(dollars in thousands)	September 30, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,752	$-	$1,752	$-
Residential first mortgages	468	-	468	-
Residential rentals	187		187
Construction and land development	3,069	-	3,069	-
Commercial loans	68	-	68	-
Commercial equipment	28	-	28	-
Total loans with impairment	$5,572	$-	$5,572	$-

Other real estate owned	$8,620	$-	$8,620	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,765	$-	$1,765	$-
Residential first mortgages	469	-	469	-
Residential rentals	141	-	141
Construction and land development	33	-	33	-
Commercial loans	50	-	50	-
Total loans with impairment	$2,458	$-	$2,458	$-

Premises and equipment held for sale	$2,000	$-	$2,000	$-

Other real estate owned	$9,449	$-	$9,449	$-

Loans with impairment had unpaid principal balances of $7.3 million and $4.0 million at September 30, 2016 and December 31, 2015, respectively, and include impaired loans with a specific allowance.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments or the estimated fair value of loans held for sale based on the terms of the related sale commitments. There were no loans held for sale at September 30, 2016 and December 31, 2015.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$43,885	$43,885	$-	$43,885	$-
Investment securities - HTM	102,956	104,570	799	103,771	-
FHLB Stock	6,173	6,173	-	6,173	-
Loans Receivable	1,041,910	1,043,832	-	1,043,832	-
Investment in BOLI	28,429	28,429	-	28,429	-

Liabilities
Savings, NOW and money market accounts	$595,523	$595,523	$-	$595,523	$-
Time deposits	416,052	417,486	-	417,486	-
Long-term debt	65,573	68,889	-	68,889	-
Short term borrowings	55,500	55,478	-	55,478	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	22,821	-	22,821	-

December 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$35,116	$35,116	$-	$35,116	$-
Investment securities - HTM	109,420	109,309	750	108,559	-
FHLB and FRB Stock	6,931	6,931	-	6,931	-
Loans Receivable	909,200	913,506	-	913,506	-
Investment in BOLI	27,836	27,836	-	27,836	-

Liabilities
Savings, NOW and money market accounts	$531,348	$531,348	$-	$531,348	$-
Time deposits	375,551	375,376	-	375,376	-
Long-term debt	55,617	56,987	-	56,987	-
Short term borrowings	36,000	36,000	-	36,000	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

At September 30, 2016 and December 31, 2015, the Company had outstanding loan commitments and standby letters of credit of $85.3 million and $73.5 million, respectively and $19.4 million and $21.4 million, respectively. Additionally, customers had $135.4 million and $128.1 million available and unused on lines of credit at September 30, 2016 and December 31, 2015, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At September 30, 2016 and December 31, 2015, the allowance for loan losses was $9.7 million and $8.5 million, respectively, or 0.92% and 0.93%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

During 2015, the Company made a number of strategic decisions to meet its longer-term objectives of increased profitability and increased shareholder value. The Company continued to execute its plans to improve asset quality and to increase transaction deposits, which consist of savings, money market, interest-bearing demand and noninterest bearing demand accounts. For additional information regarding 2015 strategic initiatives and results see the overview section and the operations discussion in the MD&A as presented in the Company’s Form 10-K for the year ended December 31, 2015.

In 2016, the Company’s initiatives are to grow the loan portfolio by at least 10% and control expenses. Due to the low interest rate environment and the effects on net interest margin, the Company continues its restructuring of operations to reduce costs. In the first quarter of 2016, the Company completed a redesign of the entire branch system. This redesign, combined with the closure of the King George facility allowed the Company to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company is focused on reducing expenses by streamlining internal processes and FTEs as well as by reviewing vendor relationships. The Company is cautiously optimistic that these cost control efforts and its continued asset growth will create operating leverage and increase both its return on average assets and return on equity over the next year. During the first quarter of 2016, the Company identified annualized savings of $1.2 million, primarily from reductions in staffing due to employee attrition and retirement.

The current year initiative to control costs began to pick up momentum during the second quarter of 2016. The Company’s efficiency ratio improved to 68.33% during the second quarter from 70.68% for the first quarter. The rate of expense growth was controlled at 0.7% compared to the prior quarter. During the third quarter of 2016, the Company’s efficiency ratio improved to 66.55% and expense growth was controlled at 0.3% compared to the second quarter of 2016.

In the first nine months of 2016, loan growth was very strong with end of period gross loans increasing $132.5 million, or 19.2% on an annualized basis, from $918.9 million at December 31, 2015 to $1,051.4 million at September 30, 2016. The significant increase in loan volume resulted net interest income growing faster than operating expenses. The Company has a strong pipeline and is optimistic that continued loan growth, paired with the expense control, should continue to increase operating leverage during the fourth quarter of 2016. Net operating expense to average assets has decreased from 2.38% for the three months ended September 30, 2015 to 2.06% for the three months ended September 30, 2016.

Economy

The U.S. economy continued to grow slowly throughout 2015 and 2014. Gross domestic product grew at an annual rate of one percent during the fourth quarter of 2015, which was half of the growth posted during the third quarter of 2015. The Federal Reserve had indicated through its survey of the Board of Governors that up to four rate increases were planned for 2016. During the first half of 2016, due to a number of world events and market disruptions, many economists reduced their forecasts for 2016 rate hikes from four down to two. The Federal Reserve signaled during the second quarter that two rate hikes were likely, but as of late October 2016, rthe Federal Funds rate remained at 0.50%.

Medium-term interest rates have fallen since the fourth quarter of 2015, with the ten year U.S. Treasury rate as of October 11, 2016 ending at 1.77%. Although the ten year rate has seen some slight increases recently it has been as low as 1.37% (July 8, 2016) in 2016. This is down from 2.27% at December 31, 2015. The five year U.S. Treasury rate as of October 11, 2016 was 1.30%. This is down from 1.76% at December 31, 2015. Assuming treasury rates remain at current rates in the 5 to 10 year range, there will be more negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the second quarter of 2016. The Company is optimistic that interest-earning asset growth will continue to offset the negative impacts of lower asset yields in the current interest rate environment during the fourth quarter of 2016.

The impact of slow economic growth on the Southern Maryland, Annapolis, Maryland and Fredericksburg, Virginia areas has been moderated by the presence of federal government agencies and defense facilities. Further, the private sector that supports the Bank’s footprint has continued to grow at a pace faster than other parts of the country. In addition, the Bank’s market expansion has enabled the Company to grow the loan portfolio and has produced sustainable organic growth in deposits during the last several years. Even through the difficult economic environment, the Bank’s capital levels and asset quality have remained strong.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2015 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

KEY OPERATING RATIOS
Return on average assets	0.63%	0.46%	0.59%	0.59%
Return on average common equity	7.48	5.09	6.89	6.42
Return on average total equity	7.48	5.09	6.89	6.26
Average total equity to average total assets	8.37	9.12	8.52	9.46
Interest rate spread	3.34	3.41	3.37	3.48
Net interest margin	3.47	3.55	3.50	3.60
Cost of funds	0.73	0.77	0.73	0.75
Cost of deposits	0.48	0.48	0.48	0.48
Cost of debt	2.63	3.06	2.67	2.77
Efficiency ratio	66.55	73.62	68.47	70.55
Non-interest expense to average assets	2.33	2.55	2.41	2.56
Net operating expense to average assets	2.06	2.38	2.14	2.27
Avg. int-earning assets to avg. int-bearing liabilities	117.49	117.61	117.62	117.46
Net charge-offs to average loans	0.06	0.40	0.08	0.18
COMMON SHARE DATA
Basic net income per common share	$0.43	$0.28	$1.16	$1.03
Diluted net income per common share	0.42	0.27	1.15	1.02
Cash dividends paid per common share	0.10	0.10	0.30	0.30
Weighted average common shares outstanding:
Basic	4,590,644	4,646,702	4,591,926	4,651,383
Diluted	4,622,579	4,683,750	4,621,628	4,688,431

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,281,874	$1,143,332	$138,542	12.1%
Gross loans	1,051,419	918,894	132,525	14.4
Classified Assets	40,234	43,346	(3,112)	(7.2)
Allowance for loan losses	9,663	8,540	1,123	13.1

Past due loans (PDLs) (31 to 89 days)	723	948	(225)	(23.7)
Nonperforming loans (NPLs) (>=90 days)	7,778	10,740	(2,962)	(27.6)

Non-accrual loans (a)	8,455	11,433	(2,978)	(26.0)
Accruing troubled debt restructures (TDRs) (b)	10,595	13,133	(2,538)	(19.3)
Other real estate owned (OREO)	8,620	9,449	(829)	(8.8)
Non-accrual loans, OREO and TDRs	27,670	34,015	(6,345)	(18.7)
ASSET QUALITY RATIOS
Classified assets to total assets	3.14%	3.79%
Classified assets to risk-based capital	27.08	30.19
Allowance for loan losses to total loans	0.92	0.93
Allowance for loan losses to nonperforming loans	124.24	79.52
Past due loans (PDLs) to total loans	0.07	0.10
Nonperforming loans (NPLs) to total loans	0.74	1.17
Loan delinquency (PDLs + NPLs) to total loans	0.81	1.27
Non-accrual loans to total loans	0.80	1.24
Non-accrual loans and TDRs to total loans	1.81	2.67
Non-accrual loans and OREO to total assets	1.33	1.83
Non-accrual loans, OREO and TDRs to total assets	2.16	2.98

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015
COMMON SHARE DATA
Book value per common share	$22.33	$21.48
Common shares outstanding at end of period	4,656,989	4,645,429
OTHER DATA
Number of:
Full-time equivalent employees	166	171
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	9.22%	10.01%
Tier 1 common capital to risk-weighted assets	9.75	10.16
Tier 1 capital to risk-weighted assets	10.87	11.38
Total risk-based capital to risk-weighted assets	13.94	14.58

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At September 30, 2016 and December 31, 2015, the Bank had total TDRs of $15.8 million and $18.6 million, respectively, with three TDR relationships totaling $5.2 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Earnings Summary

Consolidated net income available to common shareholders of $2.0 million for the three months ended September 30, 2016 increased $680,000 compared to the three months ended September 30, 2015. Earnings per common share (diluted) at $0.42 increased $0.15 from $0.27 per common share (diluted) for the three months ended September 30, 2015. Third quarter 2015 operating results reflected a $0.05 impact to earnings per share for the loss on the sale of the Company’s King George branch. The $680,000 increase in earnings was attributable to increased net interest income of $1.1 million and noninterest income of $376,000, partially offset by increases to the provision for loan losses of $197,000, noninterest expense of $280,000 and income tax expense of $279,000.

The Company’s return on average assets was 0.63% for the three months ended September 30, 2016 compared to 0.46% for the three months ended September 30, 2015. The Company’s return on average common stockholders' equity was 7.48% compared to 5.09% for the same comparative period.

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

Net interest income increased $1.1 million to $10.1 million for the three months ended September 30, 2016 compared to $9.1 million for the three months ended September 30, 2015. The net interest margin was 3.47% for the three months ended September 30, 2016, an eight basis point decrease from 3.55% for the three months ended September 30, 2015. The decrease in net interest margin was largely the result of lower yields on loans partially offset on a lower cost of funds.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$11,460	$10,336	$1,124	10.9%
Taxable interest and dividends on investment securities	758	661	97	14.7%
Interest on deposits with banks	5	5	-	0.0%
Total Interest and Dividend Income	12,223	11,002	1,221	11.1%

Interest Expenses
Deposits	1,209	1,068	141	13.2%
Short-term borrowings	36	5	31	620.0%
Long-term debt	834	845	(11)	(1.3)%
Total Interest Expenses	2,079	1,918	161	8.4%

Net Interest Income (NII)	$10,144	$9,084	$1,060	11.7%

Interest and dividend income increased by $1.2 million to $12.2 million for the three months ended September 30, 2016 compared to $11.0 million for the three months ended September 30, 2015, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $1.5 million due to growth of $136.7 million in the average balance of loans from $879.7 million for the three months ended September 30, 2015 to $1,016.4 million for the three months ended September 30, 2016. Interest and dividend income on investments increased $97,000 during the third quarter of 2016 compared to the same period in the prior year as average interest-earning investment balances increased $8.3 million and average yields increased from 1.84% to 1.99%. Average loan yields declined 19 basis points from 4.70% for the three months ended September 30, 2015 to 4.51% for the three months ended September 30, 2016, which resulted in a decrease in interest and dividend income of $417,000.

Interest expense increased $161,000 to $2.1 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015, due to an increase in the average balances of interest-bearing liabilities and a slight change in the composition of interest-bearing liabilities between the comparable periods. During the three months ended September 30, 2016, interest expense increased $153,000 due to larger average balances of interest-bearing transaction deposit accounts, time deposits and short-term borrowings compared to the same quarter of 2015. Additionally, interest expense increased $51,000 due to increased rates on certificates of deposits and debt. These increases to interest expense were partially offset by a reduction in interest expense of $30,000 due to a $5.1 million decrease in average long-term debt balances from the comparable period to $65.6 million for the three months ended September 30, 2016. As a result of the change in the composition of debt, the average rate paid on debt declined from 3.06% for the three months ended September 30, 2015 to 2.63% for the comparable period in 2016.

The Company continued to make progress in controlling overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average total deposits increased from 57.0% for the three months ended September 30, 2015 to 59.1% for the three months ended September 30, 2016. Deposit costs at 0.48% were the same for the three months ended September 30, 2016 and 2015. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended September 30, 2016 increased $91.9 million or 18.3% to $595.4 million compared to $503.5 million for the comparable period in 2015. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $21.7 million from $123.1 million for the three months ended September 30, 2015 to $144.8 million for the three months ended September 30, 2016.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended September 30,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$50,363	0.05%	$45,697	0.10%
Interest-bearing demand and money market accounts	400,214	0.30%	334,691	0.30%
Certificates of deposit	412,683	0.88%	379,867	0.84%
Total interest-bearing deposits	863,260	0.56%	760,255	0.56%
Noninterest-bearing demand deposits	144,837		123,118
	$1,008,097	0.48%	$883,373	0.48%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2016 and 2015, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$618,213	$6,885	4.45%	$521,657	$5,998	4.60%
Residential first mortgages	158,047	1,592	4.03%	138,488	1,498	4.33%
Residential rentals	99,951	1,156	4.63%	88,348	1,036	4.69%
Construction and land development	35,681	409	4.59%	37,967	473	4.98%
Home equity and second mortgages	22,170	225	4.06%	21,300	216	4.06%
Commercial and equipment loans	91,285	1,185	5.19%	80,048	1,106	5.53%
Consumer loans	405	8	7.90%	396	9	9.09%
Allowance for loan losses	(9,344)	-	0.00%	(8,502)	-	0.00%
Loan portfolio (1)	1,016,408	11,460	4.51%	879,702	10,336	4.70%
Investment securities, federal funds sold and interest-bearing deposits	153,443	763	1.99%	145,145	666	1.84%
Total Interest-Earning Assets	1,169,851	12,223	4.18%	1,024,847	11,002	4.29%
Cash and cash equivalents	13,166			12,108
Other assets	71,948			67,352
Total Assets	$1,254,965			$1,104,307

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$50,363	$6	0.05%	$45,697	$11	0.10%
Interest-bearing demand and money market accounts	400,214	297	0.30%	334,691	255	0.30%
Certificates of deposit	412,683	904	0.88%	379,867	802	0.84%
Long-term debt	65,578	386	2.35%	70,636	408	2.31%
Short-term borrowings	31,886	37	0.46%	5,526	5	0.36%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	90	3.00%	12,000	78	2.60%

Total Interest-Bearing Liabilities	995,724	2,079	0.84%	871,417	1,918	0.88%
Noninterest-bearing demand deposits	144,837			123,118
Other liabilities	9,419			9,021
Stockholders' equity	104,985			100,751
Total Liabilities and Stockholders' Equity	$1,254,965			$1,104,307

Net interest income		$10,144			$9,084
Interest rate spread			3.34%			3.41%
Net yield on interest-earning assets			3.47%			3.55%
Ratio of average interest-earning assets to average interest bearing liabilities			117.49%			117.61%
Cost of funds			0.73%			0.77%
Cost of deposits			0.48%			0.48%
Cost of debt			2.63%			3.06%

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

For the Three Months Ended September 30, 2016

compared to the Three Months Ended

September 30, 2015

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,541	$(417)	$1,124
Investment securities, federal funds sold and interest bearing deposits	41	56	97
Total interest-earning assets	$1,582	$(361)	$1,221

Interest-bearing liabilities:
Savings	1	(6)	(5)
Interest-bearing demand and money market accounts	49	(7)	42
Certificates of deposit	72	30	102
Long-term debt	(30)	8	(22)
Short-term borrowings	31	1	32
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	12	12
Total interest-bearing liabilities	$123	$38	$161
Net change in net interest income	$1,459	$(399)	$1,060

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$698	$501	$197	39.3%

The provision for loan losses increased $197,000 to $698,000 for the three months ended September 30, 2016 compared to $501,000 for the three months ended September 30, 2015. Net charge-offs for the quarter decreased $741,000 from $883,000 for the three months ended September 30, 2015 to $142,000 for the three months ended September 30, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs or additions to OREO.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$60	$61	$(1)	(1.6)%
Net gains (losses) on sale of OREO	3	(2)	5	(250.0)%
Loss on premises and equipment held for sale	-	(426)	426	(100.0)%
Income from bank owned life insurance	199	206	(7)	(3.4)%
Service charges	580	627	(47)	(7.5)%
Total Noninterest Income	$842	$466	$376	80.7%

Noninterest income increased by $376,000 to $842,000 for the three months ended September 30, 2016 compared to $466,000 for the three months ended September 30, 2015. During the third quarter of 2015, noninterest income was adversely affected by a one-time expense to record a $426,000 provision for the loss on the sale of the King George, Virginia branch building and equipment, which settled during the first quarter of 2016. Third quarter 2016 and 2015 noninterest income were comparable after adjustment for 2015 branch building and equipment sale.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Salary and employee benefits	$4,268	$4,185	$83	2.0%
OREO valuation allowance and expenses	203	129	74	57.4%
Other operating expenses	2,840	2,717	123	4.5%
Total Noninterest Expense	$7,311	$7,031	$280	4.0%

	Three Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,268	$4,185	$83	2.0%
Occupancy expense	597	599	(2)	(0.3)%
Advertising	290	164	126	76.8%
Data processing expense	544	475	69	14.5%
Professional fees	308	353	(45)	(12.7)%
Depreciation of furniture, fixtures, and equipment	206	210	(4)	(1.9)%
Telephone communications	43	56	(13)	(23.2)%
Office supplies	33	38	(5)	(13.2)%
FDIC Insurance	215	197	18	9.1%
OREO valuation allowance and expenses	203	129	74	57.4%
Other	604	625	(21)	(3.4)%
Total Noninterest Expense	$7,311	$7,031	$280	4.0%

For the three months ended September 30, 2016, noninterest expense increased 4.0%, or $280,000, to $7.3 million from $7.0 million for the comparable period in 2015. The Company’s 2015 total growth in salary and benefit costs was 3.2% compared to 2014. Salary and benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. Additionally, the current quarter increase was impacted by the timing of planned advertising campaigns. The Company’s efficiency ratio, noninterest expense as a percentage of average assets and net operating expense as a percentage of average assets for the three months ended September 30, 2016 and 2015 were 66.55%, 2.33%, and 2.06%, respectively, and 73.62%, 2.55%, and 2.38%, respectively.

Income Tax Expense

For the three months ended September 30, 2016 and 2015, the Company recorded income tax expense of $1.0 million and $735,000, respectively. The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 34.06% and 36.42%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Earnings Summary

Consolidated net income available to common shareholders of $5.3 million or $1.15 per common share (diluted) for the nine months ended September 30, 2016 increased $517,000 or $0.13 per common share (diluted) compared to the nine months ended September 30, 2015. This is attributable to increased net interest income and noninterest income of $2.2 million and $79,000, respectively, and preferred dividends paid of $23,000 in 2015, partially offset by increases to the provision for loan losses of $618,000, noninterest expense of $981,000 and income tax expense of $238,000.

Additionally, it is important to note that consolidated net income reflects the impact of the 2015 subordinated debt offering that replaced SBLF preferred stock. During the first nine months of 2016, interest expense increased $148,000 due to the larger first quarter 2016 average balance of the subordinated notes issued in February 2015.

The Company’s return on average assets was even at 0.59% for the nine months ended September 30, 2016 and 2015, respectively. The Company’s return on average common stockholders' equity was 6.89% compared to 6.42% for the same comparative period.

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

Net interest income increased $2.2 million to $29.4 million for the nine months ended September 30, 2016 compared to $27.2 million for the nine months ended September 30, 2015. The net interest margin was 3.50% for the nine months ended September 30, 2016, a 10 basis point decrease from 3.60% for the nine months ended September 30, 2015. The decrease in net interest margin was largely the result of lower yields on loans and slightly higher funding costs.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$33,175	$30,886	$2,289	7.4%
Taxable interest and dividends on investment securities	2,273	1,768	505	28.6%
Interest on deposits with banks	15	11	4	36.4%
Total Interest and Dividend Income	35,463	32,665	2,798	8.6%

Interest Expenses
Deposits	3,486	3,098	388	12.5%
Short-term borrowings	123	26	97	373.1%
Long-term debt	2,422	2,361	61	2.6%
Total Interest Expenses	6,031	5,485	546	10.0%

Net Interest Income (NII)	$29,432	$27,180	$2,252	8.3%

Interest and dividend income increased by $2.8 million to $35.5 million for the nine months ended September 30, 2016 compared to $32.7 million for the nine months ended September 30, 2015, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $3.4 million due to growth of $98.3 million, or 11.3%, in the average balance of loans from $869.3 million for the nine months ended September 30, 2015 to $967.6 million for the nine months ended September 30, 2016. Interest and dividend income on investments increased $509,000 during the first nine months of 2016 compared to the same period in the prior year as average interest-earning investment balances increased $18.8 million and average yields increased from 1.74% to 1.97%. Average loan yields declined 17 basis points from 4.74% for the nine months ended September 30, 2015 to 4.57% for the nine months ended September 30, 2016, which resulted in a decrease in interest and dividend income of $1.1 million. As described previously, ten year and five year U.S. Treasury rates have remained below 2015 average rates during 2016. Assuming treasury rates remain at current rates in the 5 to 10 year range, there will be continued pressure on the re-pricing of the loan portfolio and the pricing of new loans. The Company is optimistic that interest-earning asset growth will offset the negative impacts of lower asset yields in the current interest rate environment. Additionally, overall portfolio loan yields have decreased as the Bank has added residential first mortgages during 2016, which have increased from 14.30% of the loan portfolio at December 31, 2015 to 15.91% of the portfolio at September 30, 2016.

Interest expense increased $546,000 to $6.0 million for the nine months ended September 30, 2016 compared to $5.5 million for the nine months ended September 30, 2015, due primarily to an increase in the average balances of interest-bearing liabilities and a change in the composition of interest-bearing liabilities between the comparable periods. During the nine months ended September 30, 2016, interest expense increased $529,000 due to larger average balances of interest-bearing transaction deposit accounts, time deposits, short-term borrowings and subordinated notes compared to the same period of 2015. Additionally, interest expense increased $246,000 due to increased rates on interest-bearing deposit accounts and debt. These increases to interest expense were partially offset by a reduction in interest expense of $229,000 due to a $12.5 million decrease in average long-term debt balances from the comparable period to $58.8 million for the nine months ended September 30, 2016. The average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, decreased from 2.77% for the nine months ended September 30, 2015 to 2.67% for the nine months ended September 30, 2016. Interest expense for the nine months ended September 30, 2016 was $148,000 greater than the comparable period as a result of the timing of the funding of the subordinated notes in February 2015.

The Company continued to make progress in controlling deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of total deposits increased from 55.8% for the nine months ended September 30, 2015 to 57.8% for the nine months ended September 30, 2016. Deposit costs at 0.48% were the same for the nine months ended September 30, 2016 and 2015, respectively. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the nine months ended September 30, 2016 increased $80.4 million, or 16.8%, to $559.4 million compared to $479.0 million for the comparable period in 2015. The increase in average transaction deposits included growth in noninterest bearing demand deposits of $22.9 million, or 19.67%, from $117.1 million for the nine months ended September 30, 2015 to $140.0 million for the nine months ended September 30, 2016.

The following table presents information on average balances and rates for deposits.

	For the Nine Months Ended September 30,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$48,290	0.09%	$44,334	0.10%
Interest-bearing demand and money market accounts	371,113	0.30%	317,650	0.28%
Certificates of deposit	407,731	0.86%	379,158	0.85%
Total interest-bearing deposits	827,134	0.56%	741,142	0.56%
Noninterest-bearing demand deposits	140,031		117,061
	$967,165	0.48%	$858,203	0.48%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2016 and 2015, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$586,894	$19,847	4.51%	$510,126	$17,782	4.65%
Residential first mortgages	145,556	4,452	4.08%	139,816	4,584	4.37%
Residential rentals	97,044	3,409	4.68%	86,280	3,068	4.74%
Construction and land development	37,387	1,272	4.54%	37,774	1,430	5.05%
Home equity and second mortgages	21,836	672	4.10%	21,309	651	4.07%
Commercial and equipment loans	87,426	3,498	5.33%	82,052	3,340	5.43%
Consumer loans	387	25	8.61%	471	31	8.78%
Allowance for loan losses	(8,962)	-	0.00%	(8,566)	-	0.00%
Loan portfolio (1)	967,568	33,175	4.57%	869,262	30,886	4.74%
Investment securities, federal funds sold and interest-bearing deposits	155,033	2,288	1.97%	136,249	1,779	1.74%
Total Interest-Earning Assets	1,122,601	35,463	4.21%	1,005,511	32,665	4.33%
Cash and cash equivalents	11,567			12,099
Other assets	72,384			67,032
Total Assets	$1,206,552			$1,084,642

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$48,290	$32	0.09%	$44,334	$33	0.10%
Interest-bearing demand and money market accounts	371,113	837	0.30%	317,650	660	0.28%
Certificates of deposit	407,731	2,616	0.86%	379,158	2,405	0.85%
Long-term debt	58,804	1,083	2.46%	71,265	1,202	2.25%
Short-term borrowings	33,471	123	0.49%	11,666	26	0.30%
Subordinated Notes	23,000	1,078	6.25%	19,967	930	6.21%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	262	2.91%	12,000	229	2.54%

Total Interest-Bearing Liabilities	954,409	6,031	0.84%	856,040	5,485	0.85%
Noninterest-bearing demand deposits	140,031			117,061
Other liabilities	9,336			8,919
Stockholders' equity	102,776			102,622
Total Liabilities and Stockholders' Equity	$1,206,552			$1,084,642
Net interest income		$29,432			$27,180
Interest rate spread			3.37%			3.48%
Net yield on interest-earning assets			3.50%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			117.62%			117.46%
Cost of funds			0.73%			0.75%
Cost of deposits			0.48%			0.48%
Cost of debt			2.67%			2.77%

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

	For the Nine Months Ended September 30, 2016
	compared to the Nine Months Ended
	September 30, 2015
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$3,371	$(1,082)	$2,289
Investment securities, federal funds sold and interest bearing deposits	277	232	509
Total interest-earning assets	$3,648	$(850)	$2,798

Interest-bearing liabilities:
Savings	3	(4)	(1)
Interest-bearing demand and money market accounts	121	56	177
Certificates of deposit	183	28	211
Long-term debt	(229)	110	(119)
Short-term borrowings	80	17	97
Subordinated notes	142	6	148
Guaranteed preferred beneficial interest in junior subordinated debentures	-	33	33
Total interest-bearing liabilities	$300	$246	$546
Net change in net interest income	$3,348	$(1,096)	$2,252

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$1,689	$1,071	$618	57.7%

The provision for loan losses increased $618,000 to $1.7 million for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015. Net charge-offs for the first nine months decreased $610,000 from $1.2 million for the nine months ended September 30, 2015 to $567,000 for the nine months ended September 30, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs or additions to OREO.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$223	$209	$14	6.7%
Gain on sale of asset	4	19	(15)	(78.9)%
Net losses on sale of OREO	(440)	(20)	(420)	2100.0%
Net gains (losses) on sale of investment securities	39	(1)	40	(4000.0)%
Loss on premises and equipment held for sale	-	(426)	426	(100.0)%
Income from bank owned life insurance	593	616	(23)	(3.7)%
Service charges	2,050	1,889	161	8.5%
Gain on sale of loans held for sale	-	104	(104)	(100.0)%
Total Noninterest Income	$2,469	$2,390	$79	3.3%

Noninterest income increased by $79,000 to $2.5 million for the nine months ended September 30, 2016 compared to $2.4 million for the nine months ended September 30, 2015. Noninterest income is up $161,000 compared to the prior year due to higher service charge income from the growth in the number of customer accounts, wealth services and rental income on OREO properties that were disposed of during the second quarter of 2016. In addition, no loss was recognized in 2016 comparable to the third quarter 2015 one-time expense to record a $426,000 provision for the loss on the sale of the King George, Virginia branch building and equipment. These positive impacts on noninterest income were offset by decreases to noninterest income from the Company’s exit from the origination of residential first mortgage loans during the second quarter of 2015. There were no gains on residential loans held for sale in the nine months ended September 30, 2016 compared to $104,000 for the nine months ended September 30, 2015. In addition, during the first nine months of 2016, the Company recognized losses of $440,000 on the disposition of OREO compared to $20,000 in OREO losses recognized for the comparable period.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Salary and employee benefits	$12,617	$12,218	$399	3.3%
OREO valuation allowance and expenses	609	682	(73)	(10.7)%
Other operating expenses	8,617	7,962	655	8.2%
Total Noninterest Expense	$21,843	$20,862	$981	4.7%

	Nine Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$12,617	$12,218	$399	3.3%
Occupancy expense	1,822	1,834	(12)	(0.7)%
Advertising	509	450	59	13.1%
Data processing expense	1,678	1,500	178	11.9%
Professional fees	1,113	920	193	21.0%
Depreciation of furniture, fixtures, and equipment	608	615	(7)	(1.1)%
Telephone communications	133	141	(8)	(5.7)%
Office supplies	105	108	(3)	(2.8)%
FDIC Insurance	642	585	57	9.7%
OREO valuation allowance and expenses	609	682	(73)	(10.7)%
Other	2,007	1,809	198	10.9%
Total Noninterest Expense	$21,843	$20,862	$981	4.7%

For the nine months ended September 30, 2016, noninterest expense increased 4.7%, or $981,000, to $21.8 million from $20.9 million for the comparable period in 2015. The Company’s 2015 total growth in salary and benefit costs was 3.2%. Total growth of salary and benefits in the first nine months of 2016 was $399,000 or 3.3%. Salary and benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. The Company has controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. As previously disclosed, the Company is working to slow the growth of noninterest expenses as a percentage of average assets based on interest-earning asset growth and a greater ability to increase efficiencies as a result of our larger asset size. Data processing costs have increased primarily due to the increased asset size of the Bank. The Company’s efficiency ratio, noninterest expense as a percentage of average assets and net operating expense as a percentage of average assets for the nine months ended September 30, 2016 and 2015 were 68.47%, 2.41%, and 2.14%, respectively, and 70.55%, 2.56%, and 2.27%, respectively.

Income Tax Expense

For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense of $3.1 million and $2.8 million, respectively. The Company’s effective tax rates for the nine months ended September 30, 2016 and 2015 were 36.56% and 36.95%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Assets

Total assets at September 30, 2016 were $1.28 billion, an increase of $138.5 million, or 12.1% (16.2% on an annualized basis), compared to total assets of $1.14 billion at December 31, 2015. The increase in total assets was primarily attributable to growth in loans. Net loans increased $132.7 million, or 14.6% (19.5% on an annualized basis), from $909.2 million at December 31, 2015 to $1,041.9 million at September 30, 2016, mainly due to increases in loans for commercial real estate and residential first mortgages. The differences in allocations between the cash and investment categories reflect operational needs.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	September 30, 2016
(dollars in thousands)	(Unaudited)	December 31, 2015	$ Change	% Change

Cash and due from banks	$12,957	$9,059	$3,898	43.0%
Federal funds sold	-	225	(225)	(100.0)%
Interest-bearing deposits with banks	1,406	1,855	(449)	(24.2)%
Securities available for sale (AFS), at fair value	43,885	35,116	8,769	25.0%
Securities held to maturity (HTM), at amortized cost	102,956	109,420	(6,464)	(5.9)%
FHLB and FRB stock - at cost	6,173	6,931	(758)	(10.9)%
Loans receivable - net of ALLL	1,041,910	909,200	132,710	14.6%
Premises and equipment, net	22,758	20,156	2,602	12.9%
Premises and equipment held for sale	-	2,000	(2,000)	n/a
Other real estate owned (OREO)	8,620	9,449	(829)	(8.8)%
Accrued interest receivable	3,604	3,218	386	12.0%
Investment in bank owned life insurance	28,429	27,836	593	2.1%
Other assets	9,176	8,867	309	3.5%
Total Assets	$1,281,874	$1,143,332	$138,542	12.1%

The following is a breakdown of the Company’s loan portfolio at September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016%		December 31, 2015%

Commercial real estate	$625,504	59.51%	$538,888	58.64%
Residential first mortgages	167,306	15.91%	131,401	14.30%
Residential rentals	99,288	9.44%	93,157	10.14%
Construction and land development	35,475	3.37%	36,189	3.94%
Home equity and second mortgages	21,458	2.04%	21,716	2.36%
Commercial loans	67,334	6.40%	67,246	7.32%
Consumer loans	422	0.04%	366	0.04%
Commercial equipment	34,632	3.29%	29,931	3.26%
	1,051,419	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	(154)	-0.01%	1,154	0.13%
Allowance for loan losses	9,663	0.92%	8,540	0.93%
	9,509		9,694
	$1,041,910		$909,200

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

Asset Quality

The following tables show asset quality ratios at September 30, 2016 and December 31, 2015.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015	$ Change	% Change
ASSET QUALITY
Total assets	$1,281,874	$1,143,332	$138,542	12.1%
Gross loans	1,051,419	918,894	132,525	14.4
Classified Assets	40,234	43,346	(3,112)	(7.2)
Allowance for loan losses	9,663	8,540	1,123	13.1

Past due loans (PDLs) (31 to 89 days)	723	948	(225)	(23.7)
Nonperforming loans (NPLs) (>=90 days)	7,778	10,740	(2,962)	(27.6)

Non-accrual loans (a)	8,455	11,433	(2,978)	(26.0)
Accruing troubled debt restructures (TDRs) (b)	10,595	13,133	(2,538)	(19.3)
Other real estate owned (OREO)	8,620	9,449	(829)	(8.8)
Non-accrual loans, OREO and TDRs	27,670	34,015	(6,345)	(18.7)
ASSET QUALITY RATIOS
Classified assets to total assets	3.14%	3.79%
Classified assets to risk-based capital	27.08	30.19
Allowance for loan losses to total loans	0.92	0.93
Allowance for loan losses to nonperforming loans	124.24	79.52
Past due loans (PDLs) to total loans	0.07	0.10
Nonperforming loans (NPLs) to total loans	0.74	1.17
Loan delinquency (PDLs + NPLs) to total loans	0.81	1.27
Non-accrual loans to total loans	0.80	1.24
Non-accrual loans and TDRs to total loans	1.81	2.67
Non-accrual loans and OREO to total assets	1.33	1.83
Non-accrual loans, OREO and TDRs to total assets	2.16	2.98

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. Interest and principal are recognized on a cash-basis in accordance with the Bank's policy if the loans are not impaired or there is no impairment.

(b) At September 30, 2016 and December 31, 2015, the Bank had total TDRs of $15.8 million and $18.6 million, respectively, with three TDR relationships totaling $5.2 million and $5.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company has been working to reduce classified loans by using approaches that maximize the Company’s contractual rights with each individual customer relationship. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets decreased 50 basis points from 1.83% at December 31, 2015 to 1.33% at September 30, 2016. Non-accrual loans, OREO and TDRs to total assets decreased $6.3 million or 82 basis points from $34.0 million or 2.98%, at December 31, 2015 to $27.7 million or 2.16%, at September 30, 2016.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years from a high point of greater than $81.9 million at September 30, 2011 to $40.2 million as of September 30, 2016 representing a decline of greater than 50%. During the fourth quarter of 2015, the Company reduced classified loans $3.5 million to $32.8 million. Of the fourth quarter 2015 reduction in classified loans, $2.7 million was transferred to OREO. These properties consisted of a 21 unit apartment building and 11 condo units. The Company disposed of $3.6 million of OREO properties during the first nine months of 2016, including the aforementioned properties. During the three months ended March 31, 2016, the Company took a deed in lieu of foreclosure on a $2.1 million improved commercial office building with multiple tenants and a ratified contract for its sale. That contract was voided during the second quarter. The Company plans to manage the property until its sale and will recognize miscellaneous rental income during our ownership and management of the property. There is no expected loss from the eventual disposal of this property based on current appraised values, the current rent roll and rents of similar space in the area.

The following is a breakdown of the Company’s classified and special mention assets at September 30, 2016 and December 31, 2015, 2014, 2013, 2012 and 2011, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 9/30/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013	As of 12/31/2012	As of 12/31/2011
Classified loans
Substandard	$30,181	$31,943	$46,735	$47,645	$48,676	$68,515
Doubtful	502	861	-	-	-	-
Loss	-	-	-	-	-	37
Total classified loans	30,683	32,804	46,735	47,645	48,676	68,552
Special mention loans	-	1,642	5,460	9,246	6,092	-
Total classified and special mention	$30,683	$34,446	$52,195	$56,891	$54,768	$68,552

Classified loans	30,683	32,804	46,735	47,645	48,676	68,552
Classified securities	931	1,093	1,404	2,438	3,028	6,057
Other real estate owned	8,620	9,449	5,883	6,797	6,891	5,029
Total classified assets	$40,234	$43,346	$54,022	$56,880	$58,595	$79,638

Total classified assets as a percentage of total assets	3.14%	3.79%	4.99%	5.56%	5.97%	8.10%
Total classified assets as a percentage of Risk Based Capital	27.08%	30.19%	39.30%	43.11%	59.02%	83.89%

The allowance for loan losses was 0.92% of gross loans at September 30, 2016 and 0.93% at December 31, 2015. There was an increase in the general component of the allowance due to changes to general allowance factors that reflect changes in historical loss, loan growth, delinquency rates and general economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The Company increased its general allowance as a percentage of gross loans five basis points from 0.75% at December 31, 2015 to 0.80% at September 30, 2016. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at September 30, 2016 and December 31, 2015, respectively.

(dollar in thousands)	September 30, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans

General Allowance	$8,409	0.80%	$6,932	0.75%
Specific Allowance	1,254	0.12%	1,608	0.17%
Total Allowance	$9,663	0.92%	$8,540	0.93%

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

	Nine Months Ended
	September 30,		Years Ended December 31,
(dollars in thousands)	2016	2015	2015	2014	2013	2012	2011
Average loans	$967,568	$869,262	$874,186	$819,381	$741,369	$719,798	$671,242
Net charge-offs	567	1,177	1,374	2,309	1,049	1,937	4,101
Net charge-offs to average loans	0.08%	0.18%	0.16%	0.28%	0.14%	0.27%	0.61%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $8.4 million or 0.80% of total loans at September 30, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. The Company had 28 non-accrual loans at September 30, 2016 compared to 38 non-accrual loans at December 31, 2015. Non-accrual loans at September 30, 2016 included $7.0 million, or 83% of non-accrual loans, attributed to 16 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Of these loans at September 30, 2016 and December 31, 2015, $3.6 million and $3.8 million, respectively, represented a residential development project. During the second quarter of 2014, the Company deferred the collection of principal and interest on this project. The project is currently being continued with the support of non-bank investment, which has been used for vertical construction that has significantly improved the collateral value and the viability of the project. The loans remain classified as troubled debt restructures (“TDRs”) and non-accrual. In addition, at September 30, 2016 and December 31, 2015, the Company had three TDR loans totaling $1.6 million and $1.7 million, respectively, classified as non-accrual. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $3.2 million from $11.7 million, or 1.27% of loans, at December 31, 2015 to $8.5 million, or 0.81% of loans, at September 30, 2016.

At September 30, 2016, the Company had 17 accruing TDRs totaling $10.6 million compared to 23 accruing TDRs totaling $13.1 million as of December 31, 2015. The Company had specific reserves of $929,000 on seven TDRs totaling $6.2 million at September 30, 2016 and specific reserves of $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. At September 30, 2016, $8.0 million or 76% of accruing TDRs of $10.6 million relate to one customer relationship. The $8.0 million in TDRs is for eight loans with two construction and land development loans totaling $724,000, one residential rental property of $228,000 and five commercial real estate loans totaling $7.1 million. The loans in this relationship have been classified as TDRs since the fourth quarter of 2014 and have performed according to the terms of their restructured agreements with all required payments made timely. They presently remain as TDRs due to below market rates of interest negotiated at the time of the restructure to obtain additional collateral. The Company has a strong collateral position in this relationship and as of September 30, 2016 has specific reserves of $426,000 on the relationship.

The following is a breakdown by loan classification of the Company’s TDRs at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,667	8	$9,839	8
Residential first mortgages	552	2	881	3
Residential rentals	228	1	2,058	5
Construction and land development	4,340	4	4,283	4
Commercial loans	883	5	1,384	8
Commercial equipment	116	2	123	2
Total TDRs	$15,786	22	$18,568	30
Less: TDRs included in non-accrual loans	(5,191)	(5)	(5,435)	(7)
Total accrual TDR loans	$10,595	17	$13,133	23

The OREO balance was $8.6 million at September 30, 2016, a decrease of $829,000 compared to $9.4 million at December 31, 2015. This decrease consisted of additions of $3.1 million offset by valuation allowances of $366,000 to adjust properties to current appraised values and $3.6 million in disposals. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At September 30, 2016, 99%, or $141.3 million of the asset-backed securities and bonds issued by GSEs, U.S. Agencies were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $138.3 million, at December 31, 2015. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended September 30, 2016 and year ended December 31, 2015, respectively. Classified securities decreased $161,000 from $1.1 million at December 31, 2015 to $931,000 at September 30, 2016.

Gross unrealized losses on HTM and AFS securities decreased from $1.5 million at December 31, 2015 to $320,000 at September 30, 2016 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at September 30, 2016 and December 31, 2015 for AFS securities were $168,000 and $557,000, respectively, of amortized cost of $43.8 million and $35.5 million, respectively. Gross unrealized losses at September 30, 2016 and December 31, 2015 for HTM securities were $152,000 and $941,000, respectively, of amortized cost of $103.0 million and $109.4 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	September 30, 2016
(dollars in thousands)	(Unaudited)	December 31, 2015	$ Change	% Change
Deposits
Non-interest-bearing deposits	$143,221	$142,771	$450	0.3%
Interest-bearing deposits	868,354	764,128	104,226	13.6%
Total deposits	1,011,575	906,899	104,676	11.5%
Short-term borrowings	55,500	36,000	19,500	54.2%
Long-term debt	65,573	55,617	9,956	17.9%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	10,243	10,033	210	2.1%
Total Liabilities	$1,177,891	$1,043,549	$134,342	12.9%

Deposits and Borrowings

Deposits increased by 11.5% (15.4% on an annualized basis) or $104.7 million, to $1,011.6 million at September 30, 2016 compared to $906.9 million at December 31, 2015. Between 2012 and 2016, the Company increased transaction deposits, including noninterest bearing deposits, to lower its overall cost of funds. Transaction deposits have increased from 44.9% of total deposits at December 31, 2011 to 58.9% of total deposits at September 30, 2016

Details of the Company’s deposit portfolio at September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$143,221	14.16%	$142,771	15.74%
Interest-bearing:
Demand	158,585	15.68%	120,918	13.33%
Money market deposits	242,321	23.95%	219,956	24.25%
Savings	51,396	5.08%	47,703	5.26%
Certificates of deposit	416,052	41.13%	375,551	41.41%
Total interest-bearing	868,354	85.84%	764,128	84.26%

Total Deposits	$1,011,575	100.00%	$906,899	100.00%

Transaction accounts	$595,523	58.87%	$531,348	58.59%

The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at September 30, 2016 and December 31, 2015 were $109.8 million and $49.1 million, respectively. Reciprocal brokered deposits at September 30, 2016 and December 31, 2015 were $63.3 million and $61.1 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Long-term debt and short-term borrowings increased $29.5 million from $91.6 million at December 31, 2015 to $121.1 million at September 30, 2016. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At September 30, 2016 and December 31, 2015, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	September 30, 2016
(dollars in thousands)	(Unaudited)	December 31, 2015	$ Change	% Change

Common Stock at par of $0.01	$47	$46	$1	2.2%
Additional paid in capital	47,107	46,809	298	0.6%
Retained earnings	57,070	53,495	3,575	6.7%
Accumulated other comprehensive gain (loss)	75	(251)	326	(129.9)%
Unearned ESOP shares	(316)	(316)	-	0.0%
Total Stockholders' Equity	$103,983	$99,783	$4,200	4.2%

During the nine months ended September 30, 2016, stockholders’ equity increased $4.2 million to $104.0 million. The increase in stockholders’ equity was due to net income of $5.3 million, net stock related activities related to stock-based compensation of $264,000 and a current year increase in accumulated other comprehensive income of $326,000. These increases to capital were partially offset by quarterly common dividends paid of $1.4 million and repurchases of common stock of $337,000. Common stockholders' equity of $104.0 million at September 30, 2016 resulted in a book value of $22.33 per common share compared to $21.48 at December 31, 2015. The Company remains well-capitalized at September 30, 2016 with a Tier 1 capital to average assets ratio of 9.22%.Accumulated other comprehensive losses reversed to become gains during the first nine months of 2016 due to market valuation adjustments of the Company’s AFS asset-backed securities portfolio as a result of decreases in long-term interest rates.

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

During the three months ended September 30, 2016 and the year ended December 31, 2015, the Company assessed using the new regulatory capital ratios that the Company meets the requirements specified in the Basel III rules upon full adoption of the phased-in requirements. The Bank elected to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in its March 31, 2015 quarterly call report filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2016 and December 31, 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

Cash and cash equivalents as of September 30, 2016 totaled $14.4 million, an increase of $3.2 million, or 28.9%, from the December 31, 2015 total of $11.1 million. The increase in cash was primarily due to an increase in cash provided by financing activities and operating activities which were partially offset by cash used in investing activities. The increase in the Bank’s deposits and borrowings provided cash to fund loan growth. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the nine months ended September 30, 2016, all financing activities provided $132.4 million in cash compared to $21.9 million in cash for the same period in 2015. The Bank was provided $110.5 million more cash due to financing activities in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increases in deposits of $91.8 million and net increases of $21.5 million in long-term debt and short-term borrowings. These increases to cash were offset by a 3.0 million reduction in cash due to net proceeds received during the first quarter 2015 for the subordinated notes issued of $23.0 million offset by the SBLF payoff of $20 million.

During the nine months ended September 30, 2016, all investing activities used $138.8 million in cash compared to $38.5 million in cash used for the same period in 2015. The increase in cash used of $100.3 million was primarily the result of a net increase in cash used of $108.0 million from loan activities. The Company purchased $1.2 million more premises and equipment in the first nine months of 2016 compared to the same period in 2015. More cash was used to fund loans as loans originated or acquired increased $118.2 million from $180.5 million for the nine months ended September 30, 2015 to $298.7 million for the nine months ended September 30, 2016. This was partially offset by an increase to cash provided of $10.2 million as principal collected on loans increased from $150.1 million for the nine months ended September 30, 2015 to $160.3 million for the nine months ended September 30, 2016. Additionally, there was an increase in cash provided of $5.0 million for securities transactions compared to the same period of 2015. This was primarily due to less net cash used for investments for the nine months ended September 30, 2016 than the comparable period of 2015. The result of these securities activities was that the Bank was a net purchaser of securities of $1.4 million year to date 2016 compared to a net purchaser of securities of $6.4 million for the nine months ended September 30, 2015. In addition, cash provided in increased $3.8 million from the sale of the King George branch premises and equipment and the sale of OREO.

Operating activities provided cash of $9.6 million, or $325,000 more cash, for the nine months ended September 30, 2016 compared to $9.3 million of cash provided for the same period of 2015. .

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

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	- 300	bp	- 400	bp
Policy Limit	(25.00)%		(20.00)%		(15.00)%		(10.00)%		(10.00)%		(15.00)%		(20.00)%		(25.00)%

September 30, 2016	(3.49)%		(1.68)%		(1.22)%		(0.75)%		0.99%		n/a		n/a		n/a

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	- 300	bp	- 400	bp
Policy Limit	(40.00)%		(30.00)%		(20.00)%		(10.00)%		(10.00)%		(20.00)%		(30.00)%		(40.00)%

September 30, 2016	(20.70)%		(13.88)%		(7.58)%		(2.58)%		(7.94)%		n/a		n/a		n/a

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of September 30, 2016, 212,218 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended September 30, 2016.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2016	39	$22.01	39	212,218
August 1-31, 2016	-	-	-	212,218
September 1-30, 2016	-	-	-	212,218
Total	39	$22.01	39	212,218

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 4, 2016	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

