Form 10-K
period 2016-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2017-03-13
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-36094

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $84.9 million based on the closing price $22.14 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 6, 2017: 4,640,974

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

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

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland; and Central Park and downtown Fredericksburg, Virginia. During the third quarter of 2015, the Company agreed to sell its King George, Virginia branch building and equipment and the transaction closed on January 28, 2016. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland and Central Park in Fredericksburg, Virginia. The Leonardtown and Central Park LPOs are co-located with branches. The Annapolis LPO opened in October 2014.

The Bank operates 16 automated teller machines including four stand-alone locations. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate portfolio consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary federal regulator.

Market Area

The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland and the greater Fredericksburg market in Virginia. As a result of the Bank’s expansion into the greater Fredericksburg market in 2013, Stafford County has become part of the Bank’s principal lending and deposit market area. The Annapolis LPO opening in October 2014 provided additional market expansion opportunities in 2015. Our market area is one of the fastest growing regions in the country and is home to a mix of federal facilities, industrial and high-tech businesses.

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

The Bank expanded into the greater Fredericksburg, Virginia market in August 2013. According to the Fredericksburg Regional Alliance, the Fredericksburg Region, including the City of Fredericksburg and the counties of Caroline, King George, Spotsylvania, and Stafford, Virginia, has been the fastest growing region in the Commonwealth of Virginia for the last five years.

The Bank’s primary market areas also boast a strong median household income. According to SNL Financial, the median household income in 2016 was between $87,000 and $88,500 in our market areas compared to slightly less than $56,000 for the United States. According to SNL Financial, the Bank’s market areas have strong demographics with below average unemployment rates. The Bank’s primary market areas have unemployment rates below 3.9% with projected population growth in excess of 4.5% over the next five years.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks, savings and loan associations and federal and state credit unions located in its primary market area. There are more than 25 FDIC-insured depository institutions operating in the Bank’s footprint including subsidiaries of several large regional and national bank holding companies. The Bank also faces additional significant competition for customers’ funds from mutual funds, brokerage firms, online Banks, and other financial service companies. The Bank competes for loans by providing competitive rates and flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General

The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include commercial real estate loans, loans secured by residential rental property, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. The Company exited the origination of owner-occupied residential mortgages in April 2015 and has established third party sources to supply its residential whole loan portfolio. Most of the Bank’s customers are residents of or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million as well as local municipal agencies and not-for-profits in Southern Maryland, the Annapolis area of Maryland and the greater Fredericksburg area of Virginia.

Commercial Real Estate (CRE) and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $667.1 million or 61.3% of the loan portfolio and $538.9 million or 58.6% of the loan portfolio, respectively at December 31, 2016 and 2015. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last five years. The CRE portfolio includes commercial construction balances. At December 31, 2016 and 2015, commercial construction balances were 9.3% and 6.1% of the CRE portfolio.

The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Almost all of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2016 and 2015, the largest outstanding commercial real estate loans were $12.8 million and $9.7 million, respectively, which were secured by commercial real estate and performing according to its terms.

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

If a determination is made that there is a potential environmental hazard, the Bank will complete an Environmental Assessment Checklist. If this checklist or the appraisal indicates potential issues, a Phase 1 environmental survey will generally be required.

Residential First Mortgage Loans

Residential first mortgage loans are generally long-term loans, amortized on a monthly or bi-weekly basis, with principal and interest due each payment. These loans are secured by owner-occupied single-family homes. The initial contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that residential real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty.

The Company stopped underwriting owner-occupied residential first mortgages in April 2015 and established third party sources to fund its residential whole loan portfolio. The third party sources allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase individual residential first mortgage loans as well as purchase the right to service the loans acquired.

Total fixed-rate loans in our residential first mortgage portfolio amounted to $125.4 million and $112.5 million, respectively, as of December 31, 2016 and 2015. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2016 and 2015, the Bank serviced $52.0 million and $63.0 million, respectively, in residential mortgage loans for others.

Adjustable mortgages are generally adjustable on a one-, three- and five-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. As of December 31, 2016 and 2015, the Bank had $45.6 million and $18.9 million, respectively, in adjustable-rate residential mortgage loans. At December 31, 2016 and 2015, the largest outstanding residential first mortgage loans were $2.2 million and $2.0 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.

Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2016 and 2015.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Longer-term fixed-rate and adjustable-rate residential mortgage loans are subject to greater interest-rate risk due to term and annual and lifetime limitations on interest rate adjustments that limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. These loans are non-owner occupied and secured by income-producing 1-4 family units and apartments. The Bank originates both fixed-rate and adjustable-rate residential rental first mortgages. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income.

Total fixed-rate loans in our residential rental first mortgage portfolio amounted to $17.9 million and $17.3 million, respectively, as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Bank had $83.9 million and $75.9 million, respectively, in adjustable-rate residential rental mortgage loans. As of December 31, 2016 and 2015, $84.9 million and $80.8 million, respectively, were 1-4 family units and $17.0 million and $12.4 million, respectively, were apartment buildings.

At December 31, 2016 and 2015, the largest outstanding residential rental mortgage loan was $10.5 million and $10.8 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2016 and 2015.

Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Because payments on loans secured by residential rental properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to a greater extent to adverse conditions in the rental real estate market or the economy than similar owner occupied properties.

Construction and Land Development Loans

The Bank offers construction loans for the construction of one- to four-family dwellings to home builders. Construction loans totaled $12.1 million and $14.1 million, respectively, at December 31, 2016 and 2015. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to 80% of the lower of appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $24.9 million and $22.1 million, respectively, at December 31, 2016 and 2015. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost. At December 31, 2016 and 2015, the largest outstanding construction and land development loan was $4.9 million, which was secured by land in the Bank’s market area.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market area. The Bank’s investment in these loans has declined in recent years. Construction and land development loans as a percentage of the total loan portfolio have been decreasing since 2008 from greater than 10% as of December 31, 2008 to 3.4% at December 31, 2016. If the demand for new houses being built from smaller builders in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a decline in demand for new housing might adversely affect the ability of borrowers to repay these loans.

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

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $19.7 million and $19.5 million, respectively at December 31, 2016 and 2015, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $1.7 million and $2.2 million, respectively at December 31, 2016 and 2015, are fixed or variable-rate loans that have original terms between five and 15 years. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk has been heightened as the market value of residential property has declined.

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor) under these product lines. Commercial loans remain an important class of the Bank’s loan portfolio, but have decreased as a percentage of total loans and in total dollars over the last few years. At $50.5 million and 4.6% of total loans and $67.2 million and 7.3% of total loans at December 31, 2016 and 2015, respectively, the commercial loan portfolio decreased by $16.7 million and $6.4 million compared to the prior year end balance.

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

Commercial business loans, however, entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral problematic. The Bank attempts to control these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2016 and 2015, the largest outstanding commercial loans were $4.0 million and $12.0 million, respectively, which was secured by commercial real estate (all of which was located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2016 and 2015.

Consumer Loans

The Bank has consumer loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $422,000 and $366,000, respectively, at December 31, 2016 and 2015. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $39.7 million and $29.9 million, or 3.7% and 3.3% of the total loan portfolio, respectively, at December 31, 2016 and 2015. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the credit worthiness of the borrowers.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$667,105	61.25%	$538,888	58.64%	$485,601	55.68%	$476,648	58.97%	$419,667	55.47%
Residential first mtgs.	171,004	15.70%	131,401	14.30%	146,539	16.80%	159,147	19.69%	177,663	23.48%
Residential rentals (1)	101,897	9.36%	93,157	10.14%	81,777	9.38%	-		-
Construction and land dev.	36,934	3.39%	36,189	3.94%	36,370	4.17%	32,001	3.96%	31,819	4.21%
Home equity and second mtgs.	21,399	1.97%	21,716	2.36%	21,452	2.46%	21,692	2.68%	21,982	2.91%
Commercial loans	50,484	4.64%	67,246	7.32%	73,625	8.44%	94,176	11.65%	88,158	11.65%
Consumer loans	422	0.04%	366	0.04%	613	0.07%	838	0.10%	995	0.13%
Commercial equipment	39,737	3.65%	29,931	3.26%	26,152	3.00%	23,738	2.94%	16,268	2.15%
Total Loans	1,088,982	100.00%	918,894	100.00%	872,129	100.00%	808,240	100.00%	756,552	100.00%
Deferred loan fees and premiums	(397)		1,154		1,239		972		664
Allowance for loan losses	9,860		8,540		8,481		8,138		8,247
Loans receivable, net	$1,079,519		$909,200		$862,409		$799,130		$747,641

(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2016, 2015 and 2014.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of loans.

	For the Years Ended December 31,
	2016		2015		2014		2013		2012
		Average		Average		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
dollars in thousands	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
Commercial real estate	602,648	4.50%	518,329	4.64%	460,014	4.84%	434,889	5.08%	395,276	5.40%
Residential first mortgages	151,366	3.99%	134,728	4.35%	148,367	4.43%	169,671	4.68%	177,401	4.68%
Residential rentals (1)	96,611	4.69%	88,251	4.63%	75,104	4.65%	-		-
Construction and land development	36,938	4.58%	37,665	4.99%	29,921	4.68%	27,065	4.75%	31,499	4.94%
Home equity and second mortgages	21,781	4.08%	21,332	4.09%	21,426	4.21%	21,647	4.33%	22,703	4.33%
Commercial and equipment loans (2)	87,705	5.27%	81,957	5.61%	92,199	5.21%	95,316	5.11%	99,735	4.88%
Consumer loans	397	8.56%	465	8.82%	701	7.99%	954	7.23%	1,002	7.98%
Allowance for loan losses	(9,157)	n/a	(8,541)	n/a	(8,351)	n/a	(8,173)	n/a	(7,818)	n/a
Net Average Loans	988,289	4.55%	874,186	4.73%	819,381	4.82%	741,369	5.02%	719,798	5.16%

(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2016, 2015 and 2014.

(2) Includes both commercial loans and commercial equipment loans.

Loan Originations, Purchases and Sales

The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to guidelines established by the Bank. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Additionally, residential mortgages are purchased from third party providers after reviewing loan documents, underwriting support, and completing other procedures, as necessary. Loan processing functions are generally centralized except for small consumer loans. Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties such as FHLMC. The Company sold no residential mortgage loans for the year ended December 31, 2016. Residential mortgage loans in the amounts of $4.2 million and $13.6 million were sold by the Bank for the years ended December 31, 2015 and 2014, respectively.

To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. The Bank sold CRE participations of $3.0 million in 2016 and $1.5 million in 2015. The Bank may also buy loans, portions of loans, or participation certificates from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. The Bank purchased no commercial real estate or commercial loans during 2016 and 2015. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

Loan Approvals, Procedures and Authority

Loan approval authority is established by Board policy. The Officer’s Loan Committee (OLC) consists of the following members of the Bank’s executive management; the Chief Executive Officer (“CEO”), President and Chief Risk Officer (“CRO”), Chief Operating Officer (“COO”) and the Chief Lending Officer (“CLO”). In addition, the OLC includes the Senior Credit Officer (“SCO”) and Senior Loan Officers (“SLO’s”). The OLC must have three (3) members of Executive Management approve all loans presented above individual loan authorities granted to the SCO and the SLOs. The SCO and the SLOs have been granted individual loan authority up to $1.0 million. Loan approval authorities vary by individual. The individual lending authority of the other lenders is set by management and is based on their individual abilities.

All loans and loan relationships that exceed the Bank’s in-house lending limit are required to be approved by at least three (3) members of the Bank’s Credit Risk Committee (“CRC”). In addition, the Board of Directors or the CRC approve all loans required to be approved by regulation, such as Regulation O loans or commercial loans to employees. The in-house lending guideline is approved by the Board on an annual basis or as needed if more frequently and is less than the Bank’s legal lending limit.

The Credit Risk Committee of the Board, consisting of three or more directors, has been delegated by the Board of Directors of the Bank to assist the Board in its oversight responsibilities. The Committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board and strategic guidance to management on the assumption, management and mitigation of credit risk.

Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $14.1 million and $13.7 million, respectively, to any one borrower at December 31, 2016 and 2015. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $21.9 million and $21.2 million, respectively, to any one borrower at December 31, 2016 and 2015. At December 31, 2016 and 2015, the largest amount outstanding to any one borrower and borrower’s related interests was $12.8 million and $12.0 million, respectively.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. Most loan commitments are granted for a one-month period. The Bank’s outstanding commitments to originate loans at December 31, 2016 and 2015 were approximately $67.0 million and $73.5 million, respectively, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

See Note 6 of the Consolidated Financial Statements for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2016 and 2015. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

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

(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Classified assets
Substandard	$39,109	$42,485	$54,022	$56,880	$58,595
Doubtful	137	861	-	-	-
Loss	-	-	-	-	-
Total classified assets	39,246	43,346	54,022	56,880	58,595
Special mention assets	-	1,642	5,460	9,246	6,092
	$39,246	$44,988	$59,482	$66,126	$64,687

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral and other actions as deemed necessary. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2016 and 2015, respectively, refer to Note 6 in the Consolidated Financial Statements.

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

Specific loan loss reserves of $1.3 million and $1.6 million, respectively, related to impaired loans at December 31, 2016 and 2015. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Recorded investment with no allowance	$26,436	$35,171	$45,587	$28,220	$34,717
Recorded investment with allowance	8,924	4,066	4,122	9,786	4,273

Total impaired loans	$35,360	$39,237	$49,709	$38,006	$38,990

Specific allocations of allowance	$1,289	$1,608	$451	$985	$1,548

Interest income recognized	$1,309	$1,366	$1,841	$1,608	$1,850

For additional information regarding impaired loans by class at December 31, 2016 and 2015, respectively, refer to Note 6 in the Consolidated Financial Statements.

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

	At December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	$5,212	61.25%	$3,465	58.64%	$3,528	55.68%	$3,051	58.97%	$4,092	55.47%
Residential first mtgs.	1,406	15.70%	584	14.30%	1,047	16.80%	1,343	19.69%	1,083	23.48%
Residential rentals (2)	362	9.36%	538	10.14%	593	9.38%	532		-
Construction and land dev.	941	3.39%	1,103	3.94%	1,071	4.17%	584	3.96%	533	4.21%
Home equity and second mtgs.	138	1.97%	142	2.36%	173	2.46%	249	2.68%	280	2.91%
Commercial loans	794	4.64%	1,477	7.32%	1,677	8.44%	1,916	11.65%	1,948	11.65%
Consumer loans	3	0.04%	2	0.04%	3	0.07%	10	0.10%	19	0.13%
Commercial equipment	1,004	3.65%	1,229	3.26%	389	3.00%	453	2.94%	292	2.15%
Total allowance for loan losses	$9,860	100.00%	$8,540	100.00%	$8,481	100.00%	$8,138	100.00%	$8,247	100.00%

(1) Percent of loans in each category to total loans

(2) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2016, 2015 and 2014.

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of period	$8,540	$8,481	$8,138	$8,247	$7,655
Charge-offs:
Commercial real estate	-	78	195	140	486
Residential first mtgs.	-	30	94	348	11
Residential rentals (1)	14	-	155	-	-
Construction and land dev.	526	-	992	36	141
Home equity and second mtgs.	-	100	59	111	211
Commercial loans	594	432	1,134	480	1,004
Consumer loans	1	-	3	12	5
Commercial equipment	34	818	10	35	169
Total Charge-offs	1,169	1,458	2,642	1,162	2,027
Recoveries:
Commercial real estate	58	17	11	-	-
Residential first mtgs.	-	1	186	11	38
Residential rentals (1)	-	-		-	-
Construction and land dev.	1	32	84	1	-
Home equity and second mtgs.	5	-	10	17	-
Commercial loans	18	11	5	23	51
Consumer loans	.	-	11	3	1
Commercial equipment	48	23	25	58	-
Total Recoveries	130	84	332	113	90
Net Charge-offs	1,039	1,374	2,310	1,049	1,937
Provision for Loan Losses	2,359	1,433	2,653	940	2,529
Balance at end of period	$9,860	$8,540	$8,481	$8,138	$8,247

Allowance for loan losses to total loans	0.91%	0.93%	0.97%	1.01%	1.09%
Net charge-offs to average loans	0.11%	0.16%	0.28%	0.14%	0.27%

(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2016, 2015 and 2014.

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

Other Real Estate Owned (“OREO”)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its estimated fair value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $7.8 million and $9.4 million, respectively at December 31, 2016 and 2015. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 8 in the Consolidated Financial Statements.

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

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial real estate	$2,371	$2,875	$3,824	$7,930	$5,331
Residential first mtgs.	623	1,948	533	2,245	3,739
Residential rentals (3)	577	605	-	-	-
Construction and land dev.	3,048	3,555	3,634	2,968	-
Home equity and second mtgs.	61	48	399	115	71
Commercial loans	1,044	2,054	1,587	1,935	3,732
Consumer loans	-	-	-	24	52
Commercial equipment	650	348	286	234	216
Total non-accrual loans (1)	8,374	11,433	10,263	15,451	13,141

OREO	7,763	9,449	5,883	6,797	6,891

TDRs: (2)
Commercial real estate	9,587	9,839	10,438	3,141	3,097
Residential first mtgs.	545	881	906	1,485	1,418
Residential rentals (3)	227	2,058
Construction and land dev.	3,777	4,283	4,376	-	-
Home equity and second mtgs.	872	-	-	-
Commercial loans	-	1,384	2,262	-	-
Commercial equipment	113	123	154	67	-
Total TDRs	15,121	18,568	18,136	4,693	4,515
Total Accrual TDRs	10,448	13,133	13,249	4,364	4,515

Total non-accrual loans, OREO and Accrual TDRs	$26,585	$34,015	$29,395	$26,612	$24,547

Interest due at stated rates, but not recognized	$1,103	$987	$845	$599	$626

Non-accrual loans to total loans	0.77%	1.24%	1.18%	1.91%	1.74%
Non-accrual loans and Accrual TDRs to total loans (2)	1.73%	2.67%	2.70%	2.45%	2.33%
Non-accrual loans, OREO and Accrual TDRs to total assets (2)	1.99%	2.98%	2.71%	2.60%	2.50%

(1) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.

(2) TDR loans include both non-accrual and accruing performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.

(3) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at December 31, 2016 and 2015.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of asset-backed mortgage-backed (“MBS”) and collateralized mortgage obligations (“CMOs”) and other securities issued by U.S. government-sponsored enterprises (“GSEs”), including FNMA and FHLMC. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, and other equity and debt securities. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings.

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. HTM securities and FHLB of Atlanta and Federal Reserve Bank stock are carried at amortized cost and AFS securities are carried at fair value. At December 31, 2016, 2015, 2014, 2013 and 2012, their estimated fair value was $168.3 million, $151.4 million, $133.3 million, $139.9 million and $166.9 million, respectively. As previously disclosed, on April 18, 2016, the Bank terminated its membership in the Federal Reserve System and cancelled its stock in the Federal Reserve Bank of Richmond effective as of that date.

	At December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Asset-backed securities:
Freddie Mac and Fannie Mae	$136,206	$138,267	$119,762	$126,607	$150,318
U.S. Agencies	16,889	-	-	-	-
Other	884	1,093	1,472	3,120	4,439
Total asset-backed securities	153,979	139,360	121,234	129,727	154,757

Corporate equity securities	37	39	40	41	37
Bond mutual funds	4,413	4,387	4,321	4,130	4,281
Callable GSE Agency Bonds	3,001	-	-	-	-
Treasury bills	850	750	850	750	750
Total investment securities	162,280	144,536	126,445	134,648	159,825
FHLB and FRB stock	7,235	6,931	6,434	5,593	5,476
Total investment securities and FHLB and FRB stock	$169,515	$151,467	$132,879	$140,241	$165,301

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2016 and 2015 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years
December 31, 2016	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$7,879	2.17%	$21,481	2.15%	$13,093	2.05%	$7,689	1.91%
Mutual funds	4,386	2.01%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$12,265	2.11%	$21,481	2.15%	$13,093	2.05%	$7,689	1.91%

HTM Investment securities:
Asset-backed securities	$18,844	2.35%	$47,168	2.34%	$29,803	2.29%	$12,582	2.41%
U.S. government obligations	850	0.00%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$19,694	2.25%	$47,168	2.34%	$29,803	2.29%	$12,582	2.41%

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
December 31, 2015	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$6,075	1.86%	$15,355	1.86%	$7,727	1.87%	$2,048	1.86%
Mutual funds	4,288	2.02%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$10,363	1.93%	$15,355	1.86%	$7,727	1.87%	$2,048	1.86%

HTM Investment securities:
Asset-backed securities	$21,850	2.31%	$50,895	2.32%	$23,259	2.32%	$12,666	2.25%
U.S. government obligations	750	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$22,600	2.23%	$50,895	2.32%	$23,259	2.32%	$12,666	2.25%

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

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches. Total deposits were $1,038.8 million and $906.9 million, respectively, as of December 31, 2016 and 2015 The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2016 and December 31, 2015 were $131.0 million and $49.1 million, respectively. Reciprocal brokered deposits at December 31, 2016 and December 31, 2015 were $70.7 million and $61.1 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

Deposits

The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, merchant card services, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Allpoint and Star ATM networks.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2016		2015		2014		2013		2012
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$48,878	0.08%	$44,963	0.10%	$40,104	0.10%	$37,540	0.10%	$32,577	0.17%

Interest-bearing demand and money market accounts	380,592	0.30%	322,717	0.28%	281,960	0.27%	268,832	0.33%	262,331	0.56%
Certificates of deposit	409,621	0.86%	378,179	0.85%	389,641	0.97%	392,675	1.19%	432,487	1.60%
Total interest-bearing deposits	839,091	0.56%	745,859	0.56%	711,705	0.64%	699,047	0.80%	727,395	1.16%
Noninterest-bearing demand deposits	142,116		120,527		100,783		87,649		74,161
	$981,207	0.48%	$866,386	0.48%	$812,488	0.56%	$786,696	0.71%	$801,556	1.05%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2016 and 2015.

	At December 31, 2016
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$86,282	$61,832
Three through six months	45,703	23,134
Six through twelve months	87,695	46,476
Over twelve months	67,917	22,415
Total	$287,597	$153,857

	At December 31, 2015
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$33,873	$14,071
Three through six months	42,091	24,860
Six through twelve months	65,299	26,778
Over twelve months	81,031	32,903
Total	$222,294	$98,612

For a discussion of deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1 and 10 in the Consolidated Financial Statements. Note 10 includes the scheduled contractual maturities of total certificates of deposits of $432.8 million and $375.6 million, respectively at December 31, 2016 and 2015.

Borrowings

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. For a discussion of borrowing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1, 11, 16 and 17 in the Consolidated Financial Statements.

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

The Maryland Financial Institutions Code additionally prohibits any person from acquiring more than 10% of the outstanding shares of any class of securities of a bank or bank holding company, or electing a majority of the directors or directing the management or policies of any such entity, without 60 days prior notice to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution.

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

Capital Requirement

Bank holding companies are required to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $1 billion or more, such as the Company, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See “– Regulation of the Bank – Capital Adequacy.” The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion. The revised capital requirements are subject to certain grandfathering and transition rules. The Company is currently considered a grandfathered institution under these rules.

Regulation of the Bank

General

The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. On April 18, 2016, the Bank terminated its membership in the Federal Reserve System and cancelled its stock in the Federal Reserve Bank of Richmond. Accordingly, as of that date, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”). The Bank currently is subject to supervision, examination and regulation by Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the FDIC.

The Dodd-Frank Act established the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function currently handled by federal bank regulatory agencies. However, institutions of less than $10 billion, such as the Bank, will continue to be examined for compliance with consumer protection or fair lending laws and regulations by, and be subject to enforcement authority of their primary federal regulators.

The following discussion summarizes certain regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

Capital Adequacy

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).

On January 1, 2015, the Company and Bank became subject to the Basel III Capital Rules with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. This capital conservation buffer began being phased-in January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

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

As a result of the Basel III Capital Rules (discussed further above), effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

Branching

Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within Maryland and may establish branches in other states by any means permitted by the laws of such state or by federal law. The FDIC may approve interstate branching by merger in any state that did not opt out and de novo in states that specifically allow for such branching.

Dividend Limitations

Maryland banks may only pay cash dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. Maryland banks may not declare a stock dividend unless their surplus, after the increase in capital stock, is equal to at least 20% of the outstanding capital stock as increased. If the surplus of the bank, after the increase in capital stock, is less than 100% of its capital stock as increased, the commercial bank must annually transfer to surplus at least 10% of its net earnings until the surplus is 100% of its capital stock as increased.

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The deposit insurance per account owner is currently $250,000.

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

Reserve Requirements

Under federal regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations required that that reserves be maintained against aggregate transaction accounts as follows for 2016: a 3% reserve ratio was assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2017, will require a 3% ratio for up to $115.1 million and an exemption of $15.5 million. At December 31, 2016, the Bank met applicable reserve requirements.

Transactions with Affiliates

A state nonmember bank, such as the Bank, is limited in the amount of “covered transactions” with any affiliate. All such transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2016, we had no transactions with affiliates.

Loans to directors, executive officers and principal stockholders of a state nonmember bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus, or any loans cumulatively aggregating $500,000 or more, must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State nonmember banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

Enforcement

The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of capital directive or a cease and desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Bank Secrecy Act of 1970, requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Management

Chief Officers

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Executive officers of the Bank also serve as executive officers of the Company. The executive officers of the Company are as follows:

William J. Pasenelli, 58, is President and Chief Executive Officer of the Company. He serves as the Bank’s Chief Executive Officer. Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. He relinquished the position of Chief Financial Officer of the Bank in March 2013 and President in July 2016. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli has over 30 years of banking experience. He serves on the Board of Directors of the Maryland Bankers Association and the Maryland Chamber of Commerce. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups. Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University. He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 62, joined the Bank in 1988. He serves as Executive Vice President and Chief Lending Officer of the Company and the Bank. Before joining the Bank, he was Vice President of Maryland National Bank. Mr. Cockerham has over 40 years of banking experience. Mr. Cockerham serves as former Chairman of the College of Southern Maryland Foundation and is the past Chairman of the Maryland Title Center. He presently serves as the Potomac Baptist Association Finance Chair, is a Paul Harris Fellow, Foundation Chair and Past President of the Rotary Club of Charles County and serves on various civic boards. Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelor of Science from West Virginia University. He also attended the Harvard Business School Program on Negotiation.

James M. Burke, 49, joined the Bank in 2006. He serves as the Bank’s President and Chief Risk Officer of the Company and the Bank. Before his appointment as President of the Bank in 2016, he served as Executive Vice President and Chief Risk Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank. Mr. Burke has over 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation.

James F. Di Misa, 57, joined the Bank in 2006. He serves as Executive Vice President, Chief Operating Officer of the Company and the Bank. Before joining the Bank, Mr. Di Misa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Di Misa has over 30 years of banking experience. Mr. Di Misa is former Chairman of the Board of Trustees for the Maryland Bankers School and a Paul Harris Fellow, Foundation Secretary and Past President of the Rotary Club of Charles County. He is also a member of several other civic and professional groups. Mr. Di Misa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration from Mount St. Mary’s College and a Bachelor of Science from George Mason University. He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 50, joined the Bank in 2009. He serves as Executive Vice President, Chief Financial Officer of the Company and the Bank. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 25 years of experience in corporate finance, controllership and external audit. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. Mr. Capitani is a Certified Public Accountant and holds a Bachelor of Arts from the University of California at Santa Barbara. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Christy M Lombardi, 40, joined the Bank in 1998. She serves as Executive Vice President, Chief Administrative Officer of the Company and the Bank. Ms. Lombardi is responsible for administrative and corporate governance matters for the Company, and oversees human resources and shareholder relations. Ms. Lombardi has 20 years of banking experience. She serves as Immediate Past Chair for the Calvert County Chamber of Commerce Board of Directors, on the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance and on the Southern Maryland Workforce Development Board. She is a Maryland Bankers School graduate and holds a Masters in Management from University of Maryland University College as well as a Masters in Business Administration. Ms. Lombardi also attended the Harvard Business School Program on Negotiation.

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

At December 31, 2016 and 2015, our loan portfolio consisted of $667.1 million, or 61.3%, and $538.9 million, or 58.6%, respectively, of commercial real estate loans, $101.9 million, or 9.4%, and $93.2 million, or 10.1%, respectively, of residential rental loans, $50.5 million, or 4.6% and $67.2 million, or 7.3%, respectively of commercial business loans and $39.7 million, or 3.7% and $29.9 million, or 3.3%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2016 and 2015, $4.6 million, or 55.4% and $5.8 million, or 51.4%, respectively, of our non-accrual loans of $8.4 million and $11.4 million, respectively, consisted of commercial loans.

Our provision for loan losses has been elevated during the last five years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2016 and 2015, we recorded a provision for loan losses of $2.4 million and $1.4 million, respectively. We also recorded net loan charge-offs of $1.0 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $26.6 million, or 1.99% of total assets and $34.0 million, or 2.98% of total assets, respectively, at December 31, 2016 and 2015. Additionally, loans that were classified as either special mention and substandard were $30.4 million and $33.6 million, respectively, at December 31, 2016 and 2015. We had $137,000 and $861,000 in loans classified as doubtful and no loans classified as loss at December 31, 2016 and 2015. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2016 and 2015, our non-accrual loans totaled $8.4 million, or 0.77% of our loan portfolio and $11.4 million, or 1.24%of our loan portfolio, respectively. At December 31, 2016 and 2015, our non-accrual loans, OREO and accruing TDRs totaled $26.6 million, or 1.99% of total assets and $34.0 million, or 2.98% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2016 and 2015 our total classified assets were $39.2 million and $43.3 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2016 and 2015, $171.0 million, or 15.7%, of our total loan portfolio, and $131.4 million, or 14.3%, of our total loan portfolio, respectively, consisted of owner-occupied one- to four-family residential mortgage loans. At December 31, 2016 and 2015, $21.4 million, or 2.0%, of our total loan portfolio and $21.7 million, or 2.4%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Our financial condition and results of operations could be negatively affected if we fail to timely and effectively execute our strategic plan or manage the growth called for in our strategic plan.

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

In implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. To the extent that we undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. We may not be able to adequately, timely and profitably achieve the intended benefits or our growth strategies or manage anticipated growth.

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

We may be adversely affected by economic conditions in our market area, which is significantly dependent on federal government and military employment and programs.

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

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area which contribute to the local economy. As a result, a reduction in federal government or military employment or programs could have a negative impact on local economic conditions and real estate collateral values, and could also negatively affect the Company’s profitability.

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

New capital rules adopted by the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to us. The rule includes new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The rules apply to the Company as well as to the Bank. Beginning in the first quarter of 2015, our minimum capital requirements were (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8%. Our leverage ratio requirement will remain at the 4% level. Finally, the new capital rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

Our internal control systems are inherently limited.

Our systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on our business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving our internal controls.

The market price and liquidity of our common stock could be adversely affected if the economy were to weaken or the capital markets were to experience volatility.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, these risks may be affected by:

•	Operating results that vary from the expectations of our management or of securities analysts and investors;

•	Developments in our business or in the financial services sector generally;

•	Regulatory or legislative changes affecting our industry generally or our business and operations;

•	Operating and securities price performance of companies that investors consider to be comparable to us;

•	Changes in estimates or recommendations by securities analysts or rating agencies;

•	Announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors;

•	Changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations; and

•	Significant fluctuations in the capital markets.

Economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

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

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer, telecommunications systems, cyber security breaches and other disruptive problems caused by the Internet or other users. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions of other entities, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

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

If our information technology is unable to keep pace with industry developments, our business and results of operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and two branches in Fredericksburg, Virginia. The Bank owns all of its branches except for the Dunkirk, Maryland branch, the Fredericksburg Central Park, Virginia branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches. Lease expiration dates range from 2019 to 2035 with renewal options of 5 to 10 years. Lease expiration dates range from 2019 to 2035 with renewal options of 5 to 10 years. The net book value of premises, which included land, building and improvements, totaled $19.5 million and $ 17.3 million, respectively, at December 31, 2016 and 2015.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2016 and 2015 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2016	30.40	22.61	0.10
September 30, 2016	23.97	21.80	0.10
June 30, 2016	23.76	20.60	0.10
March 31, 2016	21.84	19.19	0.10
December 31, 2015	24.00	20.25	0.10
September 30, 2015	24.60	19.18	0.10
June 30, 2015	23.77	19.75	0.10
March 31, 2015	20.35	18.41	0.10

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at March 6, 2017 was 493.

Dividends

During 2016 and 2015, the Company declared and paid four quarters of dividends at $0.10 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter.

The Company’s ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board (the “FRB”), which prohibits the payment of dividends under certain circumstances dependent on the Company’s financial condition and capital adequacy. The Company’s ability to pay dividends is also dependent on the receipt of dividends from the Bank.

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the Federal Deposit Insurance Corporation (“FDIC”). Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and, (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock, or if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

Without the approval of the FDIC, a nonmember bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would not be adequately capitalized thereafter. In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.

Stock Performance Graph

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2011, assuming reinvestment of all dividends paid into the stock or the index.

The graph and table were prepared assuming that $100 was invested on December 31, 2011, in the common stock and the securities included in the indexes

Source: Bloomberg	Year Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
The Community Financial Corporation	100.00	109.20	144.93	143.26	151.75	212.86
NASDAQ Bank Index	100.00	118.55	167.52	175.58	190.96	262.03
NASDAQ Capital Market Composite	100.00	113.52	155.08	146.39	121.56	139.33

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of December 31, 2016, 188,558 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended December 31, 2016.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2016	21,635	$22.30	21,635	190,583
November 1-30, 2016	2,025	22.33	2,025	188,558
December 1-31, 2016	-	-	-	188,558
Total	23,660	$22.30	23,660	188,558

Item 6 - Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2016, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included elsewhere in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012

FINANCIAL CONDITION DATA
Total assets	$1,334,257	$1,143,332	$1,082,878	$1,023,824	$981,639
Loans receivable, net	1,079,519	909,200	862,409	799,130	747,641
Investment securities	162,280	144,536	126,445	134,648	159,825
Deposits	1,038,825	906,899	869,384	821,295	820,231
Borrowings	144,559	91,617	76,672	70,476	61,527
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000	-	-	-
Stockholders’ equity—preferred	-	-	20,000	20,000	20,000
Stockholders’ equity—common	104,426	99,783	96,559	90,730	59,047
OPERATING DATA
Interest and dividend income	$48,047	$43,873	$41,759	$39,678	$40,293
Interest expenses	8,142	7,345	6,698	7,646	10,604
Net interest income (NII)	39,905	36,528	35,061	32,032	29,689
Provision for loan losses	2,359	1,433	2,653	940	2,529
NII after provision for loan losses	37,546	35,095	32,408	31,092	27,160
Noninterest income	3,360	3,299	4,093	4,174	4,410
Noninterest expenses	29,159	28,418	26,235	24,844	23,804
Income before income taxes	11,747	9,976	10,266	10,422	7,766
Income taxes	4,416	3,633	3,776	3,771	2,776
Net income	7,331	6,343	6,490	6,651	4,990
Preferred stock dividends declared	-	23	200	200	200
Income available to common shares	$7,331	$6,320	$6,290	$6,451	$4,790
COMMON SHARE DATA
Basic earnings per common share	$1.59	$1.36	$1.35	$1.90	$1.57
Diluted earnings per common share	1.59	1.35	1.35	1.88	1.57
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share (1)	22.54	21.48	20.53	19.52	19.34
Common shares outstanding at end of period	4,633,868	4,645,429	4,702,715	4,647,407	3,052,416
Basic weighted average common shares	4,599,502	4,676,748	4,646,424	3,402,432	3,043,039
Diluted weighted average common shares	4,599,502	4,676,748	4,655,127	3,426,793	3,055,362
OTHER DATA
Number of:
Full-time equivalent employees	162	171	172	165	160
Full-service offices	12	12	12	11	11
Loan Production Offices	5	5	5	4	n/a
REGULATORY CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets (Leverage)	9.02%	10.01%	12.24%	12.50%	9.39%
Tier 1 common capital to risk-weighted assets	9.54	10.16	n/a	n/a	n/a
Tier 1 capital to risk-weighted assets	10.62	11.38	14.26	14.66	11.76
Total risk-based capital to risk-weighted assets	13.60	14.58	15.21	15.62	12.84

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012

KEY OPERATING RATIOS
Return on average assets	0.60%	0.58%	0.63%	0.69%	0.52%
Return on average total equity	7.09	6.21	5.69	7.49	6.42
Return on average common equity	7.09	6.33	6.69	9.38	8.29
Interest rate spread	3.35	3.48	3.55	3.45	3.18
Net interest margin	3.48	3.60	3.68	3.56	3.31
Efficiency ratio (2)	67.40	71.35	67.00	68.62	69.81
Common dividend payout ratio	25.16	29.41	29.63	21.05	25.48
Non-interest expense to average assets	2.37	2.60	2.56	2.56	2.47
Net operating expense to average assets(3)	2.10	2.30	2.16	2.13	2.01
Avg. int-earning assets to avg. int-bearing liabilities	117.56	117.71	118.83	114.57	111.56

SELECTED ASSET QUALITY DATA
Gross loans	$1,088,982	$918,894	$872,129	$808,240	$756,552
Classified assets	39,246	43,346	54,022	56,880	58,595
Allowance for loan losses	9,860	8,540	8,481	8,138	8,247
Nonperforming loans (>=90 Days) (4)	7,705	10,740	10,263	11,170	8,717

Non-accrual loans (5)	8,374	11,433	10,263	15,451	13,141
Accruing troubled debt restructures (TDRs) (6)	10,448	13,133	13,249	4,364	4,515
Other Real Estate Owned (OREO)	7,763	9,449	5,883	6,797	6,891
Non-accrual loans, OREO and TDRs	$26,585	$34,015	$29,395	$26,612	$24,547

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	8.41%	9.35%	11.11%	9.16%	8.07%
Classified assets to total assets	2.94	3.79	4.99	5.56	5.97
Classified assets to risk-based capital	26.13	30.19	39.30	43.11	59.02
Allowance for loan losses to total loans	0.91	0.93	0.97	1.01	1.09
Allowance for loan losses to nonperforming loans	127.97	79.52	82.64	72.86	94.78
Net charge-offs to avg. outstanding loans	0.11	0.16	0.28	0.14	0.27
Nonperforming loans to total loans	0.71	1.17	1.18	1.38	1.15
Non-accrual loans to total loans	0.77	1.24	1.18	1.91	1.74
Non-accrual loans and TDRs to total loans	1.73	2.67	2.70	2.45	2.33
Non-accrual loans and OREO to total assets	1.21	1.83	1.49	2.17	2.04
Non-accrual loans, OREO and TDRs to total assets	1.99	2.98	2.71	2.60	2.50

(1) The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.

(2) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

(3) Net operating expense is the sum of non-interest expense offset by non-interest income.

(4) Nonperforming loans include all loans that are 90 days or more delinquent.

(5) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.

(6) TDR loans include both non-accrual and accruing performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.

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

The allowance for loan loss balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance includes a specific and a general component. The specific component consists of management’s evaluation of certain classified and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

Management uses a risk scale to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2016, the allowance for loan losses was $9.9 million or 0.91% of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings. For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements and the discussion under the caption “Provision for Loan Losses” below.

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

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation (the “Company”). The Bank conducts business through its main office in Waldorf, Maryland, and 11 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Central Park and downtown Fredericksburg, Virginia. The Company opened its second branch in downtown Fredericksburg, Virginia in April 2016. The Company maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown and Fredericksburg LPOs are co-located with branches.

During 2015, the Company made a number of strategic decisions to meet its longer-term objectives of increased profitability and increase shareholder value. The Company continued to execute its plans to improve asset quality and to increase transaction deposits, which consist of savings, money market, interest-bearing demand and noninterest bearing demand accounts. The Company sold its King George, Virginia branch building and equipment to a credit union. The Company’s 2015 third quarter operating results reflected the financial impact of the transaction. The Company recorded an impairment of $426,000 during the third quarter of 2015. The transaction closed on January 28, 2016.

In 2016, the Company planned to increase the loan portfolio by at least 10% and control expenses. Due to the low interest rate environment for most of 2016, and its effect on net interest margin, the Company continued restructuring of operations to reduce costs. In the first quarter of 2016, the Company completed a redesign of the branch system. This redesign, combined with the closure of the King George facility allowed the Company to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company focused on reducing other expenses by streamlining internal processes and FTEs as well as by reviewing vendor relationships. The Company’s cost control efforts and continued asset growth created operating leverage and increased its earnings per share, return on average assets and return on equity.

The initiative to increase operating leverage continued during 2016. The Company’s efficiency ratio improved in every quarter of 2016. The efficiency ratio improved from 73.67% for the fourth quarter of 2015 to 64.38% for the fourth quarter of 2016. Year over year, the efficiency ratio improved 395 basis points to 67.40% from 71.35% for the years ended December 31, 2016 and 2015, respectively. The rate of expense growth was controlled at 2.6% during 2016 compared to 8.3% expense growth in 2015.

During the year ended December 31, 2016 loan growth was very strong with end of period gross loans increasing $170.1 million, or 18.5% from $918.9 million at December 31, 2015 to $1,089.0 million at December 31, 2016. The increase in average loan balances resulted in net interest income growing faster than operating expenses. Net interest income increased $3.4 million or 9.2%, compared to noninterest expense growth of $741,000 or 2.6%. The Company has a strong pipeline and is optimistic that continued loan growth, paired with the expense control, should continue to increase operating leverage during 2017.

The Bank has increased assets through loan production. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing is also directed towards increasing its balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

Economy

The U.S. economy grew slowly throughout 2016 and 2015. Gross domestic product grew at an annual rate of 1.6% during 2016, the slowest growth rate since 2011. The Federal Reserve has indicated through its survey of the Board of Governors that up to four rate increases were planned for 2016. During the beginning of 2016, due to a number world events and market disruptions, many economists reduced their forecasts for 2016 rate hikes from four down to two. During the year ended 2016, the Federal Reserve only raised the target federal funds rate one time at the December 15, 2016 meeting from 0.50% to 0.75%.

Interest rates were depressed for most of 2016, with the five and ten year U.S. Treasury rates falling to as low as 0.94%(July 2016) and 1.37% (July 2016). This had an impact on the Company’s net interest margin and asset yields, which declined during 2016. Lower Treasury and bond yields in the 5 to 10 year range during 2016 put negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the third quarter of 2016. The Company was able to offset margin compression with average interest-earning asset growth of $132.0 million or 13.0% to $1,145.5 million. During the fourth quarter of 2016, interest rates began to rise with both the five year and the ten year U.S. Treasury rates increasing to 1.93% and 2.45%, respectively as of December 30, 2016.

The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to faster economic growth in our market compared to the nation as a whole. In addition, the Bank’s entry into the greater Annapolis and Fredericksburg markets has provided the Bank with additional loan and deposit opportunities. These opportunities have led to significant organic growth from 2014 thru 2016.

COMPARISION OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Earnings Summary

Net income available to common shareholders for 2016 increased $1.0 million to $7.3 million, or 16.0%, compared to 2015. Diluted earnings per share (“EPS”) were $1.59 in 2016, an increase of $0.24 compared to 2015. The Company’s return on average assets was 0.60% in 2016, an increase of two basis points from 2015. The Company’s return on average common stockholders' equity was 7.09% in 2016, an increase of 76 basis points from 2015.

The Company has pursued a strategy of increasing operating leverage over the last several years. This occurs when the Company increases its assets, and by extension its net interest income, while limiting increases in noninterest expense. In order for this to be effective, the Company must simultaneously pursue the following; increase the asset size while maintaining asset quality, increase funding at an economically viable cost, and control noninterest expense growth.

Pretax operating income increased $1.7 million, or 17.8%, to $11.7 million in 2016 compared to $10.0 million in 2015.

▪	The increase in operating income and operating leverage in 2016 was primarily due to the following:

•	Net interest income was $39.9 million in 2016 an increase of $3.4 million, or 9.2%, compared to 2015.

o	Interest income increased $4.2 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $114.1 million to $988.3 million in 2016 from $874.2 million in 2015. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $797,000 which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances. The average balances of interest-bearing liabilities increased $113.4 million to $974.4 million in 2016 from $861.0 million in 2015.

The increase in interest expense was restrained by the Company’s cost of interest-bearing liabilities decreasing one basis point to 0.84% in 2016 compared to 0.85% in 2015. Further, the Company’s cost of funds, which includes noninterest-bearing funding, decreased two basis points from the comparable period to 0.73% for the year ended December 31, 2016.

•	The Company controlled expense growth. Noninterest expense increased $741,000, or 2.6%, to $29.2 million for the year ended December 31, 2016 compared to the prior year.

During 2016 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) compared to the prior year to 2.10% and 67.40%, respectively for the year ended December 31, 2016 from 2.30% and 71.35%, respectively for the year ended December 31, 2015. The net operating expense and efficiency ratios improved in each successive quarter during 2016. The Company’s net operating expense ratio improved to 1.98% for the three months ended December 31, 2016 from 2.38% for the three months ended December 31, 2015. The Company’s efficiency ratio improved to 64.38% for the three months ended December 31, 2016 from 73.67% for the three months ended December 31, 2015.

▪	The positive impact of operating leverage on operating income was partially offset by an increased loan loss provision.

The provision for loan losses increased $926,000 to $2.4 million in 2016 due primarily to loan growth. The additions to the provision for loan growth were partially offset by improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in delinquency and classified assets.

A more detailed analysis comparing the results of operations for the years ended December 31, 2016 and 2015 follows.

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

Net interest income increased 9.2% or $3.4 million to $39.9 million for the year ended December 31, 2016 compared to $36.5 million for the year ended December 31, 2015. Net interest margin at 3.48% for the year ended December 31, 2016 decreased 12 basis points from 3.60% for the year ended December 31, 2015. Average interest-earning assets were $1,145.5 million for the full year of 2016, an increase of $132.1 million, or 13.0%, compared to $1,013.4 million for the full year of 2015.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$44,919	$41,386	$3,533	8.5%
Taxable interest and dividends on investment securities	3,108	2,473	635	25.7%
Interest on deposits with banks	20	14	6	42.9%
Total Interest and Dividend Income	48,047	43,873	4,174	9.5%

Interest Expenses
Deposits	4,695	4,152	543	13.1%
Short-term borrowings	196	37	159	429.7%
Long-term debt	3,251	3,156	95	3.0%
Total Interest Expenses	8,142	7,345	797	10.9%

Net Interest Income (NII)	$39,905	$36,528	$3,377	9.2%

Net interest income increased during 2016 compared to the prior year due to the negative impacts of declining loan yields being outpaced by the positive impacts of interest-earning asset growth, increased investment yields and a stable cost of funds.

The net interest margin was 3.48% for the year ended December 31, 2016, a 12 basis point decrease from 3.60% for the year ended December 31, 2015. Net interest margin declined during 2016, primarily due to reduced yields on loans. Yields on the loan portfolio decreased from 4.73% for the year ended December 31, 2015 to 4.55% for the year ended December 31, 2016. Yields were reduced compared to the prior year due to the Bank’s increased investment in residential mortgages, increased competition in the Bank’s market area and low intermediate term interest rates. Residential first mortgages increased from 14.30% of the loan portfolio at December 31, 2015 to 15.70% of the portfolio at December 31, 2016. The Bank’s commercial loan portfolios are primarily indexed to rates in the five to ten year range of U.S. Treasuries. These rates remained below 2015 average rates for most of 2016, with the ten year U.S. Treasury rate as low as 1.37% (July 8, 2016).

Net interest margin was positively impacted by a reduction in its cost of funds during 2016, which decreased two basis points from 0.75% for the year ended December 31, 2015 to 0.73% for the year ended December 31, 2016. The Company continued to make progress in controlling deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the year ended December 31, 2016 increased $83.4 million, or 17.1%, to $571.6 million compared to $488.2 million for the comparable period in 2015. Average transaction accounts as a percentage of total deposits increased from 56.3% for the year ended December 31, 2015 to 58.3% for the year ended December 31, 2016. The increase in average transaction deposits included growth in noninterest bearing demand deposits of $21.6 million, or 17.9%, from $120.5 million for the year ended December 31, 2015 to $142.1 million for the year ended December 31, 2016.

Interest and dividend income increased by $4.2 million to $48.0 million for the year ended December 31, 2016 compared to $43.8 million for the year ended December 31, 2015, primarily due to growth in the average balance of loans and investments. Interest and dividend income also increased due to increased investment yields. Interest and dividend income on loans increased $5.2 million due to growth of $114.1 million, or 13.1%, in the average balance of loans from $874.2 million for the year ended December 31, 2015 to $988.3 million for the year ended December 31, 2016. Interest and dividend income on investments increased $641,000 during 2016 compared to the prior year as average interest-earning investment balances increased $17.9 million and average yields increased from 1.79% to 1.99%. These increases to interest and dividend income were partially offset by decreased income from reduced yields on loans. Average loan yields declined 18 basis points from 4.73% for the year ended December 31, 2014 to 4.55% for the year ended December 31, 2015, which resulted in a decrease in interest and dividend income of $1.7 million.

Interest expense increased $797,000 to $8.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in the average balances of interest-bearing liabilities and a change in the composition of interest-bearing liabilities between the comparable periods. During the year ended December 31, 2016, interest expense increased $718,000 due to larger average balances of interest-bearing transaction deposit accounts, time deposits, short-term borrowings and subordinated notes compared to the year ended December 31, 2015. Additionally, interest expense increased $282,000 due to increased rates on interest-bearing deposit accounts and debt. These increases to interest expense were partially offset by a reduction in interest expense of $203,000 due to a $8.4 million decrease in average long-term debt balances from the comparable period to $60.5 million for the year ended December 31, 2016. The average rate paid on debt, which includes long-term debt, trust preferred junior subordinated debentures (“TRUPS”), subordinated notes, and short-term borrowings, decreased from 2.77% for the year ended December 31, 2015 to 2.55% for the year ended December 31, 2016. Interest expense for the year ended December 31, 2016 was $148,000 greater than the comparable period as a result of the timing of the funding of the subordinated notes in February 2015.

Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below. The table below presents information on average balances and rates for deposits.

	For the Years Ended December 31,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$48,878	0.08%	$44,963	0.10%
Interest-bearing demand and money market accounts	380,592	0.30%	322,717	0.28%
Certificates of deposit	409,621	0.86%	378,179	0.85%
Total interest-bearing deposits	839,091	0.56%	745,859	0.56%
Noninterest-bearing demand deposits	142,116		120,527
	$981,207	0.48%	$866,386	0.48%

The table below illustrates changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

	For the Year Ended December 31, 2016
	compared to the Year Ended
	December 31, 2015
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$5,186	$(1,653)	$3,533
Investment securities, federal funds sold and interest bearing deposits	357	284	641
Total interest-earning assets	$5,543	$(1,369)	$4,174

Interest-bearing liabilities:
Savings	3	(9)	(6)
Interest-bearing demand and money market accounts	172	52	224
Certificates of deposit	271	54	325
Long-term debt	(203)	102	(101)
Short-term borrowings	130	29	159
Subordinated notes	142	6	148
Guaranteed preferred beneficial interest in junior subordinated debentures	-	48	48
Total interest-bearing liabilities	$515	$282	$797
Net change in net interest income	$5,028	$(1,651)	$3,377

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past two fiscal years. There are no tax equivalency adjustments.

	For the Years Ended December 31,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$602,648	$27,110	4.50%	$518,329	$24,053	4.64%
Residential first mortgages	151,366	6,041	3.99%	134,728	5,861	4.35%
Residential rentals	96,611	4,530	4.69%	88,251	4,084	4.63%
Construction and land development	36,938	1,693	4.58%	37,665	1,879	4.99%
Home equity and second mortgages	21,781	889	4.08%	21,332	872	4.09%
Commercial and equipment loans	87,705	4,622	5.27%	81,957	4,596	5.61%
Consumer loans	397	34	8.56%	465	41	8.82%
Allowance for loan losses	(9,157)	-	0.00%	(8,541)	-	0.00%
Loan portfolio (1)	988,289	44,919	4.55%	874,186	41,386	4.73%
Investment securities, federal funds sold and interest-bearing deposits	157,173	3,128	1.99%	139,256	2,487	1.79%
Total Interest-Earning Assets	1,145,462	48,047	4.19%	1,013,442	43,873	4.33%
Cash and cash equivalents	11,858			12,192
Other assets	72,151			67,272
Total Assets	$1,229,471			$1,092,906

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$48,878	$39	0.08%	$44,963	$45	0.10%
Interest-bearing demand and money market accounts	380,592	1,128	0.30%	322,717	904	0.28%
Certificates of deposit	409,621	3,528	0.86%	378,179	3,203	0.85%
Long-term debt	60,503	1,456	2.41%	68,924	1,557	2.26%
Short-term borrowings	39,802	196	0.49%	13,463	37	0.27%
Subordinated Notes	23,000	1,438	6.25%	20,732	1,290	6.22%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	357	2.98%	12,000	309	2.58%
Total Interest-Bearing Liabilities	974,396	8,142	0.84%	860,978	7,345	0.85%
Noninterest-bearing demand deposits	142,116			120,527
Other liabilities	9,562			9,244
Stockholders' equity	103,397			102,157
Total Liabilities and Stockholders' Equity	$1,229,471			$1,092,906
Net interest income		$39,905			$36,528
Interest rate spread			3.35%			3.48%
Net yield on interest-earning assets			3.48%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			117.56%			117.71%
Cost of funds			0.73%			0.75%
Cost of deposits			0.48%			0.48%
Cost of debt			2.55%			2.77%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Provision for loan losses	$2,359	$1,433	$926	64.6%

The provision for loan losses increased $926,000 to $2.4 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015 due primarily to loan growth. During the year ended December 31, 2016 end of period gross loans increased $170.1 million, or 18.5%, from $918.9 million at December 31, 2015 to $1,089.0 million at December 31, 2016. Net charge-offs decreased $335,000 from $1.4 million for the year ended December 31, 2015 to $1.0 million for the year ended December 31, 2016. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. Overall, these changes resulted in a higher provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs or additions to OREO.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$289	$315	$(26)	(8.3)%
Gain on sale of asset	12	19	(7)	(36.8)%
Net losses on sale of OREO	(436)	(20)	(416)	2080.0%
Net gains on sale of investment securities	31	4	27	675.0%
Loss on premises and equipment held for sale	-	(426)	426	(100.0)%
Income from bank owned life insurance	789	815	(26)	(3.2)%
Service charges	2,675	2,488	187	7.5%
Gain on sale of loans held for sale	-	104	(104)	(100.0)%
Total Noninterest Income	$3,360	$3,299	$61	1.8%

Noninterest income increased by $61,000 to $3.4 million for the year ended December 31, 2016 compared to $3.3 million for the year ended December 31, 2015. Noninterest income was up $187,000 compared to the prior year due to higher service charge income from the growth in the number of customer accounts, wealth services and rental income on other real estate owned (“OREO”) properties. In addition, there were no losses recognized in 2016 for the sale of branch assets. During the third quarter 2015, the Bank recorded an expense of $426,000 to account for the loss on the sale of the King George, Virginia branch building and equipment. These increases to noninterest income were partially offset by decreases to noninterest income from the Company’s exit from the origination of residential first mortgage loans during the second quarter of 2015. There were no gains on residential loans held for sale in the year ended December 31, 2016 compared to $104,000 for the year ended December 31, 2015. In addition, the Company recognized losses of $436,000 on the disposition of OREO for the year ended December 31, 2016 compared to $20,000 in OREO losses recognized for the comparable period.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$16,810	$16,366	$444	2.7%
Occupancy expense	2,488	2,427	61	2.5%
Advertising	647	583	64	11.0%
Data processing expense	2,267	2,044	223	10.9%
Professional fees	1,568	1,323	245	18.5%
Depreciation of furniture, fixtures, and equipment	812	810	2	0.2%
Telephone communications	174	188	(14)	(7.4)%
Office supplies	136	157	(21)	(13.4)%
FDIC Insurance	739	799	(60)	(7.5)%
OREO valuation allowance and expenses	861	1,059	(198)	(18.7)%
Other	2,657	2,662	(5)	(0.2)%
Total Noninterest Expense	$29,159	$28,418	$741	2.6%

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salary and employee benefits	$16,810	$16,366	$444	2.7%
OREO valuation allowance and expenses	861	1,059	(198)	(18.7)%
Other operating expenses	11,488	10,993	495	4.5%
Total Noninterest Expense	$29,159	$28,418	$741	2.6%

For the year ended December 31, 2016, noninterest expense was controlled at an average run rate of just below $7.3 million per quarter. Noninterest expense increased 2.6%, or $741,000, to $29.2 million in 2016 from $28.4 million for the comparable period in 2015. The Company remained focused during 2016 on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. The Company’s strategy to create operating leverage through continued interest-earning asset growth combined with controlling the growth in expenses is expected to continue during 2017. The Company’s efficiency ratio for the year ended December 31, 2016 and 2015 was 67.40% and 71.35%, respectively. The Company’s noninterest expense ratio as a percentage of average assets for the year ended December 31, 2016 and 2015 was 2.37% and 2.60%, respectively.

The Company’s 2016 total growth in salary and benefit costs was 2.7% or $444,000 compared to 3.2% or $515,000 of growth during 2015. Salary and benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. The Company has controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. These efforts resulted in a reduction in nine FTEs from 171 employees at December 31, 2015 to 162 employees at December 31, 2016.

Data processing costs have increased primarily due to the increased asset size of the Bank, and included the addition of new products and services for commercial customers. Professional fees increased over the prior year due to increased costs of proxy related activities and the Bank’ increased investment in risk management, including cyber-security and internal audit functions.

Income Tax Expense

For the years ended December 31, 2016 and 2015, the Company recorded income tax expense of $4.4 million and $3.6 million, respectively. The Company’s effective tax rates for the years ended December 31, 2016 and 2015 were 37.59% and 36.42%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income and an increase in state income taxes due to higher Bank net income for 2016 compared to 2015.

COMPARISION OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Earnings Summary

Net income available to common shareholders for 2015 was stable compared to the prior year increasing $30,000 to $6.3 million, or 0.5%, compared to 2014. Basic earnings per share (“EPS”) were $1.36 in 2015, an increase of $0.01 compared to 2014. The Company’s return on average assets was 0.58% in 2015, a decrease of five basis points from 2014. The Company’s return on average common stockholders' equity was 6.33% in 2015, a decrease of 36 basis points from 2014.

Pretax operating income decreased $290,000 to $10.0 million in 2015 compared to $10.3 million in 2014.

The small decrease in operating income in 2015 was primarily due to the following:

•	Noninterest income decreased $794,000 to $3.3 million for 2015 compared to 2014. The decrease was due to the loss on the sale of the King George, Virginia branch, lower gains on mortgage loan sales due to the Bank exiting the residential mortgage origination line of business and a reduction in gains on the sale of OREO. These reductions in noninterest income were partially offset by increased service charge and BOLI income

•	Noninterest expense increased $2.2 million, or 8.3%, to $28.4 million for 2015 compared to 2014. The largest impact on the growth of expenses was an increase in OREO charges and an insurance settlement claim adjustment. Employee compensation, data processing and professional fees increased to support the growth of the Bank and increased compliance costs. Specifically, professional fees increased to support the February 2015 subordinated notes issuance and infrastructure investments in enterprise risks, interest rate risks, vendor risk management, customer information risks and cyber security risks.

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

The increased expenses were partially offset by the following positive increases to revenues:

•	Net interest income was $36.5 million in 2015, an increase of $1.5 million, or 4.2%, compared to 2014.

o	Interest income increased $2.1 million. The increase was driven by increased loan average balances. The Bank increased average net loan balances $54.8 million to $874.2 million in 2015 from $819.4 million in 2014. Loan volume was partially offset by yield declines.

o	Interest expense increased $647,000 which partially offset increased interest income. The primary reason for the increase related to the $23.0 million 6.25% subordinated notes issued during the first quarter of 2015. Continued progress in continuing to add transaction deposits mitigated some of the impact of the increased interest expense associated with the subordinated notes. Overall deposit cost decreased by eight basis points to 0.48% compared to the prior year.

•	The provision for loan losses decreased $1.2 million to $1.4 million in 2015 due primarily to improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in other qualitative factors, such as reductions in classified assets.

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

Interest and dividend income increased by $2.1 million to $43.9 million for the year ended December 31, 2015 compared to $41.8 million for the year ended December 31, 2014, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income on loans increased $2.6 million due to growth of $54.8 million in the average balance of loans from $819.4 million for the year ended December 31, 2014 to $874.2 million for the year ended December 31, 2015. Interest and dividend income on investments increased $203,000 during 2015 compared to the prior year as average interest-earning investment balances increased $4.7 million and average yields increased from 1.70% to 1.79%. These increases to interest income were partially offset by reduced yields on loans. Average loan yields declined nine basis points from 4.82% for the year ended December 31, 2014 to 4.73% for the year ended December 31, 2015, which resulted in a decrease in interest income of $684,000.

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

The Company continued to make progress in reducing overall deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction accounts as a percentage of average deposits increased from 52.0% for the year ended December 31, 2014 to 56.4% for the year ended December 31, 2015. Deposit costs declined eight basis points from 0.56% for the year ended December 31, 2014 to 0.48% for the year ended December 31, 2015. Average transaction deposits for the year ended December 31, 2015 increased $65.4 million, or 15.5%, to $488.2 million compared to $422.9 million for the comparable period in 2014. The increase in average transaction deposits included growth in average noninterest bearing demand deposits of $19.7 million, or 19.6%, from $100.8 million for the year ended December 31, 2014 to $120.5 million for the year ended December 31, 2015 making the Company less dependent on time deposits for funding. In the year ended December 31, 2015, the progress in continuing to add transaction deposits mitigated some of the impact of the increased interest expense associated with the subordinated notes.

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

The table below illustrates changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

	For the Year Ended December 31, 2015
	compared to the Year Ended
	December 31, 2014
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$2,595	$(684)	$1,911
Investment securities, federal funds sold and interest bearing deposits	84	119	203
Total interest-earning assets	$2,679	$(565)	$2,114

Interest-bearing liabilities:
Savings	5	-	5
Interest-bearing demand and money market accounts	114	35	149
Certificates of deposit	(97)	(491)	(588)
Long-term debt	(131)	(100)	(231)
Short-term borrowings	25	-	25
Subordinated notes	1,290	-	1,290
Guaranteed preferred beneficial interest in junior subordinated debentures	-	(3)	(3)
Total interest-bearing liabilities	$1,206	$(559)	$647
Net change in net interest income	$1,473	$(6)	$1,467

(1) Average balance includes non-accrual loans

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the past two fiscal years. There are no tax equivalency adjustments.

	For the Years Ended December 31,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$518,329	$24,053	4.64%	$460,014	$22,245	4.84%
Residential first mortgages	134,728	5,861	4.35%	148,367	6,576	4.43%
Residential rentals	88,251	4,084	4.63%	75,104	3,495	4.65%
Construction and land development	37,665	1,879	4.99%	29,921	1,401	4.68%
Home equity and second mortgages	21,332	872	4.09%	21,426	902	4.21%
Commercial and equipment loans	81,957	4,596	5.61%	92,199	4,800	5.21%
Consumer loans	465	41	8.82%	701	56	7.99%
Allowance for loan losses	(8,541)	-	0.00%	(8,351)	-	0.00%
Loan portfolio (1)	874,186	41,386	4.73%	819,381	39,475	4.82%
Investment securities, federal funds sold and interest-bearing deposits	139,256	2,487	1.79%	134,552	2,284	1.70%
Total Interest-Earning Assets	1,013,442	43,873	4.33%	953,933	41,759	4.38%
Cash and cash equivalents	12,192			11,979
Other assets	67,272			60,530
Total Assets	$1,092,906			$1,026,442

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$44,963	$45	0.10%	$40,104	$40	0.10%
Interest-bearing demand and money market accounts	322,717	904	0.28%	281,960	755	0.27%
Certificates of deposit	378,179	3,203	0.85%	389,641	3,791	0.97%
Long-term debt	68,924	1,557	2.26%	74,714	1,788	2.39%
Short-term borrowings	13,463	37	0.27%	4,344	12	0.28%
Subordinated Notes	20,732	1,290	6.22%	-	-	0.00%
Guaranteed preferred beneficial interest	-	-		-	-
in junior subordinated debentures	12,000	309	2.58%	12,000	312	2.60%

Total Interest-Bearing Liabilities	860,978	7,345	0.85%	802,763	6,698	0.83%
Noninterest-bearing demand deposits	120,527			100,783
Other liabilities	9,244			8,899
Stockholders' equity	102,157			113,997
Total Liabilities and Stockholders' Equity	$1,092,906			$1,026,442
Net interest income		$36,528			$35,061
Interest rate spread			3.48%			3.55%
Net yield on interest-earning assets			3.60%			3.68%
Ratio of average interest-earning assets to average interest bearing liabilities			117.71%			118.83%
Cost of funds			0.75%			0.74%
Cost of deposits			0.48%			0.56%
Cost of debt			2.77%			2.32%

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

The Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The transaction closed on January 28, 2016. Operating results for the year ended December 31, 2015 reflect a one-time $426,000 pre-tax provision for the loss on the transaction with a $0.05 impact to earnings per share. The elimination of the estimated direct annual operating costs of the King George branch had an accretive impact on earnings per share in 2016 with the expected earn back period of less than 10 months.

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

COMPARISION OF FINANCIAL CONDITON AT DECEMBER 31, 2016 AND 2015

Assets

Total assets at December 31, 2016 were $1.33 billion, an increase of $190.9 million, or 16.7% compared to total assets of $1.14 billion at December 31, 2015. The increase in total assets was primarily attributable to growth in loans. Net loans increased $170.3 million, or 18.7%, from $909.2 million at December 31, 2015 to $1,079.5 million at December 31, 2016, mainly due to increases in loans secured by commercial real estate and residential first mortgages. The increase in total assets was primarily attributable to growth in securities and loans partially offset by declines in cash.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change

Cash and due from banks	$9,948	$9,059	$889	9.8%
Federal funds sold	-	225	(225)	(100.0)%
Interest-bearing deposits with banks	1,315	1,855	(540)	(29.1)%
Securities available for sale (AFS), at fair value	53,033	35,116	17,917	51.0%
Securities held to maturity (HTM), at amortized cost	109,247	109,420	(173)	(0.2)%
FHLB and FRB stock - at cost	7,235	6,931	304	4.4%
Loans receivable - net of ALLL	1,079,519	909,200	170,319	18.7%
Premises and equipment, net	22,205	20,156	2,049	10.2%
Premises and equipment held for sale	345	2,000	(1,655)	(82.8)%
Other real estate owned (OREO)	7,763	9,449	(1,686)	(17.8)%
Accrued interest receivable	3,979	3,218	761	23.6%
Investment in bank owned life insurance	28,625	27,836	789	2.8%
Other assets	11,043	8,867	2,176	24.5%
Total Assets	$1,334,257	$1,143,332	$190,925	16.7%

The differences in allocations between the cash and investment categories reflect operational needs. Net loans increased $46.8 million from $862.4 million at December 31, 2014 to $909.2 million at December 31, 2015, due primarily to increases in loans for commercial real estate. Details of the Company’s loan portfolio are presented below:

(dollars in thousands)	December 31, 2016%		December 31, 2015%

Commercial real estate	$667,105	61.25%	$538,888	58.64%
Residential first mortgages	171,004	15.70%	131,401	14.30%
Residential rentals	101,897	9.36%	93,157	10.14%
Construction and land development	36,934	3.39%	36,189	3.94%
Home equity and second mortgages	21,399	1.97%	21,716	2.36%
Commercial loans	50,484	4.64%	67,246	7.32%
Consumer loans	422	0.04%	366	0.04%
Commercial equipment	39,737	3.65%	29,931	3.26%
	1,088,982	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	(397)	-0.04%	1,154	0.13%
Allowance for loan losses	9,860	0.91%	8,540	0.93%
	9,463		9,694
	$1,079,519		$909,200

Prior to April 1, 2016, loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios. Beginning in the second quarter of 2016, the Company segregated loans secured by residential rental property into a new loan portfolio segment. Residential rental property includes income producing properties comprising 1-4 family units and apartment buildings. The Company’s decision to segregate the residential rental property portfolio for financial reporting was based on the growth and size of the portfolio and risk characteristics unique to residential rental properties. Comparative financial information was reclassified to conform to the classification presented in 2016.

Asset Quality

(dollars in thousands, except per share amounts)	December 31, 2016	December 31, 2015	$ Change	% Change

SELECTED ASSET QUALITY DATA
Gross loans	$1,088,982	$918,894	$170,088	18.5%
Classified assets	39,246	43,346	(4,100)	(9.5)
Allowance for loan losses	9,860	8,540	1,320	15.5
Nonperforming loans (>=90 Days) (1)	7,705	10,740	(3,035)	(28.3)

Non-accrual loans (2)	8,374	11,433	(3,059)	(26.8)
Accruing troubled debt restructures (TDRs) (3)	10,448	13,133	(2,685)	(20.4)
Other Real Estate Owned (OREO)	7,763	9,449	(1,686)	(17.8)
Non-accrual loans, OREO and TDRs	$26,585	$34,015	(7,430)	(21.8)

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	8.41%	9.35%
Classified assets to total assets	2.94	3.79
Classified assets to risk-based capital	26.13	30.19
Allowance for loan losses to total loans	0.91	0.93
Allowance for loan losses to nonperforming loans	127.97	79.52
Net charge-offs to avg. outstanding loans	0.11	0.16
Nonperforming loans to total loans	0.71	1.17
Non-accrual loans to total loans	0.77	1.24
Non-accrual loans and TDRs to total loans	1.73	2.67
Non-accrual loans and OREO to total assets	1.21	1.83
Non-accrual loans, OREO and TDRs to total assets	1.99	2.98

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

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets decreased 62 basis points from 1.83% at December 31, 2015 to 1.21% at December 31, 2016. Non-accrual loans, OREO and TDRs to total assets decreased $7.4 million or 99 basis points from $34.0 million or 2.98%, at December 31, 2015 to $26.6 million or 1.99%, at December 31, 2016.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years from a high point of greater than $81.9 million at December 31, 2011. Classified assets decreased $4.1 million or 9.5% during 2016 from $43.3 million at December 31, 2015 to $39.2 million as of December 31, 2016.

The following is a breakdown of the Company’s classified and special mention assets at December 31, 2016, 2015, 2014, 2013, and 2012, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013	As of 12/31/2012
Classified loans
Substandard	$30,463	$31,943	$46,735	$47,645	$48,676
Doubtful	137	861	-	-	-
Loss	-	-	-	-	-
Total classified loans	30,600	32,804	46,735	47,645	48,676
Special mention loans	-	1,642	5,460	9,246	6,092
Total classified and special mention	$30,600	$34,446	$52,195	$56,891	$54,768

Classified loans	30,600	32,804	46,735	47,645	48,676
Classified securities	883	1,093	1,404	2,438	3,028
Other real estate owned	7,763	9,449	5,883	6,797	6,891
Total classified assets	$39,246	$43,346	$54,022	$56,880	$58,595

Total classified assets as a percentage of total assets	2.94%	3.79%	4.99%	5.56%	5.97%
Total classified assets as a percentage of Risk Based Capital	26.13%	30.19%	39.30%	43.11%	59.02%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $8.4 million or 0.77% of total loans at December 31, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans. Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Non-accrual loans included six troubled debt restructures (“TDRs”) totaling $4.4 million at December 31, 2016 and seven TDRs totaling $5.4 million at December 31, 2015. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $2.9 million from $11.7 million, or 1.27% of loans, at December 31, 2015 to $8.7 million, or 0.80% of loans, at December 31, 2016.

TDRs decreased $3.4 million from $18.6 million at December 31, 2015 to $15.1 million at December 31, 2016. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $844,000 on nine TDRs totaling $5.7 million at December 31, 2016 and $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. The following is a breakdown by loan classification of the Company’s TDRs at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,587	8	$9,839	8
Residential first mortgages	545	2	881	3
Residential rentals	227	1	2,058	5
Construction and land development	3,777	4	4,283	4
Commercial loans	872	5	1,384	8
Commercial equipment	113	2	123	2
Total TDRs	$15,121	22	$18,568	30
Less: TDRs included in non-accrual loans	(4,673)	(6)	(5,435)	(7)
Total accrual TDR loans	$10,448	16	$13,133	23

The OREO balance was $7.8 million at December 31, 2016, a decrease of $1.7 million compared to $9.4 million at December 31, 2015. This decrease consisted of additions of $3.1 million offset by valuation allowances of $574,000 to adjust properties to current appraised values, $3.9 million in disposals and transfers of $372,000 to premises. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

The allowance for loan losses was 0.91% of gross loans at December 31, 2016 and 0.93% at December 31, 2015. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors (or historical loss experience factor) for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as increased loan growth. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate. The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2016 and December 31, 2015, respectively:

(dollar in thousands)	December 31, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans

General Allowance	$8,571	0.79%	$6,932	0.75%
Specific Allowance	1,289	0.12%	1,608	0.17%
Total Allowance	$9,860	0.91%	$8,540	0.93%

The historical loss experience factor is tracked over various time horizons for each portfolio segment. The following table provides a five-year trend of net charge-offs as a percentage of average loans.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Average loans	$988,289	$874,186	$819,381	$741,369	$719,798
Net charge-offs	1,039	1,374	2,309	1,049	1,937
Net charge-offs to average loans	0.11%	0.16%	0.28%	0.14%	0.27%

At December 31, 2016, 99%, or $156.9 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $138.3 million, at December 31, 2015. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for years ended December 31, 2016 and 2015, respectively. Classified securities decreased $210,000 from $1.1 million at December 31, 2015 to $883,000 at December 31, 2016.

Gross unrealized losses on HTM and AFS securities increased from $1.5 million at December 31, 2015 to $3.3 million at December 31, 2016 (see Note 5 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2016 and December 31, 2015 for AFS securities were $1.6 million and $557,000, respectively, of amortized cost of $54.6 million and $35.5 million, respectively. Gross unrealized losses at December 31, 2016 and December 31, 2015 for HTM securities were $1.7 million and $941,000, respectively, of amortized cost of $109.2 million and $109.4 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change
Deposits
Non-interest-bearing deposits	$144,877	$142,771	$2,106	1.5%
Interest-bearing deposits	893,948	764,128	129,820	17.0%
Total deposits	1,038,825	906,899	131,926	14.5%
Short-term borrowings	79,000	36,000	43,000	119.4%
Long-term debt	65,559	55,617	9,942	17.9%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	11,447	10,033	1,414	14.1%
Total Liabilities	$1,229,831	$1,043,549	$186,282	17.9%

Deposits

Deposits increased by 14.5% or $131.9 million, to $1,038.8 million at December 31, 2016 compared to $906.9 million at December 31, 2015. The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2016 and December 31, 2015 were $131.0 million and $49.1 million, respectively. Reciprocal brokered deposits at December 31, 2016 and December 31, 2015 were $70.7 million and $61.1 million, respectively. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. The following is a breakdown of the Company’s deposit portfolio at December 31, 2016 and December 31, 2015:

	December 31,
	2016		2015
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$144,877	13.95%	$142,771	15.74%
Interest-bearing:
Demand	162,823	15.67%	120,918	13.33%
Money market deposits	248,049	23.88%	219,956	24.25%
Savings	50,284	4.84%	47,703	5.26%
Certificates of deposit	432,792	41.66%	375,551	41.41%
Total interest-bearing	893,948	86.05%	764,128	84.26%

Total Deposits	$1,038,825	100.00%	$906,899	100.00%

Transaction accounts	$606,033	58.34%	$531,348	58.59%

Borrowings

Long-term debt and short-term borrowings increased $52.9 million from $91.6 million at December 31, 2015 to $144.6 million at December 31, 2016. During the year ended December 31, 2016, the Bank paid off $5.0 million of maturing long-term debt and added one $15.0 million fixed-rate advances maturing in 2018 at 0.95%. During the year ended December 31, 2015, the Bank paid off $19.0 million of maturing long-term debt. There were no long-term advances added during the year ended December 31, 2015.The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2016 and 2015, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The following table sets forth information about long-term debt and short-term borrowings for the years indicated. Junior subordinated debentures of $12 million and subordinated notes of $23.0 million are not included in the table. For more information on borrowings, see Notes 11, 16 and 17 in the Consolidated Financial Statements.

	At or for the Year Ended December 31,
(dollars in thousands)	2016	2015	2014

Long-term debt
Long-term debt outstanding at end of period	$65,559	$55,617	$74,672
Weighted average rate on outstanding long-term debt	2.27%	2.47%	2.35%
Maximum outstanding long-term debt of any month end	65,593	74,668	75,471
Average outstanding long-term debt	60,503	68,924	74,714
Approximate average rate paid on long-term debt	2.41%	2.26%	2.39%

Short-term borrowings
Short-term borrowings outstanding at end of period	$79,000	$36,000	$2,000
Weighted average rate on short-term borrowings	0.71%	0.38%	0.31%
Maximum outstanding short-term borrowings at any month end	79,000	36,000	15,000
Average outstanding short-term borrowings	39,802	13,463	4,344
Approximate average rate paid on short-term borrowings	0.49%	0.27%	0.28%

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change

Common Stock at par of $0.01	$46	$46	$-	0.0%
Additional paid in capital	47,377	46,809	568	1.2%
Retained earnings	58,100	53,495	4,605	8.6%
Accumulated other comprehensive loss	(928)	(251)	(677)	269.7%
Unearned ESOP shares	(169)	(316)	147	(46.5)%
Total Stockholders' Equity	$104,426	$99,783	$4,643	4.7%

During the year ended December 31, 2016, stockholders’ equity increased $4.6 million to $104.4 million. The increase in stockholders’ equity was due to net income of $7.3 million and net stock related activities related to stock-based compensation of $669,000. These increases to capital were partially offset by quarterly common dividends paid of $1.8 million, repurchases of common stock of $865,000 and a current year increase in accumulated other comprehensive loss of $677,000. Common stockholders' equity of $104.4 million at December 31, 2016 resulted in a book value of $22.54 per common share compared to $21.48 at December 31, 2015. The Company remains well-capitalized at December 31, 2016 with a Tier 1 capital to average assets ratio of 9.02%.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.

During the years ended December 31, 2016 and 2015, the Company performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2016 and 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 18 of the Consolidated Financial Statements.

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

At December 31, 2016 and 2015, the Bank had $67.0 million and $73.5 million, respectively, in loan commitments outstanding. Certificates of deposit due within one year of December 31, 2016 and 2015 totaled $306.1 million or 70.7% and $230.6 million, or 61.4%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Comparison for the Years Ending December 31, 2016 and 2015

Cash and cash equivalents as of December 31, 2016 totaled $11.3 million, an increase of $124,000 from the December 31, 2015 total of $11.1 million. Ending cash balances were stable compared to the prior year end as net cash provided by operating activities was similar and increased cash used in investing activities in 2016 compared to 2015 nearly offset cash provided by financing activities in 2016 compared to 2015. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2016, all financing activities provided $182.3 million in cash compared to $51.9 million in cash provided for the same period in 2015. The Company provided $130.5 million more cash from financing activities in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in deposits of $94.4 million and net increases of $38.0 million in long-term debt and short-term borrowings. Additionally, the Company used $963,000 less cash to repurchase common stock during 2016 and dividends were reduced by $101,000 due to the refinancing of SBLF in the first quarter of 2015. These increases to cash were offset by a $3.0 million reduction in cash due to net proceeds received during the first quarter 2015 for the subordinated notes issued of $23.0 million offset by the SBLF payoff of $20 million.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2016, the level of net cash used in investing increased to $195.1 million from $74.6 million in 2015. The increase in cash used in investing activity of $120.5 million in 2016 was primarily due to a net increase in cash used of $123.2 million for loan activities. More cash was used to fund loans as loans originated or acquired increased $152.7 million from $258.9 million for the year ended December 31, 2015 to $411.6 million for the year ended December 31, 2016. This increase in cash used was partially offset as principal collected on loans increased $29.5 million from $205.1 million for the year ended December 31, 2015 to $234.6 million for the year ended December 31, 2016. Additional cash of $520,000 was used to purchase premises and equipment in the year ended December 31, 2016 compared to 2015. The Company’s cash used increased $1.0 million due to net purchases of securities of $19.6 million for the year ended December 31, 2016 compared to $18.6 million for the year ended December 31, 2015. These increases in cash used were partially offset by an increase in net proceeds from the sale of OREO and other assets of $4.2 million compared to the prior year.

Operating activities provided cash of $12.9 million for the year ended December 31, 2016 compared to $12.5 million of cash provided for the same period of 2015.

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

The Company measures interest rate risk over the short and long term. The Company measures interest rate risk as the change in net interest income (“NII”) caused by a change in interest rates over twelve and twenty-four months. The Company’s NII simulations provide information about short-term interest rate risk exposure. The Company also measures interest rate risk by measuring changes in the values of assets and liabilities due to changes in interest rates. The economic value of equity (“EVE”) is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. EVE simulations reflect the interest rate sensitivity of assets and liabilities over a longer time period, considering the maturities, average life and duration of all balance sheet accounts.

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

The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”). In addition, the Company simulates additional rate curve scenarios (e.g., bear flattener). The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.

The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income (“NII”)	Economic Value of Equity (“EVE”)
+ - 400	25%	40%
+ - 300	20%	30%
+ - 200	15%	20%
+ - 100	10%	10%

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2016 and 2015, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2016	(2.19)%	(1.10)%	1.51%
December 31, 2015	0.79%	(0.20)%	1.11%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2016	(13.22)%	(5.64)%	0.63%
December 31, 2015	(1.49)%	(0.03)%	(0.79)%

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

For the years ended December 31, 2016 and 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements. The following schedules provide detail of contractual obligations as of December 31, 2016 and 2015:

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2016 (In thousands)

Short-term debt obligations	$79,000	$79,000	$-	$-	$-
Long-term debt obligations	65,559	20,000	25,000	10,000	10,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	432,792	306,089	111,395	15,308	-
Operating lease obligations (1)	7,622	739	1,377	1,049	4,457
Purchase Obligations (2)	6,459	2,092	4,367	-	-
Total	$626,432	$407,920	$142,139	$26,357	$50,016

(1) Payments are for lease of real property.

(2) Represents payments under contract based on average monthly service charges for 2016.

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2015 (In thousands)

Short-term debt obligations	$36,000	$36,000	$-	$-	$-
Long-term debt obligations	55,617	5,000	30,000	10,000	10,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	375,551	230,559	129,073	15,919	-
Operating lease obligations (1)	6,263	705	1,305	823	3,430
Purchase Obligations (2)	7,364	1,886	3,937	1,541	-
Total	$515,795	$274,150	$164,315	$28,283	$49,047

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2016. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The 2016 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 13, 2017	March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

We have audited the accompanying consolidated balance sheet of The Community Financial Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Community Financial Corporation as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Community Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 13, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Community Financial Corporation

We have audited The Community Financial Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Community Financial Corporation as of and for the year ended December 31, 2016 and our report dated March 13, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

Waldorf, Maryland

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Community Financial Corporation and subsidiaries as of December 31, 2015 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 10, 2016

Suite 200, 809 Glen Eagles Court Baltimore, Maryland 21286 ● 410-823-8000 ● 1-800-686-3883 ● Fax: 410-296-4815 ● www.stegman.com

Members of

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$9,948	$9,059
Federal funds sold	-	225
Interest-bearing deposits with banks	1,315	1,855
Securities available for sale (AFS), at fair value	53,033	35,116
Securities held to maturity (HTM), at amortized cost	109,247	109,420
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	7,235	6,931
Loans receivable - net of allowance for loan losses of $9,860 and $8,540	1,079,519	909,200
Premises and equipment, net	22,205	20,156
Premises and equipment held for sale	345	2,000
Other real estate owned (OREO)	7,763	9,449
Accrued interest receivable	3,979	3,218
Investment in bank owned life insurance	28,625	27,836
Other assets	11,043	8,867
Total Assets	$1,334,257	$1,143,332

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$144,877	$142,771
Interest-bearing deposits	893,948	764,128
Total deposits	1,038,825	906,899
Short-term borrowings	79,000	36,000
Long-term debt	65,559	55,617
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	11,447	10,033
Total Liabilities	1,229,831	1,043,549

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,633,868 and 4,645,429 shares, respectively	46	46
Additional paid in capital	47,377	46,809
Retained earnings	58,100	53,495
Accumulated other comprehensive loss	(928)	(251)
Unearned ESOP shares	(169)	(316)
Total Stockholders' Equity	104,426	99,783
Total Liabilities and Stockholders' Equity	$1,334,257	$1,143,332

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts )	2016	2015	2014
Interest and Dividend Income
Loans, including fees	$44,919	$41,386	$39,475
Interest and dividends on investment securities	3,108	2,473	2,270
Interest on deposits with banks	20	14	14
Total Interest and Dividend Income	48,047	43,873	41,759

Interest Expense
Deposits	4,695	4,152	4,586
Short-term borrowings	196	37	12
Long-term debt	3,251	3,156	2,100
Total Interest Expense	8,142	7,345	6,698

Net Interest Income	39,905	36,528	35,061
Provision for loan losses	2,359	1,433	2,653
Net Interest Income After Provision For Loan Losses	37,546	35,095	32,408
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	289	315	368
Gain on sale of asset	12	19	7
Net (losses) gains on sale of OREO	(436)	(20)	322
Net gains on sale of investment securities	31	4	19
Loss on premises and equipment held for sale	-	(426)	-
Income from bank owned life insurance	789	815	671
Service charges	2,675	2,488	2,213
Gain on sale of loans held for sale	-	104	493
Total Noninterest Income	3,360	3,299	4,093

Noninterest Expense
Salary and employee benefits	16,810	16,366	15,851
Occupancy expense	2,488	2,427	2,371
Advertising	647	583	545
Data processing expense	2,267	2,044	1,556
Professional fees	1,568	1,323	1,129
Depreciation of furniture, fixtures, and equipment	812	810	753
Telephone communications	174	188	185
Office supplies	136	157	204
FDIC Insurance	739	799	709
OREO valuation allowance and expenses	861	1,059	386
Other	2,657	2,662	2,546
Total Noninterest Expense	29,159	28,418	26,235

Income before income taxes	11,747	9,976	10,266
Income tax expense	4,416	3,633	3,776
Net Income	$7,331	$6,343	$6,490
Preferred stock dividends	-	23	200
Net Income Available to Common Stockholders	$7,331	$6,320	$6,290

Earnings Per Common Share
Basic	$1.59	$1.36	$1.35
Diluted	$1.59	$1.35	$1.35
Cash dividends paid per common share	$0.40	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Net Income	$7,331	$6,343	$6,490
Net unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(433), $85 and $300, respectively	(662)	131	681
Reclassification adjustment for losses included in net income, net of tax benefit of $7, $2 and $1, respectively	(15)	(4)	(2)
Comprehensive Income	$6,654	$6,470	$7,169

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

					Accumulated
	SBLF		Additional		Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2014	$20,000	$46	$45,881	$46,523	$(1,057)	$(663)	$110,730

Comprehensive Income
Net income	-	-	-	6,490	-	-	6,490
Unrealized holding gain on investment securities net of tax of $238	-	-	-	-	541	-	541
Other than temporary impairment amortization on HTM securities net of tax of $61	-	-	-	-	138	-	138
Total Comprehensive Income							7,169

Cash dividend at $0.40 per common share	-	-	-	(1,855)	-	-	(1,855)
Preferred stock dividends	-	-	-	(200)	-	-	(200)
Dividend Reinvestment	-	-	22	(22)	-	-	-
Exercise of stock options	-	1	225	-	-	-	226
Net change in unearned ESOP shares	-	-	-	-	-	201	201
Stock based compensation	-	-	182	-	-	-	182
Tax effect of exercise of stock based compensation	-	-	71	-	-	-	71
Tax effect of the ESOP dividend	-	-	35	-	-	-	35
Balance at December 31, 2014	$20,000	$47	$46,416	$50,936	$(378)	$(462)	$116,559

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(continued)

					Accumulated
	SBLF		Additional		Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2015	$20,000	$47	$46,416	$50,936	$(378)	$(462)	$116,559
Comprehensive Income
Net Income	-	-	-	6,343	-	-	6,343
Unrealized holding gain on investment securities net of tax of $83	-	-	-	-	127	-	127
Total Comprehensive Income							6,470

Cash dividend at $0.40 per common share	-	-	-	(1,843)	-	-	(1,843)
Preferred stock dividends	-	-	-	(73)	-	-	(73)
Dividend Reinvestment	-	-	42	(42)	-	-	-
Redemption of SBLF Loan	(20,000)	-	-	-	-	-	(20,000)
Net change in unearned ESOP shares	-	-	-	-	-	146	146
Repurchase of common stock	-	(1)	-	(1,826)	-	-	(1,827)
Stock Based Compensation	-	-	319	-	-	-	319
Tax effect of the ESOP dividend	-	-	32	-	-	-	32
Balance at December 31, 2015	$-	$46	$46,809	$53,495	$(251)	$(316)	$99,783

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(continued)

					Accumulated
	SBLF		Additional		Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2016	$-	$46	$46,809	$53,495	$(251)	$(316)	$99,783
Comprehensive Income
Net Income	-	-	-	7,331	-	-	7,331
Unrealized holding loss on investment securities net of tax of $440	-	-	-	-	(677)	-	(677)
Total Comprehensive Income							6,654

Cash dividend at $0.40 per common share	-	-	-	(1,814)	-	-	(1,814)
Dividend Reinvestment	-	-	47	(47)	-	-	-
Net change in unearned ESOP shares	-	-	-	-	-	147	147
Repurchase of common stock	-	-	-	(865)	-	-	(865)
Stock Based Compensation	-	-	489	-	-	-	489
Tax effect of the ESOP dividend	-	-	32	-	-	-	32
Balance at December 31, 2016	$-	$46	$47,377	$58,100	$(928)	$(169)	$104,426

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Cash Flows from Operating Activities
Net income	$7,331	$6,343	$6,490
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,359	1,433	2,653
Depreciation and amortization	1,544	1,439	1,299
Provision for loss on premises held for sale	-	426	-
Loans originated for resale	-	(4,192)	(13,579)
Proceeds from sale of loans originated for sale	-	4,296	13,990
Gain on sale of loans held for sale	-	(104)	(493)
Net loss (gains) on the sale of OREO	436	20	(322)
Gains on sales of investment securities	(31)	(4)	(19)
Gain on sale of asset	(12)	(19)	(7)

Net amortization of premium/discount on investment securities	509	245	344
Increase in OREO valuation allowance	574	664	234
Increase in cash surrender of bank owned life insurance	(789)	(815)	(671)
(Increase) decrease in deferred income tax benefit	(555)	(750)	1,138
Increase in accrued interest receivable	(761)	(182)	(62)
Stock based compensation	489	319	182
Increase in net deferred loan premiums	1,552	85	265
Increase (decrease) in accrued expenses and other liabilities	1,414	1,770	(1,060)
(Increase) decrease in other assets	(1,145)	1,523	251
Net Cash Provided by Operating Activities	12,915	12,497	10,633

Cash Flows from Investing Activities
Purchase of AFS investment securities	(31,312)	(2,084)	(3,253)
Proceeds from redemption or principal payments of AFS investment securities	5,653	8,986	8,111
Purchase of HTM investment securities	(24,504)	(42,949)	(16,230)
Proceeds from maturities or principal payments of HTM investment securities	23,564	17,860	14,020
Net increase of FHLB and FRB stock	(303)	(497)	(842)
Purchase of bank owned life insurance policies	-	-	(7,000)
Loans originated or acquired	(411,564)	(258,844)	(261,971)
Principal collected on loans	234,587	205,100	193,113
Purchase of premises and equipment	(3,970)	(3,450)	(2,355)
Proceeds from sale of OREO	3,423	1,184	3,742
Proceeds from sale of investment securities	7,256	66	6,209
Proceeds from disposal of asset	2,044	34	20

Net Cash Used in Investing Activities	(195,126)	(74,594)	(66,436)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Cash Flows from Financing Activities
Net increase in deposits	$131,925	$37,515	$48,089
Proceeds from long-term debt	15,000	-	5,000
Payments of long-term debt	(5,058)	(19,055)	(804)
Net increase in short term borrowings	43,000	34,000	2,000
Exercise of stock options	-	-	226
Proceeds from subordinated notes	-	23,000	-
Redemption of Small Business Lending Fund Preferred Stock	-	(20,000)	-
Dividends paid	(1,814)	(1,916)	(2,055)
Net change in unearned ESOP shares	147	146	201
Repurchase of common stock	(865)	(1,827)	-
Net Cash Provided by Financing Activities	182,335	51,863	52,657
Increase (Decrease) in Cash and Cash Equivalents	$124	$(10,234)	$(3,146)
Cash and Cash Equivalents - January 1	11,139	21,373	24,519
Cash and Cash Equivalents - December 31	$11,263	$11,139	$21,373

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$7,993	$6,799	$6,661
Income taxes	$5,325	$3,604	$3,732

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$575	$319	$182
Transfer from loans to OREO	$3,120	$5,436	$2,742
Transfer from OREO to loans	$2,176	$-	$1,000
Transfer of OREO to Fixed Assets	$372	$-	$-
Transfer from premises and equipment to premises and equipment held for sale	$345	$2,426	$-

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

Reclassification

Certain reclassifications have been made in the Consolidated Financial Statements for 2015 to conform to the classification presented in 2016.

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

Use of Estimates

In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of OREO and deferred tax assets.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2016, 2015 and 2014. Securities not classified as held to maturity or trading securities, including equity securities with readily determinable fair values, are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the estimated fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Investments in Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks are recorded at cost and are considered restricted as to marketability. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings. During 2017, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank stock was cancelled as it was no longer needed as a condition of membership (see Note 18 for further information).

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

The Company exited the residential mortgage origination line of business in April 2015 for individual owner occupied residential first mortgages and established third party sources to supply its residential whole loan portfolio. The Company continues to underwrite loans for non-owner occupied residential rental properties. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2016 and 2015, respectively, and sold no loans for the year ended December 31, 2016.

Loans Receivable

The Company originates real estate mortgages, construction and land development loans, commercial loans and consumer loans. The Company purchases residential owner-occupied first mortgages from established third-parties. A substantial portion of the loan portfolio is comprised of loans throughout Southern Maryland and the Fredericksburg area of Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for the allowance for loan losses and any deferred fees or premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees and premiums, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The allowance for loan losses consists of a general and a specific component. The general component is based upon historical loss experience and a review of qualitative risk factors by portfolio segment (See Note 6 for a description of portfolio segments). The historical loss experience factor is tracked over various time horizons for each portfolio segment. The Company considers qualitative factors in addition to the loss experience factor. These include trends by portfolio segment in charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative factors also include an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.

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

Automobiles: four to five years

Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of premises and equipment are capitalized.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or estimated fair value less the cost to sell. Based on updated valuations, the Bank has the ability to reverse a valuation allowance that was recorded subsequent to the initial carrying value up to the amount of the initial recorded carrying value (initial cost basis). Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense. Gains or losses on disposition are included in noninterest income

Transfers of Financial Assets

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

The Company and the Bank currently maintain incentive compensation plans which provide for payments to be made in cash or other share-based compensation. The Company has accrued the full amounts due under these plans.

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

Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential dilutive common shares are determined using the treasury stock method and include incremental shares issuable upon the exercise of stock options and other share-based compensation awards. The Company excludes from the diluted EPS calculation anti-dilutive options, because the exercise price of the options were greater than the average market price of the common shares.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”). ASU 2014-09 - Revenue from Contracts with Customers (Topic 606); ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date for the ASUs is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is evaluating the impact of the updates on the consolidated financial statements and believes the adoption will not have a material impact on the consolidated financial statement. The Company’s income from transactions in the scope of the update is insignificant.

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

ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify how share-based payments are accounted for and presented in the financial statements. The key provisions include: (i) a company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead all excess tax benefits and tax deficiencies will be reported as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (ii) a company can increase the amount of withholding to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (iii) a company can elect an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is evaluating the potential impact of ASU 2016-09 on the consolidated financial statements and believes the adoption of this update will result in a slight increase in volatility on income tax expense, depending on the amount and timing of share-based compensation award activity, such as the vesting of stock awards and the exercise of stock options.

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

The following table presents the components of comprehensive (loss) income for the years ended December 31, 2016, 2015 and 2014. The Company’s comprehensive gains and losses were solely for securities for the years ended December 31, 2016, 2015 and 2014.  Reclassification adjustments are recorded in non-interest income.

Years Ended	December 31, 2016			December 31, 2015			December 31, 2014
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding (losses) gains arising during period	$(1,095)	$(433)	$(662)	$216	$85	$131	$981	$300	$681
Reclassification adjustments	(22)	(7)	(15)	(6)	(2)	(4)	(3)	(1)	(2)
Other comprehensive (loss) income	$(1,117)	$(440)	$(677)	$210	$83	$127	$978	$299	$679

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(251)	$(378)	$(1,057)
Other comprehensive (losses) gains, net of tax before reclassifications	(662)	131	681
Amounts reclassified from accumulated other comprehensive (loss) income	(15)	(4)	(2)
Net other comprehensive (loss) income	(677)	127	679
End of period	$(928)	$(251)	$(378)

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. As of December 31, 2016, 2015 and 2014, there were 15,081, 21,211 and 87,435 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. The Company has not granted any stock options since 2007 and all options outstanding at December 31, 2016 were anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Years Ended
	December 31,
(dollars in thousands)	2016	2015	2014
Net Income	$7,331	$6,343	$6,490
Less: dividends paid and accrued on preferred stock	-	(23)	(200)
Net income available to common shareholders	$7,331	$6,320	$6,290

Average number of common shares outstanding	4,599,502	4,676,748	4,646,424
Dilutive effect of common stock equivalents	-	-	8,703
Average number of shares used to calculate diluted EPS	4,599,502	4,676,748	4,655,127

NOTE 4 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, these reserve balances amounted to $1.1 million and $797,000, respectively.

NOTE 5 - SECURITIES

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$4,377	$-	$194	$4,183
Residential Collateralized Mortgage Obligations ("CMOs")	35,176	18	966	34,228
U.S. Agency	10,589	-	417	10,172
Corporate equity securities	37	-	-	37
Bond mutual funds	4,386	27	-	4,413
Total securities available for sale	$54,565	$45	$1,577	$53,033

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,735	$367	$569	$34,533
Residential CMOs	63,060	135	802	62,393
U.S. Agency	6,717	-	253	6,464
Asset-backed securities issued by Others:
Residential CMOs	884	-	81	803
Total debt securities held to maturity	105,396	502	1,705	104,193

Callable GSE Agency Bonds	3,001	-	10	2,991
U.S. government obligations	850	-	-	850
Total securities held to maturity	$109,247	$502	$1,715	$108,034

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs
Residential MBS	$22	$4	$-	$26
Residential CMOs	31,182	39	557	30,664
Corporate equity securities	37	2	-	39
Bond mutual funds	4,289	98	-	4,387
Total securities available for sale	$35,530	$143	$557	$35,116

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs
Residential MBS	$34,085	$552	$242	$34,395
Residential CMOs	73,492	278	599	73,171
Asset-backed securities issued by Others:
Residential CMOs	1,093	-	100	993
Total debt securities held to maturity	108,670	830	941	108,559

U.S. government obligations	750	-	-	750
Total securities held to maturity	$109,420	$830	$941	$109,309

At December 31, 2016, certain asset-backed securities with an amortized cost of $21.5 million were pledged to secure certain deposits. At December 31, 2016, asset-backed securities with an amortized cost of $1.6 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2016, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.96 years and average duration of 4.43 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.30 years and average duration of 4.71 years and are guaranteed by their issuer as to credit risk..

At December 31, 2015, certain asset-backed securities with an amortized cost of $21.4 million were pledged to secure certain deposits. At December 31, 2015, asset-backed securities with an amortized cost of $1.9 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2015, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.39 years and average duration of 4.04 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.07 years and average duration of 4.58 years and are guaranteed by their issuer as to credit risk..

We believe that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. Because our intention is not to sell the investments and it is not more likely than not that we will be required to sell the investments, management considers the unrealized losses in the AFS portfolio to be temporary. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016 the Company recognized net gains on the sale of securities of $31,000. The Company sold five AFS securities with aggregate carrying values of $6.5 million and one HTM security with a carrying value of $698,000, recognizing gains of $23,000 and $8,000, respectively. During the year ended December 31, 2015, the Company recognized net gains on the sale of securities of $4,000, which consisted of the sale of one HTM security with a carrying value of $67,000 and the call of an AFS agency bond with a carrying value of $2.0 million. These sales resulted in a loss of $1,000 for the HTM security and a gain of $5,000 for the AFS security. During the year ended December 31, 2014, the Company recognized net gains on the sale of securities of $19,000. The Company sold five AFS securities with aggregate carrying values of $2.1 million and 12 HTM securities with aggregate carrying values of $4.2 million, recognizing gains of $8,000 and $11,000, respectively.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2016 were as follows:

December 31, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$34,262	$1,110	$11,846	$467	$46,108	$1,577

At December 31, 2016, the AFS investment portfolio had an estimated fair value of $53.0 million, of which $46.1 million of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.6 million of the portfolio amortized cost of $50.1 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.91 years and an average duration of 4.37 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2016 were as follows:

December 31, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	77,879	1,452	6,340	182	84,219	1,634
Asset-backed securities issued by Others	-	-	803	81	803	81
	$77,879	$1,452	$7,143	$263	$85,022	$1,715

At December 31, 2016, the HTM investment portfolio had an estimated fair value of $108.0 million, of which $85.0 million of the securities had some unrealized losses from their amortized cost. Of these securities, $84.2 million were asset-backed securities issued by GSEs and U.S. Agencies. The remaining $803,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.6 million of the portfolio amortized cost of $108.4 million. The securities with unrealized losses had an average life of 5.06 years and an average duration of 4.49 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $81,000 of the portfolio amortized cost of $884,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 4.15 years and an average duration of 3.29 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2015 were as follows:

December 31, 2015	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs	$36,337	$346	$16,430	$495	$52,767	$841
Asset-backed securities issued by Others	-	-	993	100	993	100
	$36,337	$346	$17,423	$595	$53,760	$941

At December 31, 2015, the HTM investment portfolio had an estimated fair value of $109.3 million, of which $53.8 million of the securities had some unrealized losses from their amortized cost. Of these securities, $52.8 million were asset-backed securities issued by GSEs and the remaining $993,000 were asset-backed securities issued by others.

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

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $100,000 of the portfolio amortized cost of $1.1 million. HTM asset-backed securities issued by others with unrealized losses had an average life of 4.04 years and an average duration of 3.29 years.

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2016 and 2015 by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
December 31, 2016		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,386	$4,413	$-	$-
U.S. government obligations	-	-	850	850

Asset-backed securities & U.S. Agencies
Within one year	7,879	7,634	18,844	21,104
Over one year through five years	21,481	20,813	47,168	45,339
Over five years through ten years	13,093	12,686	29,803	28,647
After ten years	7,689	7,450	12,582	12,094
Total asset-backed securities	50,142	48,583	108,397	107,184

	$54,528	$52,996	$109,247	$108,034

	Available for Sale		Held to Maturity
December 31, 2015		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,289	$4,387	$-	$-
U.S. government obligations	-	-	750	750

Asset-backed securities
Within one year	6,075	5,975	21,850	21,828
Over one year through five years	15,355	15,102	50,895	50,843
Over five years through ten years	7,727	7,600	23,259	23,235
After ten years	2,047	2,013	12,666	12,653
Total asset-backed securities	31,204	30,690	108,670	108,559

	$35,493	$35,077	$109,420	$109,309

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at December 31, 2016 and 2015 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2016		December 31, 2015
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$156,947	AAA	$138,267
BB	411	BB	518
B+	472	B+	575
Total	$157,830	Total	$139,360

NOTE 6 - LOANS

Loans consist of the following:

(dollars in thousands)	December 31, 2016%		December 31, 2015%

Commercial real estate	$667,105	61.25%	$538,888	58.64%
Residential first mortgages	171,004	15.70%	131,401	14.30%
Residential rentals	101,897	9.36%	93,157	10.14%
Construction and land development	36,934	3.39%	36,189	3.94%
Home equity and second mortgages	21,399	1.97%	21,716	2.36%
Commercial loans	50,484	4.64%	67,246	7.32%
Consumer loans	422	0.04%	366	0.04%
Commercial equipment	39,737	3.65%	29,931	3.26%
	1,088,982	100.00%	918,894	100.00%
Less:
Deferred loan fees and premiums	(397)	-0.04%	1,154	0.13%
Allowance for loan losses	9,860	0.91%	8,540	0.93%
	9,463		9,694
	$1,079,519		$909,200

At December 31, 2016 and 2015, the Bank’s allowance for loan losses totaled $9.9 million and $8.5 million, or 0.91% and 0.93%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.7 million and $2.6 million at December 31, 2016 and 2015, respectively. These were offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.1 million and $1.4 million, respectively, at December 31, 2016 and 2015, respectively.

Prior to April 1, 2016, loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios. Beginning in the second quarter of 2016, the Company segregated loans secured by residential rental property into a new loan portfolio segment. Residential rental property includes income producing properties comprising 1-4 family units and apartment buildings. The Company’s decision to segregate the residential rental property portfolio for financial reporting was based on the growth and size of the portfolio and risk characteristics unique to residential rental properties. Comparative financial information was reclassified to conform to the classification presented in 2016.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 9.3% and 6.1% of the CRE portfolio at December 31, 2016 and 2015, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the years ended December 31, 2016 and 2015, the Bank purchased residential first mortgages of $64.2 million and $3.0 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $45.6 million or 4.2% of total gross loans of $1.1 billion at December 31, 2016 compared to $18.9 million or 2.1% of gross loans of $918.9 million at December 31, 2015.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of December 31, 2016 and 2015, $84.9 million and $80.8 million, respectively, were 1-4 family units and $17.0 million and $12.4 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income.

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

Non-accrual and Past Due Loans

 Non-accrual loans as of December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,371	7	$-	-	$2,371	7
Residential first mortgages	623	4	-	-	623	4
Residential rentals	577	4	-	-	577	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	61	2	-	-	61	2
Commercial loans	375	3	669	2	1,044	5
Commercial equipment	650	5	-	-	650	5
	$7,705	27	$669	2	$8,374	29

	December 31, 2015
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,875	7	$-	-	$2,875	7
Residential first mortgages	1,948	7	-	-	1,948	7
Residential rentals	605	4	-	-	605	4
Construction and land development	3,555	3	-	-	3,555	3
Home equity and second mortgages	48	3	-	-	48	3
Commercial loans	1,361	8	693	2	2,054	10
Commercial equipment	348	4	-	-	348	4
	$10,740	36	$693	2	$11,433	38

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.0 million from $11.4 million or 1.24% of total loans at December 31, 2015 to $8.4 million or 0.77% of total loans at December 31, 2016. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships classified as substandard. Non-accrual loans at December 31, 2015 included $8.1 million, or 71% of non-accrual loans, attributed to 19 loans representing six customer relationships classified as substandard. Non-accrual loans included six troubled debt restructures (“TDRs”) totaling $4.7 million at December 31, 2016 and seven TDRs totaling $5.4 million at December 31, 2015. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $7.8 million and $10.5 million at December 31, 2016 and 2015, respectively. Interest due but not recognized on these balances at December 31, 2016 and 2015 was $947,000 and $953,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $575,000 and $902,000 at December 31, 2016 and 2015, respectively. Interest due but not recognized on these balances at December 31, 2016 and 2015 was $156,000 and $34,000, respectively.

An analysis of past due loans as of December 31, 2016 and 2015 was as follows:

	December 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$664,250	$-	$484	$2,371	$2,855	$667,105
Residential first mortgages	170,381	-	-	623	623	171,004
Residential rentals	101,309	-	11	577	588	101,897
Construction and land dev.	33,886	-	-	3,048	3,048	36,934
Home equity and second mtg.	21,175	130	33	61	224	21,399
Commercial loans	49,778	331	-	375	706	50,484
Consumer loans	420	-	2	-	2	422
Commercial equipment	39,044	42	1	650	693	39,737
Total	$1,080,243	$503	$531	$7,705	$8,739	$1,088,982

	December 31, 2015
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$536,013	$-	$-	$2,875	$2,875	$538,888
Residential first mortgages	129,154	-	299	1,948	2,247	131,401
Residential rentals	92,552	-	-	605	605	93,157
Construction and land dev.	32,634	-	-	3,555	3,555	36,189
Home equity and second mtg.	21,603	65	-	48	113	21,716
Commercial loans	65,747	-	138	1,361	1,499	67,246
Consumer loans	365	-	1	-	1	366
Commercial equipment	29,138	152	293	348	793	29,931
Total	$907,206	$217	$731	$10,740	$11,688	$918,894

There were no loans greater than 90 days still accruing interest at December 31, 2016 and 2015, respectively.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2016 and 2015 were as follows:

	December 31, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$22,195	$14,896	$7,081	$21,977	$806	$22,303	$908
Residential first mortgages	2,436	1,938	475	2,413	7	2,445	90
Residential rentals	3,440	2,850	178	3,028	36	3,486	134
Construction and land dev.	4,304	2,926	851	3,777	178	3,867	16
Home equity and second mtg.	170	170	-	170	-	176	7
Commercial loans	3,285	3,004	200	3,204	123	3,442	137
Commercial equipment	855	652	139	791	139	815	17
Total	$36,685	$26,436	$8,924	$35,360	$1,289	$36,534	$1,309

	December 31, 2015
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$21,477	$19,081	$2,367	$21,448	$601	$21,786	$774
Residential first mortgages	4,226	3,730	495	4,225	27	4,276	141
Residential rentals	4,473	3,893	181	4,074	40	4,400	170
Construction and land dev.	4,283	3,780	504	4,284	471	4,302	13
Home equity and second mtg.	154	154	-	154	-	163	8
Commercial loans	4,775	4,195	380	4,575	330	4,524	251
Commercial equipment	518	338	139	477	139	491	9
Total	$39,906	$35,171	$4,066	$39,237	$1,608	$39,942	$1,366

TDRs, included in the impaired loan schedules above, as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,587	8	$9,839	8
Residential first mortgages	545	2	881	3
Residential rentals	227	1	2,058	5
Construction and land development	3,777	4	4,283	4
Commercial loans	872	5	1,384	8
Commercial equipment	113	2	123	2
Total TDRs	$15,121	22	$18,568	30
Less: TDRs included in non-accrual loans	(4,673)	(6)	(5,435)	(7)
Total accrual TDR loans	$10,448	16	$13,133	23

TDRs decreased $3.4 million from $18.6 million at December 31, 2015 to $15.1 million at December 31, 2016. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $844,000 on nine TDRs totaling $5.7 million at December 31, 2016 and $1.3 million on nine TDRs totaling $3.6 million at December 31, 2015. Interest income in the amount of $357,000 and $508,000 was recognized on outstanding TDR loans for the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015 the Company added one TDR loan totaling $196,000 million and 10 TDR loans totaling $3.2 million, respectively. TDR disposals, which included payoffs and refinancing for the years ended December 31, 2016 and 2015 decreased by nine loans or $2.1 million and four loans or $2.1 million, respectively. TDR loan principal curtailment was $1.6 million and $677,000 for the years ended December 31, 2016 and 2015, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2016, 2015 and 2014, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,465	$-	$58	$1,689	$5,212
Residential first mortgages	584	-	-	822	1,406
Residential rentals	538	(14)	-	(162)	362
Construction and land development	1,103	(526)	1	363	941
Home equity and second mortgages	142	-	5	(9)	138
Commercial loans	1,477	(594)	18	(107)	794
Consumer loans	2	(1)	-	2	3
Commercial equipment	1,229	(34)	48	(239)	1,004
	$8,540	$(1,169)	$130	$2,359	$9,860

Year Ended	December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,528	$(78)	$17	$(2)	$3,465
Residential first mortgages	1,047	(30)	1	(434)	584
Residential rentals	593	-	-	(55)	538
Construction and land development	1,071	-	32	-	1,103
Home equity and second mortgages	173	(100)	-	69	142
Commercial loans	1,677	(432)	11	221	1,477
Consumer loans	3	-	-	(1)	2
Commercial equipment	389	(818)	23	1,635	1,229
	$8,481	$(1,458)	$84	$1,433	$8,540

Year Ended	December 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,051	$(195)	$11	$661	$3,528
Residential first mortgages	1,343	(94)	186	(388)	1,047
Residential rentals	532	(155)	-	216	593
Construction and land development	584	(992)	84	1,395	1,071
Home equity and second mortgages	249	(59)	10	(27)	173
Commercial loans	1,916	(1,134)	5	890	1,677
Consumer loans	10	(3)	11	(15)	3
Commercial equipment	453	(10)	25	(79)	389
	$8,138	$(2,642)	$332	$2,653	$8,481

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2016 and 2015, respectively.

	December 31, 2016			December 31, 2015
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$21,977	$645,128	$667,105	$21,448	$517,440	$538,888
Residential first mortgages	2,413	168,591	171,004	4,225	127,176	131,401
Residential rentals	3,028	98,869	101,897	4,074	89,083	93,157
Construction and land development	3,777	33,157	36,934	4,284	31,905	36,189
Home equity and second mortgages	170	21,229	21,399	154	21,562	21,716
Commercial loans	3,204	47,280	50,484	4,575	62,671	67,246
Consumer loans	-	422	422	-	366	366
Commercial equipment	791	38,946	39,737	477	29,454	29,931
	$35,360	$1,053,622	$1,088,982	$39,237	$879,657	$918,894

Allowance for loan losses:
Commercial real estate	$806	$4,406	$5,212	$601	$2,864	$3,465
Residential first mortgages	7	1,399	1,406	27	557	584
Residential rentals	36	326	362	40	498	538
Construction and land development	178	763	941	471	632	1,103
Home equity and second mortgages	-	138	138	-	142	142
Commercial loans	123	671	794	330	1,147	1,477
Consumer loans	-	3	3	-	2	2
Commercial equipment	139	865	1,004	139	1,090	1,229
	$1,289	$8,571	$9,860	$1,608	$6,932	$8,540

During the fourth quarter of 2016, the Company expanded its factor scoring categories from three levels to five levels to capture additional movements in qualitative factors used to calculate the general allowance of each portfolio segment. No additional qualitative factors were added to the Company’s methodology as part of this change. There were no material changes to the existing allowance for loan losses by portfolio segment or in the aggregate as a result of the change.

Credit Quality Indicators

Credit quality indicators as of December 31, 2016 and 2015 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

Unrated	$51,503	$51,924	$1,632	$4,399	$25,563	$21,585
Pass	594,768	466,601	31,525	27,507	74,989	67,926
Special mention	-	250	-	-	-	845
Substandard	20,834	20,113	3,777	3,845	1,345	2,801
Doubtful	-	-	-	438	-	-
Loss	-	-	-	-	-	-
Total	$667,105	$538,888	$36,934	$36,189	$101,897	$93,157

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

Unrated	$11,266	$11,281	$11,769	$10,074	$101,733	$99,263
Pass	36,221	51,569	27,290	19,610	764,793	633,213
Special mention	-	-	-	-	-	1,095
Substandard	2,997	4,110	541	110	29,494	30,979
Doubtful	-	286	137	137	137	861
Loss	-	-	-	-	-	-
Total	$50,484	$67,246	$39,737	$29,931	$896,157	$765,411

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

Performing	$170,381	$129,453	$21,338	$21,668	$422	$366
Nonperforming	623	1,948	61	48	-	-
Total	$171,004	$131,401	$21,399	$21,716	$422	$366

A risk grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $750,000 or greater are subject to being risk rated.

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

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2016 and 2015 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2016	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2016	December 31, 2016	December 31, 2016
Real Estate Loans
Commercial	$86,782	$128,431	$451,892
Residential first mortgage	8,501	34,592	127,911
Residential rentals	3,847	17,911	80,139
Construction and land development	23,674	10,212	3,048
Home equity and second mortgage	296	877	20,226
Commercial loans	50,484	-	-
Consumer loans	163	164	95
Commercial equipment	10,049	18,812	10,876
Total loans	$183,796	$210,999	$694,187

December 31, 2015	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2015	December 31, 2015	December 31, 2015
Real Estate Loans
Commercial	$50,413	$109,037	$379,438
Residential first mortgage	6,989	28,245	96,167
Residential rentals	3,517	16,375	73,265
Construction and land development	27,609	5,025	3,555
Home equity and second mortgage	330	1,134	20,252
Commercial loans	67,246	-	-
Consumer loans	200	150	16
Commercial equipment	7,899	17,635	4,397
Total loans	$164,203	$177,601	$577,090

The following table sets forth the dollar amount of all loans due after one year from December 31, 2016 and 2015, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2016
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$124,549	$455,774	$580,323
Residential first mortgage	118,205	44,298	162,503
Residential rentals	17,499	80,551	98,050
Construction and land development	4,533	8,727	13,260
Home equity and second mortgage	1,454	19,649	21,103
Commercial loans	-	-	-
Consumer loans	259	-	259
Commercial equipment	24,635	5,053	29,688
	$291,134	$614,052	$905,186

December 31, 2015
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	111,557	376,918	488,475
Residential first mortgage	96,056	28,356	124,412
Residential rentals	15,998	73,642	89,640
Construction and land development	3,555	5,025	8,580
Home equity and second mortgage	1,806	19,580	21,386
Commercial loans	-	-	-
Consumer loans	166	-	166
Commercial equipment	20,145	1,887	22,032
	$249,283	$505,408	$754,691

Related Party Loans

Included in loans receivable were loans made to executive officers and directors of the Bank. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2016, 2015 and 2014, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Balance, beginning of period	$28,105	$24,403	$16,601
Loans and additions	2,547	6,822	407
Change in Directors' status	2,299	(642)	8,953
Repayments	(6,487)	(2,478)	(1,558)
Balance, end of period	$26,464	$28,105	$24,403

NOTE 7 - LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $52.0 million and $63.0 million at December 31, 2016 and 2015, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning of the year	$219	$295	$306
Additions	-	31	102
Amortization	(91)	(107)	(113)
Balance, end of the year	$128	$219	$295

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

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance at beginning of year	$9,449	$5,883	$6,797
Additions of underlying property	3,120	5,436	2,742
Disposals of underlying property	(3,860)	(1,206)	(2,422)
Transfers to premises or loans	(372)	-	(1,000)
Valuation allowance	(574)	(664)	(234)
Balance at end of period	$7,763	$9,449	$5,883

The Company recognized net losses on OREO disposals of $436,000 for the year ended December 31, 2016. Disposals consisted of properties with the following carrying values; $337,000 for seven residential lots, $584,000 for four residential properties, $501,000 for two commercial properties, $138,000 for a commercial lot and $2.2 million for an apartment and condominium property. The Bank provided financing for the apartment and condominium purchase and the transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. In addition, the Company transferred one commercial condominium with a carrying value of $372,000 into premises for commercial lending office space.

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

The Company had $353,000 and $826,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2016 and 2015, respectively.

Additions to the valuation allowances of $574,000, $664,000 and $234,000 were taken to adjust properties to current appraised values for the years ended December 31, 2016, 2015 and 2014, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets include the following.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Valuation allowance	$574	$664	$234
Operating expenses	287	395	152
	$861	$1,059	$386

NOTE 9 - PREMISES AND EQUIPMENT AND HELD FOR SALE PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2016 and 2015 follows:

	December 31,
(dollars in thousands)	2016	2015

Land	$4,172	$4,172
Building and improvements	22,586	19,737
Furniture and equipment	8,989	8,310
Automobiles	313	382
Total cost	36,060	32,601
Less accumulated depreciation	13,855	12,445
Premises and equipment, net	$22,205	$20,156

Certain Bank facilities are leased under various operating leases. Rent expense was $723,000, $701,000 and $647,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2016:

(dollar in thousands)
2017	$739
2018	749
2019	628
2020	518
2021	531
Thereafter	4,457

Total	$7,622

During the year ended December 31, 2015, the Company agreed to sell its King George, Virginia branch building and equipment to a credit union. The required conditions were met during the third quarter of 2015 to classify the asset as held for sale (“HFS”) under FASB 360-10-45-9 which addresses accounting and reporting for long-lived assets to be disposed of by sale. FASB ASC 360-10-35-43 states that a long-lived asset classified as HFS should be measured at the lower of carrying amount or fair value less cost to sell. Based on the contracted sales price, the Company recorded an impairment of $426,000 during the third quarter of 2015. The transaction closed on January 28, 2016. As of December 31, 2016, the Company had a small office condo held for sale with a fair value of $345,000.

NOTE 10 - DEPOSITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2016	2015
Noninterest-bearing demand	$144,877	$142,771
Interest-bearing:
Demand	162,823	120,918
Money market deposits	248,049	219,956
Savings	50,284	47,703
Certificates of deposit	432,792	375,551
Total interest-bearing	893,948	764,128

Total Deposits	$1,038,825	$906,899

As of December 31, 2016 and 2015, there were $6.2 million and $5.6 million, respectively in deposit accounts held by executive officers and directors of the Bank and Company.

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2016 and 2015 was $287.6 million and $222.3 million, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2016, and 2015 was $153.9 million and $98.6 million, respectively.

At December 31, 2016 and 2015, the scheduled contractual maturities of certificates of deposit are as follows:

	December 31,
(dollars in thousands)	2016	2015
Within one year	$306,089	$230,559
Year 2	79,474	96,098
Year 3	31,921	32,975
Year 4	8,353	5,454
Year 5	6,955	10,465
	$432,792	$375,551

NOTE 11 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
December 31, 2016
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.54%	3.47%	4.00%
Weighted average rate	1.05%	3.47%	4.00%
Matures through	2036	2018	2020

December 31, 2015
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.26%	3.47%	4.00%
Weighted average rate	1.07%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2016	2015	2014

Long-term debt
Long-term debt outstanding at end of period	$65,559	$55,617	$74,672
Weighted average rate on outstanding long-term debt	2.27%	2.47%	2.35%
Maximum outstanding long-term debt of any month end	65,593	74,668	75,471
Average outstanding long-term debt	60,503	68,924	74,714
Approximate average rate paid on long-term debt	2.41%	2.26%	2.39%

Short-term borrowings
Short-term borrowings outstanding at end of period	$79,000	$36,000	$2,000
Weighted average rate on short-term borrowings	0.71%	0.38%	0.31%
Maximum outstanding short-term borrowings at any month end	79,000	36,000	15,000
Average outstanding short-term borrowings	39,802	13,463	4,344
Approximate average rate paid on short-term borrowings	0.49%	0.27%	0.28%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2016 and 2015, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. Variable convertible debt is scheduled to mature in 2020. As of December 31, 2016 and 2015, all variable convertible debt has passed its call date and is fixed at 4.0%.

During the year ended December 31, 2016, the Bank paid off $5.0 million of maturing long-term debt and added one $15.0 million fixed-rate advances maturing in 2018 at 0.95%. During the year ended December 31, 2015, the Bank paid off $19.0 million of maturing long-term debt. There were no long-term advances added during the year ended December 31, 2015.

At December 31, 2016 and 2015, $65.6 million or 100% and $55.6 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2016 and 2015:

	December 31, 2016
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2017	$20,000	$-	$-	$20,000
Due in 2018	15,000	10,000	-	25,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Due in 2021	-	-	-	-
Thereafter	10,559	-	-	10,559
	$45,559	$10,000	$10,000	$65,559

	December 31, 2015
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2016	$5,000	$-	$-	$5,000
Due in 2017	20,000	-	-	20,000
Due in 2018	-	10,000	-	10,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Thereafter	10,617	-	-	10,617
	$35,617	$10,000	$10,000	$55,617

The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. Daily advances were $19.0 million and $7.0 million at December 31, 2016 and 2015, respectively. The Bank had short-term advances of $60.0 million and $29.0 million, respectively, at December 31, 2016 and 2015.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $399.6 million and $332.8 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, $521.3 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2016, FHLB lendable collateral was valued at $405.7 million. At December 31, 2016, the Bank had total lendable pledged collateral at the FHLB of $275.1 million of which $130.6 million was available to borrow in addition to outstanding advances of $144.6 million. Unpledged lendable collateral was $130.5 million, bringing total available borrowing capacity to $261.1 million at December 31, 2016.

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

Additionally, the Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $8.6 million and $7.2 million under this agreement at December 31, 2016 and 2015, respectively. In addition, the Bank has established short-term credit facilities with other commercial banks totaling $12.0 million at December 31, 2016 and 2015. No amounts were outstanding under the Borrower in Custody or commercial lines at December 31, 2016 and 2015.

NOTE 12 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Current
Federal	$3,675	$3,255	$2,005
State	1,296	1,128	699
	4,971	4,383	2,704

Deferred
Federal	(460)	(643)	926
State	(95)	(107)	146
	(555)	(750)	1,072
Income Tax Expense	$4,416	$3,633	$3,776

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2016		2015		2014
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$3,994	34.00%	$3,392	34.00%	$3,490	34.00%
State taxes net of federal benefit	796	6.78%	647	6.49%	604	5.88%
Nondeductible expenses	37	0.31%	40	0.40%	39	0.38%
Nontaxable income	(375)	(3.19)%	(398)	(3.99)%	(345)	(3.36)%
Other	(36)	(0.31)%	(48)	(0.48)%	(12)	(0.12)%

	$4,416	37.59%	$3,633	36.42%	$3,776	36.78%

The net deferred tax assets in the accompanying balance sheets include the following components:

	December 31,
(dollars in thousands)	2016	2015
Deferred tax assets
Loss on sale of premises and equipment	$-	$168
Allowance for loan losses	3,890	3,369
Deferred compensation	2,520	2,332
OREO valuation allowance & expenses	413	507
Unrealized loss on investment securities	605	163
Other	509	442
	7,937	6,981
Deferred tax liabilities
FHLB stock dividends	156	156
Depreciation	15	56
	171	212

Net Deferred Tax Assets	$7,766	$6,769

Retained earnings at December 31, 2016 and 2015 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $463,000 at December 31, 2016 and 2015.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2013.

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

As of December 31, 2016 and 2015, the Bank had outstanding loan commitments of approximately $67.0 million and $73.5 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $17.7 million and $21.4 million at December 31, 2016 and 2015, respectively. In addition to the commitments noted above, customers had approximately $135.3 million and $128.8 million available under lines of credit at December 31, 2016 and 2015, respectively.

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

Stock-based compensation expense totaled $489,000, $319,000 and $182,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which consisted of grants of restricted stock and restricted stock units.

All outstanding options are fully vested and the Company has not granted any stock options since 2007. All outstanding options as of December 31, 2016 expire on July 17, 2017. The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at December 31, 2016 and 2015.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(6,130)	27.70	-

Outstanding at December 31, 2016	15,081	$27.70	$20	0.5

Exercisable at December 31, 2016	15,081	$27.70	$20	0.5

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2015	87,436	$23.60	$-
Expired	(66,225)	22.29

Outstanding at December 31, 2015	21,211	$27.70	$-	1.5

Exercisable at December 31, 2015	21,211	$27.70	$-	1.5

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
December 31, 2016	Remaining Contractual Life	Exercise Price
15,081	less than 1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $20,000 and $0, respectively, at December 31, 2016 and 2015. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.00 and $20.96 per share at December 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2015, all options outstanding were anti-dilutive.

The Company has outstanding restricted stock in accordance with the Plan. As of December 31, 2016 and 2015, unrecognized stock compensation expense was $810,000 and $735,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at December 31, 2016 and 2015, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at December 31, 2016	47,881	$20.41

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	29,472	$20.83
Granted	28,040	18.63
Vested	(20,464)	19.62

Nonvested at December 31, 2015	37,048	$19.83

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended 2016, 2015 and 2014 totaled $99,000, $129,000 and $141,000, respectively. As of December 31, 2016 and 2015, the ESOP held 221,106 and 215,419 allocated shares and 9,562 and 18,444 unallocated shares. The approximate market values of the shares were $6.7 million and $4.9 million, respectively as of December 31, 2016 and 2015. The estimated value was determined using the Company’s closing stock price of $29.00 and $20.96 per share as of December 31, 2016 and 2015, respectively.

The ESOP has promissory notes with the Company of $169,000 and $316,000 at December 31, 2016 and 2015, respectively. The promissory notes were originated for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2016, 2015 and 2014, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2016, 2015 and 2014, the expense recorded for this plan totaled $346,000, $332,000 and $324,000, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $20,000, $22,000 and $21,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement until the expected retirement date. Expense recorded for the plans totaled $525,000, $519,000 and $441,000 for 2016, 2015 and 2014, respectively.

NOTE 16 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 17 - SUBORDINATED NOTES

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

NOTE 18 - REGULATORY CAPITAL

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

The Company continues to be subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.

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

The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

As of December 31, 2016 and 2015, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Common Equity	$104,426	$99,783	$136,109	$132,571
Preferred Stock -SBLF	-	-	-	-
Total Stockholders' Equity	104,426	99,783	136,109	132,571
AOCI Losses	928	251	928	251
Common Equity Tier 1 Capital	105,354	100,034	137,037	132,822
TRUPs	12,000	12,000	-	-
Tier 1 Capital	117,354	112,034	137,037	132,822
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments	9,860	8,540	9,860	8,540
Subordinated Notes	23,000	23,000	-	-
Tier 2 Capital	$150,214	$143,574	$146,897	$141,362

Risk-Weighted Assets ("RWA")	$1,104,505	$984,614	$1,102,116	$982,347

Average Assets ("AA")	$1,300,445	$1,118,843	$1,298,145	$1,116,576

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA (2)	7.00%	9.54%	10.16%	12.43%	13.52%
Tier 1 Capital to RWA	8.50	10.62	11.38	12.43	13.52
Tier 2 Capital to RWA	10.50	13.60	14.58	13.33	14.39
Tier 1 Capital to AA (Leverage)	n/a	9.02	10.01	10.56	11.90

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

NOTE 19 - FAIR VALUE MEASUREMENTS

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are shown in tabular form. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the years ended December 31, 2016 and 2015, respectively. The Company changed its presentation during the year ended December 31, 2016, for loans and OREO from Level 2 to Level 3. No changes were made to the Company’s valuation methodologies as a result of these changes. Comparative financial information was reclassified to conform to the classification presented in 2016.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2016 and 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the loan as nonrecurring Level 2. When the fair value of the impaired loan is derived from an appraisal, the Company records the loan as nonrecurring Level 3. Fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in the fair value. The fair values of impaired loans that are not measured based on collateral values are measured using discounted cash flows and considered to be Level 3 inputs.

Premises and Equipment Held For Sale

Premises and equipment are adjusted to fair value upon transfer of the assets to premises and equipment held for sale. Subsequently, premises and equipment held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the asset as nonrecurring Level 2. When the fair value of premises and equipment is derived from an appraisal or a cash flow analysis, the Company records the asset at nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO is adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the foreclosed asset as nonrecurring Level 2. When the fair value is derived from an appraisal, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2016 and December 31, 2015 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$34,228	$-	$34,228	$-
MBS	4,183	-	4,183	-
U.S. Agency	10,172	-	10,172	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,413	-	4,413	-
Total available for sale securities	$53,033	$-	$53,033	$-

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs
CMOs	$30,664	$-	$30,664	$-
MBS	26	-	26	-
Corporate equity securities	39	-	39	-
Bond mutual funds	4,387	-	4,387	-
Total available for sale securities	$35,116	$-	$35,116	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are included in the tables below.

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,275	$-	$-	$6,275
Residential first mortgages	468	-	-	468
Residential rentals	142	-	-	142
Construction and land development	673	-	-	673
Commercial loans	77	-	-	77
Total loans with impairment	$7,635	$-	$-	$7,635
Premises and equipment held for sale	$345	$-	$345	$-
Other real estate owned	$7,763	$-	$-	$7,763

(dollars in thousands)	December 31, 2015
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,765	$-	$-	$1,765
Residential first mortgages	469	-	-	469
Residential rentals	141	-	-	141
Construction and land development	33	-	-	33
Commercial loans	50	-	-	50
Total loans with impairment	$2,458	$-	$-	$2,458
Premises and equipment held for sale	$2,000	$-	$2,000	$-
Other real estate owned	$9,449	$-	$-	$9,449

Loans with impairment have unpaid principal balances of $8.9 million and $4.0 million at December 31, 2016 and 2015, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements.

December 31, 2016

(dollars in thousands)

Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,635	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (10%)

Other real estate owned	$7,763	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (15%)

December 31, 2015

(dollars in thousands)

Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$2,458	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (10%)

Other real estate owned	$9,449	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (15%)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans receivable – The fair values for non-impaired loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality. Internal prepayment risk models are used to adjust contractual cash flows.

Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. After evaluating the underlying collateral, the fair value is determined by allocating specific reserves from the allowance for loan losses to the impaired loans.

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at December 31, 2016 and 2015.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$53,033	$53,033	$-	$53,033	$-
Investment securities - HTM	109,247	108,035	850	107,185	-
FHLB Stock	7,235	7,235	-	7,235	-
Loans Receivable	1,079,519	1,066,975	-	-	1,066,975
Investment in BOLI	28,625	28,625	-	28,625	-

Liabilities
Savings, NOW and money market accounts	$606,033	$606,033	$-	$606,033	$-
Time deposits	432,792	433,242	-	433,242	-
Long-term debt	65,559	66,302	-	66,302	-
Short term borrowings	79,000	78,984	-	78,984	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2015			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$35,116	$35,116	$-	$35,116	$-
Investment securities - HTM	109,420	109,309	750	108,559	-
FHLB and FRB Stock	6,931	6,931	-	6,931	-
Loans Receivable	909,200	913,506	-	-	913,506
Investment in BOLI	27,836	27,836	-	27,836	-

Liabilities
Savings, NOW and money market accounts	$531,348	$531,348	$-	$531,348	$-
Time deposits	375,551	375,376	-	375,376	-
Long-term debt	55,617	56,987	-	56,987	-
Short term borrowings	36,000	36,000	-	36,000	-
TRUPs	12,000	8,400	-	8,400	-
Subordinated notes	23,000	23,000	-	23,000	-

At December 31, 2016 and 2015, the Company had outstanding loan commitments and standby letters of credit of $67.0 million and $73.5 million, respectively, and $17.7 million and $21.4 million, respectively. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 21 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets

	December 31,
(dollars in thousands)	2016	2015
Assets
Cash - noninterest bearing	$2,366	$1,541
Investment in wholly owned subsidiaries	136,481	132,943
Other assets	2,017	1,895
Total Assets	$140,864	$136,379

Liabilities and Stockholders' Equity
Current liabilities	$1,066	$1,224
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 6.25%	23,000	23,000
Total Liabilities	36,438	36,596

Stockholders' Equity
Common stock	46	46
Additional paid in capital	47,377	46,809
Retained earnings	58,100	53,495
Accumulated other comprehensive loss	(928)	(251)
Unearned ESOP shares	(169)	(316)
Total Stockholders’ Equity	104,426	99,783

Total Liabilities and Stockholders’ Equity	$140,864	$136,379

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Interest and Dividend Income
Dividends from subsidiary	$5,500	$2,775	$3,500
Interest income	19	51	6
Interest expense	1,795	1,599	312
Net Interest Income (Expense)	3,724	1,227	3,194
Miscellaneous expenses	(2,110)	(1,421)	(1,427)
Income (loss) before income taxes and equity in undistributed net income of subsidiary	1,614	(194)	1,767
Federal and state income tax benefit	1,321	1,009	589
Equity in undistributed net income of subsidiary	4,396	5,528	4,134
Net Income	$7,331	$6,343	$6,490
Preferred stock dividends	-	23	200
Net Income Available to Common Shareholders	$7,331	$6,320	$6,290

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$7,331	$6,343	$6,490
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(4,396)	(5,528)	(4,134)
Stock based compensation	489	139	191
Increase in other assets	(145)	(284)	(259)
Decrease in deferred income tax benefit	55	23	162
(Decrease) increase in current liabilities	(157)	459	(145)
Net Cash Provided by Operating Activities	3,177	1,152	2,305

Cash Flows from Financing Activities
Dividends paid	(1,814)	(1,916)	(2,055)
Capital from (to) subsidiary	180	(78)	(15)
Proceeds from Subordinated Notes	-	23,000	-
Redemption of Small Business Lending Fund Preferred Stock	-	(20,000)	-
Exercise of stock options	-	-	226
Net change in ESOP loan	147	146	201
Repurchase of common stock	(865)	(1,827)	-
Net Cash Used in Financing Activities	(2,352)	(675)	(1,643)
Increase in Cash	825	477	662
Cash at Beginning of Year	1,541	1,064	402
Cash at End of Year	$2,366	$1,541	$1,064

NOTE 22 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2016
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,584	$12,223	$11,928	$11,312
Interest expense	2,111	2,079	2,033	1,919
Net interest income	10,473	10,144	9,895	9,393
Provision for loan losses	670	698	564	427
Net interest income after provision	9,803	9,446	9,331	8,966

Noninterest income	891	842	777	850
Noninterest expense	7,316	7,311	7,292	7,240

Income before income taxes	3,378	2,977	2,816	2,576
Provision for income taxes	1,356	1,014	1,078	968
Net Income Available to Common Stockholders	$2,022	$1,963	$1,738	$1,608

Earnings Per Common Share[1]
Basic	$0.44	$0.43	$0.38	$0.35
Diluted	$0.44	$0.42	$0.38	$0.35

	2015
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,208	$11,002	$10,935	$10,728
Interest expense	1,860	1,918	1,902	1,665
Net interest income	9,348	9,084	9,033	9,063
Provision for loan losses	362	501	392	178
Net interest income after provision	8,986	8,583	8,641	8,885

Noninterest income	909	466	962	962
Noninterest expense	7,556	7,031	6,888	6,943

Income before income taxes	2,339	2,018	2,715	2,904
Provision for income taxes	811	735	1,004	1,083
Net Income (NI)	$1,528	$1,283	$1,711	$1,821
Preferred stock dividends	-	-	-	23
NI Available to Common Stockholders	$1,528	$1,283	$1,711	$1,798

Earnings Per Common Share[1]
Basic	$0.33	$0.28	$0.37	$0.38
Diluted	$0.33	$0.27	$0.37	$0.38

	2014
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,663	$10,667	$10,254	$10,175
Interest expense	1,610	1,663	1,684	1,741
Net interest income	9,053	9,004	8,570	8,434
Provision for loan losses	1,502	385	563	203
Net interest income after provision	7,551	8,619	8,007	8,231

Noninterest income	1,225	1,118	855	895
Noninterest expense	6,652	6,485	6,767	6,331

Income before income taxes	2,124	3,252	2,095	2,795
Provision for income taxes	579	1,363	760	1,074
Net Income (NI)	$1,545	$1,889	$1,335	$1,721
Preferred stock dividends	50	50	50	50
NI Available to Common Stockholders	$1,495	$1,839	$1,285	$1,671

Earnings Per Common Share[1]
Basic	$0.32	$0.40	$0.28	$0.36
Diluted	$0.32	$0.39	$0.28	$0.36

(1) Earnings per share are based upon quarterly results and, when added, may not total the annual earnings per share amounts.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Community Financial Corporation’s (the “Company”) independent registered public accounting firm, Stegman & Company, announced that effective June 1, 2016 substantially all directors and employees of Stegman & Company joined Dixon Hughes Goodman LLP. As a result, effective June 1, 2016 Stegman & Company resigned as the Company’s independent registered public accounting firm.  The Audit Committee of the Company’s Board of Directors engaged Dixon Hughes Goodman to serve as the Company’s independent registered public accounting firm effective June 1, 2016.

The reports of Stegman & Company on the audits of the consolidated financial statements of the Company as of and for the years ended December 31, 2015 and 2014, and audit of internal control over financial reporting as of December 31, 2015, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through June 1, 2016, there were (i) no disagreements (as such term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Stegman & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Stegman & Company, would have caused Stegman & Company to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through the date of this report, the Company did not consult with Dixon Hughes Goodman regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item  1 – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page of this Annual Report on Form 10-K and the information contained under the section captioned “Other Information Relating to Directors and Executive Officers Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Ethics” in the Proxy Statement is incorporated by reference. A copy of the code of ethics and business conduct is filed as Exhibit 14 hereto and is available to stockholders within the “Investor Relations” section of the Bank’s website under the tabs “Investor Resources”, “Proxy and Annual Report, Committee Charters and Code of Ethics”, and Code of Ethics.

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

(d) Equity Compensation Plan Information

The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. The following table sets forth certain information with respect to the remaining options from the 2005 Equity Compensation Plan as of December 31, 2016.

	(a)	(b)	(c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity plans approved by security holders	15,081	$27.70	-

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation of Tri-County Financial Corporation	Form S-4 (Registration No. 333-31287).

3.2	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on May 14, 2012.

3.3	Articles of Amendment to Articles of Incorporation of Tri-County Financial Corporation	Form 8-K as filed on August 27, 2010.

3.4	Amended and Restated Bylaws of The Community Financial Corporation	Form 8-K as filed on March 25, 2016.

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011.

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015.

10.4*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated	Form 8-K as filed on February 10, 2016.

10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.6*	Split Dollar Agreements with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005.

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.15*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.17*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011.

10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.29*	Employment Agreement with Michael L. Middleton dated July 1, 2014	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.30*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.31*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014 with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Definitive Proxy Statement as filed on March 25, 2015.

10.33*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with Todd L. Capitani, as amended	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.34*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with James Burke, as amended	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.35*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with Todd L. Capitani	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.36*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with James Burke	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.39*	Employment Agreement with Todd L. Capitani dated April 23, 2013	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.40*	Employment Agreement James Burke dated April 20, 2007, as amended on November 24, 2008 and April 23, 2013	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.41*	Salary Continuation Agreement between James M. Burke and Community Bank of Tri-County, dated August 21, 2006, as amended on April 13, 2007 and December 30, 2007	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.42*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Michael L. Middleton	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.43*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Michael L. Middleton dated January 12, 2004	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.46*	Consulting Agreement, effective July 1, 2016, by and between Community Bank of the Chesapeake and Michael L. Middleton	Form 8-K as filed on July 5, 2016.

10.47	Agreement dated March 25, 2016, by and between Community Financial Corporation and Basswood Capital Management, LLC	Form 8-K as filed on March 25, 2016.

10.48*	Split Dollar Agreement with Gregory C. Cockerham dated April 5, 2011

10.49*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Gregory C. Cockerham dated January 12, 2004

10.50*	Employment Agreement with James F. Di Misa dated April 20, 2007, as amended on November 24, 2008 and April 23, 2013

10.51*	Salary Continuation Agreement between James F. Di Misa and Community Bank of Tri-County, dated August 21, 2006, as amended on April 16, 2007 and December 30, 2007

10.52*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with James F. Di Misa, as amended

10.53*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with James F. Di Misa

10.54*	Split Dollar Agreement with James F. Di Misa dated March 15, 2011

14.0	Code of Ethics

21.0	List of Subsidiaries

23.1	Consent of Dixon Hughes Goodman LLP

23.2	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 13, 2017	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Executive Chairman		Director, President and Chief Executive Officer
	Date: March 13, 2017		(Principal Executive Officer)
Date: March 13, 2017

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
	(Principal Financial and Accounting Officer)		Date: March 13, 2017
Date: March 13, 2017

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Kathryn M. Zabriskie
	Louis P. Jenkins, Jr.		Kathryn M. Zabriskie
	Director		Director
	Date: March 13, 2017		Date: March 13, 2017

By:	/s/ John K. Parlett, Jr	By:	/s/ Joseph V. Stone, Jr.
	John K. Parlett, Jr		Joseph V. Stone, Jr.
	Director		Director
	Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Eric Goldberg
Eric Goldberg
Director
Date: March 13, 2017