Form 10-Q
period 2017-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2017-05-04
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-36094

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of May 1, 2017, the registrant had 4,642,119 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2017
(dollars in thousands)	(Unaudited)	December 31, 2016
Assets
Cash and due from banks	$9,301	$9,948
Interest-bearing deposits with banks	1,487	1,315
Securities available for sale (AFS), at fair value	57,042	53,033
Securities held to maturity (HTM), at amortized cost	104,965	109,247
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock - at cost	7,703	7,235
Loans receivable - net of allowance for loan losses of $10,109 and $9,860	1,104,369	1,079,519
Premises and equipment, net	22,246	22,205
Premises and equipment held for sale	345	345
Other real estate owned (OREO)	6,747	7,763
Accrued interest receivable	4,023	3,979
Investment in bank owned life insurance	28,817	28,625
Other assets	9,028	11,043
Total Assets	$1,356,073	$1,334,257

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$149,410	$144,877
Interest-bearing deposits	902,379	893,948
Total deposits	1,051,789	1,038,825
Short-term borrowings	97,500	79,000
Long-term debt	55,544	65,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	9,674	11,447
Total Liabilities	1,249,507	1,229,831

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,641,342 and 4,633,868 shares, respectively	46	46
Additional paid in capital	47,511	47,377
Retained earnings	59,979	58,100
Accumulated other comprehensive loss	(801)	(928)
Unearned ESOP shares	(169)	(169)
Total Stockholders' Equity	106,566	104,426
Total Liabilities and Stockholders' Equity	$1,356,073	$1,334,257

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts )	2017	2016
Interest and Dividend Income
Loans, including fees	$11,970	$10,545
Interest and dividends on investment securities	946	763
Interest on deposits with banks	6	4
Total Interest and Dividend Income	12,922	11,312

Interest Expense
Deposits	1,269	1,095
Short-term borrowings	147	38
Long-term debt	832	786
Total Interest Expense	2,248	1,919

Net Interest Income	10,674	9,393
Provision for loan losses	380	427
Net Interest Income After Provision For Loan Losses	10,294	8,966

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	47	61
Net gains on sale of OREO	27	5
Income from bank owned life insurance	191	196
Service charges	610	588
Total Noninterest Income	875	850

Noninterest Expense
Salary and employee benefits	4,313	4,152
Occupancy expense	653	589
Advertising	108	63
Data processing expense	577	554
Professional fees	337	425
Depreciation of furniture, fixtures, and equipment	199	196
Telephone communications	51	44
Office supplies	32	43
FDIC Insurance	166	243
OREO valuation allowance and expenses	195	301
Other	748	630
Total Noninterest Expense	7,379	7,240

Income before income taxes	3,790	2,576
Income tax expense	1,448	968
Net Income	$2,342	$1,608

Earnings Per Common Share
Basic	$0.51	$0.35
Diluted	$0.51	$0.35
Cash dividends paid per common share	$0.10	$0.10

See notes to Consolidated Financial Statements

2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Net Income	$2,342	$1,608
Net unrealized holding gains arising during period, net of tax expense of $83 and $155, respectively	127	239
Comprehensive Income	$2,469	$1,847

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Cash Flows from Operating Activities
Net income	$2,342	$1,608
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	380	427
Depreciation and amortization	394	354
Net gains on the sale of OREO	(27)	(5)
Net amortization of premium/discount on investment securities	94	128
Increase in OREO valuation allowance	196	255
Increase in cash surrender of bank owned life insurance	(192)	(196)
(Increase) decrease in deferred income tax benefit	(382)	82
Increase in accrued interest receivable	(44)	(164)
Stock based compensation	113	80
Increase (decrease) in net deferred loan premiums	337	(100)
Decrease in accrued expenses and other liabilities	(1,773)	(763)
Decrease (increase) in other assets	2,322	(84)
Net Cash Provided by Operating Activities	3,760	1,622

Cash Flows from Investing Activities
Purchase of AFS investment securities	(5,559)	(2,512)
Proceeds from redemption or principal payments of AFS investment securities	1,732	1,361
Purchase of HTM investment securities	(997)	(9,962)
Proceeds from maturities or principal payments of HTM investment securities	5,214	4,824
Net (decrease) increase of FHLB and FRB stock	(469)	391
Loans originated or acquired	(84,772)	(79,948)
Principal collected on loans	59,406	50,806
Purchase of premises and equipment	(435)	(2,648)
Proceeds from sale of OREO	646	676
Proceeds from disposal of asset	-	2,000

Net Cash Used in Investing Activities	(25,234)	(35,012)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Cash Flows from Financing Activities
Net increase in deposits	$12,964	$43,700
Payments of long-term debt	(10,015)	(5,015)
Net increase (decrease) in short term borrowings	18,500	(5,500)
Dividends paid	(450)	(453)
Repurchase of common stock	-	(323)
Net Cash Provided by Financing Activities	20,999	32,409
Decrease in Cash and Cash Equivalents	$(475)	$(981)

Cash and Cash Equivalents - January 1	11,263	11,139
Cash and Cash Equivalents - March 31	$10,788	$10,158

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,602	$2,244
Income taxes	$-	$300

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$203	$464
Transfer from loans to OREO	$-	$2,515
Financed amount of sale of OREO	$200	$-

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2016 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2016 Annual Report. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been restated to conform to the 2017 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2016 Annual Report.

NOTE 2 – NATURE OF BUSINESS

The Company provides a variety of financial services to individuals and businesses through its offices in Southern Maryland and Annapolis and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

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

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three months ended March 31, 2017 and 2016. The Company’s “other comprehensive” income was solely related to securities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$210	$83	$127	$394	$155	$239
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive income	$210	$83	$127	$394	$155	$239

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(928)	$(251)
Other comprehensive gains, net of tax before reclassifications	127	239
Amounts reclassified from accumulated other comprehensive loss	-	-
Net other comprehensive income	127	239
End of period	$(801)	$(12)

NOTE 5 – EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At March 31, 2017 and 2016, there were 0 and 21,111 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Net Income	$2,342	$1,608

Average number of common shares outstanding	4,628,357	4,594,683
Dilutive effect of common stock equivalents	2,041	29,920
Average number of shares used to calculate diluted EPS	4,630,398	4,624,603

Earnings Per Common Share
Basic	$0.51	$0.35
Diluted	0.51	0.35

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

Stock-based compensation expense totaled $113,000 and $80,000 for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

All outstanding options are fully vested and the Company has not granted any stock options since 2007. All outstanding options as of March 31, 2017 expire on July 17, 2017. The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at March 31, 2017 and December 31, 2016.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2017	15,081	$27.70	$-
Exercised	(1,865)	27.70	5

Outstanding at March 31, 2017	13,216	$27.70	$110	0.3

Exercisable at March 31, 2017	13,216	$27.70	$110	0.3

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(6,130)	27.70

Outstanding at December 31, 2016	15,081	$27.70	$20	0.5

Exercisable at December 31, 2016	15,081	$27.70	$20	0.5

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
March 31, 2017	Remaining Contractual Life	Exercise Price
13,216	less than 1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $110,000 at March 31, 2017 and $20,000 at December 31, 2016. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $36.00 and $29.00 per share at March 31, 2017 and December 31, 2016, respectively, and the exercise price multiplied by the number of options outstanding.

The Company granted restricted stock and stock units in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of March 31, 2017 and December 31, 2016, unrecognized stock compensation expense was $897,000 and $810,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at March 31, 2017 and December 31, 2016, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(18,423)	20.04
Cancelled	(86)	20.75

Nonvested at March 31, 2017	36,124	$22.43

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at December 31, 2016	47,881	$20.41

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

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2017	2016	2016
Balance at beginning of year	$7,763	$9,449	$9,449
Additions of underlying property	-	2,515	3,120
Disposals of underlying property	(820)	(671)	(3,860)
Transfers to premises and equipment	-	-	(372)
Valuation allowance	(196)	(255)	(574)
Balance at end of period	$6,747	$11,038	$7,763

During the three months ended March 31, 2017, there were no additions to OREO. The Company disposed of three residential properties and three residential lots for proceeds of $846,000 and a gain of $27,000 for the three months ended March 31, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

The Company had $314,000 and $353,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2017 and December 31, 2016, respectively.

Additions to the valuation allowances of $196,000 and $255,000 were taken to adjust properties to current appraised values for the three months ended March 31, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Valuation allowance	$196	$255
Operating expenses	(1)	46
	$195	$301

NOTE 10 – SECURITIES

	March 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$5,777	$-	$145	$5,632
Residential Collateralized Mortgage Obligations ("CMOs")	37,771	25	916	36,880
U.S. Agency	10,371	-	314	10,057
Corporate equity securities	37	-	-	37
Bond mutual funds	4,408	28	-	4,436
Total securities available for sale	$58,364	$53	$1,375	$57,042

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$33,503	$374	$315	$33,562
Residential CMOs	60,073	183	714	59,542
U.S. Agency	6,599	-	169	6,430
Asset-backed securities issued by Others:
Residential CMOs	792	-	71	721
Callable GSE Agency Bonds	3,000	-	17	2,983
U.S. government obligations	998	-	-	998
Total securities held to maturity	$104,965	$557	$1,286	$104,236

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$4,377	$-	$194	$4,183
Residential CMOs	35,176	18	966	34,228
U.S. Agency	10,589	-	417	10,172
Corporate equity securities	37	-	-	37
Bond mutual funds	4,386	27	-	4,413
Total securities available for sale	$54,565	$45	$1,577	$53,033

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,735	$367	$569	$34,533
Residential CMOs	63,060	135	802	62,393
U.S. Agency	6,717	-	253	6,464
Asset-backed securities issued by Others:
Residential CMOs	884	-	81	803
Callable GSE Agency Bonds	3,001	-	10	2,991
U.S. government obligations	850	-	-	850
Total securities held to maturity	$109,247	$502	$1,715	$108,034
12

At March 31, 2017, securities with an amortized cost of $25.1 million were pledged to secure certain customer deposits. At March 31, 2017, securities with an amortized cost of $1.5 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2017, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.01 years and average duration of 4.47 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.14 years and average duration of 4.57 years and are guaranteed by their issuer as to credit risk.

At December 31, 2016, securities with an amortized cost of $21.5 million were pledged to secure certain deposits. At December 31, 2016, securities with an amortized cost of $1.6 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2016, 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.96 years and average duration of 4.43 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.30 years and average duration of 4.71 years and are guaranteed by their issuer as to credit risk.

Management believes that AFS securities with unrealized losses will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity. Because our intention is not to sell the investments and it is not more likely than not that the Company will be required to sell the investments, management considers the unrealized losses in the AFS portfolio to be temporary. We believe that the losses are the result of general perceptions of safety and creditworthiness of the entire sector and a general disruption of orderly markets in the asset class.

The Company intends to, and has the ability to, hold the HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Because our intention is not to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, management considers the unrealized losses in the held-to-maturity portfolio to be temporary.

No charges related to other-than-temporary impairment were made during for the three months ended March 31, 2017 and the year ended December 31, 2016.

During the three months ended March 31, 2017 and 2016, respectively, there were no securities sold. During the year ended December 31, 2016 the Company recognized net gains on the sale of securities of $31,000. The Company sold five AFS securities with aggregate carrying values of $6.5 million and one HTM security with a carrying value of $698,000, recognizing gains of $23,000 and $8,000, respectively.

The sale of HTM securities is permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company will dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at March 31, 2017 were as follows:

March 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$35,765	$891	$13,698	$484	$49,463	$1,375

At March 31, 2017, the AFS investment portfolio had an estimated fair value of $57.0 million, of which $49.5 million of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.4 million of the portfolio amortized cost of $53.9 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.93 years and an average duration of 4.40 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2017 were as follows:

March 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	68,205	1,033	5,978	165	74,183	1,198
Callable GSE Agency Bonds	2,983	17	-	-	2,983	17
Asset-backed securities issued by Others	-	-	721	71	721	71
	$71,188	$1,050	$6,699	$236	$77,887	$1,286

At March 31, 2017, the HTM investment portfolio had an estimated fair value of $104.2 million, of which $77.9 million of the securities had some unrealized losses from their amortized cost. Of these securities, $74.2 million were asset-backed securities issued by GSEs and U.S. Agencies and $3.0 million of callable GSE Agency Bonds. The remaining $721,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.2 million of the portfolio amortized cost of $104.2 million. The securities with unrealized losses had an average life of 5.26 years and an average duration of 4.66 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $71,000 of the portfolio amortized cost of $792,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.30 years and an average duration of 2.74 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2016 were as follows:

December 31, 2016	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$77,879	$1,452	$6,340	$182	$84,219	$1,634
Asset-backed securities issued by Others	-	-	803	81	803	81
	$77,879	$1,452	$7,143	$263	$85,022	$1,715

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at March 31, 2017 and December 31, 2016 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2017		December 31, 2016
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$156,742	AAA	$156,947
BB	364	BB	411
B+	428	B+	472
Total	$157,534	Total	$157,830

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	March 31, 2017%		December 31, 2016%

Commercial real estate	$677,205	60.79%	$667,105	61.25%
Residential first mortgages	178,903	16.06%	171,004	15.70%
Residential rentals	100,891	9.06%	101,897	9.36%
Construction and land development	37,761	3.39%	36,934	3.39%
Home equity and second mortgages	21,392	1.92%	21,399	1.97%
Commercial loans	55,091	4.95%	50,484	4.64%
Consumer loans	439	0.04%	422	0.04%
Commercial equipment	42,060	3.78%	39,737	3.65%
	1,113,742	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(736)	-0.07%	(397)	-0.04%
Allowance for loan losses	10,109	0.91%	9,860	0.91%
	9,373		9,463
	$1,104,369		$1,079,519

At March 31, 2017 and December 31, 2016, the Bank’s allowance for loan losses totaled $10.1 million and $9.9 million, or 0.91% and 0.91%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.7 million and $2.7 million at March 31, 2017 and December 31, 2016, respectively. These were offset by net deferred premiums for the purchase of residential first mortgages and deferred costs of $3.4 million and $3.1 million, respectively, at March 31, 2017 and December 31, 2016, respectively.

Prior to April 1, 2016, loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios. Beginning in the second quarter of 2016, the Company segregated loans secured by residential rental property into a new loan portfolio segment. Residential rental property includes income producing properties comprising 1-4 family units and apartment buildings. The Company’s decision to segregate the residential rental property portfolio for financial reporting was based on the growth and size of the portfolio and risk characteristics unique to residential rental properties. Comparative financial information was reclassified to conform to the classification presented.

Risk Characteristics of Portfolio Segments

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 7.2% and 9.3% of the CRE portfolio at March 31, 2017 and December 31, 2016, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the three months ended March 31, 2017 and the years ended December 31, 2016, the Bank purchased residential first mortgages of $11.6 million and $64.2 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $55.5 million or 5.0% of total gross loans of $1.11 billion at March 31, 2017 compared to $45.6 million or 4.2% of total gross loans of $1.09 billion at December 31, 2016.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of March 31, 2017 and December 31, 2016, $84.0 million and $84.9 million, respectively, were 1-4 family units and $16.9 million and $17.0 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $83.3 million or 7.5% of total gross loans of $1.11 billion at March 31, 2017 compared to $84.0 million or 7.7% of total gross loans of $1.09 billion at December 31, 2016.

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

Commercial Equipment Loans

These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security as determined by the Bank. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.

Non-accrual and Past Due Loans

Non-accrual loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,710	6	$-	-	$1,710	6
Residential first mortgages	488	3	-	-	488	3
Residential rentals	899	4	-	-	899	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	172	3	-	-	172	3
Commercial loans	376	3	662	2	1,038	5
Commercial equipment	475	4	-	-	475	4
	$7,168	25	$662	2	$7,830	27

	December 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,371	7	$-	-	$2,371	7
Residential first mortgages	623	4	-	-	623	4
Residential rentals	577	4	-	-	577	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	61	2	-	-	61	2
Commercial loans	375	3	669	2	1,044	5
Commercial equipment	650	5	-	-	650	5
	$7,705	27	$669	2	$8,374	29

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $544,000 from $8.4 million or 0.77% of total loans at December 31, 2016 to $7.8 million or 0.70% of total loans at March 31, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

Non-accrual loans at March 31, 2017 included $6.2 million, or 79% of non-accrual loans, attributed to 11 loans representing six customer relationships. Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships. Non-accrual loans included five troubled debt restructures (“TDRs”) totaling $4.6 million at March 31, 2017 and six troubled debt restructures (“TDRs”) totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $6.7 million and $7.8 million at March 31, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at March 31, 2017 and December 31, 2016 was $844,000 and $947,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.1 million and $575,000 at March 31, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at March 31, 2017 and December 31, 2016 was $218,000 and $156,000, respectively.

Past due loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$675,345	$150	$-	$1,710	$1,860	$677,205	$-
Residential first mortgages	178,415	-	-	488	488	178,903	-
Residential rentals	99,992	-	-	899	899	100,891	-
Construction and land dev.	34,713	-	-	3,048	3,048	37,761	-
Home equity and second mtg.	21,181	39	-	172	211	21,392	-
Commercial loans	54,715	-	-	376	376	55,091	-
Consumer loans	437	1	1	-	2	439	-
Commercial equipment	41,545	40	-	475	515	42,060	-
Total	$1,106,343	$230	$1	$7,168	$7,399	$1,113,742	$-

	December 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$664,250	$-	$484	$2,371	$2,855	$667,105	$-
Residential first mortgages	170,381	-	-	623	623	171,004	-
Residential rentals	101,309	-	11	577	588	101,897	-
Construction and land dev.	33,886	-	-	3,048	3,048	36,934	-
Home equity and second mtg.	21,175	130	33	61	224	21,399	-
Commercial loans	49,778	331	-	375	706	50,484	-
Consumer loans	420	-	2	-	2	422	-
Commercial equipment	39,044	42	1	650	693	39,737	-
Total	$1,080,243	$503	$531	$7,705	$8,739	$1,088,982	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2017 and 2016 and at December 31, 2016 were as follows:

	March 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$20,300	$15,543	$4,564	$20,107	$795	$20,213	$225
Residential first mortgages	2,534	2,035	472	2,507	17	2,523	28
Residential rentals	3,320	2,750	570	3,320	71	3,379	30
Construction and land dev.	4,304	2,926	851	3,777	188	3,777	3
Home equity and second mtg.	232	232	-	232	-	233	1
Commercial loans	3,088	2,832	169	3,001	169	3,029	28
Commercial equipment	648	112	500	612	425	633	8
Total	$34,426	$26,430	$7,126	$33,556	$1,665	$33,787	$323

	December 31, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$22,195	$14,896	$7,081	$21,977	$806	$22,303	$908
Residential first mortgages	2,436	1,938	475	2,413	7	2,445	90
Residential rentals	3,440	2,850	178	3,028	36	3,486	134
Construction and land dev.	4,304	2,926	851	3,777	178	3,867	16
Home equity and second mtg.	170	170	-	170	-	176	7
Commercial loans	3,285	3,004	200	3,204	123	3,442	137
Commercial equipment	855	652	139	791	139	815	17
Total	$36,685	$26,436	$8,924	$35,360	$1,289	$36,534	$1,309

	March 31, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$23,104	$20,723	$2,352	$23,075	$598	$23,203	$208
Residential first mortgages	2,838	2,346	491	2,837	27	2,865	25
Residential rentals	4,414	3,777	239	4,016	53	4,026	34
Construction and land dev.	4,284	3,780	431	4,211	398	4,210	4
Home equity and second mtg.	130	130	-	130	-	128	1
Commercial loans	4,857	4,179	192	4,371	74	4,376	33
Commercial equipment	848	687	138	825	138	845	5
Total	$40,475	$35,622	$3,843	$39,465	$1,288	$39,653	$310

TDRs, included in the impaired loan schedules above, as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,520	9	$9,587	8
Residential first mortgages	542	2	545	2
Residential rentals	225	1	227	1
Construction and land development	3,777	4	3,777	4
Commercial loans	668	3	872	5
Commercial equipment	111	2	113	2
Total TDRs	$14,843	21	$15,121	22
Less: TDRs included in non-accrual loans	(4,579)	(5)	(4,673)	(6)
Total accrual TDR loans	$10,264	16	$10,448	16

TDRs decreased $278,000 from $15.1 million at December 31, 2016 to $14.8 million at March 31, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $848,000 on 10 TDRs totaling $5.9 million at March 31, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. Interest income in the amount of $114,000 and $357,000 was recognized on outstanding TDR loans for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

During the three months ended March 31, 2017, TDR disposals, which included payoffs and refinancing decreased by one loan of $167,000 and TDR loan principal curtailment was $111,000. There were no TDRs added during the three months ended March 31, 2017. During the year ended December 31, 2016 the Company added one TDR loan totaling $196,000. TDR disposals, which included payoffs and refinancing for the year ended December 31, 2016 decreased by nine loans or $2.1 million. TDR loan principal curtailment was $1.6 million for the year ended December 31, 2016.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2017 and 2016, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	March 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$5,212	$-	$5	$(38)	$5,179
Residential first mortgages	1,406	-	-	22	1,428
Residential rentals	362	-	-	(8)	354
Construction and land development	941	-	-	(50)	891
Home equity and second mortgages	138	-	-	(62)	76
Commercial loans	794	-	1	(6)	789
Consumer loans	3	(2)	-	4	5
Commercial equipment	1,004	(146)	11	518	1,387
	$9,860	$(148)	$17	$380	$10,109

	March 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$3,465	$-	$2	$371	$3,838
Residential first mortgages	584	-	-	7	591
Residential rentals	538	-	-	52	590
Construction and land development	1,103	(73)	1	98	1,129
Home equity and second mortgages	142	-	5	(13)	134
Commercial loans	1,477	(325)	3	(109)	1,046
Consumer loans	2	(1)	-	-	1
Commercial equipment	1,229	-	12	21	1,262
	$8,540	$(399)	$23	$427	$8,591

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2017 and 2016 and December 31, 2016.

	March 31, 2017			December 31, 2016			March 31, 2016
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$20,107	$657,098	$677,205	$21,977	$645,128	$667,105	$23,075	$547,340	$570,415
Residential first mortgages	2,507	176,396	178,903	2,413	168,591	171,004	2,837	131,452	134,289
Residential rentals	3,320	97,571	100,891	3,028	98,869	101,897	4,016	90,789	94,805
Construction and land development	3,777	33,984	37,761	3,777	33,157	36,934	4,211	34,476	38,687
Home equity and second mortgages	232	21,160	21,392	170	21,229	21,399	130	20,889	21,019
Commercial loans	3,001	52,090	55,091	3,204	47,280	50,484	4,371	49,849	54,220
Consumer loans	-	439	439	-	422	422	-	330	330
Commercial equipment	612	41,448	42,060	791	38,946	39,737	825	30,554	31,379
	$33,556	$1,080,186	$1,113,742	$35,360	$1,053,622	$1,088,982	$39,465	$905,679	$945,144

Allowance for loan losses:
Commercial real estate	$795	$4,384	$5,179	$806	$4,406	$5,212	$598	$3,240	$3,838
Residential first mortgages	17	1,411	1,428	7	1,399	1,406	27	564	591
Residential rentals	71	283	354	36	326	362	53	537	590
Construction and land development	188	703	891	178	763	941	398	731	1,129
Home equity and second mortgages	-	76	76	-	138	138	-	134	134
Commercial loans	169	620	789	123	671	794	74	972	1,046
Consumer loans	-	5	5	-	3	3	-	1	1
Commercial equipment	425	962	1,387	139	865	1,004	138	1,124	1,262
	$1,665	$8,444	$10,109	$1,289	$8,571	$9,860	$1,288	$7,303	$8,591

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

Credit Quality Indicators

Credit quality indicators as of March 31, 2017 and December 31, 2016 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016

Unrated	$51,002	$51,503	$1,446	$1,632	$24,919	$25,563
Pass	605,610	594,768	32,537	31,525	74,755	74,989
Special mention	1,031	-	-	-	-	-
Substandard	19,562	20,834	3,778	3,777	1,217	1,345
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$677,205	$667,105	$37,761	$36,934	$100,891	$101,897

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016

Unrated	$11,674	$11,266	$11,590	$11,769	$100,631	$101,733
Pass	40,456	36,221	29,970	27,290	783,328	764,793
Special mention	-	-	-	-	1,031	-
Substandard	2,961	2,997	500	541	28,018	29,494
Doubtful	-	-	-	137	-	137
Loss	-	-	-	-	-	-
Total	$55,091	$50,484	$42,060	$39,737	$913,008	$896,157

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016

Performing	$178,415	$170,381	$21,220	$21,338	$439	$422
Nonperforming	488	623	172	61	-	-
Total	$178,903	$171,004	$21,392	$21,399	$439	$422

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

NOTE 12 – REGULATORY

Until April 18, 2016, the Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. As of that date, Community Bank of the Chesapeake, cancelled its stock in the Federal Reserve Bank of Richmond and terminated its status as a member of the Federal Reserve System. As of that date, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”) and is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.

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

As of March 31, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Common Equity	$106,566	$104,426	$137,769	$136,109
Preferred Stock -SBLF	-	-	-	-
Total Stockholders' Equity	106,566	104,426	137,769	136,109
AOCI Losses	801	928	801	928
Common Equity Tier 1 Capital	107,367	105,354	138,570	137,037
TRUPs	12,000	12,000	-	-
Tier 1 Capital	119,367	117,354	138,570	137,037
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments	10,129	9,860	10,129	9,860
Subordinated Notes	23,000	23,000	-	-
Tier 2 Capital	$152,496	$150,214	$148,699	$146,897

Risk-Weighted Assets ("RWA")	$1,116,421	$1,104,505	$1,113,482	$1,102,116

Average Assets ("AA")	$1,340,046	$1,300,445	$1,337,326	$1,298,145

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	9.62%	9.54%	12.44%	12.43%
Tier 1 Capital to RWA	8.50	10.69	10.62	12.44	12.43
Tier 2 Capital to RWA	10.50	13.66	13.60	13.35	13.33
Tier 1 Capital to AA (Leverage)	n/a	8.91	9.02	10.36	10.56

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There was one transfer from Level 2 to Level 3 in the fair value hierarchy for the three months ended March 31, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the year ended December 31, 2016. The Company changed its presentation during the year ended December 31, 2016, for loans and OREO from Level 2 to Level 3. No changes were made to the Company’s valuation methodologies as a result of these changes. Comparative financial information was reclassified to conform to the classification presented in 2016.

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

As of December 31, 2016, the Company had a small office condo under contract held for sale with a fair value of $345,000 that was recorded as a non-recurring Level 2 asset at December 31, 2016. The contract on the property was cancelled during the three months ended March 31, 2017, and the asset was transferred and recorded as a non-recurring Level 3 asset. No changes to the fair value recorded were deemed necessary based on evaluation of the market value of the property.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$36,880	$-	$36,880	$-
MBS	5,632	-	5,632	-
U.S. Agency	10,057	-	10,057	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,436	-	4,436	-
Total available for sale securities	$57,042	$-	$57,042	$-

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$34,228	$-	$34,228	$-
MBS	4,183	-	4,183	-
U.S. Agency	10,172	-	10,172	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,413	-	4,413	-
Total available for sale securities	$53,033	$-	$53,033	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 were included in the tables below.

(dollars in thousands)	March 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,769	$-	$-	$3,769
Residential first mortgages	455	-	-	455
Residential rentals	499	-	-	499
Construction and land development	663	-	-	663
Commercial equipment	75	-	-	75
Total loans with impairment	$5,461	$-	$-	$5,461
Premises and equipment held for sale	$345	$-	$-	$345
Other real estate owned	$6,747	$-	$-	$6,747

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,275	$-	$-	$6,275
Residential first mortgages	468	-	-	468
Residential rentals	142	-	-	142
Construction and land development	673	-	-	673
Commercial loans	77	-	-	77
Total loans with impairment	$7,635	$-	$-	$7,635
Premises and equipment held for sale	$345	$-	$345	$-
Other real estate owned	$7,763	$-	$-	$7,763

Loans with impairment had unpaid principal balances of $7.7 million and $8.9 million at March 31, 2017 and December 31, 2016, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2017 and December 31, 2016.

March 31, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$5,461	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (23%)

Other real estate owned	$6,747	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (15%)

Premises and equipment held for sale	$345	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-25% (10%)

December 31, 2016

(dollars in thousands)

Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,365	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)

Other real estate owned	$7,763	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2017			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$57,042	$57,042	$-	$57,042	$-
Investment securities - HTM	104,965	104,236	998	103,238	-
FHLB Stock	7,703	7,703	-	7,703	-
Loans Receivable	1,104,369	1,067,088	-	-	1,067,088
Investment in BOLI	28,817	28,817	-	28,817	-

Liabilities
Savings, NOW and money market accounts	$611,804	$611,804	$-	$611,804	$-
Time deposits	439,985	440,711	-	440,711	-
Long-term debt	55,544	55,924	-	55,924	-
Short term borrowings	97,500	97,493	-	97,493	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$53,033	$53,033	$-	$53,033	$-
Investment securities - HTM	109,247	108,034	850	107,184	-
FHLB Stock	7,235	7,235	-	7,235	-
Loans Receivable	1,079,519	1,066,975	-	-	1,066,975
Investment in BOLI	28,625	28,625	-	28,625	-

Liabilities
Savings, NOW and money market accounts	$606,033	$606,033	$-	$606,033	$-
Time deposits	432,792	433,242	-	433,242	-
Long-term debt	65,559	66,302	-	66,302	-
Short term borrowings	79,000	78,984	-	78,984	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

At March 31, 2017 and December 31, 2016, the Company had outstanding loan commitments and standby letters of credit of $62.6 million and $67.0 million, respectively and $17.6 million and $17.7 million, respectively. Additionally, at March 31, 2017 and December 31, 2016, customers had $143.5 million and $135.3 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”). ASU 2014-09 - Revenue from Contracts with Customers (Topic 606); and additional guidance issued as follows: ASU No. 2016-08; ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20. In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The additional ASUs were issued to clarify ASC Topic 606 during 2016 and defer the original effective date. ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The effective date for the ASUs is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016.

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is evaluating the impact of the updates on the consolidated financial statements and believes the adoption will not have a material impact on the consolidated financial statement. The Company’s income from transactions in the scope of the update is insignificant.

ASU 2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015 and did not have an impact on the Company’s consolidated financial statements as of December 31, 2016.

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

ASU 2016-02 - Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has several lease agreements for its branch and loan production offices, which are currently considered operating leases, and not recognized on the Company’s consolidated balance sheet. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated balance sheet.as a right-of-use asset with a corresponding lease liability. The Company’s preliminary analysis is that there will be an impact to the Company’s consolidated balance sheet; however, the Company is continuing to evaluate the potential impact of ASU 2016-02 on the consolidated financial statements.

ASU 2016-05 - Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective on January 1, 2017 and did not have a significant impact on the consolidated financial statements because the Company’s current operations do not include derivative and hedging contracts.

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

The Company adopted the guidance on January 1, 2017 and the impact was insignificant to income tax expense and deferred tax assets. In addition, the Company has elected to recognize forfeitures as they occur instead of estimating forfeitures as the previous guidance required. The update will result in a slight increase in volatility on income tax expense, depending on the amount and timing of share-based compensation award activity, such as the vesting of stock awards and the exercise of stock options.

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

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU 2017-04 - Simplifying the Test for Goodwill Impairment (January 2017). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements as the Company does not presently have the intangible asset goodwill.

ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (March 2017). Under this new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., salary and employee benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., other noninterest expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient which will allow the Company to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities (March 2017). This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company reviewed its securities portfolio at March 31, 2017 and preliminarily determined the application of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company is evaluating the provisions of ASU No. 2017-08 to consider the impact of early adoption.

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of The Community Financial Corporation (the “Company”) and Community Bank of the Chesapeake (the “Bank”). These forward-looking statements are generally identified by use of the words and phrases such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “optimistic,” “plans,” “could”, or similar expressions.

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

Additional factors that may affect the Company’s results are discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) that was filed with the Securities and Exchange Commission.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At March 31, 2017 and December 31, 2016, the allowance for loan losses was $10.1 million and $9.9 million, respectively, or 0.91% and 0.91%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2016 and the discussion in this MD&A.

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

For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2016.

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

For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 12 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2016.

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

During 2016, the Company planned to increase the loan portfolio by at least 10% and control expenses. Due to the low interest rate environment for most of 2016, and its effect on net interest margin, the Company continued restructuring of operations to reduce costs. In the first quarter of 2016, the Company completed a redesign of the branch system. This redesign, combined with the closure of the King George facility allowed the Company to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company focused on reducing other expenses by streamlining internal processes and FTEs as well as by reviewing vendor relationships. The Company’s cost control efforts and continued asset growth created operating leverage1 and increased its earnings per share, return on average assets and return on equity.

The Company’s efficiency ratio2 improved in every quarter of 2016. The efficiency ratio improved from 73.67% for the fourth quarter of 2015 to 64.38% for the fourth quarter of 2016. Year over year, the efficiency ratio improved 395 basis points to 67.40% from 71.35% for the years ended December 31, 2016 and 2015, respectively. The rate of expense growth was controlled at 2.6% during 2016 compared to 8.3% expense growth in 2015.

During the year ended December 31, 2016 loan growth was very strong with end of period gross loans increasing $170.1 million, or 18.5% from $918.9 million at December 31, 2015 to $1,089.0 million at December 31, 2016. The increase in loan balances resulted in net interest income growing faster than operating expenses. Net interest income increased $3.4 million or 9.2%, compared to noninterest expense growth of $741,000 or 2.6%. The Company has a strong pipeline and is optimistic that continued loan growth, paired with expense control, should continue to increase operating leverage during 2017.

During the first quarter of 2017, the Company continued to increase profits recording its sixth consecutive quarter of earnings growth. Net income of $2.3 million for the three months ended March 31, 2017 increased $320,000 compared to $2.0 million of net income for the fourth quarter of 2016. Earnings per common share (diluted) at $0.51 increased $0.07 from $0.44 per common share (diluted) for the three months ended December 31, 2016. The Company’s returns on average assets and common stockholders’ equity for the first quarter of 2017 were 0.70% and 8.78%, respectively, compared to 0.62% and 7.68%, respectively, for the fourth quarter of 2016. The increase in net income from the fourth quarter of 2016 was the result of increased net interest income of $201,000 and a lower provision for loan losses of $290,000, partially offset by small variances in noninterest expense and noninterest income and higher income tax expense due to higher pretax earnings.

Net interest margin for the three months ended March 31, 2017 declined slightly compared to the fourth quarter of 2016, decreasing five basis points from 3.45% to 3.40%, respectively. The decrease was expected and attributable to slight yield compression in loans and an increase in the use of short-term FHLB wholesale funding in the first quarter of 2017. The majority of the loan yield compression was due to an increase in average residential first mortgages that were purchased during the fourth quarter of 2016. Commercial real estate yields remained stable at 4.42% during fourth quarter of 2016 and the first quarter of 2017.

The Company’s efficiency ratio continued to improve in the first quarter of 2017, decreasing to 63.89% for the three months ended March 31, 2017 from 64.38% for the three months ended December 31, 2016. In addition, the net operating expense ratio3 has been below 2.0% for two consecutive quarters decreasing to 1.94% for the first quarter of 2017 compared to 1.98% for the fourth quarter of 2016. The Company’s 2017 plan for 8%-10% loan growth and continued focus on controlling the growth of expenses could further increase operating leverage during 2017.

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

1 Operating leverage occurs when the Company increases its assets, and by extension its net interest income, while limiting increases in noninterest expense. In order for this to be effective, the Company must simultaneously pursue the following: increase the asset size while maintaining asset quality, increase funding at an economically viable cost, and control noninterest expense growth.

2 Efficiency Ratio - noninterest expense divided by the sum of net interest income and noninterest income.

3 Net Operating Expense Ratio - noninterest expense less noninterest income divided by average assets.

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

Interest rates were depressed for most of 2016, with the five and ten year U.S. Treasury rates falling to as low as 0.94% (July 2016) and 1.37% (July 2016). This had an impact on the Company’s net interest margin and asset yields, which declined during 2016. Lower Treasury and bond yields in the 5 to 10 year range during 2016 put negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the third quarter of 2016. The Company was able to offset margin compression with average interest-earning asset growth of $132.0 million, or 13.0%, to $1,145.5 million. During the fourth quarter of 2016, interest rates began to rise with both the five year and the ten year U.S. Treasury rates increasing to 1.93% and 2.45%, respectively as of December 30, 2016. In 2017, interest rates have continued to increase and the Federal Reserve raised the target federal funds rate in March 2017 from 0.75% to 1.00%.

The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to faster economic growth in our market and lower unemployment compared to the nation as a whole. In addition, the Bank’s entry into the greater Annapolis and Fredericksburg markets has provided the Bank with additional loan and deposit opportunities. These opportunities have led to significant organic growth from 2014 thru 2016.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2016 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)
	March 31, 2017	March 31, 2016
KEY OPERATING RATIOS
Return on average assets	0.70%	0.56%
Return on average common equity	8.78	6.37
Average total equity to average total assets	7.98	8.74
Interest rate spread	3.29	3.37
Net interest margin	3.40	3.50
Cost of funds	0.74	0.73
Cost of deposits	0.48	0.47
Cost of debt	2.24	2.71
Efficiency ratio	63.89	70.68
Non-interest expense to average assets	2.21	2.51
Net operating expense to average assets	1.94	2.21
Avg. int-earning assets to avg. int-bearing liabilities	116.29	117.79
Net charge-offs to average loans	0.05	0.16
COMMON SHARE DATA
Basic net income per common share	$0.51	$0.35
Diluted net income per common share	0.51	0.35
Cash dividends paid per common share	0.10	0.10
Weighted average common shares outstanding:
Basic	4,628,357	4,594,683
Diluted	4,630,398	4,624,603

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,356,073	$1,334,257	$21,816	1.6%
Gross loans	1,113,742	1,088,982	24,760	2.3
Classified Assets	36,458	39,246	(2,788)	(7.1)
Allowance for loan losses	10,109	9,860	249	2.5

Past due loans (PDLs) (31 to 89 days)	231	1,034	(803)	(77.7)
Nonperforming loans (NPLs) (>=90 days)	7,168	7,705	(537)	(7.0)

Non-accrual loans (a)	7,830	8,374	(544)	(6.5)
Accruing troubled debt restructures (TDRs) (b)	10,264	10,448	(184)	(1.8)
Other real estate owned (OREO)	6,747	7,763	(1,016)	(13.1)
Non-accrual loans, OREO and TDRs	$24,841	$26,585	$(1,744)	(6.6)
ASSET QUALITY RATIOS
Classified assets to total assets	2.69%	2.94%
Classified assets to risk-based capital	23.91	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	141.03	127.97
Past due loans (PDLs) to total loans	0.02	0.09
Nonperforming loans (NPLs) to total loans	0.64	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.66	0.80
Non-accrual loans to total loans	0.70	0.77
Non-accrual loans and TDRs to total loans	1.62	1.73
Non-accrual loans and OREO to total assets	1.07	1.21
Non-accrual loans, OREO and TDRs to total assets	1.83	1.99

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016
COMMON SHARE DATA
Book value per common share	$22.96	$22.54
Common shares outstanding at end of period	4,641,342	4,633,868
OTHER DATA
Full-time equivalent employees	165	162
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	8.91%	9.02%
Tier 1 common capital to risk-weighted assets	9.62	9.54
Tier 1 capital to risk-weighted assets	10.69	10.62
Total risk-based capital to risk-weighted assets	13.66	13.60

(a)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)At March 31, 2017 and December 31, 2016, the Bank had total TDRs of $14.8 million and $15.1 million, respectively, with $4.6 million and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Earnings Summary

Consolidated net income was $2.3 million for the three months ended March 31, 2017, an increase of $734,000 or 45.6%, compared to $1.6 million for the three months ended March 31, 2016. Earnings per common share (diluted) at $0.51 increased $0.16 from $0.35 per common share (diluted) for the three months ended March 31, 2016. The Company’s returns on average assets and common stockholders’ equity for the first quarter of 2017 were 0.70% and 8.78%, respectively, compared to 0.56% and 6.37%, respectively, for the first quarter of 2016. The $734,000 increase in earnings was attributable to increased net interest income of $1.3 million, a decrease to the provision for loan losses of $47,000 and increased noninterest income of $25,000, partially offset by, increased noninterest expense of $139,000 and income tax expense of $480,000.

The Company has pursued a strategy of increasing operating leverage over the last several years. This occurs when the Company increases its assets, and by extension its net interest income, while limiting increases in noninterest expense. In order for this to be effective, the Company must simultaneously pursue the following: increase the asset size while maintaining asset quality, increase funding at an economically viable cost, and control noninterest expense growth.

Pretax operating income increased $1.2 million, or 47.1%, to $3.8 million in the first quarter of 2017 compared to $2.6 million in the comparable quarter of 2016.

▪	The continued increase in operating income and operating leverage was primarily due to the following:

•	Net interest income was $10.7 million for the three months ended March 31, 2017, an increase of $1.3 million, or 13.6%, compared to the three months ended March 31, 2016.

o	Interest income increased $1.6 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $163.3 million to $1,082.4 million in the first quarter of 2017 from $919.1 million for the three months ended March 31, 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $329,000, which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances. The average balances of interest-bearing liabilities increased $167.1 million to $1,078.8 million in the first quarter of 2017 from $911.7 million for the three months ended March 31, 2016. In addition, the Company’s cost of funds, which includes noninterest-bearing funding, increased slightly by one basis point from the comparable period to 0.74% for the three months ended March 31, 2017.

•	The Company controlled expense growth. Noninterest expense increased $139,000, or 1.9%, to $7.4 million for the three months ended March 31, 2017 compared to the same quarter of the prior year.

First quarter 2017 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) to 1.94% and 63.89%, respectively, from 2.21% and 70.68%, respectively for the first quarter of 2016. The net operating expense and efficiency ratios improved in each successive quarter during 2016.

•	The Company’s asset quality has continued to improve, which has had a positive impact on pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $47,000, or 11.0%, to $380,000 for the three months ended March 31, 2017 compared to $427,000 for the three months ended March 31, 2016. In addition, OREO expenses decreased $106,000 in the three months ended March 31, 2017 from the comparable prior year period.

Classified assets and non-performing assets are trending down and have improved in each of the last five quarters. Non-accrual loans and OREO have decreased $6.8 million and as a percentage of assets to 1.07% of assets at March 31, 2017 compared to 1.82% at March 31, 2016. In addition, the Company’s loan delinquency ratio has decreased to 0.66% of total loans from 1.13% for the same time period in 2016.

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

Net interest income increased $1.3 million to $10.7 million for the three months ended March 31, 2017 compared to $9.4 million for the three months ended March 31, 2016. Net interest income increased from the comparable period due to interest-earning asset growth, primarily in loans, and the ability to fund the growth at a similar cost of funds. Average loans increased $163.3 million, or 17.8%, between the comparable periods. During the same timeframe, the Company’s cost of funds remained stable, increasing one basis point to 0.74% for the three months ended March 31, 2017 compared to 0.73% for the three months ended March 31, 2016.

The net interest margin was 3.40% for the three months ended March 31, 2017, a 10 basis point decrease from 3.50% for the three months ended March 31, 2016. The decrease in net interest margin was largely the result of lower yields on loans.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$11,970	$10,545	$1,425	13.5%
Taxable interest and dividends on investment securities	946	763	183	24.0%
Interest on deposits with banks	6	4	2	50.0%
Total Interest and Dividend Income	12,922	11,312	1,610	14.2%

Interest Expenses
Deposits	1,269	1,095	174	15.9%
Short-term borrowings	147	38	109	286.8%
Long-term debt	832	786	46	5.9%
Total Interest Expenses	2,248	1,919	329	17.1%

Net Interest Income (NII)	$10,674	$9,393	$1,281	13.6%

Interest and dividend income increased by $1.6 million to $12.9 million for the three months ended March 31, 2017 compared to $11.3 million for the three months ended March 31, 2016, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $1.8 million due to growth of $163.3 million in the average balance of loans from $919.1 million for the three months ended March 31, 2016 to $1,082.4 million for the three months ended March 31, 2017. Interest and dividend income on investments increased $185,000 during the first quarter of 2017 compared to the same period in the prior year as average interest-earning investment balances increased and average yields increased 23 basis points to 2.21%. These increases to net interest income were partially offset by a decrease in average loan yields, which declined 17 basis points from 4.59% for the three months ended March 31, 2016 to 4.42% for the three months ended March 31, 2017, which resulted in a decrease in interest and dividend income of $381,000.

The reduction of overall loans yields was impacted by growth of the lower-yielding residential first mortgage portfolio over the last twelve months. Residential first mortgage yields decreased 46 basis points from 4.28% for the three months ended March 31, 2016 to 3.82% for the three months ended March 31, 2017. Additionally, average residential first mortgage balances as a percentage of the total loan portfolio increased from 14.5% for the three months ended March 31, 2016 to 16.1% for the three months ended March 31, 2017. Conversely, commercial real estate yields decreased modestly seven basis points from 4.49% for the three months ended March 31, 2016 to 4.42%s for the first quarter of 2017. Based on the Company’s intentions to slow the growth of the residential first mortgage portfolio during 2017 in favor of more commercial loan growth, overall loan yields could be positively impacted during 2017.

Interest expense increased $329,000 to $2.2 million for the three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016, due to an increase in the average balances of interest-bearing liabilities and a slight change in the composition of interest-bearing liabilities between the comparable periods. The cost of funds and deposits averaged 0.74% and 0.48%, respectively, for the three months ended March 31, 2017, an increase of one basis point for both averages compared to the first quarter of 2016. During the three months ended March 31, 2017, interest expense increased $285,000 caused by larger average balances of interest-bearing transaction deposit accounts, time deposits and debt compared to the same quarter of 2016. Additionally, interest expense increased $44,000, due to increased rates on certificates of deposits, short-term borrowings and TRUPs interest which is indexed to 90 day LIBOR.

The Company continued to make progress in controlling deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended March 31, 2017 increased $79.2 million, or 15.1%, to $605.7 million compared to $526.5 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits increased from 57.0% for the three months ended March 31, 2016 to 57.9% for the three months ended March 31, 2017.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended March 31,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$51,419	0.05%	$46,596	0.10%
Interest-bearing demand and money market accounts	412,077	0.30%	346,838	0.29%
Certificates of deposit	440,527	0.87%	396,502	0.84%
Total interest-bearing deposits	904,023	0.56%	789,936	0.55%
Noninterest-bearing demand deposits	142,189		133,021
	$1,046,212	0.48%	$922,957	0.47%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	(Dollars in thousands)
	For the Three Months Ended March 31,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$904,023	0.56%	74.04%	$789,936	0.55%	75.62%
Debt	174,760	2.24%	14.31%	121,716	2.71%	11.65%
Total Interest-Bearing Liabilities	1,078,783	0.83%	88.35%	911,652	0.84%	87.27%
Noninterest-bearing demand deposits	142,189		11.65%	133,021		12.73%
Total Funds	$1,220,972	0.74%	100.00%	$1,044,673	0.73%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2017 and 2016, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended March 31,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$668,356	$7,388	4.42%	$554,747	$6,225	4.49%
Residential first mortgages	174,332	1,665	3.82%	132,868	1,421	4.28%
Residential rentals	101,199	1,157	4.57%	93,997	1,095	4.66%
Construction and land development	38,591	430	4.46%	38,535	438	4.55%
Home equity and second mortgages	20,990	217	4.14%	21,642	224	4.14%
Commercial and equipment loans	88,577	1,104	4.99%	85,550	1,133	5.30%
Consumer loans	424	9	8.49%	393	9	9.16%
Allowance for loan losses	(10,068)	-	0.00%	(8,674)	-	0.00%
Loan portfolio (1)	1,082,401	11,970	4.42%	919,058	10,545	4.59%
Investment securities, federal funds sold and interest-bearing deposits	172,131	952	2.21%	154,781	767	1.98%
Total Interest-Earning Assets	1,254,532	12,922	4.12%	1,073,839	11,312	4.21%
Cash and cash equivalents	11,289			9,312
Other assets	71,993			71,331
Total Assets	$1,337,814			$1,154,482

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$51,419	$6	0.05%	$46,596	$12	0.10%
Interest-bearing demand and money market accounts	412,077	308	0.30%	346,838	255	0.29%
Certificates of deposit	440,527	954	0.87%	396,502	828	0.84%
Long-term debt	61,882	366	2.37%	51,926	345	2.66%
Short-term borrowings	77,878	147	0.76%	34,790	38	0.44%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	108	3.60%	12,000	82	2.73%
Total Interest-Bearing Liabilities	1,078,783	2,248	0.83%	911,652	1,919	0.84%
Noninterest-bearing demand deposits	142,189			133,021
Other liabilities	10,101			8,865
Stockholders' equity	106,741			100,944
Total Liabilities and Stockholders' Equity	$1,337,814			$1,154,482

Net interest income		$10,674			$9,393
Interest rate spread			3.29%			3.37%
Net yield on interest-earning assets			3.40%			3.50%
Ratio of average interest-earning assets to average interest bearing liabilities			116.29%			117.79%
Cost of funds			0.74%			0.73%
Cost of deposits			0.48%			0.47%
Cost of debt			2.24%			2.71%

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

	For the Three Months Ended March 31, 2017
	compared to the Three Months Ended
	March 31, 2016
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,806	$(381)	$1,425
Investment securities, federal funds sold and interest bearing deposits	96	89	185
Total interest-earning assets	$1,902	$(292)	$1,610

Interest-bearing liabilities:
Savings	1	(7)	(6)
Interest-bearing demand and money market accounts	49	4	53
Certificates of deposit	95	31	126
Long-term debt	59	(38)	21
Short-term borrowings	81	28	109
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	26	26
Total interest-bearing liabilities	$285	$44	$329
Net change in net interest income	$1,617	$(336)	$1,281

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Provision for loan losses	$380	$427	$(47)	(11.0%)

The provision for loan losses decreased $47,000 to $380,000 for the three months ended March 31, 2017 compared to $427,000 for the three months ended March 31, 2016. Net charge-offs for the quarter decreased $244,000 from $376,000 for the three months ended March 31, 2016 to $132,000 for the three months ended March 31, 2017. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. Overall, these changes resulted in a lower provision for loan losses for the comparable periods.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$47	$61	$(14)	(23.0%)
Net gains on sale of OREO	27	5	22	440.0%
Income from bank owned life insurance	191	196	(5)	(2.6%)
Service charges	610	588	22	3.7%
Total Noninterest Income	$875	$850	$25	2.9%

Noninterest income was flat at $875,000 for the three months ended March 31, 2017 compared to $850,000 for the three months ended March 31, 2016.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$4,313	$4,152	$161	3.9%
OREO valuation allowance and expenses	195	301	(106)	(35.2%)
Other operating expenses	2,871	2,787	84	3.0%
Total Noninterest Expense	$7,379	$7,240	$139	1.9%

	Three Months Ended March 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,313	$4,152	$161	3.9%
Occupancy expense	653	589	64	10.9%
Advertising	108	63	45	71.4%
Data processing expense	577	554	23	4.2%
Professional fees	337	425	(88)	(20.7%)
Depreciation of furniture, fixtures, and equipment	199	196	3	1.5%
Telephone communications	51	44	7	15.9%
Office supplies	32	43	(11)	(25.6%)
FDIC Insurance	166	243	(77)	(31.7%)
OREO valuation allowance and expenses	195	301	(106)	(35.2%)
Other	748	630	118	18.7%
Total Noninterest Expense	$7,379	$7,240	$139	1.9%

Noninterest expense averaged just below $7.3 million per quarter during 2016. The Company focused during the prior year on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. These efforts resulted in a reduction in nine FTEs, from 171 employees to 162 employees, during the year ended December 31, 2016. The Company’s strategy to create operating leverage through continued asset growth combined with controlling the growth in expenses will continue during 2017.

For the three months ended March 31, 2017, noninterest expense increased 1.9%, or $139,000, to $7.4 million from $7.2 million for the comparable period in 2016. Salary and benefit costs have increased from the comparable period due to modest increases in base compensation and higher self-insured health insurance claims. Occupancy expense increased mainly as a result of scheduled lease rent increases. Additionally, the current quarter increase was impacted by the timing of planned advertising campaigns. The Company’s efficiency ratio for the three months ended March 31, 2017 and 2016 was 63.89% and 70.68%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the three months ended March 31, 2017 and 2016 was 1.94% and 2.21%, respectively. These ratios have improved in each successive quarter since the three months ended December 31, 2015.

Income Tax Expense

For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $1.4 million and $968,000, respectively. The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 38.21% and 37.58%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income and an increase in state income taxes due to higher Bank net income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016

Assets

Total assets at March 31, 2017 were $1.36 billion, an increase of $21.8 million or 6.4% annualized growth, compared to total assets of $1.33 billion at December 31, 2016. The increase in total assets was primarily attributable to growth in loans. Net loans increased $24.9 million, or 9.2% annualized growth, from $1,079.5 million at December 31, 2016 to $1,104.4 million at March 31, 2017, principally due to increases in loans secured by commercial real estate and residential first mortgages. The differences in allocations between the cash and investment categories reflect operational needs. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

	March 31, 2017
(dollars in thousands)	(Unaudited)	December 31, 2016	$ Change	% Change

Cash and due from banks	$9,301	$9,948	$(647)	(6.5%)
Interest-bearing deposits with banks	1,487	1,315	172	13.1%
Securities available for sale (AFS), at fair value	57,042	53,033	4,009	7.6%
Securities held to maturity (HTM), at amortized cost	104,965	109,247	(4,282)	(3.9%)
FHLB and FRB stock - at cost	7,703	7,235	468	6.5%
Loans receivable - net of ALLL	1,104,369	1,079,519	24,850	2.3%
Premises and equipment, net	22,246	22,205	41	0.2%
Premises and equipment held for sale	345	345	-	0.0%
Other real estate owned (OREO)	6,747	7,763	(1,016)	(13.1%)
Accrued interest receivable	4,023	3,979	44	1.1%
Investment in bank owned life insurance	28,817	28,625	192	0.7%
Other assets	9,028	11,043	(2,015)	(18.2%)
Total Assets	$1,356,073	$1,334,257	$21,816	1.6%

The following is a breakdown of the Company’s loan portfolio at March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017%		December 31, 2016%

Commercial real estate	$677,205	60.79%	$667,105	61.25%
Residential first mortgages	178,903	16.06%	171,004	15.70%
Residential rentals	100,891	9.06%	101,897	9.36%
Construction and land development	37,761	3.39%	36,934	3.39%
Home equity and second mortgages	21,392	1.92%	21,399	1.97%
Commercial loans	55,091	4.95%	50,484	4.64%
Consumer loans	439	0.04%	422	0.04%
Commercial equipment	42,060	3.78%	39,737	3.65%
	1,113,742	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(736)	-0.07%	(397)	-0.04%
Allowance for loan losses	10,109	0.91%	9,860	0.91%
	9,373		9,463
	$1,104,369		$1,079,519

Asset Quality

The following tables show asset quality ratios at March 31, 2017 and December 31, 2016.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,356,073	$1,334,257	$21,816	1.6%
Gross loans	1,113,742	1,088,982	24,760	2.3
Classified Assets	36,458	39,246	(2,788)	(7.1)
Allowance for loan losses	10,109	9,860	249	2.5

Past due loans (PDLs) (31 to 89 days)	231	1,034	(803)	(77.7)
Nonperforming loans (NPLs) (>=90 days)	7,168	7,705	(537)	(7.0)

Non-accrual loans (a)	7,830	8,374	(544)	(6.5)
Accruing troubled debt restructures (TDRs) (b)	10,264	10,448	(184)	(1.8)
Other real estate owned (OREO)	6,747	7,763	(1,016)	(13.1)
Non-accrual loans, OREO and TDRs	$24,841	$26,585	$(1,744)	(6.6)
ASSET QUALITY RATIOS
Classified assets to total assets	2.69%	2.94%
Classified assets to risk-based capital	23.91	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	141.03	127.97
Past due loans (PDLs) to total loans	0.02	0.09
Nonperforming loans (NPLs) to total loans	0.64	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.66	0.80
Non-accrual loans to total loans	0.70	0.77
Non-accrual loans and TDRs to total loans	1.62	1.73
Non-accrual loans and OREO to total assets	1.07	1.21
Non-accrual loans, OREO and TDRs to total assets	1.83	1.99

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)  At March 31, 2017 and December 31, 2016, the Bank had total TDRs of $14.8 million and $15.1 million, respectively, with $4.6 million and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets have decreased from 1.83% at December 31, 2015, to 1.21% at December 31, 2016, and to 1.07% at March 31, 2017. Non-accrual loans, OREO and TDRs to total assets decreased from 2.98% at December 31, 2015, to 1.99% at December 31, 2016, and to 1.83% at March 31, 2017.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2017 and December 31, 2016, 2015, 2014 and 2013, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 3/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013
Classified loans
Substandard	$28,920	$30,463	$31,943	$46,735	$47,645
Doubtful	-	137	861	-	-
Loss	-	-	-	-	-
Total classified loans	28,920	30,600	32,804	46,735	47,645
Special mention loans	1,374	-	1,642	5,460	9,246
Total classified and special mention	$30,294	$30,600	$34,446	$52,195	$56,891

Classified loans	28,920	30,600	32,804	46,735	47,645
Classified securities	791	883	1,093	1,404	2,438
Other real estate owned	6,747	7,763	9,449	5,883	6,797
Total classified assets	$36,458	$39,246	$43,346	$54,022	$56,880

Total classified assets as a percentage of total assets	2.69%	2.94%	3.79%	4.99%	5.56%
Total classified assets as a percentage of Risk Based Capital	23.91%	26.13%	30.19%	39.30%	43.11%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $544,000 from $8.4 million or 0.77% of total loans at December 31, 2016 to $7.8 million or 0.70% of total loans at March 31, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

Non-accrual loans at March 31, 2017 included $6.2 million, or 79% of non-accrual loans, attributed to 11 loans representing six customer relationships. Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships. Non-accrual loans included five troubled debt restructures (“TDRs”) totaling $4.6 million at March 31, 2017 and six troubled debt restructures (“TDRs”) totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $1.3 million from $8.7 million, or 0.80% of loans, at December 31, 2016 to $7.4 million, or 0.66% of loans, at March 31, 2016.

TDRs decreased $278,000 from $15.1 million at December 31, 2016 to $14.8 million at March 31, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $848,000 on 10 TDRs totaling $5.9 million at March 31, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,520	9	$9,587	8
Residential first mortgages	542	2	545	2
Residential rentals	225	1	227	1
Construction and land development	3,777	4	3,777	4
Commercial loans	668	3	872	5
Commercial equipment	111	2	113	2
Total TDRs	$14,843	21	$15,121	22
Less: TDRs included in non-accrual loans	(4,579)	(5)	(4,673)	(6)
Total accrual TDR loans	$10,264	16	$10,448	16

The allowance for loan losses was 0.91% of gross loans at March 31, 2017 and December 31, 2016. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at March 31, 2017 and December 31, 2016, respectively:

(dollar in thousands)	March 31, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans

General Allowance	$8,444	0.76%	$8,571	0.79%
Specific Allowance	1,665	0.15%	1,289	0.12%
Total Allowance	$10,109	0.91%	$9,860	0.91%

The historical loss experience factor is tracked over various time horizons for each portfolio segment. The following table provides net charge-offs as a percentage of average loans for the three months ended March 31, 2017 and 2016, respectively, and a five-year trend:

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2017	2016	2016	2015	2014	2013	2012
Average loans	$1,082,401	$919,058	$988,288	$874,186	$819,381	$741,369	$719,798
Net charge-offs	132	376	1,039	1,374	2,309	1,049	1,937
Net charge-offs to average loans	0.05%	0.16%	0.11%	0.16%	0.28%	0.14%	0.27%

The OREO balance was $6.7 million at March 31, 2017, a decrease of $1.1 million compared to $7.8 million at December 31, 2016. This decrease consisted of valuation allowances of $196,000 to adjust properties to current appraised values and $820,000 in disposals. There were no OREO additions during the first quarter of 2017. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At March 31, 2017, 99%, or $156.7 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $156.9 million, at December 31, 2016. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Classified securities decreased $92,000 from $883,000 at December 31, 2016 to $791,000 at March 31, 2017.

Gross unrealized losses on HTM and AFS securities decreased from $3.3 million at December 31, 2016 to $2.6 million at March 31, 2017 (see Note 5 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2017 and December 31, 2016 for AFS securities were $1.4 million and $1.6 million, respectively, of amortized cost of $58.4 million and $54.6 million, respectively. Gross unrealized losses at March 31, 2017 and December 31, 2016 for HTM securities were $1.3 million and $1.7 million, respectively, of amortized cost of $105.0 million and $109.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

	March 31, 2017
(dollars in thousands)	(Unaudited)	December 31, 2016	$ Change	% Change
Deposits
Non-interest-bearing deposits	$149,410	$144,877	$4,533	3.1%
Interest-bearing deposits	902,379	893,948	8,431	0.9%
Total deposits	1,051,789	1,038,825	12,964	1.2%
Short-term borrowings	97,500	79,000	18,500	23.4%
Long-term debt	55,544	65,559	(10,015)	(15.3%)
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	9,674	11,447	(1,773)	(15.5%)
Total Liabilities	$1,249,507	$1,229,831	$19,676	1.6%

Deposits and Borrowings

Deposits increased by 5.0% annualized, or $13.0 million, to $1,051.8 million at March 31, 2017 compared to $1,038.8 million at December 31, 2016. The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits at March 31, 2017 and December 31, 2016 were $130.3 million and $131.0 million, respectively. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits at March 31, 2017 and December 31, 2016 were $67.5 million and $70.7 million, respectively.

Details of the Company’s deposit portfolio at March 31, 2017 and December 31, 2016 are presented below:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$149,410	14.21%	$144,877	13.95%
Interest-bearing:
Demand	155,964	14.83%	162,823	15.67%
Money market deposits	253,531	24.10%	248,049	23.88%
Savings	52,899	5.03%	50,284	4.84%
Certificates of deposit	439,985	41.83%	432,792	41.66%
Total interest-bearing	902,379	85.79%	893,948	86.05%

Total Deposits	$1,051,789	100.00%	$1,038,825	100.00%

Transaction accounts	$611,804	58.17%	$606,033	58.34%

Long-term debt and short-term borrowings increased $8.5 million from $144.6 million at December 31, 2016 to $153.1 million at March 31, 2017. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At March 31, 2017 and December 31, 2016, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

	March 31, 2017
(dollars in thousands)	(Unaudited)	December 31, 2016	$ Change	% Change

Common Stock at par of $0.01	$46	$46	$-	0.0%
Additional paid in capital	47,511	47,377	134	0.3%
Retained earnings	59,979	58,100	1,879	3.2%
Accumulated other comprehensive loss	(801)	(928)	127	(13.7%)
Unearned ESOP shares	(169)	(169)	-	0.0%
Total Stockholders' Equity	$106,566	$104,426	$2,140	2.0%

During the three months ended March 31, 2017, stockholders’ equity increased $2.1 million to $106.6 million. The increase in stockholders’ equity was due to net income of $2.3 million, a current year decrease in accumulated other comprehensive loss of $127,000 and net stock related activities related to stock-based compensation of $121,000. These increases to capital were partially offset by quarterly common dividends paid of $450,000. Common stockholders' equity of $106.6 million at March 31, 2017 resulted in a book value of $22.96 per common share compared to $22.54 at December 31, 2016. The Company remains well-capitalized at March 31, 2017 with a Tier 1 capital to average assets ratio of 8.91%.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

Liquidity

Liquidity is defined as the ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to loan customers are other factors affecting the Bank’s and the Company’s liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting the Bank’s and the Company’s liquidity positions.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include the ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2016.

The Company’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2017 totaled $10.8 million, an decrease of $475,000, or 4.2%, from the December 31, 2016 total of $11.3 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Company has substantial sources of funds available from other sources.

During the three months ended March 31, 2017, all financing activities provided $21.0 million in cash compared to $32.4 million in cash for the same period in 2016. The Company was provided $11.4 million less cash from financing activities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to less growth in deposits of $30.7 million partially offset by net increases of $19.0 million in long-term debt and short-term borrowings.

During the three months ended March 31, 2017, all investing activities used $25.2 million in cash compared to $35.0 million in cash used for the same period in 2016. The decrease in cash used of $9.8 million was primarily the result of net decreases in cash used of $5.8 million for securities transactions, $2.2 million for purchases of premises and equipment and $3.8 million from loan activities. The securities portfolio’s amortized cost basis remained flat in the first quarter of 2017 compared to December 31, 2016. The Company reinvested principal returned from securities in the first quarter of 2017, using only $79,000 of cash. In the three months ended March 31, 2016, net purchases of securities used cash of $5.9 million. The Company purchased more premises and equipment in the first three months of 2016 compared to the same period in 2017, mainly due to the construction of a new branch in downtown Fredericksburg, Virginia during the first half of 2016. Cash used decreased as principal received on loans for the three months ended March 31, 2017 increased over the prior year comparable period. Principal collected on loans increased $8.6 million from $50.8 million for the three months ended March 31, 2016 to $59.4 million for the three months ended March 31, 2017. These decreases in the use of cash were partially offset by increases in the use of cash for the funding of loans originated, which increased $4.8 million from $79.9 million for the three months ended March 31, 2016 to $84.7 million for the three months ended March 31, 2017. Additionally, proceeds received from the from the sale of the King George branch premises and equipment and the sale of OREO decreased $2.0 million from $2.7 million for the three months ended March 31, 2016 to $646,000 for the three months ended March 31, 2017.

Operating activities provided cash of $3.7 million, or $2.1 more cash, for the three months ended March 31, 2017 compared to $1.6 million of cash provided for the same period of 2016.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of March 31, 2017 and December 31, 2016, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(15.00%)	(10.00%)	(10.00%)

March 31, 2017	(2.39%)	(1.12%)	(2.98%)
December 31, 2016	(2.19%)	(1.10%)	1.51%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(20.00%)	(10.00%)	(10.00%)

March 31, 2017	(14.71%)	(6.79%)	12.93%
December 31, 2016	(13.22%)	(5.64%)	0.63%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of March 31, 2017, 188,558 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows that there were no repurchases during the three months ended March 31, 2017.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - 31, 2017	-	$-	-	188,558
February 1 - 28, 2017	-	-	-	188,558
March 1 - 31, 2017	-	-	-	188,558
Total	-	$-	-	188,558

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 3, 2017	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 3, 2017	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

