Form 10-Q
period 2017-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2017-08-08
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes☐          No ☒

As of July 28, 2017, the registrant had 4,649,302 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2017
(dollars in thousands, except per share amounts)	(Unaudited)	December 31, 2016
Assets
Cash and due from banks	$14,982	$9,948
Interest-bearing deposits with banks	1,338	1,315
Securities available for sale (AFS), at fair value	54,288	53,033
Securities held to maturity (HTM), at amortized cost	106,842	109,247
Federal Home Loan Bank (FHLB) stock - at cost	7,745	7,235
Loans receivable - net of allowance for loan losses of $10,434 and $9,860	1,132,429	1,079,519
Premises and equipment, net	22,042	22,205
Premises and equipment held for sale	-	345
Other real estate owned (OREO)	9,154	7,763
Accrued interest receivable	4,212	3,979
Investment in bank owned life insurance	29,011	28,625
Other assets	10,645	11,043
Total Assets	$1,392,688	$1,334,257

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$154,962	$144,877
Interest-bearing deposits	932,844	893,948
Total deposits	1,087,806	1,038,825
Short-term borrowings	88,500	79,000
Long-term debt	65,529	65,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	6,560	11,447
Total Liabilities	1,283,395	1,229,831

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,648,199 and 4,633,868 shares, respectively	46	46
Additional paid in capital	47,847	47,377
Retained earnings	62,058	58,100
Accumulated other comprehensive loss	(489)	(928)
Unearned ESOP shares	(169)	(169)
Total Stockholders' Equity	109,293	104,426
Total Liabilities and Stockholders' Equity	$1,392,688	$1,334,257

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts )	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$12,410	$11,170	$24,380	$21,715
Interest and dividends on investment securities	973	752	1,919	1,515
Interest on deposits with banks	12	6	18	10
Total Interest and Dividend Income	13,395	11,928	26,317	23,240

Interest Expense
Deposits	1,403	1,182	2,671	2,277
Short-term borrowings	283	49	430	87
Long-term debt	776	802	1,609	1,588
Total Interest Expense	2,462	2,033	4,710	3,952

Net Interest Income	10,933	9,895	21,607	19,288
Provision for loan losses	376	564	756	991
Net Interest Income After Provision For Loan Losses	10,557	9,331	20,851	18,297

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	9	102	56	163
Gain on sale of asset	47	4	47	4
Net gains (losses) on sale of OREO	9	(448)	36	(443)
Net gains on sale of investment securities	133	39	133	39
Income from bank owned life insurance	194	198	385	394
Service charges	660	882	1,270	1,470
Total Noninterest Income	1,052	777	1,927	1,627

Noninterest Expense
Salary and employee benefits	4,198	4,197	8,511	8,349
Occupancy expense	658	636	1,311	1,225
Advertising	140	156	248	219
Data processing expense	634	580	1,211	1,134
Professional fees	598	380	935	805
Depreciation of furniture, fixtures, and equipment	204	206	403	402
Telephone communications	45	46	96	90
Office supplies	28	29	60	72
FDIC Insurance	161	184	327	427
OREO valuation allowance and expenses	145	105	340	406
Other	719	773	1,467	1,403
Total Noninterest Expense	7,530	7,292	14,909	14,532

Income before income taxes	4,079	2,816	7,869	5,392
Income tax expense	1,536	1,078	2,984	2,046
Net Income	$2,543	$1,738	$4,885	$3,346

Earnings Per Common Share
Basic	$0.55	$0.38	$1.05	$0.73
Diluted	$0.55	$0.38	$1.05	$0.72
Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016

Net Income	$2,543	$1,738	$4,885	$3,346
Net unrealized holding gains arising during period, net of tax expense of $206 and $55, and $289 and $210, respectively.	318	86	445	325
Reclassification adjustment for gains included in net income, net of tax benefit of $(3) and $(10), and $(3)and $(10), respectively.	(6)	(20)	(6)	(20)
Comprehensive Income	$2,855	$1,804	$5,324	$3,651

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2017	2016

Cash Flows from Operating Activities
Net income	$4,885	$3,346
Adjustments to reconcile net income to net cash provided by operating activities

Provision for loan losses	756	991
Depreciation and amortization	806	746
Net (gains) loss on the sale of OREO	(36)	443
Gains on sales of investment securities	(133)	(39)
Gain on sale of asset	(47)	(4)
Net amortization of premium/discount on investment securities	199	268
Increase in OREO valuation allowance	313	262
Increase in cash surrender of bank owned life insurance	(386)	(394)
Increase in deferred income tax benefit	(616)	(115)
Increase in accrued interest receivable	(233)	(268)
Stock based compensation	284	160
Increase (decrease) in net deferred loan premiums	(456)	705
Decrease in accrued expenses and other liabilities	(4,887)	(1,061)
Decrease (increase) in other assets	751	(467)
Net Cash Provided by Operating Activities	1,200	4,573

Cash Flows from Investing Activities
Purchase of AFS investment securities	(7,653)	(9,611)
Proceeds from redemption or principal payments of AFS investment securities	3,369	2,912
Purchase of HTM investment securities	(10,082)	(9,963)
Proceeds from maturities or principal payments of HTM investment securities	8,905	10,688
Net (decrease) increase of FHLB and FRB stock	(510)	1,927
Loans originated or acquired	(182,660)	(193,983)
Principal collected on loans	126,878	103,627
Purchase of premises and equipment	(638)	(3,408)
Proceeds from sale of OREO	903	2,630
Proceeds from sale of HTM investment securities	3,569	710
Proceeds from sale of AFS investment securities	3,702	2,464
Proceeds from disposal of asset	387	2,015

Net Cash Used in Investing Activities	(53,830)	(89,992)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Six Months Ended June 30,
(dollars in thousands)	2017	2016

Cash Flows from Financing Activities
Net increase in deposits	$48,981	$86,576
Proceeds from long-term debt	10,000	15,000
Payments of long-term debt	(10,030)	(5,029)
Net increase (decrease) in short term borrowings	9,500	(8,000)
Exercise of stock options	137	-
Dividends paid	(901)	(908)
Repurchase of common stock	-	(336)
Net Cash Provided by Financing Activities	57,687	87,303
Increase in Cash and Cash Equivalents	$5,057	$1,884
Cash and Cash Equivalents - January 1	11,263	11,139
Cash and Cash Equivalents - June 30	$16,320	$13,023

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$4,700	$3,920
Income taxes	$3,450	$2,175

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$203	$464
Transfer from loans to OREO	$2,772	$2,718
Financed amount of sale of OREO	$200	$1,830
Transfer of OREO to Fixed Assets	$-	$372

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2016 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2016 Annual Report. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been reclassified to conform to the 2017 presentation.

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

During the second quarter of 2017, the Company announced the closing of its Central Park Fredericksburg branch. The branch is expected to close in the third quarter of 2017. This location will continue to serve as a loan production office and the branch closure will not have a material effect on operations. Current branch employees will fill open positions in the Company.

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

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three and six months ended June 30, 2017 and 2016. The Company’s “other comprehensive” income was solely related to securities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$524	$206	$318	$141	$55	$86
Reclassification adjustments	(9)	(3)	(6)	(30)	(10)	(20)
Other comprehensive income	$515	$203	$312	$111	$45	$66

	Six Months Ended June 30, 2017			Six Months Ended June, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$734	$289	$445	$535	$210	$325
Reclassification adjustments	(9)	(3)	(6)	(30)	(10)	(20)
Other comprehensive income	$725	$286	$439	$505	$200	$305

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(801)	$(12)	$(928)	$(251)
Other comprehensive gains, net of tax before reclassifications	318	86	445	325
Amounts reclassified from accumulated other comprehensive loss	(6)	(20)	(6)	(20)
Net other comprehensive income	312	66	439	305
End of period	$(489)	$54	$(489)	$54

NOTE 5 – EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At June 30, 2017 and 2016, there were 0 and 21,111 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net Income	$2,543	$1,738	$4,885	$3,346

Average number of common shares outstanding	4,632,911	4,590,444	4,630,647	4,592,563
Dilutive effect of common stock equivalents	2,572	27,350	3,073	28,636
Average number of shares used to calculate diluted EPS	4,635,483	4,617,794	4,633,720	4,621,199

Earnings Per Common Share
Basic	$0.55	$0.38	$1.05	$0.73
Diluted	0.55	0.38	1.05	0.72

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

Stock-based compensation expense totaled $171,000 and $284,000, respectively, for the three and six months ended June 30, 2017 and $79,000 and $160,000, respectively, for the three and six months ended June 30, 2016. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

All outstanding options are fully vested and the Company has not granted any stock options since 2007. All outstanding options as of June 30, 2017 expire on July 17, 2017. The fair value of the Company’s outstanding employee stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Company estimates expected market price volatility and expected term of the options based on historical data and other factors.

The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize outstanding and exercisable options at June 30, 2017 and December 31, 2016.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2017	15,081	$27.70	$-
Exercised	(13,181)	27.70	123
Forfeited	(500)	27.70	-

Outstanding at June 30, 2017	1,400	$27.70	$15	0.3

Exercisable at June 30, 2017	1,400	$27.70	$15	0.3

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(6,130)	27.70

Outstanding at December 31, 2016	15,081	$27.70	$20	0.5

Exercisable at December 31, 2016	15,081	$27.70	$20	0.5

Options outstanding are all currently exercisable and are summarized as follows:

Shares Outstanding	Weighted Average	Weighted Average
June 30, 2017	Remaining Contractual Life	Exercise Price
1,400	less than 1 year	$27.70

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $15,000 at June 30, 2017 and $20,000 at December 31, 2016. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $38.50 and $29.00 per share at June 30, 2017 and December 31, 2016, respectively, and the exercise price multiplied by the number of options outstanding.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of June 30, 2017 and December 31, 2016, unrecognized stock compensation expense was $751,000 and $810,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at June 30, 2017 and December 31, 2016, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(20,271)	20.09
Cancelled	(86)	20.75

Nonvested at June 30, 2017	34,276	$22.53

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at December 31, 2016	47,881	$20.41

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2017	2016	2016
Balance at beginning of year	$7,763	$9,449	$9,449
Additions of underlying property	2,772	2,718	3,120
Disposals of underlying property	(1,068)	(3,445)	(3,860)
Transfers to premises and equipment	-	-	(372)
Valuation allowance	(313)	(262)	(574)
Balance at end of period	$9,154	$8,460	$7,763

During the six months ended June 30, 2017, additions of $2.8 million to OREO were related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. The Company disposed of four residential properties and multiple residential lots for proceeds of $1.1 million and a gain of $36,000 for the six months ended June 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

During the six months ended June 30, 2016, additions of $2.7 million consisted of $577,000 for a residential property and $2.1 million for a deed in lieu of foreclosure on an improved commercial office building with multiple tenants. The Company recognized net losses on OREO disposals of $443,000 for the six months ended June 30, 2016. Disposals for the six months ended June 30, 2016 consisted of properties with the following carrying values; $106,000 for three residential lots, $166,000 for one residential property, $875,000 for three commercial properties and $2.2 million for an apartment and condominium property. The Bank provided financing for the apartment and condominium purchase which qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

The Company had $742,000 and $353,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2017 and December 31, 2016, respectively.

Additions to the valuation allowances of $313,000 and $262,000 were taken to adjust properties to current appraised values for the six months ended June 30, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Valuation allowance	$117	$7	$313	$262
Operating expenses	28	98	27	144
	$145	$105	$340	$406

NOTE 10 – SECURITIES

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$6,229	$-	$83	$6,146
Residential Collateralized Mortgage Obligations ("CMOs")	34,185	16	595	33,606
U.S. Agency	10,213	-	198	10,015
Corporate equity securities	37	-	-	37
Bond mutual funds	4,432	52	-	4,484
Total securities available for sale	$55,096	$68	$876	$54,288

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$30,612	$413	$74	$30,951
Residential CMOs	60,500	190	449	60,241
U.S. Agency	8,970	7	102	8,875
Asset-backed securities issued by Others:
Residential CMOs	740	-	62	678
Callable GSE Agency Bonds	5,020	10	-	5,030
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$106,842	$620	$687	$106,775

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$4,377	$-	$194	$4,183
Residential CMOs	35,176	18	966	34,228
U.S. Agency	10,589	-	417	10,172
Corporate equity securities	37	-	-	37
Bond mutual funds	4,386	27	-	4,413
Total securities available for sale	$54,565	$45	$1,577	$53,033

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,735	$367	$569	$34,533
Residential CMOs	63,060	135	802	62,393
U.S. Agency	6,717	-	253	6,464
Asset-backed securities issued by Others:
Residential CMOs	884	-	81	803
Callable GSE Agency Bonds	3,001	-	10	2,991
U.S. government obligations	850	-	-	850
Total securities held to maturity	$109,247	$502	$1,715	$108,034

At June 30, 2017, securities with an amortized cost of $25.4 million were pledged to secure certain customer deposits. At June 30, 2017, securities with an amortized cost of $4.3 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2017, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.57 years and average duration of 4.11 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.69 years and average duration of 4.20 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made for the six months ended June 30, 2017 and the year ended December 31, 2016.

During the six months ended June 30, 2017 the Company recognized net gains on the sale of securities of $133,000. The Company sold three AFS securities with aggregate carrying values of $3.6 million and six HTM securities with aggregate carrying values of $3.4 million, recognizing gains of $9,000 and $124,000, respectively.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2017 were as follows:

June 30, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$33,710	$536	$13,314	$340	$47,024	$876

At June 30, 2017, the AFS investment portfolio had an estimated fair value of $54.3 million, of which $47.0 million of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $876,000 of the portfolio amortized cost of $50.6 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.60 years and an average duration of 4.14 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2017 were as follows:

June 30, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	55,262	504	6,003	121	61,265	625
Asset-backed securities issued by Others	-	-	678	62	678	62
	$55,262	$504	$6,681	$183	$61,943	$687

At June 30, 2017, the HTM investment portfolio had an estimated fair value of $106.8 million, of which $61.9 million of the securities had some unrealized losses from their amortized cost. Of these securities, $61.3 million were asset-backed securities issued by GSEs and U.S. Agencies and $678,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $625,000 of the portfolio amortized cost of $100.1 million. The securities with unrealized losses had an average life of 4.56 years and an average duration of 4.11 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $62,000 of the portfolio amortized cost of $740,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 2.96 years and an average duration of 2.44 years.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at June 30, 2017 and December 31, 2016 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2017		December 31, 2016
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$155,869	AAA	$156,947
BB	740	BB	411
B+	-	B+	472
Total	$156,609	Total	$157,830

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	June 30, 2017%		December 31, 2016%

Commercial real estate	$713,789	62.50%	$667,105	61.25%
Residential first mortgages	181,386	15.88%	171,004	15.70%
Residential rentals	103,361	9.05%	101,897	9.36%
Construction and land development	32,603	2.85%	36,934	3.39%
Home equity and second mortgages	20,847	1.83%	21,399	1.97%
Commercial loans	55,023	4.82%	50,484	4.64%
Consumer loans	412	0.04%	422	0.04%
Commercial equipment	34,589	3.03%	39,737	3.65%
	1,142,010	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(853)	-0.07%	(397)	-0.04%
Allowance for loan losses	10,434	0.91%	9,860	0.91%
	9,581		9,463
	$1,132,429		$1,079,519

At June 30, 2017 and December 31, 2016, the Bank’s allowance for loan losses totaled $10.4 million and $9.9 million, or 0.91% and 0.91%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.8 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively. These were offset by net deferred premiums for the purchase of residential first mortgages and deferred costs of $3.6 million and $3.1 million, respectively, at June 30, 2017 and December 31, 2016, respectively.

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

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.9% and 9.3% of the CRE portfolio at June 30, 2017 and December 31, 2016, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the six months ended June 30, 2017 and the years ended December 31, 2016, the Bank purchased residential first mortgages of $19.0 million and $64.2 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $59.6 million or 5.2% of total gross loans of $1.14 billion at June 30, 2017 compared to $45.6 million or 4.2% of total gross loans of $1.09 billion at December 31, 2016.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of June 30, 2017 and December 31, 2016, $85.8 million and $84.9 million, respectively, were 1-4 family units and $17.6 million and $17.0 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $85.5 million or 7.5% of total gross loans of $1.14 billion at June 30, 2017 compared to $84.0 million or 7.7% of total gross loans of $1.09 billion at December 31, 2016.

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

Non-accrual and Past Due Loans

Non-accrual loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,015	7	$-	-	$2,015	7
Residential first mortgages	288	3	-	-	288	3
Residential rentals	332	3	-	-	332	3
Construction and land development	252	1	-	-	252	1
Home equity and second mortgages	52	2	-	-	52	2
Commercial loans	376	3	660	2	1,036	5
Commercial equipment	467	3	-	-	467	3
	$3,782	22	$660	2	$4,442	24

	December 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,371	7	$-	-	$2,371	7
Residential first mortgages	623	4	-	-	623	4
Residential rentals	577	4	-	-	577	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	61	2	-	-	61	2
Commercial loans	375	3	669	2	1,044	5
Commercial equipment	650	5	-	-	650	5
	$7,705	27	$669	2	$8,374	29

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.9 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $4.4 million or 0.39% of total loans at June 30, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

Non-accrual loans at June 30, 2017 included $3.1 million, or 71% of non-accrual loans, attributed to 11 loans representing five customer relationships. During the six months ended June 30, 2017 non-accrual loans decreased $2.8 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships. Non-accrual loans included four troubled debt restructures (“TDRs”) totaling $1.8 million at June 30, 2017 and six TDRs totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $3.8 million and $7.8 million at June 30, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at June 30, 2017 and December 31, 2016 was $183,000 and $947,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $689,000 and $575,000 at June 30, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at June 30, 2017 and December 31, 2016 was $80,000 and $156,000, respectively.

Past due loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$711,317	$-	$457	$2,015	$2,472	$713,789	$-
Residential first mortgages	180,762	-	336	288	624	181,386	-
Residential rentals	102,945	-	84	332	416	103,361	-
Construction and land dev.	32,351	-	-	252	252	32,603	-
Home equity and second mtg.	20,657	-	138	52	190	20,847	-
Commercial loans	54,647	-	-	376	376	55,023	-
Consumer loans	412	-	-	-	-	412	-
Commercial equipment	34,056	39	27	467	533	34,589	-
Total	$1,137,147	$39	$1,042	$3,782	$4,863	$1,142,010	$-

	December 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$664,250	$-	$484	$2,371	$2,855	$667,105	$-
Residential first mortgages	170,381	-	-	623	623	171,004	-
Residential rentals	101,309	-	11	577	588	101,897	-
Construction and land dev.	33,886	-	-	3,048	3,048	36,934	-
Home equity and second mtg.	21,175	130	33	61	224	21,399	-
Commercial loans	49,778	331	-	375	706	50,484	-
Consumer loans	420	-	2	-	2	422	-
Commercial equipment	39,044	42	1	650	693	39,737	-
Total	$1,080,243	$503	$531	$7,705	$8,739	$1,088,982	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2017 and 2016 and at December 31, 2016 were as follows:

	June 30, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$20,277	$13,079	$6,987	$20,066	$693	$20,186	$198	$20,274	$417
Residential first mortgages	2,294	1,823	468	2,291	11	2,299	21	2,311	49
Residential rentals	2,758	2,286	400	2,686	23	2,693	27	2,731	56
Construction and land dev.	981	252	729	981	163	980	4	980	7
Home equity and second mtg.	109	109	-	109	-	110	1	111	2
Commercial loans	3,063	2,804	169	2,973	169	2,974	23	2,986	46
Commercial equipment	638	108	491	599	417	617	6	625	11
Total	$30,120	$20,461	$9,244	$29,705	$1,476	$29,859	$280	$30,018	$588

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$22,195	$14,896	$7,081	$21,977	$806	$22,303	$908
Residential first mortgages	2,436	1,938	475	2,413	7	2,445	90
Residential rentals	3,440	2,850	178	3,028	36	3,486	134
Construction and land dev.	4,304	2,926	851	3,777	178	3,867	16
Home equity and second mtg.	170	170	-	170	-	176	7
Commercial loans	3,285	3,004	200	3,204	123	3,442	137
Commercial equipment	855	652	139	791	139	815	17
Total	$36,685	$26,436	$8,924	$35,360	$1,289	$36,534	$1,309

	June 30, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$22,444	$20,010	$2,404	$22,414	$582	$22,503	$243	$22,724	$420
Residential first mortgages	2,957	2,472	485	2,957	20	2,982	23	2,990	51
Residential rentals	3,987	3,352	239	3,591	53	3,747	42	3,798	67
Construction and land dev.	4,443	3,939	431	4,370	398	4,317	4	4,264	7
Home equity and second mtg.	109	109	-	109	-	109	1	108	2
Commercial loans	4,551	4,222	5	4,227	5	4,237	36	4,238	69
Commercial equipment	839	623	193	816	165	828	5	840	11
Total	$39,330	$34,727	$3,757	$38,484	$1,223	$38,723	$354	$38,962	$627

TDRs, included in the impaired loan schedules above, as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,466	9	$9,587	8
Residential first mortgages	537	2	545	2
Residential rentals	224	1	227	1
Construction and land development	981	3	3,777	4
Commercial loans	665	3	872	5
Commercial equipment	108	2	113	2
Total TDRs	$11,981	20	$15,121	22
Less: TDRs included in non-accrual loans	(1,753)	(4)	(4,673)	(6)
Total accrual TDR loans	$10,228	16	$10,448	16

TDRs decreased $3.1 million from $15.1 million at December 31, 2016 to $12.0 million at June 30, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $728,000 on nine TDRs totaling $5.8 million at June 30, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. Interest income in the amount of $181,000 and $357,000 was recognized on outstanding TDR loans for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

During the six months ended June 30, 2017, TDR disposals, which included payoffs and refinancing decreased by one loan of $167,000 and TDR loan principal curtailment was $177,000. In addition, TDRs declined by $2.8 million in the three months ended June 30, 2017, due to the foreclosure of a stalled residential development project. There were no TDRs added during the six months ended June 30, 2017. One TDR loan was refinanced during the six months ended June 30, 2017 from a commercial loan to a commercial mortgage. This loan remains a TDR as of June 30, 2017. During the year ended December 31, 2016 the Company added one TDR loan totaling $196,000. TDR disposals, which included payoffs and refinancing for the year ended December 31, 2016 decreased by nine loans or $2.1 million. TDR loan principal curtailment was $1.6 million for the year ended December 31, 2016.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2017 and 2016, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	June 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$5,179	$-	$4	$902	$6,085
Residential first mortgages	1,428	-	-	(128)	1,300
Residential rentals	354	(42)	-	23	335
Construction and land development	891	(25)	-	(146)	720
Home equity and second mortgages	76	(1)	-	37	112
Commercial loans	789	-	-	25	814
Consumer loans	5	-	-	-	5
Commercial equipment	1,387	-	13	(337)	1,063
	$10,109	$(68)	$17	$376	$10,434

Six Months Ended
Commercial real estate	$5,212	$-	$9	$864	$6,085
Residential first mortgages	1,406	-	-	(106)	1,300
Residential rentals	362	(42)	-	15	335
Construction and land development	941	(25)	-	(196)	720
Home equity and second mortgages	138	(1)	-	(25)	112
Commercial loans	794	-	1	19	814
Consumer loans	3	(2)	-	4	5
Commercial equipment	1,004	(146)	24	181	1,063
	$9,860	$(216)	$34	$756	$10,434

	June 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$3,838	$-	$3	$539	$4,380
Residential first mortgages	591	-	-	344	935
Residential rentals	590	-	-	23	613
Construction and land development	1,129	-	-	(85)	1,044
Home equity and second mortgages	134	-	-	7	141
Commercial loans	1,046	(69)	8	(276)	709
Consumer loans	1	-	-	1	2
Commercial equipment	1,262	-	9	11	1,282
	$8,591	$(69)	$20	$564	$9,106

Six Months Ended
Commercial real estate	$3,465	$-	$5	$910	$4,380
Residential first mortgages	584	-	-	351	935
Residential rentals	538	-	-	75	613
Construction and land development	1,103	(73)	1	13	1,044
Home equity and second mortgages	142	-	5	(6)	141
Commercial loans	1,477	(394)	11	(385)	709
Consumer loans	2	(1)	-	1	2
Commercial equipment	1,229	-	21	32	1,282
	$8,540	$(468)	$43	$991	$9,106

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2017 and 2016 and December 31, 2016.

	June 30, 2017			December 31, 2016			June 30, 2016
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$20,066	$693,723	$713,789	$21,977	$645,128	$667,105	$22,414	$585,966	$608,380
Residential first mortgages	2,291	179,095	181,386	2,413	168,591	171,004	2,957	145,181	148,138
Residential rentals	2,686	100,675	103,361	3,028	98,869	101,897	3,591	96,611	100,202
Construction and land development	981	31,622	32,603	3,777	33,157	36,934	4,370	31,190	35,560
Home equity and second mortgages	109	20,738	20,847	170	21,229	21,399	109	21,995	22,104
Commercial loans	2,973	52,050	55,023	3,204	47,280	50,484	4,227	52,940	57,167
Consumer loans	-	412	412	-	422	422	-	332	332
Commercial equipment	599	33,990	34,589	791	38,946	39,737	816	32,369	33,185
	$29,705	$1,112,305	$1,142,010	$35,360	$1,053,622	$1,088,982	$38,484	$966,584	$1,005,068

Allowance for loan losses:
Commercial real estate	$693	$5,392	$6,085	$806	$4,406	$5,212	$582	$3,798	$4,380
Residential first mortgages	11	1,289	1,300	7	1,399	1,406	20	915	935
Residential rentals	23	312	335	36	326	362	53	560	613
Construction and land development	163	557	720	178	763	941	398	646	1,044
Home equity and second mortgages	-	112	112	-	138	138	-	141	141
Commercial loans	169	645	814	123	671	794	5	704	709
Consumer loans	-	5	5	-	3	3	-	2	2
Commercial equipment	417	646	1,063	139	865	1,004	165	1,117	1,282
	$1,476	$8,958	$10,434	$1,289	$8,571	$9,860	$1,223	$7,883	$9,106

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

Credit Quality Indicators

Credit quality indicators as of June 30, 2017 and December 31, 2016 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016

Unrated	$53,423	$51,503	$1,820	$1,632	$26,256	$25,563
Pass	639,970	594,768	29,801	31,525	76,063	74,989
Special mention	1,019	-	-	-	-	-
Substandard	19,377	20,834	982	3,777	1,042	1,345
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$713,789	$667,105	$32,603	$36,934	$103,361	$101,897

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016

Unrated	$11,586	$11,266	$10,068	$11,769	$103,153	$101,733
Pass	40,503	36,221	24,030	27,290	810,367	764,793
Special mention	-	-	-	-	1,019	-
Substandard	2,934	2,997	491	541	24,826	29,494
Doubtful	-	-	-	137	-	137
Loss	-	-	-	-	-	-
Total	$55,023	$50,484	$34,589	$39,737	$939,365	$896,157

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2017	12/31/2016	6/30/2017	12/31/2016	6/30/2017	12/31/2016

Performing	$181,098	$170,381	$20,795	$21,338	$412	$422
Nonperforming	288	623	52	61	-	-
Total	$181,386	$171,004	$20,847	$21,399	$412	$422

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

NOTE 12 – REGULATORY

Until April 18, 2016, the Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. As of that date, Community Bank of the Chesapeake, cancelled its stock in the Federal Reserve Bank of Richmond and terminated its status as a member of the Federal Reserve System. As of that date, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”), subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.

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

As of June 30, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Common Equity		$109,293	$104,426	$138,385	$136,109
AOCI Losses		489	928	489	928
Common Equity Tier 1 Capital		109,782	105,354	138,874	137,037
TRUPs		12,000	12,000	-	-
Tier 1 Capital		121,782	117,354	138,874	137,037
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		10,454	9,860	10,454	9,860
Subordinated Notes		23,000	23,000	-	-
Tier 2 Capital		$155,236	$150,214	$149,328	$146,897

Risk-Weighted Assets ("RWA")		$1,131,264	$1,104,505	$1,127,902	$1,102,116

Average Assets ("AA")		$1,376,625	$1,300,445	$1,373,665	$1,298,145
	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	9.70%	9.54%	12.31%	12.43%
Tier 1 Capital to RWA	8.50	10.77	10.62	12.31	12.43
Tier 2 Capital to RWA	10.50	13.72	13.60	13.24	13.33
Tier 1 Capital to AA (Leverage)	n/a	8.85	9.02	10.11	10.56

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There was one transfer from Level 2 to Level 3 in the fair value hierarchy for the three months ended March 31, 2017 for premises and equipment held for sale. This asset was sold during the three months ended June 30, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the year ended December 31, 2016. The Company changed its presentation during the year ended December 31, 2016, for loans and OREO from Level 2 to Level 3. No changes were made to the Company’s valuation methodologies as a result of these changes. Comparative financial information was reclassified to conform to the classification presented in 2016.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

As of December 31, 2016, the Company had a small office condo under contract held for sale with a fair value of $345,000 that was recorded as a non-recurring Level 2 asset at December 31, 2016. The contract on the property was cancelled during the three months ended March 31, 2017, and the asset was transferred and recorded as a non-recurring Level 3 asset. During the three months ended June 30, 2017, the property was sold for net proceeds of $ 392,000 with a gain on the sale of $47,000.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$33,606	$-	$33,606	$-
MBS	6,146	-	6,146	-
U.S. Agency	10,015	-	10,015	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,484	-	4,484	-
Total available for sale securities	$54,288	$-	$54,288	$-

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$34,228	$-	$34,228	$-
MBS	4,183	-	4,183	-
U.S. Agency	10,172	-	10,172	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,413	-	4,413	-
Total available for sale securities	$53,033	$-	$53,033	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 were included in the tables below.

(dollars in thousands)	June 30, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,294	$-	$-	$6,294
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial equipment	74	-	-	74
Total loans with impairment	$7,768	$-	$-	$7,768
Other real estate owned	$9,154	$-	$-	$9,154

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,275	$-	$-	$6,275
Residential first mortgages	468	-	-	468
Residential rentals	142	-	-	142
Construction and land development	673	-	-	673
Commercial loans	77	-	-	77
Total loans with impairment	$7,635	$-	$-	$7,635
Premises and equipment held for sale	$345	$-	$345	$-
Other real estate owned	$7,763	$-	$-	$7,763

Loans with impairment had unpaid principal balances of $9.3 million and $8.9 million at June 30, 2017 and December 31, 2016, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2017 and December 31, 2016.

June 30, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,768	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (16%)

Other real estate owned	$9,154	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

December 31, 2016
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,635	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)

Other real estate owned	$7,763	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at June 30, 2017 and December 31, 2016.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2017	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$54,288	$54,288	$-	$54,288	$-
Investment securities - HTM	106,842	106,775	1,000	105,775	-
FHLB Stock	7,745	7,745	-	7,745	-
Loans Receivable	1,132,429	1,098,387	-	-	1,098,387
Investment in BOLI	29,011	29,011	-	29,011	-

Liabilities
Savings, NOW and money market accounts	$638,819	$638,819	$-	$638,819	$-
Time deposits	448,987	449,761	-	449,761	-
Long-term debt	65,529	67,999	-	67,999	-
Short term borrowings	88,500	88,283	-	88,283	-
TRUPs	12,000	8,500	-	8,500	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2016	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$53,033	$53,033	$-	$53,033	$-
Investment securities - HTM	109,247	108,034	850	107,184	-
FHLB Stock	7,235	7,235	-	7,235	-
Loans Receivable	1,079,519	1,066,975	-	-	1,066,975
Investment in BOLI	28,625	28,625	-	28,625	-

Liabilities
Savings, NOW and money market accounts	$606,033	$606,033	$-	$606,033	$-
Time deposits	432,792	433,242	-	433,242	-
Long-term debt	65,559	66,302	-	66,302	-
Short term borrowings	79,000	78,984	-	78,984	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

At June 30, 2017 and December 31, 2016, the Company had outstanding loan commitments and standby letters of credit of $62.5 million and $67.0 million, respectively and $17.4 million and $17.7 million, respectively. Additionally, at June 30, 2017 and December 31, 2016, customers had $155.5 million and $135.3 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 15 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”). ASU 2014-09 - Revenue from Contracts with Customers (Topic 606); and additional guidance issued as follows: ASU No. 2016-08; ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20. In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The additional ASUs were issued to clarify ASC Topic 606 during 2016 and defer the original effective date. ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The effective date for the ASUs is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective method. The Company expects to use the modified retrospective method effective January 1, 2018.

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

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently in the process of developing an understanding of ASU No. 2016-13 to evaluate the potential impact of this pronouncement on the Company's Consolidated Financial Statements and researching additional software resources that could assist with the implementation.

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

ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities (March 2017). This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has reviewed its securities portfolio and determined the application of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company is evaluating the provisions of ASU No. 2017-08 to consider the impact of early adoption.

NOTE 16 – SUBSEQUENT EVENT

Proposed Acquisition of County First Bank

On July 31, 2017, the Company and Community Bank of the Chesapeake entered into an Agreement and Plan of Merger with County First Bank (“County First”) which had total assets of $224 million, total deposits of $209 million, and five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland at June 30, 2017.

Pending receipt of the necessary regulatory and County First shareholder approvals, the effectiveness of the registration statement on Form S-4 for the common stock to be issued in the merger, and the completion of certain additional customary closing conditions, the merger is currently expected to close in the fourth quarter of 2017 or the first quarter of 2018. Subject to the terms of, and conditions set forth in, the Agreement and Plan of Merger, County First will merge with and into Community Bank of the Chesapeake.

Under the terms of the merger agreement, which was approved by the Boards of Directors of each company, upon completion of the merger, County First Bank shareholders will be entitled to receive 0.9543 shares of The Community Financial Corporation common stock and $1.00 in cash for each share of County First Bank common stock they hold. County First shareholders may also receive, in the aggregate, additional contingent cash consideration of up to $2,154,303 (representing a maximum potential per share value of $2.24) based upon the resolution of certain identified assets prior to closing. There can be no assurance that County First will sell, resolve or otherwise dispose of any of the identified assets or that County First shareholders will receive any contingent cash consideration.

Item 2 – Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, those relating to proposed acquisition by The Community Financial Corporation of County First Bank pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among The Community Financial Corporation, Community Bank of the Chesapeake and County First Bank, and The Community Financial Corporation’s, Community Bank of the Chesapeake’s and County First Bank’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations. These forward looking statements may also include: management’s plan relating to the transaction; the expected completion of the transaction; the payment of any contingent cash consideration in the transaction; any statements of the plans and objectives of management for future operations, products or services, including the execution of integration plans relating to the transaction; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from our expectations of future results, performance or achievements, or industry results, expressed or implied by these forward-looking statements.

In addition to factors previously disclosed in The Community Financial Corporation’s reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2016, and those identified elsewhere in this report, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in The Community Financial Corporation’s and Community Bank of the Chesapeake’s operating or expansion strategy; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; the effects of future economic, business and market conditions; weaker than anticipated market conditions in our primary market areas; changes in interest rates; governmental monetary and fiscal policies; changes in prices and values of real estate; legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including changes in the cost and scope of FDIC insurance; the failure of assumptions regarding the levels of non-performing assets and the adequacy of the allowance for loan losses; possible adverse rulings, judgments, settlements and other outcomes of pending litigation; the ability of Community Bank of the Chesapeake and County First Bank to collect amounts due under loan agreements; changes in consumer preferences; liquidity risks through an inability to raise funds through deposits, borrowings or other sources, or to maintain sufficient liquidity at the Company separate from the Bank’s liquidity; volatility in the capital and credit markets; effectiveness of Community Bank of the Chesapeake’s interest rate risk management strategies; the ability to obtain regulatory approvals and meet other closing conditions to the transaction, including approval by County First Bank’s shareholders on the expected terms and schedule; delay in closing the transaction; difficulties and delays in integrating the County First Bank’s business or fully realizing cost savings and other benefits of the transaction in the expected timeframes, if at all; business disruption following the transaction; inflation; customer acceptance of Community Bank of the Chesapeake’s products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; and the introduction, withdrawal, success and timing of business initiatives.

You are cautioned not to place undue reliance on the forward-looking statements contained in this document in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. Any forward-looking statement speaks only as of the date of this Report, and we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report. Forward-looking statements regarding the transaction are based upon currently available information.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At June 30, 2017 and December 31, 2016, the allowance for loan losses was $10.4 million and $9.9 million, respectively, or 0.91% and 0.91%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

The focus on expense control is a continuing initiative and during the second quarter of 2017, the Company announced the closing of its Central Park Fredericksburg branch. The branch is expected to close in the third quarter of 2017. This location will continue to serve as a loan production office and the branch closure will not have a material effect on operations. Current branch employees will fill open positions in the Company. Changing customer banking preferences, along with the opening of our downtown Fredericksburg branch influenced the decision to close the Central Park branch.

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

Net income was $4.9 million for the six months ended June 30, 2017, an increase of $1.6 million or 46.0%, compared to $3.3 million for the six months ended June 30, 2016. Earnings per common share (diluted) for the first six months of 2017 were $1.05 increasing $0.33 from $0.72 per common share (diluted) for the six months ended June 30, 2016. The Company’s returns on average assets and common stockholders’ equity were up 27.3% and 37.8%, respectively, over the same time period. The Company’s returns on average assets and common stockholders’ equity, for the six months ended June 30, 2017 were 0.72% and 9.07%, respectively, compared to 0.57% and 6.58%, respectively, for first six months of 2016.

The Company recorded its seventh consecutive quarter of earnings growth for the three months ended June 30, 2017. Net income of $2.5 million for the three months ended June 30, 2017 increased $201,000 compared to $2.3 million of net income for the first quarter of 2017. Earnings per common share (diluted) at $0.55 increased $0.04 from $0.51 per common share (diluted) for the three months ended March 31, 2017. The Company’s returns on average assets and common stockholders’ equity for the second quarter of 2017 were 0.74% and 9.36%, respectively, compared to 0.70% and 8.78%, respectively, for the first quarter of 2017. The increase in net income from the first quarter of 2017 was the result of increased net interest income of $259,000 and noninterest income of $177,000, partially offset by an increase in noninterest expense of $151,000 and higher income tax expense due to higher pretax earnings. Compared to the prior quarter, securities gains of $133,000 were the leading reason for increased noninterest income. This increase in noninterest income was offset by increased noninterest expense of approximately $150,000 for professional fees related to one-time projects. The Company’s loan portfolio increased to $1,142.0 million at June 30, 2017, an increase of $28.3 million or 10.2% annualized, compared to first quarter ending loan balances of $1,113.7 million.

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

Net interest margin for the three months ended June 30, 2017 was stable compared to the first quarter of 2017, decreasing one basis point from 3.40% to 3.39%, respectively. The decrease was expected and attributable to a slightly faster rise in the Company’s cost of funds compared to increased yields for loans and investments. The increase in cost of funds to 0.79% for the three months ended June 30, 2017 from 0.74% for the first quarter 2017 was primarily due to rising short-term wholesale funding rates during the first six months of 2017. Overall loan and investment yields increased during the second quarter from 4.12% during the first quarter of 2017 to 4.16% for the three months ended June 30, 2017. The increase in interest-earning yields was due to larger dollar growth in the commercial real estate portfolio compared to the residential first mortgage portfolio, the scheduled repricing of loans and the purchase of securities and the production of commercial real estate loans in a rising rate environment.

The Company’s efficiency ratio continued to improve in the second quarter of 2017, decreasing to 62.83% for the three months ended June 30, 2017 from 63.89% for the three months ended March 31, 2017. In addition, the net operating expense ratio3 has been below 2.0% for three consecutive quarters decreasing to 1.89% for the second quarter of 2017 compared to 1.94% for the first quarter of 2017 and 1.98% for the fourth quarter of 2016. The Company’s 2017 plan for 8%-10% loan growth and continued focus on controlling the growth of expenses could further increase operating leverage during 2017.

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

Proposed Acquisition of County First Bank

On July 31, 2017, the Company and Community Bank of the Chesapeake entered into an Agreement and Plan of Merger with County First Bank (“County First”) which had total assets of $224 million, total deposits of $209 million, and five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland at June 30, 2017.

Pending receipt of the necessary regulatory and County First shareholder approvals, the effectiveness of the registration statement on Form S-4 for the common stock to be issued in the merger, and the completion of certain additional customary closing conditions, the merger is currently expected to close in the fourth quarter of 2017 or the first quarter of 2018. Subject to the terms of, and conditions set forth in, the Agreement and Plan of Merger, County First will merge with and into Community Bank of the Chesapeake.

Under the terms of the merger agreement, which was approved by the Boards of Directors of each company, upon completion of the merger, County First Bank shareholders will be entitled to receive 0.9543 shares of The Community Financial Corporation common stock and $1.00 in cash for each share of County First Bank common stock they hold. County First shareholders may also receive, in the aggregate, additional contingent cash consideration of up to $2,154,303 (representing a maximum potential per share value of $2.24) based upon the resolution of certain identified assets prior to closing. There can be no assurance that County First will sell, resolve or otherwise dispose of any of the identified assets or that County First shareholders will receive any contingent cash consideration.

3 Net Operating Expense Ratio - noninterest expense less noninterest income divided by average assets.

Economy

The U.S. economy grew slowly throughout 2016. During the year ended 2016, the Federal Reserve only raised the target federal funds rate one time at the December 15, 2016 meeting from 0.50% to 0.75%. Interest rates were depressed for most of 2016, with the five and ten year U.S. Treasury rates falling to as low as 0.94% (July 2016) and 1.37% (July 2016). This had an impact on the Company’s net interest margin and asset yields, which declined during 2016. Lower Treasury and bond yields in the 5 to 10 year range during 2016 put negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the third quarter of 2016. The Company was able to offset margin compression with average interest-earning asset growth of $132.0 million, or 13.0%, to $1,145.5 million. During the fourth quarter of 2016, interest rates began to rise with both the five year and the ten year U.S. Treasury rates increasing to 1.93% and 2.45%, respectively as of December 30, 2016. In 2017, interest rates have continued to increase and the Federal Reserve raised the target federal funds rate in March 2017 from 0.75% to 1.00%. During the second quarter of 2017 the target federal fund rate was raised to 1.25%. During the second quarter and into the early third quarter of 2017, the yield curve has flattened. If the curve remains flat for an extended period of time or becomes flatter, there is a risk that rising short-term funding costs could outpace increasing loan and investment yields which would negatively impact net interest margin.

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

Selected Financial Information and Ratios

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
KEY OPERATING RATIOS
Return on average assets	0.74%	0.57%	0.72%	0.57%
Return on average common equity	9.36	6.79	9.07	6.58
Average total equity to average total assets	7.91	8.46	7.95	8.60
Interest rate spread	3.27	3.40	3.28	3.38
Net interest margin	3.39	3.52	3.40	3.51
Cost of funds	0.79	0.74	0.76	0.74
Cost of deposits	0.53	0.49	0.51	0.48
Cost of debt	2.22	2.66	2.23	2.69
Efficiency ratio	62.83	68.33	63.35	69.48
Non-interest expense to average assets	2.19	2.41	2.20	2.46
Net operating expense to average assets	1.89	2.15	1.91	2.18
Avg. int-earning assets to avg. int-bearing liabilities	117.07	117.61	116.69	117.70
Net charge-offs to average loans	0.02	0.02	0.03	0.09
COMMON SHARE DATA
Basic net income per common share	$0.55	$0.38	$1.05	$0.73
Diluted net income per common share	0.55	0.38	1.05	0.72
Cash dividends paid per common share	0.10	0.10	0.20	0.20
Weighted average common shares outstanding:
Basic	4,632,911	4,590,444	4,630,647	4,592,563
Diluted	4,635,483	4,617,794	4,633,720	4,621,199

Selected Financial Information and Ratios (continued)

(dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,392,688	$1,334,257	$58,431	4.4%
Gross loans	1,142,010	1,088,982	53,028	4.9
Classified Assets	35,413	39,246	(3,833)	(9.8)
Allowance for loan losses	10,434	9,860	574	5.8

Past due loans (PDLs) (31 to 89 days)	1,081	1,034	47	4.5
Nonperforming loans (NPLs) (>=90 days)	3,782	7,705	(3,923)	(50.9)

Non-accrual loans (a)	4,442	8,374	(3,932)	(47.0)
Accruing troubled debt restructures (TDRs) (b)	10,228	10,448	(220)	(2.1)
Other real estate owned (OREO)	9,154	7,763	1,391	17.9
Non-accrual loans, OREO and TDRs	$23,824	$26,585	$(2,761)	(10.4)
ASSET QUALITY RATIOS
Classified assets to total assets	2.54%	2.94%
Classified assets to risk-based capital	22.81	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	275.89	127.97
Past due loans (PDLs) to total loans	0.09	0.09
Nonperforming loans (NPLs) to total loans	0.33	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.43	0.80
Non-accrual loans to total loans	0.39	0.77
Non-accrual loans and TDRs to total loans	1.28	1.73
Non-accrual loans and OREO to total assets	0.98	1.21
Non-accrual loans, OREO and TDRs to total assets	1.71	1.99

Selected Financial Information and Ratios (continued)

(dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016
COMMON SHARE DATA
Book value per common share	$23.51	$22.54
Common shares outstanding at end of period	4,648,199	4,633,868
OTHER DATA
Full-time equivalent employees	165	162
Branches	12	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	8.85%	9.02%
Tier 1 common capital to risk-weighted assets	9.70	9.54
Tier 1 capital to risk-weighted assets	10.77	10.62
Total risk-based capital to risk-weighted assets	13.72	13.60

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At June 30, 2017 and December 31, 2016, the Bank had total TDRs of $12.0 million and $15.1 million, respectively, with $1.8 million and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Earnings Summary

Consolidated net income was $2.5 million for the three months ended June 30, 2017, an increase of $805,000 or 46.3%, compared to $1.7 million for the three months ended June 30, 2016. Earnings per common share (diluted) at $0.55 increased $0.17 from $0.38 per common share (diluted) for the three months ended June 30, 2016. The Company’s returns on average assets and common stockholders’ equity for the second quarter of 2017 were 0.74% and 9.36%, respectively, compared to 0.57% and 6.79%, respectively, for the second quarter of 2016. The $805,000 increase in earnings was attributable to increased net interest income of $1.0 million, a decrease to the provision for loan losses of $188,000 and increased noninterest income of $275,000, partially offset by, increased noninterest expense of $238,000 and income tax expense of $458,000.

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

Pretax operating income increased $1.3 million, or 44.9%, to $4.1 million in the second quarter of 2017 compared to $2.8 million in the comparable quarter of 2016.

▪	The continued increase in operating income and operating leverage was primarily due to the following:

•	Net interest income was $10.9 million for the three months ended June 30, 2017, an increase of $1.0 million, or 10.5%, compared to the three months ended June 30, 2016.

o	Interest income increased $1.5 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $145.6 million to $1,112.3 million in the second quarter of 2017 from $966.7 million for the three months ended June 30, 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $429,000, which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances and an increase in the cost of wholesale and time based funding.

▪	The average balances of interest-bearing liabilities increased $145.0 million to $1,100.4 million in the second quarter of 2017 from $955.4 million for the three months ended June 30, 2016.

▪	The Company’s cost of funds, which includes noninterest-bearing funding, increased by five basis points from the comparable period to 0.79% for the three months ended June 30, 2017.

Wholesale and time based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the three months ended June 30, 2016, interest rates for the second quarter of 2017 increased by nine basis points on certificates of deposit, while interest-bearing transactional deposits increased by two basis points. The Company’s Federal Home Loan Bank (“FHLB”) short-term borrowings and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS’), increased by 59 basis points and 47 basis points, respectively, for the comparable periods. The Company’s ability to increase transaction deposits faster than wholesale and time funding during 2017 could mitigate possible downward pressure on net interest margin that has occurred during the first half of 2017.

•	The Company controlled expense growth. Noninterest expense increased $238,000, or 3.3%, to $7.5 million for the three months ended June 30, 2017 compared to the same quarter of the prior year.

Second quarter 2017 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) to 1.89% and 62.83%, respectively, from 2.15% and 68.33%, respectively for the second quarter of 2016. The net operating expense and efficiency ratios improved in each successive quarter during 2016 and in the first quarter of 2017.

•	The Company’s asset quality has continued to improve, which has had a positive impact on pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $188,000, or 33.3%, to $376,000 for the three months ended June 30, 2017 compared to $564,000 for the three months ended June 30, 2016.

Classified assets and non-performing assets are trending down and have improved in each of the last six quarters. Non-accrual loans and OREO have decreased $5.1 million and as a percentage of assets to 0.98% of assets at June 30, 2017 compared to 1.51% at June 30, 2016. In addition, the Company’s loan delinquency ratio has decreased to 0.43% of total loans from 1.03% for the same quarter end period in 2016.

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

Net interest income increased $1.0 million to $10.9 million for the three months ended June 30, 2017 compared to $9.9 million for the three months ended June 30, 2016. Net interest income increased from the comparable period due to interest-earning asset growth, primarily in loans. Average loans increased $145.6 million, or 15.1%, between the comparable periods. During the same timeframe, the Company mitigated margin compression by controlling the growth in the cost of funds, which, have increased five basis points to 0.79% for the three months ended June 30, 2017 compared to 0.74% for the three months ended June 30, 2016.

The net interest margin was 3.39% for the three months ended June 30, 2017, a 13 basis point decrease from 3.52% for the three months ended June 30, 2016. The decrease in net interest margin was largely the result of lower yields on loans.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$12,410	$11,170	$1,240	11.1%
Taxable interest and dividends on investment securities	973	752	221	29.4%
Interest on deposits with banks	12	6	6	100.0%
Total Interest and Dividend Income	13,395	11,928	1,467	12.3%

Interest Expenses
Deposits	1,403	1,182	221	18.7%
Short-term borrowings	283	49	234	477.6%
Long-term debt	776	802	(26)	(3.2)%
Total Interest Expenses	2,462	2,033	429	21.1%

Net Interest Income (NII)	$10,933	$9,895	$1,038	10.5%

Interest and dividend income increased by $1.5 million to $13.4 million for the three months ended June 30, 2017 compared to $11.9 million for the three months ended June 30, 2016, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $1.6 million due to growth of $145.6 million in the average balance of loans from $966.7 million for the three months ended June 30, 2016 to $1,112.3 million for the three months ended June 30, 2017. Interest and dividend income on investments increased $227,000 during the second quarter of 2017 compared to the same period in the prior year as average interest-earning investment balances increased and average yields increased 31 basis points to 2.24%. These increases to net interest income were partially offset by a decrease in average loan yields, which declined 16 basis points from 4.62% for the three months ended June 30, 2016 to 4.46% for the three months ended June 30, 2017, which resulted in a decrease in interest and dividend income of $385,000.

The reduction of overall loans yields was impacted by growth of the lower-yielding residential first mortgage portfolio over the last twelve months. Average residential first mortgage balances as a percentage of the total loan portfolio increased from 14.5% for the three months ended June 30, 2016 to 16.1% for the three months ended June 30, 2017. Based on the Company’s intentions to slow the growth of the residential first mortgage portfolio during 2017 in favor of more commercial loan growth, overall loan yields could be positively impacted during 2017. Overall loan and investment yields increased during the second quarter from 4.12% during the first quarter of 2017 to 4.16% for the three months ended June 30, 2017. The increase in interest-earning yields was due to larger dollar growth in the commercial real estate portfolio compared to the residential first mortgage portfolio, the scheduled repricing of loans and the purchase of securities and the production of commercial real estate loans in a rising rate environment.

Interest expense increased $429,000 to $2.5 million for the three months ended June 30, 2017 compared to $2.0 million for the three months ended June 30, 2016, due to an increase in the average balances of interest-bearing liabilities and a slight change in the composition of interest-bearing liabilities between the comparable periods. The cost of funds and deposits averaged 0.79% and 0.53%, respectively, for the three months ended June 30, 2017, an increase of five and four basis points for both averages compared to the second quarter of 2016. During the three months ended June 30, 2017, interest expense increased $298,000 caused by larger average balances of interest-bearing transaction deposit accounts, time deposits and debt compared to the same quarter of 2016. Additionally, interest expense increased a net of $173,000 due to increased rates on interest-bearing transaction accounts, certificates of deposits, FHLB short-term borrowings and TRUPs which are indexed to 90 day LIBOR. This increase was offset by a $42,000 decrease in interest expense on long-term FHLB debt due to the maturing of higher interest rate debt during 2016.

The Company continued to make progress in controlling deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended June 30, 2017 increased $63.0 million, or 11.3%, to $619.0 million compared to $556.0 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits increased from 57.3% for the three months ended June 30, 2016 to 58.3% for the three months ended June 30, 2017.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended June 30,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$53,522	0.05%	$47,888	0.12%
Interest-bearing demand and money market accounts	412,326	0.34%	365,966	0.31%
Certificates of deposit	443,627	0.94%	413,952	0.85%
Total interest-bearing deposits	909,475	0.62%	827,806	0.57%
Noninterest-bearing demand deposits	153,176		142,182
	$1,062,651	0.53%	$969,988	0.49%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Three Months Ended June 30,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$909,475	0.62%	72.55%	$827,806	0.57%	75.42%
Debt	190,875	2.22%	15.23%	127,589	2.66%	11.62%
Total interest-bearing liabilities	1,100,350	0.89%	87.78%	955,395	0.85%	87.05%
Noninterest-bearing demand deposits	153,176		12.22%	142,182		12.95%
Total funds	$1,253,526	0.79%	100.00%	$1,097,577	0.74%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2017 and 2016, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended June 30,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$697,929	$7,662	4.39%	$592,184	$6,818	4.61%
Residential first mortgages	179,574	1,730	3.85%	140,461	1,397	3.98%
Residential rentals	101,466	1,179	4.65%	97,504	1,119	4.59%
Construction and land development	35,881	439	4.89%	37,963	426	4.49%
Home equity and second mortgages	21,406	232	4.34%	21,692	222	4.09%
Commercial and equipment loans	85,911	1,159	5.40%	85,400	1,180	5.53%
Consumer loans	442	9	8.14%	361	8	8.86%
Allowance for loan losses	(10,280)	-	0.00%	(8,864)	-	0.00%
Loan portfolio (1)	1,112,329	12,410	4.46%	966,701	11,170	4.62%
Investment securities, federal funds sold and interest-bearing deposits	175,903	985	2.24%	156,893	758	1.93%
Total Interest-Earning Assets	1,288,232	13,395	4.16%	1,123,594	11,928	4.25%
Cash and cash equivalents	14,102			12,206
Other assets	71,498			73,877
Total Assets	$1,373,832			$1,209,677

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$53,522	$7	0.05%	$47,888	$14	0.12%
Interest-bearing demand and money market accounts	412,326	352	0.34%	365,966	286	0.31%
Certificates of deposit	443,627	1,044	0.94%	413,952	883	0.85%
Long-term debt	59,490	313	2.10%	58,835	352	2.39%
Short-term borrowings	96,385	283	1.17%	33,754	49	0.58%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	104	3.47%	12,000	90	3.00%

Total Interest-Bearing Liabilities	1,100,350	2,462	0.89%	955,395	2,033	0.85%
Noninterest-bearing demand deposits	153,176			142,182
Other liabilities	11,586			9,724
Stockholders' equity	108,720			102,376
Total Liabilities and Stockholders' Equity	$1,373,832			$1,209,677

Net interest income		$10,933			$9,895
Interest rate spread			3.27%			3.40%
Net yield on interest-earning assets			3.39%			3.52%
Ratio of average interest-earning assets to average interest bearing liabilities			117.07%			117.61%
Cost of funds			0.79%			0.74%
Cost of deposits			0.53%			0.49%
Cost of debt			2.22%			2.66%

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

	For the Three Months Ended June 30, 2017
	compared to the Three Months Ended
	June 30, 2016
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,625	$(385)	$1,240
Investment securities, federal funds sold and interest bearing deposits	106	121	227
Total interest-earning assets	$1,731	$(264)	$1,467

Interest-bearing liabilities:
Savings	1	(8)	(7)
Interest-bearing demand and money market accounts	40	26	66
Certificates of deposit	70	91	161
Long-term debt	3	(42)	(39)
Short-term borrowings	184	50	234
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	14	14
Total interest-bearing liabilities	$298	$131	$429
Net change in net interest income	$1,433	$(395)	$1,038

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Provision for loan losses	$376	$564	$(188)	(33.3)%

The provision for loan losses decreased $188,000 to $376,000 for the three months ended June 30, 2017 compared to $564,000 for the three months ended June 30, 2016. Net charge-offs for the quarter were flat increasing slightly from $49,000 for the three months ended June 30, 2016 to $51,000 for the three months ended June 30, 2017. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. Overall, these changes resulted in a lower provision for loan losses for the comparable periods.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$9	$102	$(93)	(91.2)%
Gain on sale of asset	47	4	43	1075.0%
Net gains (losses) on sale of OREO	9	(448)	457	(102.0)%
Net gains on sale of investment securities	133	39	94	241.0%
Income from bank owned life insurance	194	198	(4)	(2.0)%
Service charges	660	882	(222)	(25.2)%
Total Noninterest Income	$1,052	$777	$275	35.4%

Noninterest income was increased $275,000 to $1.1 million for the three months ended June 30, 2017 from $777,000 or the three months ended June 30, 2016. During the second quarter of 2016, the Company recognized losses of $448,000 on the disposition of $2.8 million in OREO compared to recognized gains of $9,000 on dispositions of $257,000 for the three months ended June 30, 2017. During the three months ended June 30, 2017 the Company sold nine securities with aggregate carrying values of $7.0 million and recognized gains of $133,000. During the three months ended June 30, 2016 the Company sold four securities with aggregate carrying values of $3.1 million and recognized gains of $39,000. Service charge income decreased due a reduction in wealth management income in 2017 and rents collected in the prior year on OREO properties.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$4,198	$4,197	$1	0.0%
OREO valuation allowance and expenses	145	105	40	38.1%
Other operating expenses	3,187	2,990	197	6.6%
Total Noninterest Expense	$7,530	$7,292	$238	3.3%

	Three Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,198	$4,197	$1	0.0%
Occupancy expense	658	636	22	3.5%
Advertising	140	156	(16)	(10.3)%
Data processing expense	634	580	54	9.3%
Professional fees	598	380	218	57.4%
Depreciation of furniture, fixtures, and equipment	204	206	(2)	(1.0)%
Telephone communications	45	46	(1)	(2.2)%
Office supplies	28	29	(1)	(3.4)%
FDIC Insurance	161	184	(23)	(12.5)%
OREO valuation allowance and expenses	145	105	40	38.1%
Other	719	773	(54)	(7.0)%
Total Noninterest Expense	$7,530	$7,292	$238	3.3%

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

For the three months ended June 30, 2017, noninterest expense increased 3.3%, or $238,000, to $7.5 million from $7.3 million for the comparable period in 2016. Salary and benefit costs were similar to the comparable period due primarily to the retirement of two senior management employees and lower self-insured health insurance claims in the second quarter of 2017. Noninterest expense was elevated by approximately $150,000 during the second quarter of 2017 for professional fees related to one-time projects. The Company’s efficiency ratio for the three months ended June 30, 2017 and 2016 was 62.83% and 68.33%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the three months ended June 30, 2017 and 2016 was 1.89% and 2.15%, respectively. These ratios have improved in each successive quarter since the three months ended December 31, 2015.

Income Tax Expense

For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense of $1.5 million and $1.1 million, respectively. The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 were 37.66% and 38.28%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Earnings Summary

Consolidated net income was $4.9 million for the six months ended June 30, 2017, an increase of $1.6 million or 46.0%, compared to $3.3 million for the six months ended June 30, 2016. Earnings per common share (diluted) at $1.05 increased $0.33 from $0.72 per common share (diluted) for the six months ended June 30, 2016. The Company’s returns on average assets and common stockholders’ equity for the first six months of 2017 were 0.72% and 9.07%, respectively, compared to 0.57% and 6.58%, respectively, for the first six months of 2016. The $1.6 million increase in earnings was attributable to increased net interest income of $2.3 million, a decrease to the provision for loan losses of $235,000 and increased noninterest income of $300,000, partially offset by, increased noninterest expense of $377,000 and income tax expense of $938,000.

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

Pretax operating income increased $2.5 million, or 45.9%, to $7.9 million in the first six months of 2017 compared to $5.4 million in the comparable period of 2016.

▪	The continued increase in operating income and operating leverage was primarily due to the following:

•	Net interest income was $21.6 million for the six months ended June 30, 2017, an increase of $2.3 million, or 12.0%, compared to the six months ended June 30, 2016.

o	Interest income increased $3.1 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $154.5 million to $1,097.4 million in the first six months of 2017 from $942.9 million for the six months ended June 30, 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $758,000, which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances and an increase in the cost of wholesale and time based funding.

▪	The average balances of interest-bearing liabilities increased $156.1 million to $1,089.6 million in the first six months of 2017 from $933.5 million for the six months ended June 30, 2016.

▪	The Company’s cost of funds, which includes noninterest-bearing funding, increased by two basis points from the comparable period to 0.76% for the six months ended June 30, 2017.

Wholesale and time based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the six months ended June 30, 2016, interest rates for the first half of 2017 increased by six basis points on certificates of deposit, while interest-bearing transactional deposits increased by one basis point. The Company’s Federal Home Loan Bank (“FHLB”) short-term borrowings and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS’), increased by 48 basis points and 68 basis points, respectively, for the comparable periods. The Company’s ability to increase transaction deposits faster than wholesale and time funding during 2017 could mitigate possible downward pressure on net interest margin that has occurred during the first half of 2017.

•	The Company controlled expense growth. Noninterest expense increased $377,000, or 2.6%, to $14.9 million for the six months ended June 30, 2017 compared to the same period of the prior year.

During the first half of 2017, net operating expense as a percentage of average assets and the efficiency ratio declined (improved) to 1.91% and 63.35%, respectively, from 2.18% and 69.48%, respectively for the comparable six months of 2016.

•	The Company’s asset quality has continued to improve, which has had a positive impact on pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $235,000, or 23.7%, to $756,000 for the six months ended June 30, 2017 compared to $991,000 for the six months ended June 30, 2016. In addition, OREO expenses decreased $66,000 in the six months ended June 30, 2017 from the comparable prior year period.

Classified assets and non-performing assets are trending down and have improved in each of the last six quarters. Non-accrual loans and OREO have decreased $5.1 million and as a percentage of assets to 0.98% of assets at June 30, 2017 compared to 1.51% at June 30, 2016. In addition, the Company’s loan delinquency ratio has decreased to 0.43% of total loans from 1.03% for the same quarter end period in 2016.

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

Net interest income increased $2.3 million to $21.6 million for the six months ended June 30, 2017 compared to $19.3 million for the six months ended June 30, 2016. Net interest income increased from the comparable period due to interest-earning asset growth, primarily in loans, and the ability to fund the growth at a similar cost of funds. Average loans increased $154.5 million, or 16.4%, between the comparable periods. During the same timeframe, the Company’s cost of funds remained stable, increasing two basis points to 0.76% for the six months ended June 30, 2017 compared to 0.74% for the six months ended June 30, 2016.

The net interest margin was 3.40% for the six months ended June 30, 2017, an 11 basis point decrease from 3.51% for the six months ended June 30, 2016. The decrease in net interest margin was largely the result of lower yields on loans. Net interest margin declined during the first half of 2017, primarily due to reduced yields on loans and a slight increase in cost of funds. Yields on the loan portfolio decreased from 4.61% for the six months ended June 30, 2016 to 4.44% for six months ended June 30, 2017. Yields were reduced compared to the prior year due to the Bank’s increased investment in residential mortgages during 2016 and the low intermediate term interest rates that were depressed for most of 2016. The ten year U.S. Treasury rate was as low as 1.37% (July 8, 2016).

During the second quarter of 2017, loan yields began to rise compared to the first quarter of 2017, influenced by increases in the federal funds target rate (1.25% as of June 15, 2017) and loan growth in higher yielding portfolios. The Company plans to continue to slow the growth of residential first mortgages in favor of increasing commercial loan growth for the balance of the year.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$24,380	$21,715	$2,665	12.3%
Taxable interest and dividends on investment securities	1,919	1,515	404	26.7%
Interest on deposits with banks	18	10	8	80.0%
Total Interest and Dividend Income	26,317	23,240	3,077	13.2%

Interest Expenses
Deposits	2,671	2,277	394	17.3%
Short-term borrowings	430	87	343	394.3%
Long-term debt	1,609	1,588	21	1.3%
Total Interest Expenses	4,710	3,952	758	19.2%

Net Interest Income (NII)	$21,607	$19,288	$2,319	12.0%

Interest and dividend income increased by $3.1 million to $26.3 million for the six months ended June 30, 2017 compared to $23.2 million for the six months ended June 30, 2016, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $3.4 million due to growth of $154.5 million in the average balance of loans from $942.9 million for the six months ended June 30, 2016 to $1,097.4 million for the six months ended June 30, 2017. Interest and dividend income on investments increased $412,000 during the first six months of 2017 compared to the same period in the prior year as average interest-earning investment balances increased and average yields increased 27 basis points to 2.23%. These increases to net interest income were partially offset by a decrease in average loan yields, which declined 17 basis points from 4.61% for the six months ended June 30, 2016 to 4.44% for the six months ended June 30, 2017, which resulted in a decrease in interest and dividend income of $769,000.

The reduction of overall loans yields was impacted by growth of the lower-yielding residential first mortgage portfolio over the last twelve months. Residential first mortgage yields decreased 26 basis points from 4.10% for the six months ended June 30, 2016 to 3.84% for the six months ended June 30, 2017. Additionally, average residential first mortgage balances as a percentage of the total loan portfolio increased from 14.3% for the six months ended June 30, 2016 to 16.1% for the six months ended June 30, 2017. Based on the Company’s intentions to slow the growth of the residential first mortgage portfolio during 2017 in favor of more commercial loan growth, overall loan yields could be positively impacted during 2017.

Interest expense increased $758,000 to $4.7 million for the six months ended June 30, 2017 compared to $4.0 million for the six months ended June 30, 2016, due to an increase in the average balances of interest-bearing liabilities and a slight change in the composition of interest-bearing liabilities between the comparable periods. The cost of funds and deposits averaged 0.76% and 0.51%, respectively, for the six months ended June 30, 2017, an increase of two and three basis points for both averages compared to the first six months of 2016. During the six months ended June 30, 2017, interest expense increased $577,000 caused by larger average balances of interest-bearing transaction deposit accounts, time deposits and debt compared to the same period of 2016. Additionally, interest expense increased $260,000, due to increased rates on interest-bearing transaction accounts, certificates of deposits, short-term FHLB borrowings and TRUPs interest which is indexed to 90 day LIBOR. This increase was offset by a $79,000 decrease in interest expense on long-term FHLB debt due to the maturing of higher interest rate debt during 2016.

The Company continued to make progress in controlling deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the six months ended June 30, 2017 increased $71.1 million, or 13.1%, to $612.4 million compared to $541.3 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits increased from 57.2% for the six months ended June 30, 2016 to 58.1% for the six months ended June 30, 2017.

The following table presents information on average balances and rates for deposits.

	For the Six Months Ended June 30,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$52,476	0.05%	$47,242	0.11%
Interest-bearing demand and money market accounts	412,202	0.32%	356,402	0.30%
Certificates of deposit	442,086	0.90%	405,227	0.84%
Total interest-bearing deposits	906,764	0.59%	808,871	0.56%
Noninterest-bearing demand deposits	147,713		137,602
	$1,054,477	0.51%	$946,473	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Six Months Ended June 30,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$906,764	0.59%	73.28%	$808,871	0.56%	75.52%
Debt	182,861	2.23%	14.78%	124,652	2.69%	11.64%
Total interest-bearing liabilities	1,089,625	0.86%	88.06%	933,523	0.85%	87.15%
Noninterest-bearing demand deposits	147,713		11.94%	137,602		12.85%
Total funds	$1,237,338	0.76%	100.00%	$1,071,125	0.74%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2017 and 2016, respectively. There are no tax equivalency adjustments.

	For the Six Months Ended June 30,
		2017	Average		2016	Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$683,226	$15,051	4.41%	$575,369	$13,115	4.56%
Residential first mortgages	176,967	3,396	3.84%	134,456	2,756	4.10%
Residential rentals	101,333	2,336	4.61%	96,055	2,204	4.59%
Construction and land development	37,229	869	4.67%	38,249	864	4.52%
Home equity and second mortgages	21,199	449	4.24%	21,667	446	4.12%
Commercial and equipment loans	87,236	2,262	5.19%	85,476	2,313	5.41%
Consumer loans	433	17	7.85%	377	17	9.02%
Allowance for loan losses	(10,175)	-	0.00%	(8,769)	-	0.00%
Loan portfolio (1)	1,097,448	24,380	4.44%	942,880	21,715	4.61%
Investment securities, federal funds sold and interest-bearing deposits	174,027	1,937	2.23%	155,837	1,525	1.96%
Total Interest-Earning Assets	1,271,475	26,317	4.14%	1,098,717	23,240	4.23%
Cash and cash equivalents	12,703			10,759
Other assets	71,744			72,604
Total Assets	$1,355,922			$1,182,080

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$52,476	$13	0.05%	$47,242	$26	0.11%
Interest-bearing demand and money market accounts	412,202	660	0.32%	356,402	540	0.30%
Certificates of deposit	442,086	1,998	0.90%	405,227	1,711	0.84%
Long-term debt	60,679	677	2.23%	55,380	697	2.52%
Short-term borrowings	87,182	430	0.99%	34,272	87	0.51%
Subordinated Notes	23,000	719	6.25%	23,000	719	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	213	3.55%	12,000	172	2.87%

Total Interest-Bearing Liabilities	1,089,625	4,710	0.86%	933,523	3,952	0.85%
Noninterest-bearing demand deposits	147,713			137,602
Other liabilities	10,849			9,295
Stockholders' equity	107,735			101,660
Total Liabilities and Stockholders' Equity	$1,355,922			$1,182,080

Net interest income		$21,607			$19,288
Interest rate spread			3.28%			3.38%
Net yield on interest-earning assets			3.40%			3.51%
Ratio of average interest-earning assets to average interest bearing liabilities			116.69%			117.70%
Cost of funds			0.76%			0.74%
Cost of deposits			0.51%			0.48%
Cost of debt			2.23%			2.69%

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

	For the Six Months Ended June 30, 2017
	compared to the Six Months Ended
	June 30, 2016
		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$3,434	$(769)	$2,665
Investment securities, federal funds sold and interest bearing deposits	202	210	412
Total interest-earning assets	$3,636	$(559)	$3,077

Interest-bearing liabilities:
Savings	1	(14)	(13)
Interest-bearing demand and money market accounts	89	31	120
Certificates of deposit	167	120	287
Long-term debt	59	(79)	(20)
Short-term borrowings	261	82	343
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	41	41
Total interest-bearing liabilities	$577	$181	$758
Net change in net interest income	$3,059	$(740)	$2,319

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Provision for loan losses	$756	$991	$(235)	(23.7)%

The provision for loan losses decreased $235,000 to $756,000 for the six months ended June 30, 2017 compared to $991,000 for the six months ended June 30, 2016. Net charge-offs for the first six months of 2017 decreased $243,000 from $425,000 for the six months ended June 30, 2016 to $182,000 for the six months ended June 30, 2017. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. Overall, these changes resulted in a lower provision for loan losses for the comparable periods.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$56	$163	$(107)	(65.6)%
Gain on sale of asset	47	4	43	1075.0%
Net gains (losses) on sale of OREO	36	(443)	479	(108.1)%
Net gains on sale of investment securities	133	39	94	241.0%
Income from bank owned life insurance	385	394	(9)	(2.3)%
Service charges	1,270	1,470	(200)	(13.6)%
Total Noninterest Income	$1,927	$1,627	$300	18.4%

Noninterest income was increased $300,000 to $1.9 million for the six months ended June 30, 2017 from $1.6 million for the six months ended June 30, 2016. During the first six months of 2016, the Company recognized losses of $443,000 on the disposition of $3.4 million in OREO compared to recognized gains of $36,000 on dispositions of $1.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2017 the Company sold nine securities with aggregate carrying values of $7.0 million and recognized gains of $133,000. During the six months ended June 30, 2016 the Company sold four securities with aggregate carrying values of $3.1 million and recognized gains of $39,000. Service charge income decreased due a reduction in wealth management income in 2017 and rents collected in the prior year on OREO properties.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$8,511	$8,349	$162	1.9%
OREO valuation allowance and expenses	340	406	(66)	(16.3)%
Other operating expenses	6,058	5,777	281	4.9%
Total Noninterest Expense	$14,909	$14,532	$377	2.6%

	Six Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$8,511	$8,349	$162	1.9%
Occupancy expense	1,311	1,225	86	7.0%
Advertising	248	219	29	13.2%
Data processing expense	1,211	1,134	77	6.8%
Professional fees	935	805	130	16.1%
Depreciation of furniture, fixtures, and equipment	403	402	1	0.2%
Telephone communications	96	90	6	6.7%
Office supplies	60	72	(12)	(16.7)%
FDIC Insurance	327	427	(100)	(23.4)%
OREO valuation allowance and expenses	340	406	(66)	(16.3)%
Other	1,467	1,403	64	4.6%
Total Noninterest Expense	$14,909	$14,532	$377	2.6%

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

For the six months ended June 30, 2017, noninterest expense increased 2.6%, or $377,000, to $14.9 million from $14.5 million for the comparable period in 2016. Salary and benefit costs have increased from the comparable period due to modest increases in base compensation, partially offset by the retirement of two senior management employees in the second quarter of 2017. Occupancy expense increased mainly as a result of scheduled lease rent increases. Data processing costs were modestly higher than the prior year primarily due to scheduled annual increases of the Company’s core data processing systems. These increases were anticipated because of the Bank’s larger balance sheet and increase in customer accounts. Noninterest expense was elevated by approximately $150,000 for the six months ended June 30, 2017 due to professional fees related to one-time projects. The Company’s efficiency ratio for the six months ended June 30, 2017 and 2016 was 63.35% and 69.48%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the six months ended June 30, 2017 and 2016 was 1.91% and 2.18%, respectively.

Income Tax Expense

For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $3.0 million and $2.0 million, respectively. The Company’s effective tax rates for the six months ended June 30, 2017 and 2016 were 37.92% and 37.95%, respectively. The decrease in the effective tax rate was the result of tax-exempt income being relatively higher to total income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016

Assets

Total assets at June 30, 2017 were $1.39 billion, an increase of $58.4 million or 8.8% annualized growth, compared to total assets of $1.33 billion at December 31, 2016. The increase in total assets was primarily attributable to growth in loans. Net loans increased $52.9 million, or 9.8% annualized growth, from $1,079.5 million at December 31, 2016 to $1,132.4 million at June 30, 2017, principally due to increases in loans secured by commercial real estate and residential first mortgages. The differences in allocations between the cash and investment categories reflect operational needs. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change

Cash and due from banks	$14,982	$9,948	$5,034	50.6%
Interest-bearing deposits with banks	1,338	1,315	23	1.7%
Securities available for sale (AFS), at fair value	54,288	53,033	1,255	2.4%
Securities held to maturity (HTM), at amortized cost	106,842	109,247	(2,405)	(2.2)%
FHLB stock - at cost	7,745	7,235	510	7.0%
Loans receivable - net of ALLL	1,132,429	1,079,519	52,910	4.9%
Premises and equipment, net	22,042	22,205	(163)	(0.7)%
Premises and equipment held for sale	-	345	(345)	(100.0)%
Other real estate owned (OREO)	9,154	7,763	1,391	17.9%
Accrued interest receivable	4,212	3,979	233	5.9%
Investment in bank owned life insurance	29,011	28,625	386	1.3%
Other assets	10,645	11,043	(398)	(3.6)%
Total Assets	$1,392,688	$1,334,257	$58,431	4.4%

The following is a breakdown of the Company’s loan portfolio at June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017%		December 31, 2016%

Commercial real estate	$713,789	62.50%	$667,105	61.25%
Residential first mortgages	181,386	15.88%	171,004	15.70%
Residential rentals	103,361	9.05%	101,897	9.36%
Construction and land development	32,603	2.85%	36,934	3.39%
Home equity and second mortgages	20,847	1.83%	21,399	1.97%
Commercial loans	55,023	4.82%	50,484	4.64%
Consumer loans	412	0.04%	422	0.04%
Commercial equipment	34,589	3.03%	39,737	3.65%
	1,142,010	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(853)	-0.07%	(397)	-0.04%
Allowance for loan losses	10,434	0.91%	9,860	0.91%
	9,581		9,463
	$1,132,429		$1,079,519

Asset Quality

The following tables show asset quality ratios at June 30, 2017 and December 31, 2016.

(dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,392,688	$1,334,257	$58,431	4.4%
Gross loans	1,142,010	1,088,982	53,028	4.9
Classified Assets	35,413	39,246	(3,833)	(9.8)
Allowance for loan losses	10,434	9,860	574	5.8

Past due loans (PDLs) (31 to 89 days)	1,081	1,034	47	4.5
Nonperforming loans (NPLs) (>=90 days)	3,782	7,705	(3,923)	(50.9)

Non-accrual loans (a)	4,442	8,374	(3,932)	(47.0)
Accruing troubled debt restructures (TDRs) (b)	10,228	10,448	(220)	(2.1)
Other real estate owned (OREO)	9,154	7,763	1,391	17.9
Non-accrual loans, OREO and TDRs	$23,824	$26,585	$(2,761)	(10.4)
ASSET QUALITY RATIOS
Classified assets to total assets	2.54%	2.94%
Classified assets to risk-based capital	22.81	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	275.89	127.97
Past due loans (PDLs) to total loans	0.09	0.09
Nonperforming loans (NPLs) to total loans	0.33	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.43	0.80
Non-accrual loans to total loans	0.39	0.77
Non-accrual loans and TDRs to total loans	1.28	1.73
Non-accrual loans and OREO to total assets	0.98	1.21
Non-accrual loans, OREO and TDRs to total assets	1.71	1.99

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At June 30, 2017 and December 31, 2016, the Bank had total TDRs of $12.0 million and $15.1 million, respectively, with $1.8 million and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets have decreased from 1.83% at December 31, 2015, to 1.21% at December 31, 2016, and to 0.98% at June 30, 2017. Non-accrual loans, OREO and TDRs to total assets decreased from 2.98% at December 31, 2015, to 1.99% at December 31, 2016, and to 1.71% at June 30, 2017.

Management considers classified assets to be an important measure of asset quality. Classified assets have been trending downward the last several years. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2017, March 31, 2017 and December 31, 2016, 2015, 2014 and 2013, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of 06/30/2017	As of 03/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013
Classified loans
Substandard	$25,519	$28,920	$30,463	$31,943	$46,735	$47,645
Doubtful	-	-	137	861	-	-
Loss	-	-	-	-	-	-
Total classified loans	25,519	28,920	30,600	32,804	46,735	47,645
Special mention loans	1,357	1,374	-	1,642	5,460	9,246
Total classified and special mention loans	$26,876	$30,294	$30,600	$34,446	$52,195	$56,891

Classified loans	25,519	28,920	30,600	32,804	46,735	47,645
Classified securities	740	791	883	1,093	1,404	2,438
Other real estate owned	9,154	6,747	7,763	9,449	5,883	6,797
Total classified assets	$35,413	$36,458	$39,246	$43,346	$54,022	$56,880

As a percentage of Total Assets	2.54%	2.69%	2.94%	3.79%	4.99%	5.56%
As a percentage of Risk Based Capital	22.81%	23.91%	26.13%	30.19%	39.30%	43.11%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.9 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $4.4 million or 0.39% of total loans at June 30, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

Non-accrual loans at June 30, 2017 included $3.1 million, or 71% of non-accrual loans, attributed to 11 loans representing five customer relationships. During the six months ended June 30, 2017 non-accrual loans decreased $2.8 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. This loan relationship was also a TDR. Non-accrual loans at December 31, 2016 included $6.4 million, or 77% of non-accrual loans, attributed to 15 loans representing six customer relationships. Non-accrual loans included four troubled debt restructures (“TDRs”) totaling $1.8 million at June 30, 2017 and six troubled debt restructures (“TDRs”) totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $3.9 million from $8.7 million, or 0.80% of loans, at December 31, 2016 to $4.9 million, or 0.43% of loans, at June 30, 2016.

TDRs decreased $3.1 million from $15.1 million at December 31, 2016 to $12.0 million at June 30, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $728,000 on nine TDRs totaling $5.8 million at June 30, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. During the six months ended June 30, 2017, TDR disposals, which included payoffs and refinancing decreased by one loan of $167,000 and TDR loan principal curtailment was $177,000. In addition, TDRs declined by $2.8 million in the second quarter of 2017 due to the foreclosure of the stalled residential development project mentioned previously. There were no TDRs added during the six months ended June 30, 2017. The following is a breakdown by loan classification of the Company’s TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,466	9	$9,587	8
Residential first mortgages	537	2	545	2
Residential rentals	224	1	227	1
Construction and land development	981	3	3,777	4
Commercial loans	665	3	872	5
Commercial equipment	108	2	113	2
Total TDRs	$11,981	20	$15,121	22
Less: TDRs included in non-accrual loans	(1,753)	(4)	(4,673)	(6)
Total accrual TDR loans	$10,228	16	$10,448	16

The allowance for loan losses was 0.91% of gross loans at June 30, 2017 and December 31, 2016. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in classified assets and delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at June 30, 2017 and December 31, 2016, respectively:

(dollar in thousands)	June 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans

General Allowance	$8,958	0.78%	$8,571	0.79%
Specific Allowance	1,476	0.13%	1,289	0.12%
Total Allowance	$10,434	0.91%	$9,860	0.91%

The historical loss experience factor is tracked over various time horizons for each portfolio segment. The following table provides net charge-offs as a percentage of average loans for the three and six months ended June 30, 2017 and 2016, respectively, and a five-year trend:

(dollars in	Three Months Ended June 30,		Six Months Ended June 30,		Years Ended December 31,
thousands)	2017	2016	2017	2016	2016	2015	2014	2013	2012
Average loans	$1,112,329	$966,701	$1,097,448	$942,880	$988,288	$874,186	$819,381	$741,369	$719,798
Net charge-offs	51	49	182	425	1,039	1,374	2,309	1,049	1,937
Net charge-offs to average loans	0.02%	0.02%	0.03%	0.09%	0.11%	0.16%	0.28%	0.14%	0.27%

The OREO balance was $9.2 million at June 30, 2017, an increase of $1.4 million compared to $7.8 million at December 31, 2016. During the six months ended June 30, 2017, additions of $2.8 million to OREO were related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. During the first six months of 2017, increases to OREO were offset by the disposal of four residential properties and multiple residential lots for proceeds of $1.1 million and a gain of $36,000. In addition, valuation allowances of $313,000 were recognized to adjust properties to current appraised values. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2017, greater than 99%, or $155.9 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99%, or $156.9 million, at December 31, 2016. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. Classified securities decreased $143,000 from $883,000 at December 31, 2016 to $740,000 at June 30, 2017.

Gross unrealized losses on HTM and AFS securities decreased from $3.3 million at December 31, 2016 to $1.6 million at June 30, 2017 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2017 and December 31, 2016 for AFS securities were $876,000 and $1.6 million, respectively, of amortized cost of $55.1 million and $54.6 million, respectively. Gross unrealized losses at June 30, 2017 and December 31, 2016 for HTM securities were $687,000 and $1.7 million, respectively, of amortized cost of $106.8 million and $109.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest-bearing deposits	$154,962	$144,877	$10,085	7.0%
Interest-bearing deposits	932,844	893,948	38,896	4.4%
Total deposits	1,087,806	1,038,825	48,981	4.7%
Short-term borrowings	88,500	79,000	9,500	12.0%
Long-term debt	65,529	65,559	(30)	(0.0)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	6,560	11,447	(4,887)	(42.7)%
Total Liabilities	$1,283,395	$1,229,831	$53,564	4.4%

Deposits and Borrowings

Deposits increased by 9.4% annualized, or $49.0 million, to $1,087.8 million at June 30, 2017 compared to $1,038.8 million at December 31, 2016. The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits at June 30, 2017 and December 31, 2016 were $146.9 million and $131.0 million, respectively. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits at June 30, 2017 and December 31, 2016 were $95.6 million and $70.7 million, respectively.

Details of the Company’s deposit portfolio at June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$154,962	14.25%	$144,877	13.95%
Interest-bearing:
Demand	190,674	17.53%	162,823	15.67%
Money market deposits	238,822	21.95%	248,049	23.88%
Savings	54,361	5.00%	50,284	4.84%
Certificates of deposit	448,987	41.27%	432,792	41.66%
Total interest-bearing	932,844	85.75%	893,948	86.05%

Total Deposits	$1,087,806	100.00%	$1,038,825	100.00%

Transaction accounts	$638,819	58.73%	$606,033	58.34%

FHLB long-term debt and short-term borrowings increased $9.5 million from $144.6 million at December 31, 2016 to $154.1 million at June 30, 2017. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At June 30, 2017 and December 31, 2016, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change

Common Stock at par of $0.01	$46	$46	$-	0.0%
Additional paid in capital	47,847	47,377	470	1.0%
Retained earnings	62,058	58,100	3,958	6.8%
Accumulated other comprehensive loss	(489)	(928)	439	(47.3)%
Unearned ESOP shares	(169)	(169)	-	0.0%
Total Stockholders' Equity	$109,293	$104,426	$4,867	4.7%

During the six months ended June 30, 2017, stockholders’ equity increased $4.9 million to $109.3 million. The increase in stockholders’ equity was due to net income of $4.9 million, a current year decrease in accumulated other comprehensive loss of $439,000 and net stock related activities related to stock-based compensation of $444,000. These increases to capital were partially offset by quarterly common dividends paid of $901,000. Common stockholders' equity of $109.3 million at June 30, 2017 resulted in a book value of $23.51 per common share compared to $22.54 at December 31, 2016. The Company remains well-capitalized at June 30, 2017 with a Tier 1 capital to average assets ratio of 8.85%.

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

During the three months ended June 30, 2017 and the year ended December 31, 2016, the Company performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

Cash and cash equivalents as of June 30, 2017 totaled $16.3 million, an increase of $5.0 million, or 44.9%, from the December 31, 2016 total of $11.3 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Company has substantial sources of funds available from other sources.

During the six months ended June 30, 2017, all financing activities provided $57.7 million in cash compared to $87.3 million in cash for the same period in 2016. The Company was provided $29.6 million less cash from financing activities in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to reduced deposit growth of $37.6 million partially offset by net increases of $7.5 million in FHLB long-term debt and short-term borrowings.

During the six months ended June 30, 2017, all investing activities used $53.8 million in cash compared to $90.0 million in cash used for the same period in 2016. The decrease in cash used of $36.2 million was primarily the result of net decreases in cash used of $2.1 million for securities transactions, $2.8 million for purchases of premises and equipment and $34.6 million from loan activities The Company netted proceeds of $1.3 million from securities transactions in the first six months of 2017. In the six months ended June 30, 2016, net purchases of securities used cash of $873,000. The Company purchased more premises and equipment in the first six months of 2016 compared to the same period in 2017, mainly due to the construction of a new branch in downtown Fredericksburg, Virginia during the first half of 2016. Cash used decreased as principal received on loans for the six months ended June 30, 2017 increased over the prior year comparable period. Principal collected on loans increased $23.3 million from $103.6 million for the six months ended June 30, 2016 to $126.9 million for the six months ended June 30, 2017. Additionally, cash used decreased for the funding of loans originated, which decreased $11.3 million from $194.0 million for the six months ended June 30, 2016 to $182.7 million for the six months ended June 30, 2017. These reductions in the amount of cash used were partially offset by a decrease in cash provided of $3.3 million from the 2016 sales of the King George branch and OREO compared to less significant sales activity in 2017. Net cash provided decreased from $4.6 million for the six months ended June 30, 2016 to $1.3 million for the six months ended June 30, 2017.

Operating activities provided cash of $1.2 million, or $3.4 million less cash, for the three months ended June 30, 2017 compared to $4.6 million of cash provided for the same period of 2016.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of June 30, 2017, March 31, 2017 and December 31, 2016, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

June 30, 2017	(2.68)%	(1.22)%	(2.80)%
March 31, 2017	(2.39)%	(1.12)%	(2.98)%
December 31, 2016	(2.19)%	(1.10)%	1.51%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

June 30, 2017	(14.43)%	(6.80)%	19.02%
March 31, 2017	(14.71)%	(6.79)%	12.93%
December 31, 2016	(13.22)%	(5.64)%	0.63%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings - The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A – Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A- Risk Factors” in the Form 10-K that we filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of June 30, 2017, 188,558 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows that there were no repurchases during the three months ended June 30, 2017.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2017	-	$-	-	188,558
May 1-31, 2017	-	-	-	188,558
June 1-30, 2017	-	-	-	188,558
Total	-	$-	-	188,558

Item 3 – Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 – Other Information - None

Item 6 – Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 7, 2017	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 7, 2017	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

