Form 10-Q
period 2017-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2017-11-03
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Yes  ☐                  No ☒

As of October 26, 2017, the registrant had 4,649,658 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2017
(dollars in thousands, except per share amounts)	(Unaudited)	December 31, 2016
Assets
Cash and due from banks	$15,627	$9,948
Interest-bearing deposits with banks	1,577	1,315
Securities available for sale (AFS), at fair value	61,376	53,033
Securities held to maturity (HTM), at amortized cost	104,530	109,247
Federal Home Loan Bank (FHLB) stock - at cost	7,447	7,235
Loans receivable - net of allowance for loan losses of $10,435 and $9,860	1,136,004	1,079,519
Premises and equipment, net	21,751	22,205
Premises and equipment held for sale	-	345
Other real estate owned (OREO)	9,741	7,763
Accrued interest receivable	4,494	3,979
Investment in bank owned life insurance	29,206	28,625
Other assets	10,419	11,043
Total Assets	$1,402,172	$1,334,257

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$157,665	$144,877
Interest-bearing deposits	940,336	893,948
Total deposits	1,098,001	1,038,825
Short-term borrowings	91,500	79,000
Long-term debt	55,514	65,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	11,272	11,447
Total Liabilities	1,291,287	1,229,831

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,649,302 and 4,633,868 shares, respectively	46	46
Additional paid in capital	47,994	47,377
Retained earnings	64,375	58,100
Accumulated other comprehensive loss	(538)	(928)
Unearned ESOP shares	(992)	(169)
Total Stockholders' Equity	110,885	104,426
Total Liabilities and Stockholders' Equity	$1,402,172	$1,334,257

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts )	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$12,671	$11,460	$37,051	$33,175
Interest and dividends on investment securities	988	758	2,907	2,273
Interest on deposits with banks	21	5	39	15
Total Interest and Dividend Income	13,680	12,223	39,997	35,463

Interest Expense
Deposits	1,563	1,209	4,234	3,486
Short-term borrowings	304	36	734	123
Long-term debt	805	834	2,414	2,422
Total Interest Expense	2,672	2,079	7,382	6,031

Net Interest Income	11,008	10,144	32,615	29,432
Provision for loan losses	224	698	980	1,689
Net Interest Income After Provision For Loan Losses	10,784	9,446	31,635	27,743

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	28	60	84	223
Gain on sale of asset	-	-	47	4
Net gains (losses) on sale of OREO	-	3	36	(440)
Net gains on sale of investment securities	-	-	133	39
Income from bank owned life insurance	196	199	581	593
Service charges	639	580	1,909	2,050
Gain on sale of loans held for sale	294	-	294	-
Total Noninterest Income	1,157	842	3,084	2,469

Noninterest Expense
Salary and employee benefits	4,056	4,268	12,567	12,617
Occupancy expense	630	597	1,941	1,822
Advertising	156	290	404	509
Data processing expense	555	544	1,766	1,678
Professional fees	749	308	1,684	1,113
Depreciation of furniture, fixtures, and equipment	191	206	594	608
Telephone communications	46	43	142	133
Office supplies	26	33	86	105
FDIC Insurance	178	215	505	642
OREO valuation allowance and expenses	283	203	623	609
Other	572	604	2,039	2,007
Total Noninterest Expense	7,442	7,311	22,351	21,843

Income before income taxes	4,499	2,977	12,368	8,369
Income tax expense	1,717	1,014	4,701	3,060
Net Income	$2,782	$1,963	$7,667	$5,309

Earnings Per Common Share
Basic	$0.60	$0.43	$1.66	$1.16
Diluted	$0.60	$0.42	$1.65	$1.15
Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016

Net Income	$2,782	$1,963	$7,667	$5,309
Net unrealized holding gains (losses) arising during period, net of tax (benefit) expense of $(32) and $13, and $257 and $223, respectively.	(49)	21	396	346
Reclassification adjustment for gains included in net income, net of tax benefit of $(0) and $(0), and $(3) and $(10), respectively.	-	-	(6)	(20)
Comprehensive Income	$2,733	$1,984	$8,057	$5,635

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016

Cash Flows from Operating Activities
Net income	$7,667	$5,309
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	980	1,689
Depreciation and amortization	1,201	1,144
Loans originated for resale	(2,529)	-
Proceeds from sale of loans originated for sale	2,823	-
Gain on sale of loans held for sale	(294)	-
Net (gains) loss on the sale of OREO	(36)	440
Gains on sales of investment securities	(133)	(39)
Gain on sale of asset	(47)	(4)
Net amortization of premium/discount on investment securities	332	395
Increase in OREO valuation allowance	576	366
Increase in cash surrender of bank owned life insurance	(581)	(593)
Increase in deferred income tax benefit	(805)	(417)
Increase in accrued interest receivable	(515)	(386)
Stock based compensation	399	240
Increase (decrease) in net deferred loan premiums	(636)	1,308
(Decrease) increase in accrued expenses and other liabilities	(175)	210
Decrease (increase) in other assets	1,198	(77)
Net Cash Provided by Operating Activities	9,425	9,585

Cash Flows from Investing Activities
Purchase of AFS investment securities	(16,831)	(15,142)
Proceeds from redemption or principal payments of AFS investment securities	5,330	4,404
Purchase of HTM investment securities	(13,135)	(12,180)
Proceeds from maturities or principal payments of HTM investment securities	14,185	17,618
Net (decrease) increase of FHLB and FRB stock	(211)	759
Purchase of bank owned life insurance policies	-	-
Loans originated or acquired	(247,726)	(298,714)
Principal collected on loans	187,475	160,259
Purchase of premises and equipment	(742)	(3,757)
Proceeds from sale of OREO	903	2,770
Proceeds from sale of HTM investment securities	3,569	710
Proceeds from sale of AFS investment securities	3,702	2,464
Proceeds from disposal of asset	387	2,015

Net Cash Used in Investing Activities	(63,094)	(138,794)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016

Cash Flows from Financing Activities
Net increase in deposits	$59,176	$104,676
Proceeds from long-term debt	10,000	15,000
Payments of long-term debt	(20,045)	(5,044)
Net increase in short term borrowings	12,500	19,500
Exercise of stock options	155	-
Dividends paid	(1,353)	(1,362)
Net change in unearned ESOP shares	(823)	-
Repurchase of common stock	-	(337)
Net Cash Provided by Financing Activities	59,610	132,433
Increase in Cash and Cash Equivalents	$5,941	$3,224
Cash and Cash Equivalents - January 1	11,263	11,139
Cash and Cash Equivalents - September 30	$17,204	$14,363

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for Interest	$7,631	$6,253
Income taxes	$5,085	$2,875

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$203	$575
Transfer from loans to OREO	$3,622	$3,119
Financed amount of sale of OREO	$200	$1,830
Transfer of OREO to Fixed Assets	$-	$372

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2016 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2016 Annual Report. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period. Certain previously reported amounts have been reclassified to conform to the 2017 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2016 Annual Report on Form 10-K.

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

The Company’s branches are located at its main office in Waldorf, Maryland, and 10 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch.

The Company closed its Central Park Fredericksburg branch during the third quarter of 2017. This location continues to serve as a loan production office and the branch closure did not have a material effect on operations. The Company offered branch employees open positions.

On July 31, 2017, the Company and Community Bank of the Chesapeake entered into an Agreement and Plan of Merger with County First Bank (“County First”). Merger related costs, which included mainly professional fees and investment banking costs, for the three months and nine months ended September 30, 2017 were $239,000 and $494,000, respectively. At June 30, 2017, County First had total assets of $224 million, total deposits of $209 million, and five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. Pending receipt of the necessary regulatory and County First shareholder approvals, the merger is currently expected to close in the first quarter of 2018.

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

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three and nine months ended September 30, 2017 and 2016. The Company’s “other comprehensive” income was solely related to securities for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(81)	$(32)	$(49)	$34	$13	$21
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive income	$(81)	$(32)	$(49)	$34	$13	$21

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$653	$257	$396	$569	$223	$346
Reclassification adjustments	(9)	(3)	(6)	(30)	(10)	(20)
Other comprehensive income	$644	$254	$390	$539	$213	$326

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(489)	$54	$(928)	$(251)
Other comprehensive gains (losses), net of tax before reclassifications	(49)	21	396	346
Amounts reclassified from accumulated other comprehensive loss	-	-	(6)	(20)
Net other comprehensive income (loss)	(49)	21	390	326
End of period	$(538)	$75	$(538)	$75

NOTE 5 – EARNINGS PER SHARE (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. At September 30, 2016, there were 20,911 options which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options were greater than the average market price of the common shares. All outstanding options expired on July 17, 2017.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Net Income	$2,782	$1,963	$7,667	$5,309

Average number of common shares outstanding	4,633,391	4,590,664	4,631,571	4,591,926
Dilutive effect of common stock equivalents	26	31,915	1,929	29,702
Average number of shares used to calculate diluted EPS	4,633,417	4,622,579	4,633,500	4,621,628

Earnings Per Common Share
Basic	$0.60	$0.43	$1.66	$1.16
Diluted	0.60	0.42	1.65	1.15

During the three months ended September 30, 2017, the Employee Stock Ownership Plan (“ESOP”) purchased 23,503 shares of the Company’s common shares for $823,000. The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

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

Stock-based compensation expense totaled $115,000 and $399,000, respectively, for the three and nine months ended September 30, 2017 and $80,000 and $240,000, respectively, for the three and nine months ended September 30, 2016. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017. The following tables below summarize option activity and outstanding and exercisable options at and for the nine months ended September 30, 2017 and at and for the year ended December 31, 2016.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2017	15,081	$27.70	$-
Exercised	(14,231)	27.70	134
Expired	(350)	27.70	-
Forfeited	(500)	27.70	-

Outstanding at September 30, 2017	-	$-	$-	-

Exercisable at September 30, 2017	-	$-	$-	-

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(6,130)	27.70

Outstanding at December 31, 2016	15,081	$27.70	$20	0.5

Exercisable at December 31, 2016	15,081	$27.70	$20	0.5

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $20,000 at December 31, 2016. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.00 per share at December 31, 2016 and the exercise price multiplied by the number of options outstanding.

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

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of September 30, 2017 and December 31, 2016, unrecognized stock compensation expense was $636,000 and $810,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at September 30, 2017 and December 31, 2016, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at September 30, 2017	32,809	$22.61

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at December 31, 2016	47,881	$20.41

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

	Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2017	2016	2016
Balance at beginning of year	$7,763	$9,449	$9,449
Additions of underlying property	3,622	3,120	3,120
Disposals of underlying property	(1,068)	(3,583)	(3,860)
Transfers to premises and equipment	-	-	(372)
Valuation allowance	(576)	(366)	(574)
Balance at end of period	$9,741	$8,620	$7,763

During the nine months ended September 30, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company disposed of four residential properties and multiple residential lots for proceeds of $1.1 million and a gain of $36,000 for the nine months ended September 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

The Company had $122,000 and $353,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2017 and December 31, 2016, respectively.

Additions to the valuation allowances of $576,000 and $366,000 were taken to adjust properties to current appraised values for the nine months ended September 30, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Valuation allowance	$263	$104	$576	$366
Operating expenses	20	99	47	243
	$283	$203	$623	$609

NOTE 10 – SECURITIES

	September 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$7,475	$-	$104	$7,371
Residential Collateralized Mortgage Obligations ("CMOs")	39,255	11	620	38,646
U.S. Agency	11,041	5	237	10,809
Corporate equity securities	37	-	-	37
Bond mutual funds	4,457	56	-	4,513
Total securities available for sale	$62,265	$72	$961	$61,376

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$31,544	$360	$89	$31,815
Residential CMOs	57,410	160	518	57,052
U.S. Agency	8,863	14	151	8,726
Asset-backed securities issued by Others:
Residential CMOs	697	-	56	641
Callable GSE Agency Bonds	5,019	4	-	5,023
U.S. government obligations	997	-	-	997
Total securities held to maturity	$104,530	$538	$814	$104,254

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$4,377	$-	$194	$4,183
Residential CMOs	35,176	18	966	34,228
U.S. Agency	10,589	-	417	10,172
Corporate equity securities	37	-	-	37
Bond mutual funds	4,386	27	-	4,413
Total securities available for sale	$54,565	$45	$1,577	$53,033

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,735	$367	$569	$34,533
Residential CMOs	63,060	135	802	62,393
U.S. Agency	6,717	-	253	6,464
Asset-backed securities issued by Others:
Residential CMOs	884	-	81	803
Callable GSE Agency Bonds	3,001	-	10	2,991
U.S. government obligations	850	-	-	850
Total securities held to maturity	$109,247	$502	$1,715	$108,034

At September 30, 2017, securities with an amortized cost of $27.1 million were pledged to secure certain customer deposits. At September 30, 2017, securities with an amortized cost of $4.1 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At September 30, 2017, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.62 years and average duration of 4.16 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.78 years and average duration of 4.27 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made for the nine months ended September 30, 2017 and the year ended December 31, 2016.

During the nine months ended September 30, 2017 the Company recognized net gains on the sale of securities of $133,000. The Company sold three AFS securities with aggregate carrying values of $3.6 million and six HTM securities with aggregate carrying values of $3.4 million, recognizing gains of $9,000 and $124,000, respectively.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at September 30, 2017 were as follows:

	Less Than 12		More Than 12
	Months		Months		Total
September 30, 2017 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$34,899	$521	$17,240	$440	$52,139	$961

At September 30, 2017, the AFS investment portfolio had an estimated fair value of $61.4 million, of which $52.0 million of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $961,000 of the portfolio amortized cost of $57.8 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.61 years and an average duration of 4.14 years. Management believes that the securities will either recover in market value or be paid off as agreed.

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2016 were as follows:

	Less Than 12		More Than 12
	Months		Months		Total
December 31, 2016 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$34,262	$1,110	$11,846	$467	$46,108	$1,577

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2017 were as follows:

	Less Than 12		More Than 12
	Months		Months		Total
September 30, 2017 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	49,267	591	10,090	167	59,357	758
Asset-backed securities issued by Others	-	-	641	56	641	56
	$49,267	$591	$10,731	$223	$59,998	$814

At September 30, 2017, the HTM investment portfolio had an estimated fair value of $104.2 million, of which $60.0 million of the securities had some unrealized losses from their amortized cost. Of these securities, $59.4 million were asset-backed securities issued by GSEs and U.S. Agencies and $641,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $758,000 of the portfolio amortized cost of $97.8 million. The securities with unrealized losses had an average life of 4.67 years and an average duration of 4.19 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $56,000 of the portfolio amortized cost of $697,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 2.97 years and an average duration of 2.46 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2016 were as follows:

	Less Than 12		More Than 12
	Months		Months		Total
December 31, 2016 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$77,879	$1,452	$6,340	$182	$84,219	$1,634
Asset-backed securities issued by Others	-	-	803	81	803	81
	$77,879	$1,452	$7,143	$263	$85,022	$1,715

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at September 30, 2017 and December 31, 2016 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2017		December 31, 2016
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$160,658	AAA	$156,947
BB	697	BB	411
B+	-	B+	472
Total	$161,355	Total	$157,830

NOTE 11 – LOANS

Loans consist of the following:

(dollars in thousands)	September 30, 2017%		December 31, 2016%

Commercial real estate	$712,840	62.24%	$667,105	61.25%
Residential first mortgages	175,816	15.35%	171,004	15.70%
Residential rentals	110,905	9.68%	101,897	9.36%
Construction and land development	31,094	2.71%	36,934	3.39%
Home equity and second mortgages	22,334	1.95%	21,399	1.97%
Commercial loans	56,376	4.92%	50,484	4.64%
Consumer loans	541	0.05%	422	0.04%
Commercial equipment	35,500	3.10%	39,737	3.65%
	1,145,406	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(1,033)	-0.09%	(397)	-0.04%
Allowance for loan losses	10,435	0.91%	9,860	0.91%
	9,402		9,463
	$1,136,004		$1,079,519

At September 30, 2017 and December 31, 2016, the Bank’s allowance for loan losses totaled $10.4 million and $9.9 million, or 0.91% and 0.91%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Deferred loan fees and premiums include net deferred fees paid by customers of $2.8 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively. These were offset by net deferred premiums for the purchase of residential first mortgages and deferred costs of $3.8 million and $3.1 million, respectively, at September 30, 2017 and December 31, 2016, respectively.

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

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.4% and 9.3% of the CRE portfolio at September 30, 2017 and December 31, 2016, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Bank purchased residential first mortgages of $22.2 million and $64.2 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $58.0 million or 5.1% of total gross loans of $1.15 billion at September 30, 2017 compared to $45.6 million or 4.2% of total gross loans of $1.09 billion at December 31, 2016.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of September 30, 2017 and December 31, 2016, $85.5 million and $84.9 million, respectively, were 1-4 family units and $25.4 million and $17.0 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $93.1 million or 8.1% of total gross loans of $1.15 billion at September 30, 2017 compared to $84.0 million or 7.7% of total gross loans of $1.09 billion at December 31, 2016.

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

Non-accrual and Past Due Loans

Non-accrual loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,112	4	$271	1	$1,383	5
Residential first mortgages	285	2	-	-	285	2
Residential rentals	332	3	-	-	332	3
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	165	2	-	-	165	2
Commercial loans	378	3	-	-	378	3
Commercial equipment	469	4	-	-	469	4
	$2,741	18	$271	1	$3,012	19

	December 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,371	7	$-	-	$2,371	7
Residential first mortgages	623	4	-	-	623	4
Residential rentals	577	4	-	-	577	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	61	2	-	-	61	2
Commercial loans	375	3	669	2	1,044	5
Commercial equipment	650	5	-	-	650	5
	$7,705	27	$669	2	$8,374	29

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $5.4 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $3.0 million or 0.26% of total loans at September 30, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

At September 30, 2017, non-accrual loans of $3.0 million included 19 loans, of which $1.8 million, or 60% represented seven loans and four customer relationships. During the nine months ended September 30, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. This loan relationship was also a troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building. At December 31, 2016, non-accrual loans of $8.4 million included 29 loans, of which $6.4 million, or 77% of represented 15 loans and six customer relationships. Non-accrual loans included one TDRs totaling $828,000 at September 30, 2017 and six TDRs totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $4.4 million from $8.7 million, or 0.80% of loans, at December 31, 2016 to $4.4 million, or 0.38% of loans, at September 30, 2017.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $2.4 million and $7.8 million at September 30, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at September 30, 2017 and December 31, 2016 was $149,000 and $947,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $631,000 and $575,000 at September 30, 2017 and December 31, 2016, respectively. Interest due but not recognized on these balances at September 30, 2017 and December 31, 2016 was $84,000 and $156,000, respectively.

Past due loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$710,439	$-	$1,289	$1,112	$2,401	$712,840	$-
Residential first mortgages	175,216	-	315	285	600	175,816	-
Residential rentals	110,573	-	-	332	332	110,905	-
Construction and land dev.	31,094	-	-	-	-	31,094	-
Home equity and second mtg.	22,169	-	-	165	165	22,334	-
Commercial loans	55,998	-	-	378	378	56,376	-
Consumer loans	541	-	-	-	-	541	-
Commercial equipment	34,993	38	-	469	507	35,500	-
Total	$1,141,023	$38	$1,604	$2,741	$4,383	$1,145,406	$-

	December 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables	Loans > 90 Days and Accruing
Commercial real estate	$664,250	$-	$484	$2,371	$2,855	$667,105	$-
Residential first mortgages	170,381	-	-	623	623	171,004	-
Residential rentals	101,309	-	11	577	588	101,897	-
Construction and land dev.	33,886	-	-	3,048	3,048	36,934	-
Home equity and second mtg.	21,175	130	33	61	224	21,399	-
Commercial loans	49,778	331	-	375	706	50,484	-
Consumer loans	420	-	2	-	2	422	-
Commercial equipment	39,044	42	1	650	693	39,737	-
Total	$1,080,243	$503	$531	$7,705	$8,739	$1,088,982	$-

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2017 and 2016 and at December 31, 2016 were as follows:

	September 30, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$24,233	$19,824	$4,211	$24,035	$155	$24,153	$319	$24,399	$799
Residential first mortgages	2,277	1,808	463	2,271	7	2,284	18	2,302	67
Residential rentals	2,669	2,271	397	2,668	21	2,673	22	2,711	77
Construction and land dev.	729	-	729	729	163	729	9	729	16
Home equity and second mtg.	225	225	-	225	-	225	2	226	5
Commercial loans	2,324	2,096	169	2,265	169	2,298	24	2,317	71
Commercial equipment	530	40	467	507	303	522	1	530	10
Total	$32,987	$26,264	$6,436	$32,700	$818	$32,884	$395	$33,214	$1,045

	December 31, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$22,195	$14,896	$7,081	$21,977	$806	$22,303	$908
Residential first mortgages	2,436	1,938	475	2,413	7	2,445	90
Residential rentals	3,440	2,850	178	3,028	36	3,486	134
Construction and land dev.	4,304	2,926	851	3,777	178	3,867	16
Home equity and second mtg.	170	170	-	170	-	176	7
Commercial loans	3,285	3,004	200	3,204	123	3,442	137
Commercial equipment	855	652	139	791	139	815	17
Total	$36,685	$26,436	$8,924	$35,360	$1,289	$36,534	$1,309

	September 30, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$21,956	$19,719	$2,208	$21,927	$456	$21,994	$242	$22,184	$653
Residential first mortgages	2,246	1,765	481	2,246	13	2,273	22	2,288	66
Residential rentals	3,858	3,222	237	3,459	50	3,470	35	3,623	102
Construction and land dev.	4,413	804	3,536	4,340	467	4,469	4	4,332	11
Home equity and second mtg.	124	124	-	124	-	125	1	126	4
Commercial loans	3,390	3,157	174	3,331	106	3,349	36	3,355	101
Commercial equipment	825	611	192	803	164	829	2	831	12
Total	$36,812	$29,402	$6,828	$36,230	$1,256	$36,509	$342	$36,739	$949

TDRs, included in the impaired loan schedules above, as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,371	9	$9,587	8
Residential first mortgages	532	2	545	2
Residential rentals	222	1	227	1
Construction and land development	729	2	3,777	4
Commercial loans	5	1	872	5
Commercial equipment	38	1	113	2
Total TDRs	$10,897	16	$15,121	22
Less: TDRs included in non-accrual loans	(828)	(1)	(4,673)	(6)
Total accrual TDR loans	$10,069	15	$10,448	16

TDRs decreased $4.2 million from $15.1 million at December 31, 2016 to $10.9 million at September 30, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $253,000 on seven TDRs totaling $3.0 million at September 30, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. During the nine months ended September 30, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $279,000 for the nine months ended September 30, 2017. There were no TDRs added during the nine months ended September 30, 2017. Interest income in the amount of $289,000 and $357,000 was recognized on outstanding TDR loans for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

During the year ended December 31, 2016 the Company added one TDR loan totaling $196,000. TDR disposals, which included payoffs and refinancing for the year ended December 31, 2016 decreased by nine loans or $2.1 million. TDR loan principal curtailment was $1.6 million for the year ended December 31, 2016.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2017 and 2016, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	September 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$6,085	$(217)	$4	$436	$6,308
Residential first mortgages	1,300	-	-	(43)	1,257
Residential rentals	335	-	-	289	624
Construction and land development	720	(1)	-	(73)	646
Home equity and second mortgages	112	(13)	1	28	128
Commercial loans	814	-	-	(23)	791
Consumer loans	5	-	-	2	7
Commercial equipment	1,063	(22)	25	(392)	674
	$10,434	$(253)	$30	$224	$10,435

Nine Months Ended
Commercial real estate	$5,212	$(217)	$13	$1,300	$6,308
Residential first mortgages	1,406	-	-	(149)	1,257
Residential rentals	362	(42)	-	304	624
Construction and land development	941	(26)	-	(269)	646
Home equity and second mortgages	138	(14)	1	3	128
Commercial loans	794	-	1	(4)	791
Consumer loans	3	(2)	-	6	7
Commercial equipment	1,004	(168)	49	(211)	674
	$9,860	$(469)	$64	$980	$10,435

	September 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$4,380	$-	$48	$619	$5,047
Residential first mortgages	935	-	-	349	1,284
Residential rentals	613	-	-	(295)	318
Construction and land development	1,044	-	-	46	1,090
Home equity and second mortgages	141	-	-	(26)	115
Commercial loans	709	(200)	1	422	932
Consumer loans	2	-	-	1	3
Commercial equipment	1,282	-	10	(418)	874
	$9,106	$(200)	$59	$698	$9,663

Nine Months Ended
Commercial real estate	$3,465	$-	$53	$1,529	$5,047
Residential first mortgages	584	-	-	700	1,284
Residential rentals	538	-	-	(220)	318
Construction and land development	1,103	(73)	1	59	1,090
Home equity and second mortgages	142	-	5	(32)	115
Commercial loans	1,477	(594)	12	37	932
Consumer loans	2	(1)	-	2	3
Commercial equipment	1,229	-	31	(386)	874
	$8,540	$(668)	$102	$1,689	$9,663

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2017 and 2016 and December 31, 2016.

	September 30, 2017			December 31, 2016			September 30, 2016
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$24,035	$688,805	$712,840	$21,977	$645,128	$667,105	$21,927	$603,577	$625,504
Residential first mortgages	2,271	173,545	175,816	2,413	168,591	171,004	2,246	165,060	167,306
Residential rentals	2,668	108,237	110,905	3,028	98,869	101,897	3,459	95,829	99,288
Construction and land development	729	30,365	31,094	3,777	33,157	36,934	4,340	31,135	35,475
Home equity and second mortgages	225	22,109	22,334	170	21,229	21,399	124	21,334	21,458
Commercial loans	2,265	54,111	56,376	3,204	47,280	50,484	3,331	64,003	67,334
Consumer loans	-	541	541	-	422	422	-	422	422
Commercial equipment	507	34,993	35,500	791	38,946	39,737	803	33,829	34,632
	$32,700	$1,112,706	$1,145,406	$35,360	$1,053,622	$1,088,982	$36,230	$1,015,189	$1,051,419

Allowance for loan losses:
Commercial real estate	$155	$6,153	$6,308	$806	$4,406	$5,212	$456	$4,591	$5,047
Residential first mortgages	7	1,250	1,257	7	1,399	1,406	13	1,271	1,284
Residential rentals	21	603	624	36	326	362	50	268	318
Construction and land development	163	483	646	178	763	941	467	623	1,090
Home equity and second mortgages	-	128	128	-	138	138	-	115	115
Commercial loans	169	622	791	123	671	794	106	826	932
Consumer loans	-	7	7	-	3	3	-	3	3
Commercial equipment	303	371	674	139	865	1,004	164	710	874
	$818	$9,617	$10,435	$1,289	$8,571	$9,860	$1,256	$8,407	$9,663

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

Credit Quality Indicators

Credit quality indicators as of September 30, 2017 and December 31, 2016 were as follows:

Credit Risk Profile by Internally Assigned Grade

(dollars in	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
thousands)	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016

Unrated	$54,504	$51,503	$2,106	$1,632	$25,379	$25,563
Pass	626,351	594,768	28,259	31,525	84,491	74,989
Special mention	8,517	-	-	-	-	-
Substandard	23,468	20,834	729	3,777	1,035	1,345
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$712,840	$667,105	$31,094	$36,934	$110,905	$101,897

(dollars in	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
thousands)	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016

Unrated	$10,443	$11,266	$11,155	$11,769	$103,587	$101,733
Pass	42,813	36,221	22,843	27,290	804,757	764,793
Special mention	894	-	1,035	-	10,446	-
Substandard	2,226	2,997	467	541	27,925	29,494
Doubtful	-	-	-	137	-	137
Loss	-	-	-	-	-	-
Total	$56,376	$50,484	$35,500	$39,737	$946,715	$896,157

Credit Risk Profile Based on Payment Activity

(dollars in	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
thousands)	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016

Performing	$175,531	$170,381	$22,169	$21,338	$541	$422
Nonperforming	285	623	165	61	-	-
Total	$175,816	$171,004	$22,334	$21,399	$541	$422

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

As of September 30, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Common Equity		$110,885	$104,426	$140,386	$136,109
AOCI Losses		538	928	538	928
Common Equity Tier 1 Capital		111,423	105,354	140,924	137,037
TRUPs		12,000	12,000	-	-
Tier 1 Capital		123,423	117,354	140,924	137,037
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		10,465	9,860	10,465	9,860
Subordinated Notes		23,000	23,000	-	-
Tier 2 Capital		$156,888	$150,214	$151,389	$146,897

Risk-Weighted Assets ("RWA")		$1,135,911	$1,104,505	$1,132,251	$1,102,116
Average Assets ("AA")		1,399,406	1,300,445	1,395,786	1,298,145

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	9.81%	9.54%	12.45%	12.43%
Tier 1 Capital to RWA	8.50	10.87	10.62	12.45	12.43
Tier 2 Capital to RWA	10.50	13.81	13.60	13.37	13.33
Tier 1 Capital to AA (Leverage)	n/a	8.82	9.02	10.10	10.56

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There was one transfer from Level 2 to Level 3 in the fair value hierarchy for the three months ended March 31, 2017 for premises and equipment held for sale. This asset was sold during the three months ended June 30, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the three months ended September 30, 2017 and for the year ended December 31, 2016. The Company changed its presentation during the year ended December 31, 2016, for loans and OREO from Level 2 to Level 3. No changes were made to the Company’s valuation methodologies as a result of these changes. Comparative financial information was reclassified to conform to the classification presented in 2016.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$38,646	$-	$38,646	$-
MBS	7,371	-	7,371	-
U.S. Agency	10,809	-	10,809	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,513	-	4,513	-
Total available for sale securities	$61,376	$-	$61,376	$-

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$34,228	$-	$34,228	$-
MBS	4,183	-	4,183	-
U.S. Agency	10,172	-	10,172	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,413	-	4,413	-
Total available for sale securities	$53,033	$-	$53,033	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 were included in the tables below.

(dollars in thousands)	September 30, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,055	$-	$-	$4,055
Residential first mortgages	456	-	-	456
Residential rentals	376	-	-	376
Construction and land development	566	-	-	566
Commercial equipment	164	-	-	164
Total loans with impairment	$5,617	$-	$-	$5,617
Other real estate owned	$9,741	$-	$-	$9,741

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,275	$-	$-	$6,275
Residential first mortgages	468	-	-	468
Residential rentals	142	-	-	142
Construction and land development	673	-	-	673
Commercial loans	77	-	-	77
Total loans with impairment	$7,635	$-	$-	$7,635
Premises and equipment held for sale	$345	$-	$345	$-
Other real estate owned	$7,763	$-	$-	$7,763

Loans with impairment had unpaid principal balances of $6.5 million and $8.9 million at September 30, 2017 and December 31, 2016, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2017 and December 31, 2016.

September 30, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$5,617	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (13%)

Other real estate owned	$9,741	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (13%)

December 31, 2016
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,635	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)

Other real estate owned	$7,763	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at September 30, 2017 and December 31, 2016.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2017			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$61,376	$61,376	$-	$61,376	$-
Investment securities - HTM	104,530	104,254	997	103,257	-
FHLB Stock	7,447	7,447	-	7,447	-
Loans Receivable	1,136,004	1,101,979	-	-	1,101,979
Investment in BOLI	29,206	29,206	-	29,206	-

Liabilities
Savings, NOW and money market accounts	$637,347	$637,347	$-	$637,347	$-
Time deposits	460,654	463,043	-	463,043	-
Long-term debt	55,514	58,187	-	58,187	-
Short term borrowings	91,500	91,198	-	91,198	-
TRUPs	12,000	8,500	-	8,500	-
Subordinated notes	23,000	23,000	-	23,000	-

December 31, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$53,033	$53,033	$-	$53,033	$-
Investment securities - HTM	109,247	108,034	850	107,184	-
FHLB Stock	7,235	7,235	-	7,235	-
Loans Receivable	1,079,519	1,066,975	-	-	1,066,975
Investment in BOLI	28,625	28,625	-	28,625	-

Liabilities
Savings, NOW and money market accounts	$606,033	$606,033	$-	$606,033	$-
Time deposits	432,792	433,242	-	433,242	-
Long-term debt	65,559	66,302	-	66,302	-
Short term borrowings	79,000	78,984	-	78,984	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

At September 30, 2017 and December 31, 2016, the Company had outstanding loan commitments and standby letters of credit of $67.7 million and $67.0 million, respectively and $17.9 million and $17.7 million, respectively. Additionally, at September 30, 2017 and December 31, 2016, customers had $145.6 million and $135.3 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At September 30, 2017 and December 31, 2016, the allowance for loan losses was $10.4 million and $9.9 million, respectively, or 0.91% and 0.91%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

The Company’s branches are located at its main office in Waldorf, Maryland, and 10 branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch.

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

The focus on expense control is a continuing initiative and during the second quarter of 2017, the Company announced the closing of its Central Park Fredericksburg branch. The branch closed in the third quarter of 2017. This location continues to serve as a loan production office and the branch closure did not have a material effect on operations. The Company offered branch employees open positions. Changing customer banking preferences, along with the opening of our downtown Fredericksburg branch influenced the decision to close the Central Park branch.

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

Net income was $7.7 million for the nine months ended September 30, 2017, an increase of $2.4 million or 44.4%, compared to $5.3 million for the nine months ended September 30, 2016. Earnings per common share (diluted) for the first nine months of 2017 were $1.65 increasing $0.50 from $1.15 per common share (diluted) for the nine months ended September 30, 2016. The Company’s returns on average assets and common stockholders’ equity for the nine months ended September 30, 2017 were 0.75% and 9.38%, respectively, compared to 0.59% and 6.89%, respectively, for first nine months of 2016.

The Company continued to improve quarterly results, recording its eighth consecutive quarter of earnings growth. Net income of $2.8 million for the three months ended September 30, 2017 increased $239,000 compared to $2.5 million of net income for the second quarter of 2017. Earnings per common share (diluted) at $0.60 increased $0.05 from $0.55 per common share (diluted) for the three months ended June 30, 2017. The Company’s returns on average assets and common stockholders’ equity for the third quarter of 2017 were 0.80% and 9.99%, respectively, compared to 0.74% and 9.36%, respectively, and 0.70% and 8.78%, respectively, for the second and first quarters of 2017. The increase in net income in the third quarter compared to the second quarter was the result of increased operating revenues of $180,000, decreases in the provision for loan losses of $152,000 and noninterest expense of $88,000. These increases to pretax earnings were offset by a higher income tax expense of $181,000.

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

The Company’s loan portfolio increased to $1,145.4 million at September 30, 2017, an increase of $3.4 million compared to second quarter of 2017 ending loan balances of $1,142.0 million. Since December 31, 2016, loans have grown $56.4 million or 7% annualized to $1,145.4 million at September 30, 2017. The Company experienced a seasonal slowdown in loan growth in the third quarter. Scheduled loan closings in the fourth quarter are expected to produce annual growth of 8% to 9% for 2017. The Company has a strong pipeline and is optimistic that continued loan growth, paired with expense control, should continue to increase operating leverage.

Net interest margin for the three months ended September 30, 2017 was stable compared to the second quarter of 2017, decreasing one basis point from 3.39% to 3.38%, respectively. The decrease was expected and attributable to a slightly faster increase in the Company’s cost of funds compared to increased yields for loans and investments. The increase in cost of funds to 0.84% for the three months ended September 30, 2017 from 0.79% for the second quarter 2017 was primarily due to rising short-term wholesale funding rates during the first nine months of 2017. A positive trend in mitigating net interest rate compression was $22.7 million in growth of average transaction deposits which increased from $619.0 million in the second quarter to $641.7 million in the third quarter of 2017. Transaction accounts include savings, money market and noninterest-bearing and interest-bearing demand accounts. The Company considers increasing transaction accounts over other funding choices as a key strategy to offset the current flat rate environment. Average transaction account costs increased three basis points during the quarter from 0.23% for the three months ended June 30, 2017 to 0.26% for the three months ended September 30, 2017.

Loan yields increased three basis points during the third quarter of 2017 to 4.49% compared to 4.46% for the previous quarter. Overall loan and investment yields increased during the third quarter from 4.16% during the second quarter of 2017 to 4.20% for the three months ended September 30, 2017. The increase in interest-earning yields was due to larger dollar growth in the higher yielding commercial real estate and residential rental portfolios compared to the residential first mortgage portfolio. In addition, the scheduled repricing of loans, the purchase of securities and the production of commercial real estate loans also contributed to increased yields. Yields in the commercial real estate portfolio, the Company’s largest loan portfolio at $712.8 million as of September 30, 2017, increased seven basis points during the third quarter to 4.46% compared to 4.39% in second quarter.

The Company’s efficiency ratio continued to improve in the third quarter of 2017, decreasing to 61.18% for the three months ended September 30, 2017 from 62.83% for the three months ended June 30, 2017. In addition, the net operating expense ratio3 has been below 2.0% for four consecutive quarters decreasing to 1.80% for the third quarter of 2017 compared to 1.89% for the second quarter of 2017, 1.94% for the first quarter of 2017 and 1.98% for the fourth quarter of 2016.

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

Proposed Acquisition of County First Bank

On July 31, 2017, the Company and Community Bank of the Chesapeake entered into an Agreement and Plan of Merger with County First Bank (“County First”). Merger related costs, which included mainly professional fees and investment banking costs, for the three months and nine months ended September 30, 2017 were $239,000 and $494,000, respectively. These costs reduced diluted earnings per share by $0.03 and $0.07, respectively, for the three and nine months ended September 30, 2017. At June 30, 2017, County First had total assets of $224 million, total deposits of $209 million, and five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. Pending receipt of the necessary regulatory and County First shareholder approvals, the merger is currently expected to close in the first quarter of 2018.

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

Economy

The U.S. economy grew slowly throughout 2016. During the year ended 2016, the Federal Reserve only raised the target federal funds rate one time at the December 15, 2016 meeting from 0.50% to 0.75%. Interest rates were depressed for most of 2016, with the five and ten year U.S. Treasury rates falling to as low as 0.94% (July 2016) and 1.37% (July 2016). This had an impact on the Company’s net interest margin and asset yields, which declined during 2016. Lower Treasury and bond yields in the 5 to 10 year range during 2016 put negative pressure on the re-pricing of the loan portfolio and the pricing of new loans. The downward trend in treasury rates had a positive impact on local deposit pricing through the third quarter of 2016. The Company was able to offset margin compression with average interest-earning asset growth of $132.0 million, or 13.0%, to $1,145.5 million. During the fourth quarter of 2016, interest rates began to rise with both the five year and the ten year U.S. Treasury rates increasing to 1.93% and 2.45%, respectively as of December 30, 2016. In 2017, interest rates have continued to increase and the Federal Reserve raised the target federal funds rate in March 2017 from 0.75% to 1.00%. During the second quarter of 2017 the target federal fund rate was raised to 1.25%. The FOMC is expected to raise the target federal funds rate in December 2017. During 2017 the trend has been a flattening yield curve. If the curve remains flat for an extended period of time or becomes flatter, there is a risk that rising short-term funding costs could outpace increasing loan and investment yields which would negatively impact net interest margin. During the third quarter of 2017, the Company mitigated interest margin compression by increasing lower cost transaction deposits at a greater rate than other more expensive funding sources.

The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to faster economic growth in our market and lower unemployment compared to the nation as a whole. In addition, the Bank’s entry into the greater Annapolis and Fredericksburg markets has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth between 2014 and the present.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2016 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

Selected Financial Information and Ratios

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
KEY OPERATING RATIOS
Return on average assets	0.80%	0.63%	0.75%	0.59%
Return on average common equity	9.99	7.48	9.38	6.89
Average total equity to average total assets	7.97	8.37	7.96	8.52
Interest rate spread	3.24	3.34	3.26	3.37
Net interest margin	3.38	3.47	3.39	3.50
Cost of funds	0.84	0.73	0.79	0.73
Cost of deposits	0.58	0.48	0.53	0.48
Cost of debt	2.34	2.63	2.27	2.67
Efficiency ratio	61.18	66.55	62.61	68.47
Non-interest expense to average assets	2.13	2.33	2.18	2.41
Net operating expense to average assets	1.80	2.06	1.88	2.14
Avg. int-earning assets to avg. int-bearing liabilities	116.64	117.49	116.67	117.62
Net charge-offs to average loans	0.08	0.06	0.05	0.08
COMMON SHARE DATA
Basic net income per common share	$0.60	$0.43	$1.66	$1.16
Diluted net income per common share	0.60	0.42	1.65	1.15
Cash dividends paid per common share	0.10	0.10	0.30	0.30
Weighted average common shares outstanding:
Basic	4,633,391	4,590,664	4,631,571	4,591,926
Diluted	4,633,417	4,622,579	4,633,500	4,621,628

Selected Financial Information and Ratios (continued)

(dollars in thousands, except per share amounts)	September 30, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,402,172	$1,334,257	$67,915	5.1%
Gross loans	1,145,406	1,088,982	56,424	5.2
Classified Assets	39,172	39,246	(74)	(0.2)
Allowance for loan losses	10,435	9,860	575	5.8

Past due loans (PDLs) (31 to 89 days)	1,642	1,034	608	58.8
Nonperforming loans (NPLs) (>=90 days)	2,741	7,705	(4,964)	(64.4)

Non-accrual loans (a)	3,012	8,374	(5,362)	(64.0)
Accruing troubled debt restructures (TDRs) (b)	10,069	10,448	(379)	(3.6)
Other real estate owned (OREO)	9,741	7,763	1,978	25.5
Non-accrual loans, OREO and TDRs	$22,822	$26,585	$(3,763)	(14.2)
ASSET QUALITY RATIOS
Classified assets to total assets	2.79%	2.94%
Classified assets to risk-based capital	24.97	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	380.70	127.97
Past due loans (PDLs) to total loans	0.14	0.09
Nonperforming loans (NPLs) to total loans	0.24	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.38	0.80
Non-accrual loans to total loans	0.26	0.77
Non-accrual loans and TDRs to total loans	1.14	1.73
Non-accrual loans and OREO to total assets	0.91	1.21
Non-accrual loans, OREO and TDRs to total assets	1.63	1.99

Selected Financial Information and Ratios (continued)

(dollars in thousands, except per share amounts)	September 30, 2017	December 31, 2016
COMMON SHARE DATA
Book value per common share	$23.85	$22.54
Common shares outstanding at end of period	4,649,302	4,633,868
OTHER DATA
Full-time equivalent employees	169	162
Branches	11	12
Loan Production Offices	5	5
REGULATORY CAPITAL RATIOS
Tier 1 capital to average assets	8.82%	9.02%
Tier 1 common capital to risk-weighted assets	9.81	9.54
Tier 1 capital to risk-weighted assets	10.87	10.62
Total risk-based capital to risk-weighted assets	13.81	13.60

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At September 30, 2017 and December 31, 2016, the Bank had total TDRs of $10.9 million and $15.1 million, respectively, with $828,000 and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Earnings Summary

Consolidated net income was $2.8 million for the three months ended September 30, 2017, an increase of $819,000 or 41.7%, compared to $2.0 million for the three months ended September 30, 2016. Earnings per common share (diluted) at $0.60 increased $0.18 from $0.42 per common share (diluted) for the three months ended September 30, 2016. The Company’s returns on average assets and common stockholders’ equity for the third quarter of 2017 were 0.80% and 9.99%, respectively, compared to 0.63% and 7.48%, respectively, for the third quarter of 2016. The $819,000 increase in earnings was attributable to increased net interest income of $864,000, a decrease to the provision for loan losses of $474,000 and increased noninterest income of $315,000, partially offset by increased noninterest expense of $131,000 and income tax expense of $703,000.

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

Pretax operating income increased $1.5 million, or 51.1%, to $4.5 million in the third quarter of 2017 compared to $3.0 million in the comparable quarter of 2016.

▪	The continued increase in operating income and operating leverage was primarily due to the following:

•	Net interest income was $11.0 million for the three months ended September 30, 2017, an increase of $864,000, or 8.5%, compared to the three months ended September 30, 2016.

o	Interest income increased $1.5 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $111.2 million to $1,127.6 million in the third quarter of 2017 from $1,016.4 million for the three months ended September 30, 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $593,000, which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances and an increase in the cost of wholesale and time based funding.

▪	The average balances of interest-bearing liabilities increased $122.2 million to $1,117.9 million in the third quarter of 2017 from $995.7 million for the three months ended September 30, 2016.

▪	The Company’s cost of funds, which includes noninterest-bearing funding, increased by 11 basis points from the comparable period to 0.84% for the three months ended September 30, 2017.

Wholesale and time based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the three months ended September 30, 2016, interest rates for the third quarter of 2017 increased by 15 basis points on certificates of deposit, while interest-bearing transactional deposits increased by eight basis points. The Company’s Federal Home Loan Bank (“FHLB”) short-term borrowings increased by 79 basis points for the comparable periods to 1.25% for the third quarter of 2017.

•	The Company controlled expense growth. Noninterest expense increased $131,000, or 1.8%, to $7.4 million for the three months ended September 30, 2017 compared to the same quarter of the prior year.

Third quarter 2017 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) to 1.80% and 61.18%, respectively, from 2.06% and 66.55%, respectively for the third quarter of 2016. The net operating expense and efficiency ratios improved in each successive quarter during 2016 and in each quarter of 2017.

•	The Company’s asset quality has continued to improve, which has had a positive impact on pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $474,000, or 67.9%, to $224,000 for the three months ended September 30, 2017 compared to $698,000 for the three months ended September 30, 2016.

Non-performing assets are trending down and have improved in each of the last seven quarters. Non-accrual loans and OREO have decreased $4.3 million and as a percentage of assets to 0.91% of assets at September 30, 2017 compared to 1.33% at September 30, 2016. In addition, the Company’s loan delinquency ratio has decreased to 0.38% of total loans from 0.81% for the same quarter end period in 2016.

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

Net interest income increased $864,000 to $11.0 million for the three months ended September 30, 2017 compared to $10.1 million for the three months ended September 30, 2016. Net interest income increased from the comparable period due to interest-earning asset growth, primarily in loans. Average loans increased $111.2 million, or 10.9%, between the comparable periods. Overall interest-earning asset yields increased two basis points from 4.18% for the three months ended September 30, 2016 to 4.20% for the third quarter of 2017. During the same timeframe, the Company had increased margin compression with the cost of funds increasing 11 basis points to 0.84% for the three months ended September 30, 2017 compared to 0.73% for the three months ended September 30, 2016.

The net interest margin was 3.38% for the three months ended September 30, 2017, a nine basis point decrease from 3.47% for the three months ended September 30, 2016. The decrease in net interest margin was largely the result of a faster increase in the cost of funding (11 basis points) compared to the increase in interest-earning asset yields (two basis points).

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$12,671	$11,460	$1,211	10.6%
Taxable interest and dividends on investment securities	988	758	230	30.3%
Interest on deposits with banks	21	5	16	320.0%
Total Interest and Dividend Income	13,680	12,223	1,457	11.9%

Interest Expenses
Deposits	1,563	1,209	354	29.3%
Short-term borrowings	304	36	268	744.4%
Long-term debt	805	834	(29)	(3.5)%
Total Interest Expenses	2,672	2,079	593	28.5%

Net Interest Income (NII)	$11,008	$10,144	$864	8.5%

Interest and dividend income increased by $1.5 million to $13.7 million for the three months ended September 30, 2017 compared to $12.2 million for the three months ended September 30, 2016, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $1.3 million due to growth of $111.2 million in the average balance of loans from $1,016.4 million for the three months ended September 30, 2016 to $1,127.6 million for the three months ended September 30, 2017. Interest and dividend income on investments increased $246,000 during the third quarter of 2017 compared to the same period in the prior year as average interest-earning investment balances increased and average yields increased 30 basis points to 2.29%. These increases to net interest income were partially offset by a decrease in average loan yields, which declined two basis points from 4.51% for the three months ended September 30, 2016 to 4.49% for the three months ended September 30, 2017, which resulted in a decrease in interest and dividend income of $39,000.

During the second and third quarter of 2017, loan yields began to rise compared to 2016, influenced by increases in the federal funds target rate (1.25% as of June 15, 2017) and loan growth in higher yielding portfolios. The Company plans to continue to slow the growth of residential first mortgages in favor of increasing commercial loan growth for the balance of the year. This emphasis has positively impacted loan yields during 2017. Overall loan and investment yields increased during the third quarter from 4.16% during the second quarter of 2017 to 4.20% for the three months ended September 30, 2017. The increase in interest-earning yields was due to larger dollar growth in the higher yielding commercial real estate and residential rental portfolios compared to the residential first mortgage portfolio. In addition, the scheduled repricing of loans, the purchase of securities and the production of commercial real estate loans also contributed to increased yields. Yields in the commercial real estate portfolio, the Company’s largest loan portfolio at $712.8 million as of September 30, 2017, increased seven basis points during the third quarter to 4.46% compared to 4.39% in second quarter.

Interest expense increased $593,000 to $2.7 million for the three months ended September 30, 2017 compared to $2.1 million for the three months ended September 30, 2016, due to an increase in the average balances of interest-bearing liabilities and increased funding costs between the comparable periods. The cost of funds and deposits averaged 0.84% and 0.58%, respectively, for the three months ended September 30, 2017, an increase of 11 and 10 basis points for both averages compared to the third quarter of 2016. During the three months ended September 30, 2017, interest expense increased $265,000 caused by larger average balances of interest-bearing transaction deposit accounts, time deposits and debt compared to the same quarter of 2016. Additionally, interest expense increased a net of $328,000 due to increased rates on interest-bearing transaction accounts, certificates of deposits, FHLB long-term and short-term borrowings and TRUPs which are indexed to 90 day LIBOR.

The Company controlled deposit costs by maintaining transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the three months ended September 30, 2017 increased $46.3 million, or 7.8%, to $641.7 million compared to $595.4 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits were flat at 59.1% for the three months ended September 30, 2016 compared to 59.2% for the three months ended September 30, 2017.

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$55,125	0.05%	$50,363	0.05%
Interest-bearing demand and money market accounts	429,847	0.38%	400,214	0.30%
Certificates of deposit	443,048	1.03%	412,683	0.88%
Total interest-bearing deposits	928,020	0.67%	863,260	0.56%
Noninterest-bearing demand deposits	156,746		144,837
	$1,084,766	0.58%	$1,008,097	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

		For the Three Months Ended September 30,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$928,020	0.67%	72.80%	$863,260	0.56%	75.69%
Debt	189,927	2.34%	14.90%	132,464	2.63%	11.61%
Total interest-bearing liabilities	1,117,947	0.96%	87.70%	995,724	0.84%	87.30%
Noninterest-bearing demand deposits	156,746		12.30%	144,837		12.70%
Total funds	$1,274,693	0.84%	100.00%	$1,140,561	0.73%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2017 and 2016, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended September 30,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$710,113	$7,916	4.46%	$618,213	$6,885	4.45%
Residential first mortgages	178,631	1,657	3.71%	158,047	1,592	4.03%
Residential rentals	110,323	1,276	4.63%	99,951	1,156	4.63%
Construction and land development	31,584	415	5.26%	35,681	409	4.59%
Home equity and second mortgages	21,747	246	4.52%	22,170	225	4.06%
Commercial and equipment loans	85,314	1,152	5.40%	91,285	1,185	5.19%
Consumer loans	480	9	7.50%	405	8	7.90%
Allowance for loan losses	(10,566)	-	0.00%	(9,344)	-	0.00%
Loan portfolio (1)	1,127,626	12,671	4.49%	1,016,408	11,460	4.51%
Investment securities, federal funds sold and interest-bearing deposits	176,360	1,009	2.29%	153,443	763	1.99%
Total Interest-Earning Assets	1,303,986	13,680	4.20%	1,169,851	12,223	4.18%
Cash and cash equivalents	18,199			13,166
Other assets	74,274			71,948
Total Assets	$1,396,459			$1,254,965
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$55,125	$7	0.05%	$50,363	$6	0.05%
Interest-bearing demand and money
market accounts	429,847	412	0.38%	400,214	297	0.30%
Certificates of deposit	443,048	1,144	1.03%	412,683	904	0.88%
Long-term debt	58,019	352	2.43%	65,578	386	2.35%
Short-term borrowings	96,908	304	1.25%	31,886	37	0.46%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	94	3.13%	12,000	90	3.00%
Total Interest-Bearing Liabilities	1,117,947	2,672	0.96%	995,724	2,079	0.84%
Noninterest-bearing demand deposits	156,746			144,837
Other liabilities	10,409			9,419
Stockholders' equity	111,357			104,985
Total Liabilities and Stockholders' Equity	$1,396,459			$1,254,965
Net interest income		$11,008			$10,144
Interest rate spread			3.24%			3.34%
Net yield on interest-earning assets			3.38%			3.47%
Ratio of average interest-earning assets to average interest bearing liabilities			116.64%			117.49%
Cost of funds			0.84%			0.73%
Cost of deposits			0.58%			0.48%
Cost of debt			2.34%			2.63%

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

For the Three Months Ended September 30, 2017

compared to the Three Months Ended

September 30, 2016

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,250	$(39)	$1,211
Investment securities, federal funds sold and interest bearing deposits	131	115	246
Total interest-earning assets	$1,381	$76	$1,457

Interest-bearing liabilities:
Savings	1	-	1
Interest-bearing demand and money market accounts	28	87	115
Certificates of deposit	78	162	240
Long-term debt	(46)	12	(34)
Short-term borrowings	204	63	267
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	4	4
Total interest-bearing liabilities	$265	$328	$593
Net change in net interest income	$1,116	$(252)	$864

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Provision for loan losses	$224	$698	$(474)	(67.9)%

The provision for loan losses decreased $474,000 to $224,000 for the three months ended September 30, 2017 compared to $698,000 for the three months ended September 30, 2016. Net charge-offs for the quarter were flat increasing slightly from $141,000 for the three months ended September 30, 2016 to $224,000 for the three months ended September 30, 2017. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. Overall, these changes resulted in a lower provision for loan losses for the comparable periods.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$28	$60	$(32)	(53.3)%
Net gains (losses) on sale of OREO	-	3	(3)	(100.0)%
Income from bank owned life insurance	196	199	(3)	(1.5)%
Service charges	639	580	59	10.2%
Gain on sale of loans held for sale	294	-	294	n/a
Total Noninterest Income	$1,157	$842	$315	37.4%

Noninterest income increased $315,000 to $1.2 million for the three months ended September 30, 2017 from $842,000 for the three months ended September 30, 2016. The Company sold the guaranteed portion of a U.S. Small Business Administration Loan for proceeds of $2.8 million and recognized a gain of $294,000 during the three months ended September 30, 2017.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$4,056	$4,268	$(212)	(5.0)%
OREO valuation allowance and expenses	283	203	80	39.4%
Other operating expenses	3,103	2,840	263	9.3%
Total Noninterest Expense	$7,442	$7,311	$131	1.8%

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,056	$4,268	$(212)	(5.0)%
Occupancy expense	630	597	33	5.5%
Advertising	156	290	(134)	(46.2)%
Data processing expense	555	544	11	2.0%
Professional fees	749	308	441	143.2%
Depreciation of furniture, fixtures, and equipment	191	206	(15)	(7.3)%
Telephone communications	46	43	3	7.0%
Office supplies	26	33	(7)	(21.2)%
FDIC Insurance	178	215	(37)	(17.2)%
OREO valuation allowance and expenses	283	203	80	39.4%
Other	572	604	(32)	(5.3)%
Total Noninterest Expense	$7,442	$7,311	$131	1.8%

Noninterest expense averaged just below $7.3 million per quarter during 2016. The Company focused during the prior year on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. These efforts resulted in a reduction in nine FTEs, from 171 employees to 162 employees, during the year ended December 31, 2016. The Company’s strategy to create operating leverage through continued asset growth combined with controlling the growth in expenses has continued during 2017.

For the three months ended September 30, 2017, noninterest expense increased 1.8%, or $131,000, to $7.4 million from $7.3 million for the comparable period in 2016. Third quarter 2017 operating expenses included $239,000 of merger related costs, comprising primarily of professional fees and investment banking costs, which reduced diluted earnings per share by $0.03. The Company’s efficiency ratio for the three months ended September 30, 2017 and 2016 was 61.18% and 66.55%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the three months ended September 30, 2017 and 2016 was 1.80% and 2.06%, respectively. These ratios have improved in each successive quarter since the three months ended December 31, 2015.

Income Tax Expense

For the three months ended September 30, 2017 and 2016, the Company recorded income tax expense of $1.7 million and $1.0 million, respectively. The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 were 38.16% and 34.06%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income and an increase in state income taxes due to higher Bank net income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Earnings Summary

Consolidated net income was $7.7 million for the nine months ended September 30, 2017, an increase of $2.4 million or 44.4%, compared to $5.3 million for the nine months ended September 30, 2016. Earnings per common share (diluted) for the first nine months of 2017 were $1.65 increasing $0.50 from $1.15 per common share (diluted) for the nine months ended September 30, 2016. The Company’s returns on average assets and common stockholders’ equity for the nine months ended September 30, 2017 were 0.75% and 9.38%, respectively, compared to 0.59% and 6.89%, respectively, for first nine months of 2016. The $2.4 million increase in earnings was attributable to increased net interest income of $3.2 million, a decrease to the provision for loan losses of $709,000 and increased noninterest income of $615,000, partially offset by, increased noninterest expense of $508,000 and income tax expense of $1.6 million.

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

Pretax operating income increased $4.0 million, or 47.8%, to $12.4 million in the first nine months of 2017 compared to $8.4 million in the comparable period of 2016.

▪	The continued increase in operating income and operating leverage was primarily due to the following:

•	Net interest income was $32.6 million for the nine months ended September 30, 2017, an increase of $3.2 million, or 10.8%, compared to the nine months ended September 30, 2016.

o	Interest income increased $4.5 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $140.0 million to $1,107.6 million in the first nine months of 2017 from $967.6 million for the nine months ended September 30, 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $1.4 million, which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances and an increase in the cost of wholesale and time-based funding.

▪	The average balances of interest-bearing liabilities increased $144.8 million to $1,099.2 million in the first nine months of 2017 from $954.4 million for the nine months ended September 30, 2016.

▪	The Company’s cost of funds, which includes noninterest-bearing funding, increased by six basis points from the comparable period to 0.79% for the nine months ended September 30, 2017.

Wholesale and time-based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the nine months ended September 30, 2016, interest rates for the first nine months of 2017 increased by nine basis points to 0.95% on certificates of deposit, while interest-bearing transactional deposits increased by three basis points to 0.31%. Federal Home Loan Bank (“FHLB”) short-term borrowings increased by 59 basis points to 1.08% for the nine months ended September 30, 2017 compared to 0.49% for the same period during 2016. The Company’s increases in transaction deposits during the last twelve months have decreased downward pressure on net interest margin. The ability to increase transaction deposits faster than wholesale funding could mitigate possible downward pressure on net interest margin in a rising rate environment.

•	The Company controlled expense growth. Noninterest expense increased $508,000, or 2.3%, to $22.4 million for the nine months ended September 30, 2017 compared to the same period of the prior year.

During the first nine months of 2017, net operating expense as a percentage of average assets and the efficiency ratio declined (improved) to 1.88% and 62.61%, respectively, from 2.14% and 68.47%, respectively for the comparable nine months of 2016.

•	The Company’s continued improvement in asset quality as well as slower 2017 loan growth, have positively impacted pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $709,000, or 42.0%, to $980,000 for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016.

Non-performing assets are trending down and have improved in each of the last seven quarters. Non-accrual loans and OREO have decreased $4.3 million and as a percentage of assets to 0.91% of assets at September 30, 2017 compared to 1.33% at September 30, 2016. In addition, the Company’s loan delinquency ratio has decreased to 0.38% of total loans from 0.81% for the same quarter end period in 2016.

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

Net interest income increased $3.2 million to $32.6 million for the nine months ended September 30, 2017 compared to $29.4 million for the nine months ended September 30, 2016. Net interest income increased from the comparable period due to interest-earning asset growth, primarily in loans. Average loans increased $140.1 million, or 14.5%, between the comparable periods. Overall interest-earning asset yields decreased five basis points from 4.21% for the nine months ended September 30, 2016 to 4.16% for the nine months ended September 30, 2017. During the same timeframe, the Company had increased margin compression with the cost of funds increasing six basis points to 0.79% for the nine months ended September 30, 2017 compared to 0.73% for the nine months ended September 30, 2016.

The net interest margin was 3.39% for the nine months ended September 30, 2017, an 11 basis point decrease from 3.50% for the nine months ended September 30, 2016. The decrease in net interest margin was largely the result of an increase in the cost of funding (six basis points) and a decrease in interest-earning asset yields (five basis points). Yields on the loan portfolio decreased from 4.57% for the nine months ended September 30, 2016 to 4.46% for nine months ended September 30, 2017. Loan yields were reduced compared to the prior year due to the Bank’s increased investment in residential mortgages during 2016, a competitive market for commercial loans and the flat rate curve for most of 2017.

During the second and third quarters of 2017, loan yields began to rise compared to the first quarter of 2017, influenced by increases in the federal funds target rate (1.25% as of June 15, 2017) and loan growth in higher yielding portfolios. The Company plans to continue to slow the growth of residential first mortgages in favor of increasing commercial loan growth for the balance of the year. Loan yields increased three basis points during the third quarter of 2017 to 4.49% compared to 4.46% for the previous quarter. Overall loan and investment yields increased during the third quarter from 4.16% during the second quarter of 2017 to 4.20% for the three months ended September 30, 2017. The increase in interest-earning yields was due to larger dollar growth in the higher yielding commercial real estate and residential rental portfolios compared to the residential first mortgage portfolio. In addition, the scheduled repricing of loans, the purchase of securities and the production of commercial real estate loans also contributed to increased yields. Yields in the commercial real estate portfolio, the Company’s largest loan portfolio at $712.8 million as of September 30, 2017, increased seven basis points during the third quarter to 4.46% compared to 4.39% in second quarter.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$37,051	$33,175	$3,876	11.7%
Taxable interest and dividends on investment securities	2,907	2,273	634	27.9%
Interest on deposits with banks	39	15	24	160.0%
Total Interest and Dividend Income	39,997	35,463	4,534	12.8%

Interest Expenses
Deposits	4,234	3,486	748	21.5%
Short-term borrowings	734	123	611	496.7%
Long-term debt	2,414	2,422	(8)	(0.3)%
Total Interest Expenses	7,382	6,031	1,351	22.4%

Net Interest Income (NII)	$32,615	$29,432	$3,183	10.8%

Interest and dividend income increased by $4.5 million to $40.0 million for the nine months ended September 30, 2017 compared to $35.5 million for the nine months ended September 30, 2016, primarily due to increased income from the growth in the average balance of loans. Interest and dividend income also increased due to moderate growth in the average balance of investments and increased investment yields. Interest and dividend income on loans increased $4.7 million due to growth of $140.0 million in the average balance of loans from $967.6 million for the nine months ended September 30, 2016 to $1,107.6 million for the nine months ended September 30, 2017. Interest and dividend income on investments increased $658,000 during the first nine months of 2017 compared to the same period in the prior year as average interest-earning investment balances increased and average yields increased 28 basis points to 2.25%. These increases to net interest income were partially offset by a decrease in average loan yields, which declined 11 basis points from 4.57% for the nine months ended September 30, 2016 to 4.46% for the nine months ended September 30, 2017, which resulted in a decrease in interest and dividend income of $809,000.

The reduction of overall loans yields was impacted by growth of the lower-yielding residential first mortgage portfolio over the last twelve months. Residential first mortgage yields decreased 28 basis points from 4.08% for the nine months ended September 30, 2016 to 3.79% for the nine months ended September 30, 2017. Additionally, average residential first mortgage balances as a percentage of the total loan portfolio increased from 15.0% for the nine months ended September 30, 2016 to 16.0% for the nine months ended September 30, 2017. Based on the Company’s intentions to continue to slow the growth of the residential first mortgage portfolio in favor of more commercial loan growth, overall loan yields could be positively impacted.

Interest expense increased $1.4 million to $7.4 million for the nine months ended September 30, 2017 compared to $6.0 million for the nine months ended September 30, 2016, due to an increase in the average balances of interest-bearing liabilities and increased funding costs between the comparable periods. The cost of funds and deposits averaged 0.79% and 0.53%, respectively, for the nine months ended September 30, 2017, an increase of six and five basis points for both averages compared to the first nine months of 2016. During the nine months ended September 30, 2017, interest expense increased $848,000 caused by larger average balances of interest-bearing transaction deposit accounts, time deposits and debt compared to the same period of 2016. Additionally, interest expense increased $575,000 due to increased rates on interest-bearing transaction accounts, certificates of deposits, short-term FHLB borrowings and TRUPs interest which is indexed to 90 day LIBOR. This increase was offset by a $72,000 decrease in interest expense on long-term FHLB debt due to the maturing of higher interest rate debt during 2016.

The Company controlled deposit costs by maintaining transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the nine months ended September 30, 2017 increased $62.9 million, or 11.2%, to $622.3 million compared to $559.4 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits increased from 57.8% for the nine months ended September 30, 2016 to 58.5% for the nine months ended September 30, 2017.

The following table presents information on average balances and rates for deposits.

	For the Nine Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$53,369	0.05%	$48,290	0.09%
Interest-bearing demand and money market accounts	418,148	0.34%	371,113	0.30%
Certificates of deposit	442,410	0.95%	407,731	0.86%
Total interest-bearing deposits	913,927	0.62%	827,134	0.56%
Noninterest-bearing demand deposits	150,757		140,031
	$1,064,684	0.53%	$967,165	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Nine Months Ended September 30,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$913,927	0.62%	73.12%	$827,134	0.56%	75.58%
Debt	185,243	2.27%	14.82%	127,275	2.67%	11.63%
Total interest-bearing Liabilities	1,099,170	0.90%	87.94%	954,409	0.84%	87.21%
Noninterest-bearing demand deposits	150,757		12.06%	140,031		12.79%
Total funds	$1,249,927	0.79%	100.00%	$1,094,440	0.73%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2017 and 2016, respectively. There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$692,285	$22,967	4.42%	$586,894	$19,847	4.51%
Residential first mortgages	177,527	5,052	3.79%	145,556	4,452	4.08%
Residential rentals	104,363	3,612	4.61%	97,044	3,409	4.68%
Construction and land development	35,327	1,284	4.85%	37,387	1,272	4.54%
Home equity and second mortgages	21,384	695	4.33%	21,836	672	4.10%
Commercial and equipment loans	86,589	3,414	5.26%	87,426	3,498	5.33%
Consumer loans	449	27	8.02%	387	25	8.61%
Allowance for loan losses	(10,306)	-	0.00%	(8,962)	-	0.00%
Loan portfolio (1)	1,107,618	37,051	4.46%	967,568	33,175	4.57%
Investment securities, federal funds sold and interest-bearing deposits	174,813	2,946	2.25%	155,033	2,288	1.97%
Total Interest-Earning Assets	1,282,431	39,997	4.16%	1,122,601	35,463	4.21%
Cash and cash equivalents	14,555			11,567
Other assets	72,597			72,384
Total Assets	$1,369,583			$1,206,552
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$53,369	$20	0.05%	$48,290	$32	0.09%
Interest-bearing demand and money market accounts	418,148	1,073	0.34%	371,113	837	0.30%
Certificates of deposit	442,410	3,141	0.95%	407,731	2,616	0.86%
Long-term debt	59,783	1,028	2.29%	58,804	1,083	2.46%
Short-term borrowings	90,460	734	1.08%	33,471	123	0.49%
Subordinated Notes	23,000	1,078	6.25%	23,000	1,078	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	308	3.42%	12,000	262	2.91%
Total Interest-Bearing Liabilities	1,099,170	7,382	0.90%	954,409	6,031	0.84%
Noninterest-bearing demand deposits	150,757			140,031
Other liabilities	10,700			9,336
Stockholders' equity	108,956			102,776
Total Liabilities and Stockholders' Equity	$1,369,583			$1,206,552
Net interest income		$32,615			$29,432
Interest rate spread			3.26%			3.37%
Net yield on interest-earning assets			3.39%			3.50%
Ratio of average interest-earning assets to average interest bearing liabilities			116.67%			117.62%
Cost of funds			0.79%			0.73%
Cost of deposits			0.53%			0.48%
Cost of debt			2.27%			2.67%

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

For the Nine Months Ended September 30, 2017

compared to the Nine Months Ended

September 30, 2016

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$4,685	$(809)	$3,876
Investment securities, federal funds sold and interest bearing deposits	333	325	658
Total interest-earning assets	$5,018	$(484)	$4,534

Interest-bearing liabilities:
Savings	2	(14)	(12)
Interest-bearing demand and money market accounts	121	115	236
Certificates of deposit	246	279	525
Long-term debt	17	(72)	(55)
Short-term borrowings	462	149	611
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	46	46
Total interest-bearing liabilities	$848	$503	$1,351
Net change in net interest income	$4,170	$(987)	$3,183

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Provision for loan losses	$980	$1,689	$(709)	(42.0)%

The provision for loan losses decreased $709,000 to $980,000 for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016. Net charge-offs for the first nine months of 2017 decreased $161,000 from $566,000 for the nine months ended September 30, 2016 to $405,000 for the nine months ended September 30, 2017. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. Overall, these changes resulted in a lower provision for loan losses for the comparable periods.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$84	$223	$(139)	(62.3)%
Gain on sale of asset	47	4	43	1075.0%
Net gains (losses) on sale of OREO	36	(440)	476	(108.2)%
Net gains on sale of investment securities	133	39	94	241.0%
Income from bank owned life insurance	581	593	(12)	(2.0)%
Service charges	1,909	2,050	(141)	(6.9)%
Gain on sale of loans held for sale	294	-	294	n/a
Total Noninterest Income	$3,084	$2,469	$615	24.9%

Noninterest income was increased $615,000 to $3.1 million for the nine months ended September 30, 2017 from $2.5 million for the nine months ended September 30, 2016. During the first nine months of 2016, the Company recognized losses of $440,000 on the disposition of $3.5 million in OREO compared to recognized gains of $36,000 on dispositions of $1.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017 the Company sold nine securities with aggregate carrying values of $7.0 million and recognized gains of $133,000. During the nine months ended September 30, 2016 the Company sold four securities with aggregate carrying values of $3.1 million and recognized gains of $39,000. Service charge income decreased due a reduction in wealth management income in 2017 and rents collected in the prior year on OREO properties. The Company sold the guaranteed portion of a U.S. Small Business Administration Loan for proceeds of $2.8 million and recognized a gain of $294,000 during the three months ended September 30, 2017.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$12,567	$12,617	$(50)	(0.4)%
OREO valuation allowance and expenses	623	609	14	2.3%
Other operating expenses	9,161	8,617	544	6.3%
Total Noninterest Expense	$22,351	$21,843	$508	2.3%

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$12,567	$12,617	$(50)	(0.4)%
Occupancy expense	1,941	1,822	119	6.5%
Advertising	404	509	(105)	(20.6)%
Data processing expense	1,766	1,678	88	5.2%
Professional fees	1,684	1,113	571	51.3%
Depreciation of furniture, fixtures, and equipment	594	608	(14)	(2.3)%
Telephone communications	142	133	9	6.8%
Office supplies	86	105	(19)	(18.1)%
FDIC Insurance	505	642	(137)	(21.3)%
OREO valuation allowance and expenses	623	609	14	2.3%
Other	2,039	2,007	32	1.6%
Total Noninterest Expense	$22,351	$21,843	$508	2.3%

Noninterest expense averaged just below $7.3 million per quarter during 2016. The Company focused during the prior year on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. These efforts resulted in a reduction in nine FTEs, from 171 employees to 162 employees, during the year ended December 31, 2016. The Company’s strategy to create operating leverage through continued asset growth combined with controlling the growth in expenses has continued during 2017.

For the nine months ended September 30, 2017, noninterest expense increased 2.3%, or $508,000, to $22.3 million from $21.8 million for the comparable period in 2016. Salary and benefit costs were flat from the comparable period due to modest increases in base compensation, offset by lower year to date health insurance claims and the retirement of two senior management employees in the second quarter of 2017. Total growth in compensation and benefit costs was 2.7% and 3.2%, respectively for the years ended December 31, 2016 and 2015. Year to date 2017 operating expenses included $494,000 of merger related costs, comprising primarily of professional fees and investment banking costs, which reduced diluted earnings per share by $0.07.

Occupancy expense increased mainly as a result of scheduled lease rent increases. Data processing costs were modestly higher than the prior year primarily due to scheduled annual increases of the Company’s core data processing systems. These increases were anticipated because of the Bank’s larger balance sheet and increase in customer accounts. Advertising costs decreased primarily due to the scheduling of campaigns. The Company’s efficiency ratio for the nine months ended September 30, 2017 and 2016 was 62.61% and 68.47%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the nine months ended September 30, 2017 and 2016 was 1.88% and 2.14%, respectively.

Income Tax Expense

For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $4.7 million and $3.1 million, respectively. The Company’s effective tax rates for the nine months ended September 30, 2017 and 2016 were 38.01% and 36.56%, respectively. The increase in the effective tax rate was the result of tax-exempt income being relatively lower to total income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Assets

Total assets at September 30, 2017 were $1.40 billion, an increase of $67.9 million or 6.8% annualized growth, compared to total assets of $1.33 billion at December 31, 2016. The increase in total assets was primarily attributable to growth in loans. Net loans increased $56.5 million, or 7.0% annualized growth, from $1,079.5 million at December 31, 2016 to $1,136.0 million at September 30, 2017, principally due to increases in commercial real estate and residential rentals portfolios. The differences in allocations between the cash and investment categories reflect operational needs. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change

Cash and due from banks	$15,627	$9,948	$5,679	57.1%
Interest-bearing deposits with banks	1,577	1,315	262	19.9%
Securities available for sale (AFS), at fair value	61,376	53,033	8,343	15.7%
Securities held to maturity (HTM), at amortized cost	104,530	109,247	(4,717)	(4.3)%
FHLB stock - at cost	7,447	7,235	212	2.9%
Loans receivable - net of ALLL	1,136,004	1,079,519	56,485	5.2%
Premises and equipment, net	21,751	22,205	(454)	(2.0)%
Premises and equipment held for sale	-	345	(345)	(100.0)%
Other real estate owned (OREO)	9,741	7,763	1,978	25.5%
Accrued interest receivable	4,494	3,979	515	12.9%
Investment in bank owned life insurance	29,206	28,625	581	2.0%
Other assets	10,419	11,043	(624)	(5.7)%
Total Assets	$1,402,172	$1,334,257	$67,915	5.1%

The following is a breakdown of the Company’s loan portfolio at September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017%		December 31, 2016%

Commercial real estate	$712,840	62.24%	$667,105	61.25%
Residential first mortgages	175,816	15.35%	171,004	15.70%
Residential rentals	110,905	9.68%	101,897	9.36%
Construction and land development	31,094	2.71%	36,934	3.39%
Home equity and second mortgages	22,334	1.95%	21,399	1.97%
Commercial loans	56,376	4.92%	50,484	4.64%
Consumer loans	541	0.05%	422	0.04%
Commercial equipment	35,500	3.10%	39,737	3.65%
	1,145,406	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(1,033)	-0.09%	(397)	-0.04%
Allowance for loan losses	10,435	0.91%	9,860	0.91%
	9,402		9,463
	$1,136,004		$1,079,519

Asset Quality

The following tables show asset quality ratios at September 30, 2017 and December 31, 2016.

(dollars in thousands, except per share amounts)	September 30, 2017	December 31, 2016	$ Change	% Change
ASSET QUALITY
Total assets	$1,402,172	$1,334,257	$67,915	5.1%
Gross loans	1,145,406	1,088,982	56,424	5.2
Classified Assets	39,172	39,246	(74)	(0.2)
Allowance for loan losses	10,435	9,860	575	5.8

Past due loans (PDLs) (31 to 89 days)	1,642	1,034	608	58.8
Nonperforming loans (NPLs) (>=90 days)	2,741	7,705	(4,964)	(64.4)

Non-accrual loans (a)	3,012	8,374	(5,362)	(64.0)
Accruing troubled debt restructures (TDRs) (b)	10,069	10,448	(379)	(3.6)
Other real estate owned (OREO)	9,741	7,763	1,978	25.5
Non-accrual loans, OREO and TDRs	$22,822	$26,585	$(3,763)	(14.2)
ASSET QUALITY RATIOS
Classified assets to total assets	2.79%	2.94%
Classified assets to risk-based capital	24.97	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	380.70	127.97
Past due loans (PDLs) to total loans	0.14	0.09
Nonperforming loans (NPLs) to total loans	0.24	0.71
Loan delinquency (PDLs + NPLs) to total loans	0.38	0.80
Non-accrual loans to total loans	0.26	0.77
Non-accrual loans and TDRs to total loans	1.14	1.73
Non-accrual loans and OREO to total assets	0.91	1.21
Non-accrual loans, OREO and TDRs to total assets	1.63	1.99

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At September 30, 2017 and December 31, 2016, the Bank had total TDRs of $10.9 million and $15.1 million, respectively, with $828,000 and $4.7 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to move non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe off the balance sheet. The Company is encouraging existing classified customers to obtain financing with other lenders or is enforcing its contractual rights. Management believes this strategy is in the best long-term interest of the Company. As a result of these efforts, non-accrual loans and OREO to total assets have decreased from 1.83% at December 31, 2015, to 1.21% at December 31, 2016, and to 0.91% at September 30, 2017. Non-accrual loans, OREO and TDRs to total assets decreased from 2.98% at December 31, 2015, to 1.99% at December 31, 2016, and to 1.63% at September 30, 2017.

Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, 2015, 2014 and 2013, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of 09/30/2017	As of 06/30/2017	As of 03/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014	As of 12/31/2013
Classified loans
Substandard	$28,734	$25,519	$28,920	$30,463	$31,943	$46,735	$47,645
Doubtful	-	-	-	137	861	-	-
Loss	-	-	-	-	-	-	-
Total classified loans	28,734	25,519	28,920	30,600	32,804	46,735	47,645
Special mention loans	10,446	1,357	1,374	-	1,642	5,460	9,246
Total classified and special mention loans	$39,180	$26,876	$30,294	$30,600	$34,446	$52,195	$56,891

Classified loans	28,734	25,519	28,920	30,600	32,804	46,735	47,645
Classified securities	697	740	791	883	1,093	1,404	2,438
Other real estate owned	9,741	9,154	6,747	7,763	9,449	5,883	6,797
Total classified assets	$39,172	$35,413	$36,458	$39,246	$43,346	$54,022	$56,880

As a percentage of Total Assets	2.79%	2.54%	2.69%	2.94%	3.79%	4.99%	5.56%
As a percentage of Risk Based Capital	24.97%	22.81%	23.91%	26.13%	30.19%	39.30%	43.11%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $5.4 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $3.0 million or 0.26% of total loans at September 30, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. In accordance with the Company’s policy, interest income is recognized on a cash basis for these loans.

At September 30, 2017, non-accrual loans of $3.0 million included 19 loans, of which $1.8 million, or 60% represented seven loans and four customer relationships. During the nine months ended September 30, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. This loan relationship was also a troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building. At December 31, 2016, non-accrual loans of $8.4 million included 29 loans, of which $6.4 million, or 77% of represented 15 loans and six customer relationships. Non-accrual loans included one TDRs totaling $828,000 at September 30, 2017 and six TDRs totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $4.4 million from $8.7 million, or 0.80% of loans, at December 31, 2016 to $4.4 million, or 0.38% of loans, at September 30, 2017.

TDRs decreased $4.2 million from $15.1 million at December 31, 2016 to $10.9 million at September 30, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $253,000 on seven TDRs totaling $3.0 million at September 30, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. During the nine months ended September 30, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $279,000 for the nine months ended September 30, 2017. There were no TDRs added during the nine months ended September 30, 2017. The following is a breakdown by loan classification of the Company’s TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,371	9	$9,587	8
Residential first mortgages	532	2	545	2
Residential rentals	222	1	227	1
Construction and land development	729	2	3,777	4
Commercial loans	5	1	872	5
Commercial equipment	38	1	113	2
Total TDRs	$10,897	16	$15,121	22
Less: TDRs included in non-accrual loans	(828)	(1)	(4,673)	(6)
Total accrual TDR loans	$10,069	15	$10,448	16

The allowance for loan losses was 0.91% of gross loans at September 30, 2017 and December 31, 2016. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as reductions in delinquency, were offset by increases in other qualitative factors, such as concentration to capital factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at September 30, 2017 and December 31, 2016, respectively:

(dollar in thousands)	September 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans

General Allowance	$9,617	0.84%	$8,571	0.79%
Specific Allowance	818	0.07%	1,289	0.12%
Total Allowance	$10,435	0.91%	$9,860	0.91%

The historical loss experience factor is tracked over various time horizons for each portfolio segment. The following table provides net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2017 and 2016, respectively, and a five-year trend:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Average loans	$1,127,626	$1,016,408	$1,107,618	$967,568
Net charge-offs	224	141	405	566
Net charge-offs to average loans	0.08%	0.06%	0.05%	0.08%

	Years Ended December 31,
	2016	2015	2014	2013	2012
Average loans	$988,288	$874,186	$819,381	$741,369	$719,798
Net charge-offs	1,039	1,374	2,309	1,049	1,937
Net charge-offs to average loans	0.11%	0.16%	0.28%	0.14%	0.27%

The OREO balance was $9.7 million at September 30, 2017, an increase of $1.9 million compared to $7.8 million at December 31, 2016. During the nine months ended September 30, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company disposed of four residential properties and multiple residential lots for proceeds of $1.1 million and a gain of $36,000 for the nine months ended September 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. In addition, valuation allowances of $576,000 were recognized to adjust properties to current appraised values. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At September 30, 2017, 99.6%, or $160.7 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99.4%, or $156.9 million, at December 31, 2016. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. Classified securities decreased $186,000 from $883,000 at December 31, 2016 to $697,000 at September 30, 2017.

Gross unrealized losses on HTM and AFS securities decreased from $3.3 million at December 31, 2016 to $1.8 million at September 30, 2017 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at September 30, 2017 and December 31, 2016 for AFS securities were $961,000 and $1.6 million, respectively, of amortized cost of $62.3 million and $54.6 million, respectively. Gross unrealized losses at September 30, 2017 and December 31, 2016 for HTM securities were $814,000 and $1.7 million, respectively, of amortized cost of $104.5 million and $109.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest-bearing deposits	$157,665	$144,877	$12,788	8.8%
Interest-bearing deposits	940,336	893,948	46,388	5.2%
Total deposits	1,098,001	1,038,825	59,176	5.7%
Short-term borrowings	91,500	79,000	12,500	15.8%
Long-term debt	55,514	65,559	(10,045)	(15.3)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	11,272	11,447	(175)	(1.5)%
Total Liabilities	$1,291,287	$1,229,831	$61,456	5.0%

Deposits and Borrowings

Deposits increased by 7.6% annualized, or $59.2 million, to $1,098.0 million at September 30, 2017 compared to $1,038.8 million at December 31, 2016. The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits at September 30, 2017 and December 31, 2016 were $137.6 million and $131.0 million, respectively. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits at September 30, 2017 and December 31, 2016 were $99.6 million and $70.7 million, respectively.

Details of the Company’s deposit portfolio at September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$157,665	14.36%	$144,877	13.95%
Interest-bearing:
Demand	195,632	17.82%	162,823	15.67%
Money market deposits	229,740	20.92%	248,049	23.88%
Savings	54,310	4.95%	50,284	4.84%
Certificates of deposit	460,654	41.95%	432,792	41.66%
Total interest-bearing	940,336	85.64%	893,948	86.05%

Total Deposits	$1,098,001	100.00%	$1,038,825	100.00%

Transaction accounts	$637,347	58.05%	$606,033	58.34%

FHLB long-term debt and short-term borrowings increased $2.4 million from $144.6 million at December 31, 2016 to $147.0 million at September 30, 2017. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At September 30, 2017 and December 31, 2016, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change

Common Stock at par of $0.01	$46	$46	$-	0.0%
Additional paid in capital	47,994	47,377	617	1.3%
Retained earnings	64,375	58,100	6,275	10.8%
Accumulated other comprehensive loss	(538)	(928)	390	(42.0)%
Unearned ESOP shares	(992)	(169)	(823)	487.0%
Total Stockholders' Equity	$110,885	$104,426	$6,459	6.2%

During the nine months ended September 30, 2017, stockholders’ equity increased $6.5 million to $110.9 million. The increase in stockholders’ equity was due to net income of $7.7 million, a current year decrease in accumulated other comprehensive loss of $390,000 and net stock related activities related to stock-based compensation of $578,000. These increases to capital were partially offset by quarterly common dividends paid of $1.4 million and the purchase of 23,503 shares of the Company’s common shares for $823,000 by the Employee Stock Ownership Plan (“ESOP”) during the third quarter of 2017. The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

Common stockholders' equity of $110.9 million at September 30, 2017 resulted in a book value of $23.85 per common share compared to $22.54 at December 31, 2016. The Company remains well-capitalized at September 30, 2017 with a Tier 1 capital to average assets ratio of 8.82%.

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

During the three months ended September 30, 2017 and the year ended December 31, 2016, the Company performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2017 and December 31, 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

Cash and cash equivalents as of September 30, 2017 totaled $17.2 million, an increase of $5.9 million, or 52.8%, from the December 31, 2016 total of $11.3 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Company has substantial sources of funds available from other sources.

During the nine months ended September 30, 2017, all financing activities provided $59.6 million in cash compared to $132.4 million in cash for the same period in 2016. The Company was provided $72.8 million less cash from financing activities in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to reduced deposit growth of $45.5 million and slower growth in borrowings of $27.0 million.

During the nine months ended September 30, 2017, all investing activities used $63.1 million in cash compared to $138.8 million in cash used for the same period in 2016. The decrease in cash used of $75.7 million was primarily the result of net decreases in cash used of $3.0 million for purchases of premises and equipment and $78.2 million from loan activities. The Company purchased more premises and equipment in the first nine months of 2016 compared to the same period in 2017, mainly due to the construction of a new branch in downtown Fredericksburg, Virginia during the first half of 2016. Cash used decreased as principal received on loans for the nine months ended September 30, 2017 increased over the prior year comparable period. Principal collected on loans increased $27.2 million from $160.3 million for the nine months ended September 30, 2016 to $187.5 million for the nine months ended September 30, 2017. Additionally, cash used decreased for the funding of loans originated, which decreased $51.0 million from $298.7 million for the nine months ended September 30, 2016 to $247.7 million for the nine months ended September 30, 2017. These reductions in the amount of cash used were partially offset by a decrease in cash provided of $3.5 million from the 2016 sales of the King George branch and OREO compared to less significant sales activity in 2017. Net cash provided decreased from $4.8 million for the nine months ended September 30, 2016 to $1.3 million for the nine months ended September 30, 2017. Net cash provided decreased by $2.0 million for net securities transactions for the comparable periods.

Operating activities provided cash of $9.4 million, or $160,000 less cash, for the nine months ended September 30, 2017 compared to $9.6 million of cash provided for the same period of 2016.

ITEM 3 – Quantitative and qualitative Disclosure about Market Risk

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

September 30, 2017	(1.55)%	(0.76)%	(2.66)%
June 30, 2017	(2.68)%	(1.22)%	(2.80)%
March 31, 2017	(2.39)%	(1.12)%	(2.98)%
December 31, 2016	(2.19)%	(1.10)%	1.51%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

September 30, 2017	(15.20)%	(7.18)%	19.91%
June 30, 2017	(14.43)%	(6.80)%	19.02%
March 31, 2017	(14.71)%	(6.79)%	12.93%
December 31, 2016	(13.22)%	(5.64)%	0.63%

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings – The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of September 30, 2017, 188,558 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows that there were no repurchases during the three months ended September 30, 2017.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2017	-	$-	-	188,558
August 1-31, 2017	-	-	-	188,558
September 1-30, 2017	-	-	-	188,558
Total	-	$-	-	188,558

Item 3 – Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 – Other Information - None

Item 6 – Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 3, 2017	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 3, 2017	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer