Form 10-K
period 2017-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2018-03-12
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (check one):

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $148.0 million based on the closing price $38.50 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 2, 2018: 5,567,505

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

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

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland; and downtown Fredericksburg, Virginia. The Company closed its Central Park Fredericksburg branch during the third quarter of 2017. This location continues to serve as a loan production office and the branch closure did not have a material effect on operations. During the third quarter of 2015, the Company agreed to sell its King George, Virginia branch building and equipment and the transaction closed on January 28, 2016. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland and Central Park in Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch.

On January 1, 2018, the Company completed its previously announced merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank intends to keep the La Plata branch open and consolidate the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018.

As of December 31, 2017, the Bank operated 15 automated teller machines which includes four stand-alone locations. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate loan portfolio consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary federal regulator.

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

The Bank’s primary market areas also boast a strong median household income. According to SNL Financial, the median household income in our market area is $97,000 compared to $61,000 for the United States. According to SNL Financial, the Bank’s market areas have strong demographics with below average unemployment rates. The Bank’s primary market areas have unemployment rates below 3.6% with projected population growth in excess of 4.25% over the next five years.

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks and federal and state credit unions located in its primary market area. There are more than 25 FDIC-insured depository institutions as well as several large credit unions operating in the Bank’s footprint including several large regional and national bank holding companies. The Bank also faces additional significant competition for customers’ funds from mutual funds, brokerage firms, online Banks, and other financial service companies. The Bank competes for loans by providing competitive rates and flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff in an attempt to ensure high-quality service.

Lending Activities

General

The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include commercial real estate loans, loans secured by residential rental property, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. The Company exited the origination of owner-occupied residential mortgages in April 2015 and has established third party sources to supply its residential whole loan portfolio. Most of the Bank’s customers are residents of or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million as well as not-for-profits in Southern Maryland, the Annapolis area of Maryland and the greater Fredericksburg area of Virginia.

Commercial Real Estate (CRE) and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $727.3 million or 63.3% of the loan portfolio and $667.1 million or 61.3% of the loan portfolio, respectively at December 31, 2017 and 2016. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last six years. The CRE portfolio includes commercial construction balances. At December 31, 2017 and 2016, commercial construction balances were $44.8 million or 6.2% and $62.1 million or 9.3%, respectively, of the CRE portfolio.

The primary security on a commercial real estate loan is the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Almost all the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2017 and 2016, the largest outstanding commercial real estate loans were $21.8 million and $12.8 million, respectively, which were secured by commercial real estate and performing according to their terms.

Loans secured by commercial real estate are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation of the business or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on increasing its portfolio of commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family or commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property, as well as the borrower’s global cash flows.

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

The Company stopped underwriting owner-occupied residential first mortgages in April 2015 and established third party sources to fund its residential whole loan portfolio. The third-party sources allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase individual residential first mortgage loans as well as purchase the right to service the loans acquired.

Total fixed-rate loans in our residential first mortgage portfolio amounted to $113.4 million and $125.4 million, respectively, as of December 31, 2017 and 2016. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2017 and 2016, the Bank serviced $43.7 million and $52.0 million, respectively, in residential mortgage loans for others.

Adjustable mortgages are generally adjustable on a one-, three- and five-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. As of December 31, 2017 and 2016, the Bank had $59.9 million and $45.6 million, respectively, in adjustable-rate residential mortgage loans. At December 31, 2017 and 2016, the largest outstanding residential first mortgage loans were $2.1 million and $2.2 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.

Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2017 and 2016.

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

Total fixed-rate loans in our residential rental first mortgage portfolio amounted to $16.8 million and $17.9 million, respectively, as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Bank had $93.4 million and $84.0 million, respectively, in adjustable-rate residential rental mortgage loans. As of December 31, 2017 and 2016, $85.0 million and $84.9 million, respectively, were 1-4 family units and $25.2 million and $17.0 million, respectively, were apartment buildings.

At December 31, 2017 and 2016, the largest outstanding residential rental mortgage loan was $10.2 million and $10.5 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2017 and 2016.

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

Construction and Land Development Loans

The Bank offers construction loans for the construction of one- to four-family dwellings to home builders. Construction loans totaled $8.8 million and $12.1 million, respectively, at December 31, 2017 and 2016. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to 80% of the lower of appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $19.1 million and $24.9 million, respectively, at December 31, 2017 and 2016. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank will typically lend up to the lower of 75% of the appraised value or cost. At December 31, 2017 and 2016, the largest outstanding construction and land development loans were $3.5 million and $4.9 million, respectively, which were secured by land in the Bank’s market area.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing construction in the Bank’s market area. The Bank’s investment in these loans has declined in recent years. Construction and land development loans as a percentage of the total loan portfolio have been decreasing since 2008 from greater than 10% as of December 31, 2008 to 2.4% at December 31, 2017. If the demand for new houses being built from smaller builders in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a decline in demand for new housing might adversely affect the ability of borrowers to repay these loans.

Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market makes it increasingly difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of completed value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, the Bank may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $20.0 million and $19.7 million, respectively at December 31, 2017 and 2016, are generally made in the form of lines of credit with minimum amounts of $5,000, have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans, which totaled $1.4 million and $1.7 million, respectively at December 31, 2017 and 2016, are fixed or variable-rate loans that have original terms between five and 15 years. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk is heightened as the market value of residential property has not fully returned to pre-financial crisis levels and interest rates began to increase in 2017.

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor) under these product lines. Commercial loans remain an important class of the Bank’s loan portfolio. At $56.4 million and 4.9% of total loans and $50.5 million and 4.6% of total loans at December 31, 2017 and 2016, respectively, the commercial loan portfolio increased a modest $5.9 million compared to the prior year end balance.

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

Commercial business loans entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely. The Bank controls these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2017 and 2016, the largest outstanding commercial loans were $4.4 million and $4.0 million, respectively, which was secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2017 and 2016.

Consumer Loans

The Bank has consumer loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $573,000 and $422,000, respectively, at December 31, 2017 and 2016. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $35.9 million and $39.7 million, or 3.1% and 3.7% of the total loan portfolio, respectively, at December 31, 2017 and 2016. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter loan terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the credit worthiness of the borrowers.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$727,314	63.25%	$667,105	61.25%	$538,888	58.64%	$485,601	55.68%	$476,648	58.97%
Residential first mtgs.	170,374	14.81%	171,004	15.70%	131,401	14.30%	146,539	16.80%	159,147	19.69%
Residential rentals (1)	110,228	9.58%	101,897	9.36%	93,157	10.14%	81,777	9.38%	-
Construction and land dev.	27,871	2.42%	36,934	3.39%	36,189	3.94%	36,370	4.17%	32,001	3.96%
Home equity and second mtgs.	21,351	1.86%	21,399	1.97%	21,716	2.36%	21,452	2.46%	21,692	2.68%
Commercial loans	56,417	4.91%	50,484	4.64%	67,246	7.32%	73,625	8.44%	94,176	11.65%
Consumer loans	573	0.05%	422	0.04%	366	0.04%	613	0.07%	838	0.10%
Commercial equipment	35,916	3.12%	39,737	3.65%	29,931	3.26%	26,152	3.00%	23,738	2.94%
Total Loans	1,150,044	100.00%	1,088,982	100.00%	918,894	100.00%	872,129	100.00%	808,240	100.00%
Deferred loan fees and premiums	(1,086)		(397)		1,154		1,239		972
Allowance for loan losses	10,515		9,860		8,540		8,481		8,138
Loans receivable, net	$1,140,615		$1,079,519		$909,200		$862,409		$799,130

(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. See Note 6 of the Consolidated Financial Statements for more information. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2016 , 2015 and 2014.

The following table sets forth for the periods indicated the average balances outstanding and average interest yields for each major category of loans.

	For the Years Ended December 31,
	2017		2016		2015		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
dollars in thousands	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Commercial real estate	$699,349	4.42%	$602,648	4.50%	$518,329	4.64%	$460,014	4.84%	$434,889	5.08%
Residential first mortgages	176,186	3.77%	151,366	3.99%	134,728	4.35%	148,367	4.43%	169,671	4.68%
Residential rentals (1)	106,000	4.62%	96,611	4.69%	88,251	4.63%	75,104	4.65%	-
Construction and land development	33,798	4.96%	36,938	4.58%	37,665	4.99%	29,921	4.68%	27,065	4.75%
Home equity and second mortgages	21,515	4.38%	21,781	4.08%	21,332	4.09%	21,426	4.21%	21,647	4.33%
Commercial and equipment loans (2)	86,871	5.21%	87,705	5.27%	81,957	5.61%	92,199	5.21%	95,316	5.11%
Consumer loans	477	7.76%	397	8.56%	465	8.82%	701	7.99%	954	7.23%
Allowance for loan losses	(10,374)	n/a	(9,157)	n/a	(8,541)	n/a	(8,351)	n/a	(8,173)	n/a
Net Average Loans	$1,113,822	4.45%	$988,289	4.55%	$874,186	4.73%	$819,381	4.82%	$741,369	5.02%

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

Loan Originations, Purchases and Sales

The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to guidelines established by the Bank. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Additionally, residential mortgages are purchased from third party providers after reviewing loan documents, underwriting support, and completing other procedures, as necessary. During the years ended December 31, 2017 and 2016, the Bank purchased residential first mortgages of $25.5 million and $64.2 million, respectively

Loan processing functions are generally centralized except for small consumer loans. Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties such as FHLMC. The Company sold no residential mortgage loans for the years ended December 31, 2017 and 2016. Residential mortgage loans in the amounts of $4.2 million were sold by the Bank for the years ended December 31, 2015. During the year ended December 31, 2017, the Company sold the guaranteed portion of a U.S. Small Business Administration (“SBA”) Loan for proceeds of $2.8 million and recognized a gain of $294,000.

To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial and commercial real estate loans to other lenders. In 2017, the Bank sold no other CRE participations except for the SBA guaranteed position of $2.8 million. CRE participations sold were $3.0 million in 2016 and $1.5 million in 2015. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure and to ensure that all participants remain below internal and regulatory limits. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. The Bank participated in a commercial real estate commercial construction project during 2017 with $1.6 million advanced and outstanding at December 31, 2017 of a $4.5 million commitment. The Bank purchased no other commercial real estate or commercial loans during 2017, 2016 and 2015. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

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

Depending on the loan and collateral type, conditions for protecting the Bank’s collateral are specified in the loan documents. Typically, these conditions might include requirements to maintain hazard and title insurance and to pay property taxes.

The Credit Risk Committee of the Board, consisting of three or more directors, assists the Board in its oversight responsibilities. The Committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board and strategic guidance to management on the assumption, management and mitigation of credit risk.

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $14.4 million and $14.1 million, respectively, to any one borrower at December 31, 2017 and 2016. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $22.4 million and $21.9 million, respectively, to any one borrower at December 31, 2017 and 2016. At December 31, 2017 and 2016, the largest amount outstanding to any one borrower and borrower’s related interests was $21.8 million and $12.8 million, respectively.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. The Bank’s outstanding commitments to originate loans at December 31, 2017 and 2016 were approximately $63.5 million and $67.0 million, respectively, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

See Note 6 of the Consolidated Financial Statements for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2017 and 2016. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

Asset Classification

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting on asset quality. We use an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies assets as “substandard” or “doubtful,” it is required that a specific valuation allowance for loan losses be established in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated. Classified and special mention assets include loans, securities and other real estate owned.

(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Classified assets
Substandard	$50,298	$39,109	$42,485	$54,022	$56,880
Doubtful	-	137	861	-	-
Loss	-	-	-	-	-
Total classified assets	50,298	39,246	43,346	54,022	56,880
Special mention assets	96	-	1,642	5,460	9,246
	$50,394	$39,246	$44,988	$59,482	$66,126

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2017 and 2016, respectively, refer to Note 6 in the Consolidated Financial Statements.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates substandard classified loans on an individualized basis to determine whether a loan is impaired. Classified doubtful and loss loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (“TDRs”) are generally considered impaired (See Notes 1 and 6 of the Consolidated Financial Statements).

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

If a specific loan is deemed to be impaired it is evaluated for impairment. Impairment is measured on a loan-by-loan basis for commercial and construction loans using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that have an impairment, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan.

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

Specific loan loss reserves of $1.0 million and $1.3 million, respectively, related to impaired loans at December 31, 2017 and 2016. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Recorded investment with no allowance	$39,028	$26,436	$35,171	$45,587	$28,220
Recorded investment with allowance	4,226	8,924	4,066	4,122	9,786
Total impaired loans	$43,254	$35,360	$39,237	$49,709	$38,006

Specific allocations of allowance	$1,024	$1,289	$1,608	$451	$985

Interest income recognized	$1,829	$1,309	$1,366	$1,841	$1,608

For additional information regarding impaired loans by class at December 31, 2017 and 2016, respectively, refer to Note 6 in the Consolidated Financial Statements.

The Bank closely monitors the payment activity of all its loans. The Bank periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size of and composition of the loan portfolio; the Bank’s historical loss experience; trends in delinquency, non-performing, classified loans and charge-offs; as well as economic conditions and the regulatory environment. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, actual losses may vary from the amounts estimated. Additionally, our regulators as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase or decrease the allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Notes 1 and 6 of the Consolidated Financial Statements.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	$6,451	63.25%	$5,212	61.25%	$3,465	58.64%	$3,528	55.68%	$3,051	58.97%
Residential first mtgs.	1,144	14.81%	1,406	15.70%	584	14.30%	1,047	16.80%	1,343	19.69%
Residential rentals (2)	512	9.58%	362	9.36%	538	10.14%	593	9.38%	532
Construction and land dev.	462	2.42%	941	3.39%	1,103	3.94%	1,071	4.17%	584	3.96%
Home equity and second mtgs.	162	1.86%	138	1.97%	142	2.36%	173	2.46%	249	2.68%
Commercial loans	1,013	4.91%	794	4.64%	1,477	7.32%	1,677	8.44%	1,916	11.65%
Consumer loans	7	0.05%	3	0.04%	2	0.04%	3	0.07%	10	0.10%
Commercial equipment	764	3.12%	1,004	3.65%	1,229	3.26%	389	3.00%	453	2.94%
Total allowance for loan losses	$10,515	100.00%	$9,860	100.00%	$8,540	100.00%	$8,481	100.00%	$8,138	100.00%

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

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Balance at beginning of period	$9,860	$8,540	$8,481	$8,138	$8,247
Charge-offs:
Commercial real estate	217	-	78	195	140
Residential first mtgs.	-	-	30	94	348
Residential rentals (1)	42	14	-	155	-
Construction and land dev.	26	526	-	992	36
Home equity and second mtgs.	14	-	100	59	111
Commercial loans	13	594	432	1,134	480
Consumer loans	2	1	-	3	12
Commercial equipment	168	34	818	10	35
Total Charge-offs	482	1,169	1,458	2,642	1,162
Recoveries:
Commercial real estate	63	58	17	11	-
Residential first mtgs.	-	-	1	186	11
Residential rentals (1)	-	-	-		-
Construction and land dev.	-	1	32	84	1
Home equity and second mtgs.	1	5	-	10	17
Commercial loans	1	18	11	5	23
Consumer loans	-	.	-	11	3
Commercial equipment	62	48	23	25	58
Total Recoveries	127	130	84	332	113
Net Charge-offs	355	1,039	1,374	2,310	1,049
Provision for Loan Losses	1,010	2,359	1,433	2,653	940
Balance at end of period	$10,515	$9,860	$8,540	$8,481	$8,138

Allowance for loan losses to total loans	0.91%	0.91%	0.93%	0.97%	1.01%
Net charge-offs to average loans	0.03%	0.11%	0.16%	0.28%	0.14%

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

Other Real Estate Owned (“OREO”)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its estimated fair value. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less selling costs. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $9.3 million and $7.8 million, respectively at December 31, 2017 and 2016. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 8 in the Consolidated Financial Statements.

Non-accrual Loans

Loans are reviewed on a regular basis and are placed on non-accrual status when the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are evaluated for impaired status on a loan by loan basis in accordance with the Company’s impairment methodology.

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

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial real estate	$1,987	$2,371	$2,875	$3,824	$7,930
Residential first mtgs.	985	623	1,948	533	2,245
Residential rentals (3)	825	577	605	-	-
Construction and land dev.	-	3,048	3,555	3,634	2,968
Home equity and second mtgs.	257	61	48	399	115
Commercial loans	172	1,044	2,054	1,587	1,935
Consumer loans	-	-	-	-	24
Commercial equipment	467	650	348	286	234
Total non-accrual loans (1)	4,693	8,374	11,433	10,263	15,451

OREO	9,341	7,763	9,449	5,883	6,797

TDRs: (2)
Commercial real estate	9,273	9,587	9,839	10,438	3,141
Residential first mtgs.	527	545	881	906	1,485
Residential rentals (3)	221	227	2,058
Construction and land dev.	729	3,777	4,283	4,376	-
Home equity and second mtgs.	-	872	-	-	-
Commercial loans	4	-	1,384	2,262	-
Commercial equipment	36	113	123	154	67
Total TDRs	10,790	15,121	18,568	18,136	4,693
Total Accrual TDRs	10,021	10,448	13,133	13,249	4,364

Total non-accrual loans, OREO and Accrual TDRs	$24,055	$26,585	$34,015	$29,395	$26,612

Interest income due at stated rates, but not recognized on non-accruals	$185	$1,103	$987	$845	$599

Non-accrual loans to total loans	0.41%	0.77%	1.24%	1.18%	1.91%
Non-accrual loans and Accrual TDRs to total loans (2)	1.28%	1.73%	2.67%	2.70%	2.45%
Non-accrual loans, OREO and Accrual TDRs to total assets (2)	1.71%	1.99%	2.98%	2.71%	2.60%

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

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. HTM securities and FHLB of Atlanta and Federal Reserve Bank stock are carried at amortized cost and AFS securities are carried at fair value. At December 31, 2017, 2016, 2015, 2014 and 2013, their estimated fair value was $173.6 million, $168.3 million, $151.4 million, $133.3 million and $139.9 million, respectively. On April 18, 2016, the Bank terminated its membership in the Federal Reserve System and cancelled its stock in the Federal Reserve Bank of Richmond effective as of that date.

	At December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Asset-backed securities:
Freddie Mac, Fannie Mae and Ginnie Mae	$135,142	$136,206	$138,267	$119,762	$126,607
U.S. Agencies	21,177	16,889	-	-	-
Other	651	884	1,093	1,472	3,120
Total asset-backed securities	156,970	153,979	139,360	121,234	129,727

Corporate equity securities	37	37	39	40	41
Bond mutual funds	4,507	4,413	4,387	4,321	4,130
Callable GSE Agency Bonds	5,017	3,001	-	-	-
Treasury bills	1,000	850	750	850	750
Total investment securities	167,531	162,280	144,536	126,445	134,648
FHLB and FRB stock	7,276	7,235	6,931	6,434	5,593
Total investment securities and FHLB and FRB stock	$174,807	$169,515	$151,467	$132,879	$140,241

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2017 and 2016 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years
December 31, 2017	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$9,852	2.47%	$28,832	2.46%	$20,358	2.50%	$6,369	2.59%
Mutual funds	4,480	1.97%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$14,332	2.31%	$28,832	2.46%	$20,358	2.50%	$6,369	2.59%

HTM Investment securities:
Asset-backed securities	$18,722	2.57%	$41,433	2.59%	$25,309	2.63%	$12,782	2.64%
U.S. government obligations	1,000	0.00%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$19,722	2.44%	$41,433	2.59%	$25,309	2.63%	$12,782	2.64%

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years
December 31, 2016	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$7,879	2.17%	$21,481	2.15%	$13,093	2.05%	$7,689	1.91%
Mutual funds	4,386	2.01%	-	0.00%	-	0.00%	-	0.00%

Total AFS investment securities	$12,265	2.11%	$21,481	2.15%	$13,093	2.05%	$7,689	1.91%

HTM Investment securities:
Asset-backed securities	$18,844	2.35%	$47,168	2.34%	$29,803	2.29%	$12,582	2.41%
U.S. government obligations	850	0.00%	-	0.00%	-	0.00%	-	0.00%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total HTM investment securities	$19,694	2.25%	$47,168	2.34%	$29,803	2.29%	$12,582	2.41%

The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as available for sale and accounted for at fair value. Held to maturity (HTM”) securities are reported at amortized cost. HTM securities are classified as such based on management’s intent and ability to hold these securities until maturity. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and Notes 1 and 5 in the Consolidated Financial Statements.

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from its market area. Total deposits were $1,106.2 million and $1,038.8 million, respectively, as of December 31, 2017 and 2016. The Company uses both traditional brokered deposits and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2017 and December 31, 2016 were $118.9 million and $131.0 million, respectively. Reciprocal brokered deposits at December 31, 2017 and December 31, 2016 were $92.9 million and $70.7 million, respectively. The reciprocal brokered deposits have many characteristics of core deposits and are used to maximize FDIC insurance available to our customers.

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

	For the Years Ended December 31,
	2017		2016		2015		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$53,560	0.05%	$48,878	0.08%	$44,963	0.10%	$40,104	0.10%	$37,540	0.10%
Interest-bearing demand and money market accounts	419,817	0.35%	380,592	0.30%	322,717	0.28%	281,960	0.27%	268,832	0.33%
Certificates of deposit	443,181	1.00%	409,621	0.86%	378,179	0.85%	389,641	0.97%	392,675	1.19%
Total interest-bearing deposits	916,558	0.65%	839,091	0.56%	745,859	0.56%	711,705	0.64%	699,047	0.80%
Noninterest-bearing demand deposits	154,225		142,116		120,527		100,783		87,649
	$1,070,783	0.56%	$981,207	0.48%	$866,386	0.48%	$812,488	0.56%	$786,696	0.71%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2017 and 2016.

	At December 31, 2017
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$88,714	$60,383
Three through six months	54,590	37,497
Six through twelve months	99,263	37,605
Over twelve months	78,392	31,989
Total	$320,959	$167,474

	At December 31, 2016
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$86,282	$61,832
Three through six months	45,703	23,134
Six through twelve months	87,695	46,476
Over twelve months	67,917	22,415
Total	$287,597	$153,857

For a discussion of deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1 and 10 in the Consolidated Financial Statements. Note 10 includes the scheduled contractual maturities of total certificates of deposits of $451.6 million and $432.8 million, respectively at December 31, 2017 and 2016.

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

Capital Requirement

Bank holding companies are required to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $1 billion or more, such as the Company, are substantially similar to those applicable to the Bank. See “– Regulation of the Bank – Capital Adequacy.” The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion. The revised capital requirements are subject to certain grandfathering and transition rules. The Company is currently considered a grandfathered institution under these rules.

Regulation of the Bank

General

The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). On April 18, 2016, the Bank terminated its membership in the Federal Reserve System and cancelled its stock in the Federal Reserve Bank of Richmond. Accordingly, as of that date, the Bank’s primary regulator became the FDIC. The Bank currently is subject to supervision, examination and regulation by the Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the FDIC.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve System. The CFPB assumed responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function formerly handled by federal bank regulatory agencies. However, institutions of less than $10 billion, such as the Bank, will continue to be examined for compliance with consumer protection or fair lending laws and regulations by, and be subject to enforcement authority of their primary federal regulators.

The following discussion summarizes regulations applicable to the Bank but does not purport to be a complete description of such regulations and is qualified in its entirety by reference to the actual laws and regulations involved.

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

In September 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (OCC) proposed a rule intended to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the proposed rule would apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The proposal would simplify and clarify a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. A final rule has not yet been issued.

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

Reserve Requirements

Under federal regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations required that that reserves be maintained against aggregate transaction accounts as follows for 2017: a 3% reserve ratio was assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2018, will require a 3% ratio for up to $122.3 million and an exemption of $16.0 million. At December 31, 2017, the Bank met applicable reserve requirements.

Transactions with Affiliates

A state nonmember bank, such as the Bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2017, we had no transactions with affiliates.

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

Enforcement

The Commissioner has extensive enforcement authority over Maryland banks. This includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

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

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Bank Secrecy Act of 1970, requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

•	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

•	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

•	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

Management

Chief Officers

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Executive officers of the Bank also serve as executive officers of the Company. The executive officers of the Company are as follows:

William J. Pasenelli, 59, is President and Chief Executive Officer of the Company. He also serves as the Bank’s Chief Executive Officer. Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012. He relinquished the position of Chief Financial Officer of the Bank in March 2013 and President in July 2016. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987. Mr. Pasenelli has over 30 years of banking experience. He serves on the Board of Directors of the Maryland Bankers Association and the Maryland Chamber of Commerce. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups. Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University. He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 63, joined the Bank in 1988. He serves as Executive Vice President and Chief Lending Officer of the Company and the Bank. Before joining the Bank, he was Vice President of Maryland National Bank. Mr. Cockerham has over 40 years of banking experience. Mr. Cockerham serves as Emeritus and Past Chair of the Board of Directors for the College of Southern Maryland Foundation, Past Chair and Current Board member of Maryland Title Center.  He presently serves as the Potomac Baptist Association Finance Chair, is a Paul Harris Fellow, Foundation Chair and Past President of the Rotary Club of Charles County, President of the Rotary Foundation Board, Chair of the Charles County Board of Education CRD Program and serves on various civic boards.  Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelor of Science from West Virginia University.  He also attended the Harvard Business School Program on Negotiation.

James M. Burke, 49, joined the Bank in 2005. He serves as the Bank’s President and Chief Risk Officer of the Company and the Bank. Before his appointment as President of the Bank in 2016, he served as Executive Vice President and Chief Risk Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank. Mr. Burke has over 20 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center, serves on the Board of Directors for the ARC of Southern Maryland, Trustee for St. Mary’s Ryken High School, Trustee for Historic Sotterley Plantation and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation.

James F. Di Misa, 58, joined the Bank in 2005. He serves as Executive Vice President, Chief Operating Officer of the Company and the Bank. Before joining the Bank, Mr. Di Misa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Di Misa has over 30 years of banking experience. Mr. Di Misa is former Chairman of the Board of Trustees for the Maryland Bankers School, a Paul Harris Fellow, Foundation Secretary, Past President of the Rotary Club of Charles County Chairman of Charles County Rotary Scholarships Program, Adjunct Instructor for the College of Southern Maryland, Governor Appointment to the Tri-County Work Force Investment Board (2008-2014), President and Founder of the La Plata Business Association (2002-2010) and of the Board of Trustees for the Maryland Bankers School (2002-2016). He is also a member of several other civic and professional groups. Mr. Di Misa is a Stonier Graduate School of Banking graduate and holds a Masters of Business Administration from Mount St. Mary’s College and a Bachelor of Science from George Mason University. He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 51, joined the Bank in 2009. He serves as Executive Vice President, Chief Financial Officer of the Company and the Bank. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 25 years of experience in corporate finance, controllership and external audit. Mr. Capitani is involved with several local charities, religious and community organizations. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. Mr. Capitani is a Certified Public Accountant and holds a Bachelor of Arts from the University of California at Santa Barbara. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Christy M Lombardi, 41, joined the Bank in 1998. She serves as Executive Vice President, Chief Administrative Officer of the Company and the Bank. Ms. Lombardi is responsible for administrative and corporate governance matters for the Company, and oversees human resources and shareholder relations. Ms. Lombardi has 20 years of banking experience. She serves as Immediate Past Chair for the Calvert County Chamber of Commerce Board of Directors, on the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance and on the Southern Maryland Workforce Development Board. She is a Maryland Bankers School graduate and holds a Masters in Management from University of Maryland University College as well as a Master’s in Business Administration. Ms. Lombardi also attended the Harvard Business School Program on Negotiation.

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

At December 31, 2017 and 2016, our loan portfolio included $727.3 million, or 63.3%, and $667.1 million, or 61.3%, respectively, of commercial real estate loans, $110.3 million, or 9.6%, and $101.9 million, or 9.4%, respectively, of residential rental loans, $56.4 million, or 4.9% and $50.5 million, or 4.6%, respectively of commercial business loans and $35.9 million, or 3.1% and $39.7 million, or 3.7%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2017 and 2016, $3.5 million, or 73.5% and $4.6 million, or 55.4%, respectively, of our non-accrual loans of $4.7 million and $8.4 million, respectively, consisted of commercial loans.

Our provision for loan losses has been improving as the Company’s credit metrics have improved. We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2017 and 2016, we recorded a provision for loan losses of $1.0 million and $2.4 million, respectively. We also recorded net loan charge-offs of $355,000 and $1.0 million for the years ended December 31, 2017 and 2016, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $24.1 million, or 1.71% of total assets and $26.6 million, or 1.99% of total assets, respectively, at December 31, 2017 and 2016. Additionally, loans that were classified as special mention and substandard were $40.4 million and $30.4 million, respectively, at December 31, 2017 and 2016. We had $0 and $137,000 in loans classified as doubtful and no loans classified as loss at December 31, 2017 and 2016. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent, non-accrual and classified loans, TDRs and foreclosed real estate. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider other qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, and trends apparent in any of the factors we take into account. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

Non-performing and classified assets could take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2017 and 2016, our non-accrual loans totaled $4.7 million, or 0.41% of our loan portfolio and $8.4 million, or 0.77% of our loan portfolio, respectively. At December 31, 2017 and 2016, our non-accrual loans, OREO and accruing TDRs totaled $24.1 million, or 1.71% of total assets and $26.6 million, or 1.99% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2017 and 2016 our total classified assets were $50.3 million and $39.2 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2017 and 2016, $170.4 million, or 14.8%, of our total loan portfolio, and $171.0 million, or 15.7%, of our total loan portfolio, respectively, consisted of owner-occupied one- to four-family residential mortgage loans. At December 31, 2017 and 2016, $21.4 million, or 1.9%, of our total loan portfolio and $21.4 million, or 2.0%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Maryland. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is net interest income divided by average interest-earning assets. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”— or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. In recent years, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to modify certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet. U.S. economic activity has significantly improved, but there can be no assurance that this progress will continue or will not reverse.

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

Our financial condition and results of operations could be negatively affected if we fail to timely and effectively execute our strategic plan or manage the growth called for in our strategic plan. We have grown through our January 1, 2018 acquisition of County First Bank and may continue to grow through acquisitions. To be successful as a larger institution, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

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

In implementing our strategic plan, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. On January 1, 2018, we acquired County First Bank. Future results of operations will be impacted by our ability to successfully integrate the operations of County First Bank and any other acquired institutions and retain the customers of those institutions. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, our results of operations could be negatively impacted. As a result of the County First Bank acquisition and to the extent that we undertake additional acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations during the integration period, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. In addition, if we undertake substantial growth, we may need to increase non-interest expenses through additional personnel, occupancy expense and data processing costs, among others. In order to successfully manage growth, we may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee operations. No assurance can be given that we will be successful in this strategy. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. We may not be able to adequately, timely and profitably achieve the intended benefits or our growth strategies or manage anticipated growth.

Finally, substantial growth may stress regulatory capital levels, and may require us to raise additional capital. No assurance can be given that we will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value some of our assets if trading becomes less frequent and market data becomes less observable. There may be asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, asset valuation may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation.

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

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

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

Third party vendors provide key components of our business infrastructure such as core data processing systems, internet connections, network access and fund distribution. While we have selected these third-party vendors carefully, we cannot control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third-party vendors could also entail significant delay and expense.

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

The interest rate on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after February 15, 2020. From and including the issue date of such notes but excluding February 15, 2020, the notes will bear interest at a fixed rate of 6.25% per year. From and including February 15, 2020, to but excluding the maturity date, the notes will bear interest at an annual floating rate equal to the three-month LIBOR plus 479 basis points for any interest period. If interest rates rise, the cost of our subordinated notes may increase, negatively affecting our net income.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata, Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and one branch in Fredericksburg, Virginia. The Bank owns all of its branches except for the Dunkirk, Maryland branch, the Fredericksburg Central Park, Virginia branch and the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with branches. Lease expiration dates range from 2019 to 2035 with renewal options of 5 to 10 years. Lease expiration dates range from 2019 to 2035 with renewal options of 5 to 10 years. The net book value of premises, which included land, building and improvements, totaled $19.1 million and $ 19.5 million, respectively, at December 31, 2017 and 2016.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2017 and 2016 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2017	$40.44	$35.14	$0.10
September 30, 2017	40.69	32.06	0.10
June 30, 2017	40.00	32.24	0.10
March 31, 2017	36.00	27.16	0.10
December 31, 2016	30.40	22.61	0.10
September 30, 2016	23.97	21.80	0.10
June 30, 2016	23.76	20.60	0.10
March 31, 2016	21.84	19.19	0.10

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at March 2, 2018 was 649.

Dividends

During 2017 and 2016, the Company declared and paid four quarters of dividends at $0.10 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter.

The Company’s ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board (the “FRB”), which prohibits the payment of dividends under certain circumstances dependent on the Company’s financial condition and capital adequacy. The Company’s ability to pay dividends is also dependent on the receipt of dividends from the Bank.

Federal regulations impose limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the Federal Deposit Insurance Corporation (“FDIC”). Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and, (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock, or if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.

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

Stock Performance Graph

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2012, assuming reinvestment of all dividends paid into the stock or the index.

The graph and table were prepared assuming that $100 was invested on December 31, 2012, in the common stock and the securities included in the indexes.

Source: Bloomberg

	Year Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
The Community Financial Corporation	100.00	132.72	131.19	138.97	194.93	260.13
NASDAQ Bank Index	100.00	141.31	148.11	161.09	221.04	232.84
NASDAQ Capital Market Composite	100.00	136.61	128.96	107.08	122.74	143.36

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of December 31, 2017, 188,558 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended December 31, 2017.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2017	-	$-	-	188,558
November 1-30, 2017	-	-	-	188,558
December 1-31, 2017	-	-	-	188,558
Total	-	$-	-	188,558

Item 6 - Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2017, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included elsewhere in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013

FINANCIAL CONDITION DATA
Total assets	$1,405,961	$1,334,257	$1,143,332	$1,082,878	$1,023,824
Loans receivable, net	1,140,615	1,079,519	909,200	862,409	799,130
Investment securities	167,531	162,280	144,536	126,445	134,648
Deposits	1,106,237	1,038,825	906,899	869,384	821,295
Borrowings	142,998	144,559	91,617	76,672	70,476
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000	23,000	-	-
Stockholders’ equity—preferred	-	-	-	20,000	20,000
Stockholders’ equity—common	109,957	104,426	99,783	96,559	90,730
OPERATING DATA
Interest and dividend income	$53,570	$48,047	$43,873	$41,759	$39,678
Interest expenses	10,182	8,142	7,345	6,698	7,646
Net interest income (NII)	43,388	39,905	36,528	35,061	32,032
Provision for loan losses	1,010	2,359	1,433	2,653	940
NII after provision for loan losses	42,378	37,546	35,095	32,408	31,092
Noninterest income	4,084	3,360	3,299	4,093	4,174
Noninterest expenses	30,097	29,159	28,418	26,235	24,844
Income before income taxes	16,365	11,747	9,976	10,266	10,422
Income taxes	9,157	4,416	3,633	3,776	3,771
Net income	7,208	7,331	6,343	6,490	6,651
Preferred stock dividends declared	-	-	23	200	200
Income available to common shares	$7,208	$7,331	$6,320	$6,290	$6,451
COMMON SHARE DATA
Basic earnings per common share	$1.56	$1.59	$1.36	$1.35	$1.90
Diluted earnings per common share	1.56	1.59	1.35	1.35	1.88
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share (1)	23.65	22.54	21.48	20.53	19.52
Common shares outstanding at end of period	4,649,658	4,633,868	4,645,429	4,702,715	4,647,407
Basic weighted average common shares	4,627,776	4,599,502	4,676,748	4,646,424	3,402,432
Diluted weighted average common shares	4,629,228	4,599,502	4,676,748	4,655,127	3,426,793
OTHER DATA
Number of:
Full-time equivalent employees	165	162	171	172	165
Full-service offices	11	12	12	12	11
Loan Production Offices	5	5	5	5	4
REGULATORY CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets (Leverage)	8.79%	9.02%	10.01%	12.24%	12.50%
Tier 1 common capital to risk-weighted assets	9.51	9.54	10.16	n/a	n/a
Tier 1 capital to risk-weighted assets	10.53	10.62	11.38	14.26	14.66
Total risk-based capital to risk-weighted assets	13.40	13.60	14.58	15.21	15.62

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013

KEY OPERATING RATIOS
Return on average assets	0.52%	0.60%	0.58%	0.63%	0.69%
Return on average total equity	6.55	7.09	6.21	5.69	7.49
Return on average common equity	6.55	7.09	6.33	6.69	9.38
Interest rate spread	3.24	3.35	3.48	3.55	3.45
Net interest margin	3.37	3.48	3.60	3.68	3.56
Efficiency ratio (2)	63.40	67.40	71.35	67.00	68.62
Common dividend payout ratio	25.64	25.16	29.41	29.63	21.05
Non-interest expense to average assets	2.19	2.37	2.60	2.56	2.56
Net operating expense to average assets(3)	1.89	2.10	2.30	2.16	2.13
Avg. int-earning assets to avg. int-bearing liabilities	116.95	117.56	117.71	118.83	114.57
SELECTED ASSET QUALITY DATA
Gross loans	$1,150,044	$1,088,982	$918,894	$872,129	$808,240
Classified assets	50,298	39,246	43,346	54,022	56,880
Allowance for loan losses	10,515	9,860	8,540	8,481	8,138
Nonperforming loans (>=90 Days) (4)	2,483	7,705	10,740	10,263	11,170

Non-accrual loans (5)	4,693	8,374	11,433	10,263	15,451
Accruing troubled debt restructures (TDRs) (6)	10,021	10,448	13,133	13,249	4,364
Other Real Estate Owned (OREO)	9,341	7,763	9,449	5,883	6,797
Non-accrual loans, OREO and TDRs	$24,055	$26,585	$34,015	$29,395	$26,612
SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	7.99%	8.41%	9.35%	11.11%	9.16%
Classified assets to total assets	3.58	2.94	3.79	4.99	5.56
Classified assets to risk-based capital	32.14	26.13	30.19	39.30	43.11
Allowance for loan losses to total loans	0.91	0.91	0.93	0.97	1.01
Allowance for loan losses to nonperforming loans	423.48	127.97	79.52	82.64	72.86
Net charge-offs to avg. outstanding loans	0.03	0.11	0.16	0.28	0.14
Nonperforming loans to total loans	0.22	0.71	1.17	1.18	1.38
Non-accrual loans to total loans	0.41	0.77	1.24	1.18	1.91
Non-accrual loans and TDRs to total loans	1.28	1.73	2.67	2.70	2.45
Non-accrual loans and OREO to total assets	1.00	1.21	1.83	1.49	2.17
Non-accrual loans, OREO and TDRs to total assets	1.71	1.99	2.98	2.71	2.60

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of The Community Financial Corporation (the “Company”) and Community Bank of the Chesapeake (the “Bank”). Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this Report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations.

These forward-looking statements may also include: any statements of the plans and objectives of management for future operations products or services, including the execution of integration plans relating to the County First acquisition; plans regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends, changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2017, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).

The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that the Company may discuss elsewhere in this Report or in its other filings with the SEC, accessible on the SEC’s Web site at www.sec.gov. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required under the rules and regulations of the SEC.

Use of Non-GAAP Financial Measures

Statements included in management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedule that immediately follows: Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Management uses a risk scale to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2017 and 2016, the allowance for loan losses was $10.5 million and $9.9 million, respectively, or 0.91% and 0.91%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements and the discussion the discussion in this MD&A.

Other Real Estate Owned (“OREO”)

The Company maintains a valuation allowance on its other real estate owned. As with the allowance for loan losses, the valuation allowance on OREO is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows include the costs of selling or otherwise disposing of the asset.

In estimating the fair value of OREO, management must make significant assumptions regarding the timing and amount of cash flows. For example, in cases where the real estate acquired is undeveloped land, management must gather the best available evidence regarding the market value of the property, including appraisals, cost estimates of development and broker opinions. Due to the highly subjective nature of this evidence, as well as the limited market, long time periods involved and substantial risks, cash flow estimates are highly subjective and subject to change. Errors regarding any aspect of the costs or proceeds of developing, selling or otherwise disposing of foreclosed real estate could result in the allowance being inadequate to reduce carrying costs to fair value and may require an additional provision for valuation allowances.

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

Management periodically evaluates the ability of the Company to realize the value of its deferred tax assets. If management were to determine that it was not more likely than not that the Company would realize the full amount of the deferred tax assets, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

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

The Bank has increased assets primarily with organic loan growth. During the past five years the Bank’s loan portfolio has increased $341.8 million from $808.2 million at December 31, 2013 to $1,150.0 million at December 31, 2017. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing is also directed towards increasing its balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

2017 Operations Summary

Net income for year ended December 31, 2017 was $7.2 million or $1.56 per diluted share after the inclusion of the additional tax expense under the recently enacted Tax Cuts and Jobs Act and the expenses associated with the acquisition of County First Bank. The additional income tax and merger and acquisition costs of $724,000, net of tax, resulted in a reduction of earnings per share of approximately $0.75 per share for 2017. Net income for the year ended December 31, 2016 was $7.3 million or $1.59 per diluted share.

Income before taxes (pretax income) increased $619,000 or 18.3% to $4.0 million for the three months ended December 31, 2017 compared to $3.4 million for the three months ended December 31, 2016. The Company’s pretax returns on average assets and common stockholders’ equity for the fourth quarter of 2017 were 1.14% and 14.15%, respectively, compared to 1.04% and 12.84%, respectively, for the fourth quarter of 2016. The Company’s after-tax returns on average assets and common stockholders’ equity for the fourth quarter of 2017 were (0.13%) and (1.62%), respectively, compared to 0.62% and 7.68%, respectively, for the fourth quarter of 2016. Pretax income increased $4.6 million or 39.3% to $16.3 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016. The Company’s pretax returns on average assets and common stockholders’ equity for 2017 were 1.19% and 14.88%, respectively, compared to 0.96% and 11.36%, respectively, for 2016. The Company’s after-tax returns on average assets and common stockholders’ equity for 2017 were 0.52% and 6.55%, respectively, compared to 0.60% and 7.09%, respectively, for 2016.

On January 1, 2018, we completed the legal merger with County First Bank adding total assets of approximately $227 million, which included approximately $143 million in loans and $200 million in deposits. The acquisition should complement the Company’s strategy to enhance net interest income and remain focused on creating operating leverage by growing top line revenue faster than operating expenses. Acquired cash, securities and deposits positively impacted the Company’s liquidity. Cash and securities acquired of approximately $72 million will allow the Bank to pay down more costly wholesale funding in 2018. Approximately $160 million of the acquired deposits were stable low-cost transaction accounts that will fund planned loan growth in 2018. The closing of four of the five acquired branches this spring should begin to positively impact the Company’s operating expense run rate in the second half of 2018. The details of the transaction are more fully described below the 2017 Operations Summary.

Although the increased tax expense related to the deferred tax revaluation and merger and acquisition costs decreased net income, earnings per share and returns on average assets and common equity for the year, management believes the reduced federal income tax rate and the efficiencies from the County First acquisition will be accretive in 2018. The Company completed a very strong 2017 with operating net income 1 growing at a record pace for the Company. Operating earnings per share increased to $2.31 per share, an increase of $0.72 or 45% from $1.59 per share in 2016. Operating return on average assets and operating return on average common equity increased to 0.78% and 9.70%, respectively, compared to 0.60% and 7.09% in 2016.

1 The Company defines operating net income as net income before merger and acquisition costs and the deferred tax adjustment for Tax Cuts and Jobs Act. Operating earnings per share, operating return on average assets and operating return on average common equity is calculated using adjusted operating net income. See Non-GAAP reconciliation schedule that immediately follows: Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

We accomplished the increased profitability primarily by controlling expense growth and improving asset quality. The Company’s efficiency ratio2 averaged in the low 60s for the year ended December 31, 2017. The Company’s cost control efforts and continued asset growth continued to create operating leverage 3 in 2017.

Average loans increased $125.5 million or 12.7% from $988.3 million for the year ended December 31, 2016 to $1,113.8 million for the year ended December 31, 2017. Overall, end of period loan growth for 2017 of $61.1 million or 5.6% was lower than the Company’s planned 8% to 9% growth. The Company’s two largest portfolios, commercial real estate and residential rentals grew $60.2 million or 9.0% to $727.3 million and $8.3 million or 8.2% to $110.2 million, respectively, for the year ended December 31, 2017. Other portfolios decreased a net of $7.5 million or 2.3% to $312.5 million. The decrease in other portfolios included a $630,000 decrease in the residential first mortgage portfolio to $170.4 million and a $9.1 million decrease in the construction and land development to $27.9 million. During 2017, management directed its focus to higher yielding commercial real estate and construction loans and deemphasized residential first mortgage lending.

Deposits increased by 6.5%, or $67.4 million, to $1,106.2 million at December 31, 2017 compared to $1,038.8 million at December 31, 2016. During 2017, balance sheet growth was balanced, with deposit growth of $67.4 million slightly exceeding loan growth of $61.1 million. Retail deposits, which include all deposits except traditional brokered deposits, increased a total of $79.4 million, comprised of increases in transaction accounts of $48.6 million and time deposits of $30.8 million. These retail increases to deposits were partially offset by a decrease to brokered deposits of $12.0 million.

Acquisition of County First Bank

On January 1, 2018, the Company completed its previously announced merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (i) $1.00 in cash consideration (the “Cash Consideration”) plus (ii) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of approximately 919,000 shares of the Company’s common stock and approximately $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock on December 28, 2017, the transaction value was approximately $37.7 million.

The County First Bank acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First Bank, as of January 1, 2018, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First Bank's net assets will be allocated to goodwill. At December 31, 2017, County First had total assets of approximately $227 million, total loans of $143 million and total deposits of $200 million. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank intends to keep the La Plata branch open and consolidate the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018. The calculations to determine fair values were not complete at the time of filing of the 2017 Annual Report on Form 10-K. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

Merger related costs, which included mainly professional fees and investment banking costs, for the year ended December 31, 2017 were $829,000.

2 Efficiency Ratio - noninterest expense divided by the sum of net interest income and noninterest income.

3 Operating leverage occurs when the Company increases its assets, and by extension its net interest income, while limiting increases in noninterest expense. In order for this to be effective, the Company must simultaneously pursue the following: increase the asset size while maintaining asset quality, increase funding at an economically viable cost, and control noninterest expense growth.

2016 Operations Summary

During 2016, the Company planned to increase the loan portfolio by at least 10% and control expenses. Due to the low interest rate environment for most of 2016, and its effect on net interest margin, the Company continued restructuring of operations to reduce costs. In the first quarter of 2016, the Company completed a redesign of the branch system. This redesign, combined with the closure of the King George facility allowed the Company to reduce branch employees by 15% from 73 at March 31, 2015 to 62 at March 31, 2016. The Company focused on reducing other expenses by streamlining internal processes and FTEs as well as by reviewing vendor relationships. The Company’s cost control efforts and continued asset growth created operating leverage 4 and increased its earnings per share, return on average assets and return on equity.

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

Economy

The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to faster economic growth in our market and lower unemployment compared to the nation as a whole. In addition, the Bank’s entry into the greater Annapolis and Fredericksburg markets has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth.

In 2017, the national economy continued to improve throughout the year. The economy (GDP) grew 2.30% in 2017, an increase from 1.50% GDP growth in 2016. Consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets. The Mid-Atlantic region in which the Company operates continued to experience continued improved regional economic performance. The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health.

The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Calvert County is home to the Dominion Power Cove Point Liquid Natural Gas Terminal, which is one of the nation’s largest liquefied natural gas terminals and Dominion Power is currently constructing liquefaction facilities for exporting liquefied natural gas. Based on information from the U.S. Bureau of Labor Statistics, unemployment rates and household income in the Company’s footprint have historically performed better than the national average. According to SNL Financial, the median household income in our market area is $97,000 compared to $61,000 for the United States. According to SNL Financial, the Bank’s market areas have strong demographics with below average unemployment rates. The Bank’s primary market areas have unemployment rates below 3.6% with projected population growth in excess of 4.25% over the next five years.

The greater Fredericksburg area, the Bank’s newest area of expansion (2013), continued to experience economic growth. According to the Fredericksburg Regional Alliance, the Fredericksburg Region, including the City of Fredericksburg and the counties of Caroline, King George, Spotsylvania, and Stafford, Virginia, has been the fastest growing region in the Commonwealth of Virginia for the last five years.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Earnings Summary

Net income for year ended December 31, 2017 was $7.2 million or $1.56 per diluted share after the inclusion of the additional tax expense of $2.7million under the recently enacted Tax Cuts and Jobs Act and merger and acquisition costs of $724,000, net of tax, associated with the acquisition of County First Bank. The combined impact of the deferred tax adjustment and merger and acquisition costs, resulted in a reduction of earnings per share of approximately $0.75 per share for 2017. Net income for the year ended December 31, 2016 was $7.3 million or $1.59 per diluted share. The Company’s after-tax returns on average assets and common stockholders’ equity for 2017 were 0.52% and 6.55%, respectively, compared to 0.60% and 7.09%, respectively, for 2016.

Although the increased tax expense related to the deferred tax revaluation and merger and acquisition costs decreased net income, earnings per share and returns on average assets and common equity for the year ended December 31, 2017, the Company believes the reduced federal income tax rate and the efficiencies from the County First acquisition will be accretive in 2018.

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

The Company completed a very strong 2017 with pretax net income growing at a record pace. Income before taxes (pretax net income) increased $4.6 million or 39.3% to $16.3 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016. The Company’s pretax returns on average assets and common stockholders’ equity for 2017 were 1.19% and 14.88%, respectively, compared to 0.96% and 11.36%, respectively, for 2016.

▪	The increase in operating income and operating leverage in 2017 was primarily due to the following:

•	Net interest income was $43.4 million in 2017, an increase of $3.5 million, or 8.7%, compared to 2016.

o	Interest income increased $5.5 million. The increase was driven by increased average interest-earning assets including increased average loan balances. The Bank increased average net loan balances $125.5 million to $1,113.8 million in 2017 from $988.3 million in 2016. The effect of loan volume on interest income was partially offset by yield declines.

o	Interest expense increased $2.0 million which partially offset increased interest income. The primary reason for the increase in interest expense was larger average interest-bearing liability balances and an increase in the cost of wholesale and time-based funding.

▪	The average balances of interest-bearing liabilities increased $127.7 million to $1,102.1 million in 2017 from $974.4 million for 2016.

▪	The Company’s cost of funds, which includes noninterest-bearing funding, increased by eight basis points from the 2016 comparable period to 0.81% for the year ended December 31, 2017.

Wholesale and time-based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the year ended December 31, 2016, interest rates in 2017 increased by 14 basis points to 1.00% on certificates of deposit, while interest-bearing transactional deposits increased by five basis points to 0.32%. Federal Home Loan Bank (“FHLB”) short-term borrowings increased by 66 basis points to 1.15% for the year ended December 31, 2017 compared to 0.49% for the year ended December 31, 2016. The Company’s increases in transaction deposits during the last twelve months have decreased downward pressure on net interest margin. The ability to increase transaction deposits faster than wholesale funding could mitigate possible downward pressure on net interest margin in a rising rate environment.

•	The Company controlled expense growth. Noninterest expense increased $938,000, or 3.2%, to $30.1 million for the year ended December 31, 2016 compared to $29.2 million the prior year. Merger and acquisition costs (M&A costs) of $829,000 were incurred in 2017. These costs were not incurred in 2016 and excluding M&A costs in 2017, noninterest expense was $29.3 million, an increase of $109,000, or 0.37%, compared to 2016.

During 2017 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) compared to the prior year to 1.89% and 63.40%, respectively for the year ended December 31, 2017 from 2.10% and 67.40%, respectively for the year ended December 31, 2016.

•	The Company’s continued improvement in asset quality as well as slower 2017 loan growth, have positively impacted pretax earnings. The Company’s improving credit metrics have partially offset the provisioning required to provide for loan growth. The provision for loan losses decreased $1.3 million, or 57.2%, to $1.0 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2017.

Overall credit metrics improved during 2017; this improvement with more modest loan growth of 5.6% (compared to 18.5% in 2016) kept the loan loss provision below the prior year. Net charge-offs of 0.03% of average loans were the lowest since before the financial crisis (2007 was 0.04%). Nonaccrual loans and OREO decreased $2.2 million to $14.0 million from $16.2 million at December 31, 2016; this is a reduction from 1.21% of assets at December 31, 2016 to 1.00% of assets at December 31, 2017. Although the overall credit trend was positive, the third and fourth quarter of 2017 saw increases to substandard and special mention loans and delinquency. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors, such as concentration to capital factors and increased classified assets. Management believes that the allowance is adequate.

A more detailed analysis comparing the results of operations for the years ended December 31, 2017 and 2016 follows.

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

Net interest income increased 8.7% or $3.5 million to $43.4 million for the year ended December 31, 2017 compared to $39.9 million for the year ended December 31, 2016. Net interest margin at 3.37% for the year ended December 31, 2017 decreased 11 basis points from 3.48% for the year ended December 31, 2016. Average interest-earning assets were $1,288.8 million for the full year of 2017, an increase of $143.3 million, or 12.5%, compared to $1,145.5 million for the full year of 2016.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$49,611	$44,919	$4,692	10.4%
Taxable interest and dividends on investment securities	3,906	3,108	798	25.7%
Interest on deposits with banks	53	20	33	165.0%
Total Interest and Dividend Income	53,570	48,047	5,523	11.5%

Interest Expenses
Deposits	5,946	4,695	1,251	26.6%
Short-term borrowings	1,057	196	861	439.3%
Long-term debt	3,179	3,251	(72)	(2.2)%
Total Interest Expenses	10,182	8,142	2,040	25.1%

Net Interest Income (NII)	$43,388	$39,905	$3,483	8.7%

Net interest income increased during 2017 compared to the prior year as the positive impacts of average interest-earning asset growth and increased investment yields outpaced the negative impacts of declining loan yields, increasing funding costs and growth in the average balances of interest-bearing liabilities.

The net interest margin was 3.37% for the year ended December 31, 2017, an 11 basis point decrease from 3.48% for the year ended December 31, 2016. The decrease in net interest margin was largely the result of an increase in the cost of funding (eight basis points) and a decrease in interest-earning asset yields (three basis points). Net interest margin declined during the year ended December 31, 2017, primarily due to reduced yields on loans and an increase in cost of funds. Yields on the loan portfolio decreased from 4.55% for the year ended December 31, 2016 to 4.45% for year ended December 31, 2017. Yields were reduced compared to the prior year due primarily to the Bank’s increased investment in residential mortgages during 2016, competition for commercial real estate loans and other commercial loans and the timing of scheduled repricing of the Bank’s loan portfolios.

An increase in the cost of funds impacted net interest margin for the comparable periods. The cost of funds increased eight basis points to 0.81% for the year ended December 31, 2017 compared to 0.73% for the year ended December 31, 2016. The Company continued to control deposit costs by increasing transaction deposits as a percentage of overall deposits. Average transaction deposits, which include savings, money market, interest-bearing demand and noninterest bearing demand accounts, for the years ended December 31, 2017 increased $56.0 million, or 9.8%, to $627.6 million compared to $571.6 million for the comparable period in 2016. Average transaction accounts as a percentage of total deposits remained stable at 58.3% for the year ended December 31, 2016 compared to 58.6% for the years ended December 31, 2017. The increase in average transaction deposits included growth in noninterest bearing demand deposits of $12.1 million, or 8.5%, from $142.1 million for the year ended December 31, 2016 to $154.2 million for the year ended December 31, 2017.

Interest and dividend income increased by $5.5 million to $53.5 million for the year ended December 31, 2017 compared to $48.0 million for the year ended December 31, 2016, primarily due to growth in the average balance of loans and investments. Interest and dividend income also increased due to increased investment yields. Interest and dividend income on loans increased $5.6 million due to growth of $125.5 million, or 12.7%, in the average balance of loans from $988.3 million for the year ended December 31, 2016 to $1,113.8 million for the year ended December 31, 2017. Interest and dividend income on investments increased $831,000 during 2017 compared to the prior year as average interest-earning investment balances increased $17.9 million and average yields increased from 1.99% to 2.26%. These increases to interest and dividend income were partially offset by decreased income from reduced yields on loans. Average loan yields declined 10 basis points from 4.55% for the year ended December 31, 2016 to 4.45% for the year ended December 31, 2017, which resulted in a decrease in interest and dividend income of $899,000.

Interest expense increased $2.0 million to $10.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in the average balances of interest-bearing liabilities and increased funding costs between the comparable periods. During the year ended December 31, 2017, interest expense increased $1.0 million due to larger average balances of interest-bearing transaction deposit accounts, time deposits and short-term FHLB borrowings compared to the year ended December 31, 2016. Additionally, interest expense increased $1.1 million due to increased rates on interest-bearing deposit accounts, short-term borrowings and junior subordinated debentures (“TRUPS”). These increases to interest expense were partially offset by a reduction in interest expense for long-term debt of $143,000 due to a $1.8 million decrease in average long-term debt balances to $58.7 million and a lower average interest rate of 2.24%.

As a result of an increase in average short-term borrowings, the average rate paid on debt, which includes long-term debt, TRUPS, subordinated notes, and short-term borrowings, decreased from 2.55% for the year ended December 31, 2016 to 2.28% for the year ended December 31, 2017.

Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below. The table below presents information on average balances and rates for deposits.

	For the Years Ended December 31,
	2017		2016
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$53,560	0.05%	$48,878	0.08%
Interest-bearing demand and money market accounts	419,817	0.35%	380,592	0.30%
Certificates of deposit	443,181	1.00%	409,621	0.86%
Total interest-bearing deposits	916,558	0.65%	839,091	0.56%
Noninterest-bearing demand deposits	154,225		142,116
	$1,070,783	0.56%	$981,207	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods.

	For the Years Ended December 31,
	2017			2016
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$916,558	0.65%	72.96%	$839,091	0.56%	75.15%
Debt	185,501	2.28%	14.77%	135,305	2.55%	12.12%
Total interest-bearing Liabilities	1,102,059	0.92%	87.72%	974,396	0.84%	87.27%
Noninterest-bearing demand deposits	154,225		12.28%	142,116		12.73%
Total funds	$1,256,284	0.81%	100.00%	$1,116,512	0.73%	100.00%

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

For the Year Ended December 31, 2017

compared to the Year Ended

December 31, 2016

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$5,591	$(899)	$4,692
Investment securities, federal funds sold and interest bearing deposits	404	427	831
Total interest-earning assets	$5,995	$(472)	$5,523

Interest-bearing liabilities:
Savings	2	(14)	(12)
Interest-bearing demand and money market accounts	138	215	353
Certificates of deposit	336	574	910
Long-term debt	(40)	(103)	(143)
Short-term borrowings	599	262	861
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	71	71
Total interest-bearing liabilities	$1,035	$1,005	$2,040
Net change in net interest income	$4,960	$(1,477)	$3,483

(1) Average balance includes non-accrual loans

	For the Years Ended December 31,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$699,349	$30,897	4.42%	$602,648	$27,110	4.50%
Residential first mortgages	176,186	6,636	3.77%	151,366	6,041	3.99%
Residential rentals	106,000	4,897	4.62%	96,611	4,530	4.69%
Construction and land development	33,798	1,677	4.96%	36,938	1,693	4.58%
Home equity and second mortgages	21,515	943	4.38%	21,781	889	4.08%
Commercial and equipment loans	86,871	4,524	5.21%	87,705	4,622	5.27%
Consumer loans	477	37	7.76%	397	34	8.56%
Allowance for loan losses	(10,374)	-	0.00%	(9,157)	-	0.00%
Loan portfolio (1)	1,113,822	49,611	4.45%	988,289	44,919	4.55%
Investment securities, federal funds sold and interest-bearing deposits	175,027	3,959	2.26%	157,173	3,128	1.99%
Total Interest-Earning Assets	1,288,849	53,570	4.16%	1,145,462	48,047	4.19%
Cash and cash equivalents	15,012			11,858
Other assets	73,122			72,151
Total Assets	$1,376,983			$1,229,471

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$53,560	$27	0.05%	$48,878	$39	0.08%
Interest-bearing demand and money market accounts	419,817	1,481	0.35%	380,592	1,128	0.30%
Certificates of deposit	443,181	4,438	1.00%	409,621	3,528	0.86%
Long-term debt	58,704	1,313	2.24%	60,503	1,456	2.41%
Short-term borrowings	91,797	1,057	1.15%	39,802	196	0.49%
Subordinated Notes	23,000	1,438	6.25%	23,000	1,438	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	428	3.57%	12,000	357	2.98%

Total Interest-Bearing Liabilities	1,102,059	10,182	0.92%	974,396	8,142	0.84%
Noninterest-bearing demand deposits	154,225			142,116
Other liabilities	10,720			9,562
Stockholders' equity	109,979			103,397
Total Liabilities and Stockholders' Equity	$1,376,983			$1,229,471

Net interest income		$43,388			$39,905
Interest rate spread			3.24%			3.35%
Net yield on interest-earning assets			3.37%			3.48%
Ratio of average interest-earning assets to average interest bearing liabilities			116.95%			117.56%
Cost of funds			0.81%			0.73%
Cost of deposits			0.56%			0.48%
Cost of debt			2.28%			2.55%

(1) Average balance includes non-accrual loans

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Provision for loan losses	$1,010	$2,359	$(1,349)	(57.2)%

The provision for loan losses decreased $1.3 million to $1.0 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2016. The Company’s continued improvement in asset quality as well as slower 2017 loan growth required lower provisioning compared to 2016. During the year ended December 31, 2017, end of period gross loans increased $61.1 million, or 5.6%, to $1,150.0 million compared to an increase of $170.1 million, or 18.5%, to $1,089.0 million at December 31, 2016. Net charge-offs decreased $684,000 from $1.0 million for the year ended December 31, 2016 to $355,000 for the year ended December 31, 2017. Net charge-offs of 0.03% of average loans were the lowest since before the financial crisis (2007 was 0.04%). Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors, such as concentration to capital factors and increased classified assets. Overall, these changes resulted in a lower provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs or additions to OREO. Management believes that the allowance is adequate.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$157	$289	$(132)	(45.7)%
Gain on sale of assets	47	12	35	291.7%
Net gains (losses) on sale of OREO	43	(436)	479	(109.9)%
Net gains on sale of investment securities	175	31	144	464.5%
Income from bank owned life insurance	773	789	(16)	(2.0)%
Service charges	2,595	2,675	(80)	(3.0)%
Gain on sale of loans held for sale	294	-	294	n/a
Total Noninterest Income	$4,084	$3,360	$724	21.5%

Noninterest income increased by $724,000 to $4.1 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016. The increase in income for the year was principally due to OREO losses recognized in 2016 not recognized in 2017 and gains on loans held for sale in 2017 and investment gains, partially offset by a small reduction in service charge income. The Company sold the guaranteed portion of a U.S. Small Business Administration Loan for proceeds of $2.8 million and recognized a gain of $294,000 during the third quarter of 2017.

The Company disposed of five residential properties and multiple residential lots for proceeds of $1.5 million and a gain of $43,000 for the year ended December 31, 2017. The Company recognized net losses on OREO disposals of $436,000 for the year ended December 31, 2016. Disposals consisted of properties with the following carrying values; $337,000 for seven residential lots, $584,000 for four residential properties, $501,000 for two commercial properties, $138,000 for a commercial lot and $2.2 million for an apartment and condominium property.

During the year ended December 31, 2017 the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively. During the year ended December 31, 2016 the Company recognized net gains on the sale of securities of $31,000. The Company sold five AFS securities with aggregate carrying values of $6.5 million and one HTM security with a carrying value of $698,000, recognizing gains of $23,000 and $8,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$16,758	$16,810	$(52)	(0.3)%
Occupancy expense	2,632	2,488	144	5.8%
Advertising	543	647	(104)	(16.1)%
Data processing expense	2,354	2,267	87	3.8%
Professional fees	1,662	1,568	94	6.0%
Merger and acquisition costs	829	-	829	n/a
Depreciation of premises and equipment	786	812	(26)	(3.2)%
Telephone communications	191	174	17	9.8%
Office supplies	119	136	(17)	(12.5)%
FDIC Insurance	638	739	(101)	(13.7)%
OREO valuation allowance and expenses	746	861	(115)	(13.4)%
Other	2,839	2,657	182	6.8%
Total Noninterest Expense	$30,097	$29,159	$938	3.2%

	Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$16,758	$16,810	$(52)	(0.3)%
OREO valuation allowance and expenses	746	861	(115)	(13.4)%
Merger and acquisition costs	829	-	829	n/a
Operating expenses	11,764	11,488	276	2.4%
Total Noninterest Expense	$30,097	$29,159	$938	3.2%

Noninterest expense averaged just below $7.3 million per quarter during 2016. During 2016, the Company focused on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. These efforts resulted in a reduction in nine FTEs, from 171 employees to 162 employees, during the year ended December 31, 2016. The Company’s strategy to create operating leverage through continued asset growth combined with controlling the growth in expenses continued during 2017.

For the year ended December 31, 2017, noninterest expense increased 3.2%, or $938,000, to $30.1 million from $29.2 million for the comparable period in 2016. Noninterest expense averaged $7.5 million per quarter during 2017. Merger and acquisition costs (M&A costs) of $829,000 were incurred in 2017. These costs were not incurred in 2016 and excluding M&A costs in 2017, noninterest expense was $29.3 million, an increase of $109,000, or 0.37%, compared to 2016. The Company controlled growth in 2017 in salary and employee benefits, reducing expense $52,000 or 0.3%, compared to the same period in the prior year. The Company’s 2016 total growth in salary and employee benefit costs was 2.7% or $444,000. Other operating expenses increased $276,000 or 2.4% in 2017 compared to $495,000 or 4.5% in 2016. The moderate increase in operating expenses for both years was primarily due to the increased asset size of the Bank, and included the addition of new products and services for commercial customers, increased costs of proxy related activities and the Bank’s increased investment in risk management, including cyber-security and internal audit functions.

The Company’s efficiency ratio for the year ended December 31, 2017 and 2016 was 63.40% and 67.40%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the year ended December 31, 2017 and 2016 was 1.89% and 2.10%, respectively.

Income Tax Expense

For the years ended December 31, 2017 and 2016, the Company recorded income tax expense of $9.2 million and $4.4 million, respectively. The Company’s 2017 income tax expense increased $2.7 million from the revaluation of deferred tax assets because of the reduction in the corporate income tax rate under the enacted Tax Cuts and Jobs Act which was enacted on December 22, 2017. In addition, income tax expense was impacted by non-deductible facilitative merger and acquisition costs of $724,000. The Company’s effective tax rates for the years ended December 31, 2017 and 2016 were 55.95% and 37.59%, respectively. The increase in the effective tax rate was primarily the result of the revaluation of deferred tax assets. In addition, the Company’s federal tax rate increased from 34% in 2016 to 35% in 2017. An increase in non-deductible expenses and tax-exempt income being relatively lower to total income for 2017 compared to 2016 also slightly increased the effective tax rate. See Note 12 for additional information.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

	For the Years Ended December 31,
	2016		2015
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$48,878	0.08%	$44,963	0.10%
Interest-bearing demand and money market accounts	380,592	0.30%	322,717	0.28%
Certificates of deposit	409,621	0.86%	378,179	0.85%
Total interest-bearing deposits	839,091	0.56%	745,859	0.56%
Noninterest-bearing demand deposits	142,116		120,527
	$981,207	0.48%	$866,386	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods.

	For the Years Ended December 31,
	2016			2015
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$839,091	0.56%	75.15%	$745,859	0.56%	75.99%
Debt	135,305	2.55%	12.12%	115,119	2.77%	11.73%
Total interest-bearing Liabilities	974,396	0.84%	87.27%	860,978	0.85%	87.72%
Noninterest-bearing demand deposits	142,116		12.73%	120,527		12.28%
Total funds	$1,116,512	0.73%	100.00%	$981,505	0.75%	100.00%

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

For the Year Ended December 31, 2016

compared to the Year Ended

December 31, 2015

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$5,186	$(1,653)	$3,533
Investment securities, federal funds sold and interest-bearing deposits	357	284	641
Total interest-earning assets	$5,543	$(1,369)	$4,174

Interest-bearing liabilities:
Savings	3	(9)	(6)
Interest-bearing demand and money market accounts	172	52	224
Certificates of deposit	271	54	325
Long-term debt	(203)	102	(101)
Short-term borrowings	130	29	159
Subordinated notes	142	6	148
Guaranteed preferred beneficial interest in junior subordinated debentures	-	48	48
Total interest-bearing liabilities	$515	$282	$797
Net change in net interest income	$5,028	$(1,651)	$3,377

(1) Average balance includes non-accrual loans

	For the Years Ended December 31,
		2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Interest-earning assets:
Commercial real estate	$602,648	$27,110	4.50%	$518,329	$24,053	4.64%
Residential first mortgages	151,366	6,041	3.99%	134,728	5,861	4.35%
Residential rentals	96,611	4,530	4.69%	88,251	4,084	4.63%
Construction and land development	36,938	1,693	4.58%	37,665	1,879	4.99%
Home equity and second mortgages	21,781	889	4.08%	21,332	872	4.09%
Commercial and equipment loans	87,705	4,622	5.27%	81,957	4,596	5.61%
Consumer loans	397	34	8.56%	465	41	8.82%
Allowance for loan losses	(9,157)	-	0.00%	(8,541)	-	0.00%
Loan portfolio (1)	988,289	44,919	4.55%	874,186	41,386	4.73%
Investment securities, federal funds sold and interest-bearing deposits	157,173	3,128	1.99%	139,256	2,487	1.79%
Total Interest-Earning Assets	1,145,462	48,047	4.19%	1,013,442	43,873	4.33%
Cash and cash equivalents	11,858			12,192
Other assets	72,151			67,272
Total Assets	$1,229,471			$1,092,906

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$48,878	$39	0.08%	$44,963	$45	0.10%
Interest-bearing demand and money market accounts	380,592	1,128	0.30%	322,717	904	0.28%
Certificates of deposit	409,621	3,528	0.86%	378,179	3,203	0.85%
Long-term debt	60,503	1,456	2.41%	68,924	1,557	2.26%
Short-term borrowings	39,802	196	0.49%	13,463	37	0.27%
Subordinated Notes	23,000	1,438	6.25%	20,732	1,290	6.22%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	357	2.98%	12,000	309	2.58%

Total Interest-Bearing Liabilities	974,396	8,142	0.84%	860,978	7,345	0.85%
Noninterest-bearing demand deposits	142,116			120,527
Other liabilities	9,562			9,244
Stockholders' equity	103,397			102,157
Total Liabilities and Stockholders' Equity	$1,229,471			$1,092,906
Net interest income		$39,905			$36,528
Interest rate spread			3.35%			3.48%
Net yield on interest-earning assets			3.48%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities			117.56%			117.71%
Cost of funds			0.73%			0.75%
Cost of deposits			0.48%			0.48%
Cost of debt			2.55%			2.77%

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

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$16,810	$16,366	$444	2.7%
Occupancy expense	2,488	2,427	61	2.5%
Advertising	647	583	64	11.0%
Data processing expense	2,267	2,044	223	10.9%
Professional fees	1,568	1,323	245	18.5%
Depreciation of premises and equipment	812	810	2	0.2%
Telephone communications	174	188	(14)	(7.4)%
Office supplies	136	157	(21)	(13.4)%
FDIC Insurance	739	799	(60)	(7.5)%
OREO valuation allowance and expenses	861	1,059	(198)	(18.7)%
Other	2,657	2,662	(5)	(0.2)%
Total Noninterest Expense	$29,159	$28,418	$741	2.6%

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salary and employee benefits	$16,810	$16,366	$444	2.7%
OREO valuation allowance and expenses	861	1,059	(198)	(18.7)%
Operating expenses	11,488	10,993	495	4.5%
Total Noninterest Expense	$29,159	$28,418	$741	2.6%

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

The Company’s 2016 total growth in salary and employee benefit costs was 2.7% or $444,000 compared to 3.2% or $515,000 of growth during 2015. Salary and employee benefit costs have increased from the comparable period as incentive compensation has increased due to interest-earning asset growth as well as higher self-insured health insurance claims. The Company has controlled the growth of salary and benefit costs by restructuring our branch organization and better aligning incentives with Company performance. These efforts resulted in a reduction in nine FTEs from 171 employees at December 31, 2015 to 162 employees at December 31, 2016.

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

COMPARISON OF FINANCIAL CONDITON AT DECEMBER 31, 2017 AND 2016

Assets

Total assets at December 31, 2017 were $1.40 billion, an increase of $71.7 million or 5.4%, compared to total assets of $1.33 billion at December 31, 2016. The increase in total assets was primarily attributable to growth in loans. Net loans increased $61.1 million, or 5.7%, from $1,079.5 million at December 31, 2016 to $1,140.6 million at December 31, 2017, principally due to increases in the commercial real estate and residential rentals portfolios. The increase in total assets was primarily attributable to growth in cash, securities and loans.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change

Cash and due from banks	$13,315	$9,948	$3,367	33.8%
Interest-bearing deposits with banks	2,102	1,315	787	59.8%
Securities available for sale (AFS), at fair value	68,285	53,033	15,252	28.8%
Securities held to maturity (HTM), at amortized cost	99,246	109,247	(10,001)	(9.2)%
FHLB stock - at cost	7,276	7,235	41	0.6%
Loans receivable - net of ALLL	1,140,615	1,079,519	61,096	5.7%
Premises and equipment, net	21,391	22,205	(814)	(3.7)%
Premises and equipment held for sale	-	345	(345)	(100.0)%
Other real estate owned (OREO)	9,341	7,763	1,578	20.3%
Accrued interest receivable	4,511	3,979	532	13.4%
Investment in bank owned life insurance	29,398	28,625	773	2.7%
Other assets	10,481	11,043	(562)	(5.1)%
Total Assets	$1,405,961	$1,334,257	$71,704	5.4%

The differences in allocations between the cash and investment categories reflect operational needs. Details of the Company’s loan portfolio are presented below:

(dollars in thousands)	December 31, 2017%		December 31, 2016%		$ Change	% Change

Commercial real estate	$727,314	63.25%	$667,105	61.25%	$60,209	9.0%
Residential first mortgages	170,374	14.81%	171,004	15.70%	(630)	(0.4)%
Residential rentals	110,228	9.58%	101,897	9.36%	8,331	8.2%
Construction and land development	27,871	2.42%	36,934	3.39%	(9,063)	(24.5)%
Home equity and second mortgages	21,351	1.86%	21,399	1.97%	(48)	(0.2)%
Commercial loans	56,417	4.91%	50,484	4.64%	5,933	11.8%
Consumer loans	573	0.05%	422	0.04%	151	35.8%
Commercial equipment	35,916	3.12%	39,737	3.65%	(3,821)	(9.6)%
	1,150,044	100.00%	1,088,982	100.00%	61,062	5.6%
Less:
Deferred loan fees and premiums	(1,086)	-0.09%	(397)	-0.04%	(689)	173.6%
Allowance for loan losses	10,515	0.91%	9,860	0.91%	655	6.6%
	9,429		9,463		(34)	(0.4)%
	$1,140,615		$1,079,519		$61,096	5.7%

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

Asset Quality

(dollars in thousands, except per share amounts)	December 31, 2017	December 31, 2016	$ Change	% Change

SELECTED ASSET QUALITY DATA
Gross loans	$1,150,044	$1,088,982	$61,062	5.6%
Classified assets	50,298	39,246	11,052	28.2
Allowance for loan losses	10,515	9,860	655	6.6
Nonperforming loans (>=90 Days) (1)	2,483	7,705	(5,222)	(67.8)

Non-accrual loans (2)	4,693	8,374	(3,681)	(44.0)
Accruing troubled debt restructures (TDRs) (3)	10,021	10,448	(427)	(4.1)
Other Real Estate Owned (OREO)	9,341	7,763	1,578	20.3
Non-accrual loans, OREO and TDRs	$24,055	$26,585	(2,530)	(9.5)
SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	7.99%	8.41%
Classified assets to total assets	3.58	2.94
Classified assets to risk-based capital	32.14	26.13
Allowance for loan losses to total loans	0.91	0.91
Allowance for loan losses to nonperforming loans	423.48	127.97
Net charge-offs to avg. outstanding loans	0.03	0.11
Nonperforming loans to total loans	0.22	0.71
Non-accrual loans to total loans	0.41	0.77
Non-accrual loans and TDRs to total loans	1.28	1.73
Non-accrual loans and OREO to total assets	1.00	1.21
Non-accrual loans, OREO and TDRs to total assets	1.71	1.99

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

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company. Because of these efforts, non-accrual loans and OREO to total assets have decreased from 1.83% at December 31, 2015, to 1.21% at December 31, 2016, and to 1.00% at December 31, 2017. Non-accrual loans, OREO and TDRs to total assets decreased from 2.98% at December 31, 2015, to 1.99%, at December 31, 2016, and to 1.71% at December 31, 2017. Classified assets increased $9.8 million from $30.6 million at December 31, 2016 to $40.4 million at December 31, 2017. The net increase was primarily due to two customer relationships that that are well-secured by commercial real estate that were downgraded to substandard in the third quarter ($4.9 million) and fourth quarter ($10.4 million) of 2017. There was no impairment on these relationships based on our analysis at December 31, 2017.

Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2017, 2016, 2015, 2014 and 2013, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Classified loans
Substandard	$40,306	$30,463	$31,943	$46,735	$47,645
Doubtful	-	137	861	-	-
Loss	-	-	-	-	-
Total classified loans	40,306	30,600	32,804	46,735	47,645
Special mention loans	96	-	1,642	5,460	9,246
Total classified and special mention loans	$40,402	$30,600	$34,446	$52,195	$56,891

Classified loans	40,306	30,600	32,804	46,735	47,645
Classified securities	651	883	1,093	1,404	2,438
Other real estate owned	9,341	7,763	9,449	5,883	6,797
Total classified assets	$50,298	$39,246	$43,346	$54,022	$56,880

Total classified assets as a percentage of total assets	3.58%	2.94%	3.79%	4.99%	5.56%
Total classified assets as a percentage of Risk Based Capital	32.14%	26.13%	30.19%	39.30%	43.11%

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.7 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $4.7 million or 0.41% of total loans at December 31, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building. At December 31, 2016, non-accrual loans of $8.4 million included 29 loans, of which $6.4 million, or 77% of represented 15 loans and six customer relationships. Non-accrual loans included one TDR totaling $769,000 at December 31, 2017 and six TDRs totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $3.0 million from $8.7 million, or 0.80% of loans, at December 31, 2016 to $11.7 million, or 1.02% of loans, at December 31, 2017.

TDRs decreased $4.3 million from $15.1 million at December 31, 2016 to $10.8 million at December 31, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

During the year ended December 31, 2016 the Company added one TDR loan totaling $196,000. TDR disposals, which included payoffs and refinancing for the year ended December 31, 2016 decreased by nine loans or $2.1 million. TDR loan principal curtailment was $1.6 million for the year ended December 31, 2016.

The following is a breakdown by loan classification of the Company’s TDRs at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,273	9	$9,587	8
Residential first mortgages	527	2	545	2
Residential rentals	221	1	227	1
Construction and land development	729	2	3,777	4
Commercial loans	4	1	872	5
Commercial equipment	36	1	113	2
Total TDRs	$10,790	16	$15,121	22
Less: TDRs included in non-accrual loans	(769)	(1)	(4,673)	(6)
Total accrual TDR loans	$10,021	15	$10,448	16

The OREO balance was $9.3 million at December 31, 2017, an increase of $1.5 million compared to $7.8 million at December 31, 2016. During the year ended December 31, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company disposed of five residential properties and multiple residential lots for proceeds of $1.5 million and a gain of $43,000 for the year ended December 31, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

Additions to the OREO valuation allowances of $600,000 and $574,000, respectively, were taken to adjust properties to current appraised values for the years ended December 31, 2017 and 2016. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

The allowance for loan losses was 0.91% of gross loans at December 31, 2017 and December 31, 2016. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors, such as concentration to capital factors and increased classified assets. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2017 and December 31, 2016, respectively:

(dollar in thousands)	December 31, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans

General Allowance	$9,491	0.82%	$8,571	0.79%
Specific Allowance	1,024	0.09%	1,289	0.12%
Total Allowance	$10,515	0.91%	$9,860	0.91%

The historical loss experience factor is tracked over various time horizons for each portfolio segment. The following table provides a five-year trend of net charge-offs as a percentage of average loans.

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Average loans	$1,113,822	$988,288	$874,186	$819,381	$741,369
Net charge-offs	355	1,039	1,374	2,309	1,049
Net charge-offs to average loans	0.03%	0.11%	0.16%	0.28%	0.14%

At December 31, 2017, 99.6%, or $162.3 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99.4%, or $156.9 million, at December 31, 2016. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the years ended December 31, 2017 and 2016, respectively. Classified securities decreased $232,000 from $883,000 at December 31, 2016 to $651,000 at December 31, 2017.

Gross unrealized losses on HTM and AFS securities decreased from $3.3 million at December 31, 2016 to $3.1 million at December 31, 2017 (see Note 5) in Consolidated Financial Statements). Gross unrealized losses at December 31, 2017 and 2016 for AFS securities were $1.7 million and $1.6 million, respectively, of amortized cost of $69.9 million and $54.6 million, respectively. Gross unrealized losses at December 31, 2017 and 2016 for HTM securities were $1.4 million and $1.7 million, respectively, of amortized cost of $99.2 million and $109.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest-bearing deposits	$159,844	$144,877	$14,967	10.3%
Interest-bearing deposits	946,393	893,948	52,445	5.9%
Total deposits	1,106,237	1,038,825	67,412	6.5%
Short-term borrowings	87,500	79,000	8,500	10.8%
Long-term debt	55,498	65,559	(10,061)	(15.3)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	11,769	11,447	322	2.8%
Total Liabilities	$1,296,004	$1,229,831	$66,173	5.4%

The following is a breakdown of the Company’s deposit portfolio at December 31, 2017 and December 31, 2016:

	December 31,
	2017		2016
(dollars in thousands)	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$159,844	14.45%	$144,877	13.95%	$14,967	10.3%
Interest-bearing:
Demand	215,447	19.48%	162,823	15.67%	52,624	32.3%
Money market deposits	226,351	20.46%	248,049	23.88%	(21,698)	(8.7)%
Savings	52,990	4.79%	50,284	4.84%	2,706	5.4%
Certificates of deposit	451,605	40.82%	432,792	41.66%	18,813	4.3%
Total interest-bearing	946,393	85.55%	893,948	86.05%	52,445	5.9%

Total Deposits	$1,106,237	100.00%	$1,038,825	100.00%	$67,412	6.5%

Transaction accounts	$654,632	59.18%	$606,033	58.34%	$48,599	8.0%

Deposits and Borrowings

Deposits increased by 6.5%, or $67.4 million, to $1,106.2 million at December 31, 2017 compared to $1,038.8 million at December 31, 2016. During 2017, balance sheet growth was balanced, with deposit growth of $67.4 million slightly exceeding loan growth of $61.1 million. Retail deposits, which include all deposits except traditional brokered deposits, increased a total of $79.4 million, comprised of increases in transaction accounts of $48.6 million and time deposits of $30.8 million. These retail increases to deposits were partially offset by a decrease to brokered deposits of $12.0 million. The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits at December 31, 2017 and December 31, 2016 were $119.0 million and $131.0 million, respectively. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits at December 31, 2017 and December 31, 2016 were $92.9 million and $70.7 million, respectively.

Long-term debt and short-term borrowings decreased $1.6 million from $144.6 million at December 31, 2016 to $143.0 million at December 31, 2017. During the year ended December 31, 2017, the Bank paid off $20.1 million of maturing long-term debt and added $10.0 million in fixed-rate advances maturing in 2018. During the year ended December 31, 2016, the Bank paid off $5.0 million of maturing long-term debt and added one $15.0 million fixed-rate advances maturing in 2018. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The more moderate interest-earning asset growth in 2017 compared to 2016, combined with increases in retail transaction and time deposits allowed the Bank to decrease wholesale funding during 2017. Wholesale funding decreased $13.7 million from $275.6 million or 20.65% of assets at December 31, 2016 to $261.9 million or 18.63% of assets at December 31, 2017.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2017 and 2016, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The following table sets forth information about long-term debt and short-term borrowings for the years indicated. Junior subordinated debentures of $12 million and subordinated notes of $23.0 million are not included in the table. For more information on borrowings, see Notes 11, 16 and 17 in the Consolidated Financial Statements.

	At or for the Year Ended December 31,
(dollars in thousands)	2017	2016	2015

Long-term debt
Long-term debt outstanding at end of period	$55,498	$65,559	$55,617
Weighted average rate on outstanding long-term debt	2.38%	2.27%	2.47%
Maximum outstanding long-term debt of any month end	65,554	65,593	74,668
Average outstanding long-term debt	58,704	60,503	68,924
Approximate average rate paid on long-term debt	2.24%	2.41%	2.26%

Short-term borrowings
Short-term borrowings outstanding at end of period	$87,500	$79,000	$36,000
Weighted average rate on short-term borrowings	1.34%	0.71%	0.38%
Maximum outstanding short-term borrowings at any month end	109,000	79,000	36,000
Average outstanding short-term borrowings	91,797	39,802	13,463
Approximate average rate paid on short-term borrowings	1.15%	0.49%	0.27%

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change

Common Stock at par of $0.01	$46	$46	$-	0.0%
Additional paid in capital	48,209	47,377	832	1.8%
Retained earnings	63,648	58,100	5,548	9.5%
Accumulated other comprehensive loss	(1,191)	(928)	(263)	28.3%
Unearned ESOP shares	(755)	(169)	(586)	346.7%
Total Stockholders' Equity	$109,957	$104,426	$5,531	5.3%

During the year ended December 31, 2017, stockholders’ equity increased $5.5 million to $110.0 million. The increase in stockholders’ equity was due to net income of $7.2 million, net stock related activities related to stock-based compensation of $670,000 and a net fair market value adjustment of $110,000 for leveraged ESOP shares. These increases to capital were partially offset by quarterly common dividends paid of $1.8 million, a current year increase in accumulated other comprehensive loss of $67,000 and the net increase in unearned ESOP shares of $586,000. During the year ended December 31, 2017, $237,000 or 10,157 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 23,503 shares of the Company’s common shares for $823,000 by the Employee Stock Ownership Plan (“ESOP”) during the third quarter of 2017. The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

Common stockholders' equity of $110.0 million at December 31, 2017 resulted in a book value of $23.65 per common share compared to $22.54 at December 31, 2016. The Company remains well-capitalized at December 31, 2017 with a Tier 1 capital to average assets ratio of 8.79%.

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

During the years ended December 31, 2017 and 2016, the Company performed ongoing assessments using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2017 and 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 18 of the Consolidated Financial Statements.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.

Based on management’s going concern evaluation, we believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern, within one year of the date of the issuance of the financial statements.

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

At December 31, 2017 and 2016, the Bank had $65.6 million and $67.0 million, respectively, in loan commitments outstanding. In addition, at December 31, 2017 and 2016, the Bank had $17.9 million and $17.7 million, respectively, in letters of credit and approximately $162.2 million and $135.3 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2017 and 2016 totaled $312.4 million or 69.2% and $306.1 million, or 70.7%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. The Bank’s principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. The amount of FHLB advances available to the Bank is limited to the lower of 30% of Bank assets or the amount supportable by eligible collateral including FHLB stock, loans and securities. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 11 in the Consolidated Financial Statements.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Comparison for the Years Ending December 31, 2017 and 2016

Cash and cash equivalents as of December 31, 2017 totaled $15.4 million, an increase of $4.1 million from the December 31, 2016 total of $11.3 million. Ending cash balances were stable compared to the prior year end as net cash provided by operating activities was similar and decreased cash used in investing activities in 2017 compared to 2016 nearly offset decreased cash provided by financing activities in 2017 compared to 2016. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2017, all financing activities provided $63.6 million in cash compared to $182.3 million in cash provided for the same period in 2016. The Company was provided $118.7 million less cash from financing activities compared to the prior year, primarily due to reduced deposit growth and slower growth in net borrowings. Net deposits increased $67.4 million in 2017 compared to $131.9 million in 2016. Long-term debt decreased a net of $10.1 million from $65.6 million at December 31, 2016 to $55.5 million at December 31, 2017 and provided $20.0 million less cash in 2017 compared to 2016. Short-term borrowings increased a net of $8.5 million from $79.0 million at December 31, 2016 to $87.5 million at December 31, 2017, but increased at a slower rate than 2016. Short-term borrowings provided $34.5 million less cash in 2017 compared to 2016. The Company was provided a net increase in cash of $297,000 for stock related activities in 2017 compared to 2016. Net cash provided in 2017 compared to 2016 from the exercise of stock options, no 2017 repurchases of common stock and a small decrease in common dividends paid on 2017 was partially offset by a net change in unearned ESOP shares due primarily to an increase in ESOP stock purchases in 2017.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2017, the level of net cash used in investing decreased to $69.6 million from $195.1 million in 2016. The decrease in cash used of $125.5 million was primarily the result of net decreases in cash used of $3.2 million for purchases of premises and equipment, $14.0 million from securities transactions and $112.1 million from loan activities. The Company purchased more premises and equipment in 2016 compared to the same period in 2017, mainly due to the construction of a new branch in downtown Fredericksburg, Virginia during the first half of 2016. 2015. The Company’s cash used decreased $14.0 million due to net purchases of securities of $5.6 million for the year ended December 31, 2017 compared to $19.6 million for the year ended December 31, 2016. Cash used decreased as principal received on loans in 2017 increased over the prior year comparable period. Principal collected on loans increased $25.7 million from $234.6 million for the year ended December 31, 2016 to $260.3 million for the year ended December 31, 2017. Additionally, cash used decreased for the funding of loans originated, which decreased $86.4 million from $411.6 for the year ended December 31, 2016 to $325.2 million for the year ended December 31, 2017. These reductions in the amount of cash used were partially offset by a decrease in cash provided of $3.8 million from the 2016 sales of the King George branch and OREO compared to less significant sales activity in 2017. Net cash provided decreased from $5.5 million for the year ended December 31, 2016 to $1.7 million for the year ended December 31, 2017

Operating activities provided cash of $10.1 million for the year ended December 31, 2017 compared to $12.9 million of cash provided for the same period of 2016.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over twelve-month and twenty-four month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2017 and 2016, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp

Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2017	(1.28)%	(0.54)%	(1.30)%

December 31, 2016	(2.19)%	(1.10)%	1.51%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp

Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2017	(13.15)%	(6.01)%	18.35%

December 31, 2016	(13.22)%	(5.64)%	0.63%

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

For the years ended December 31, 2017 and 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements. The following schedules provide detail of contractual obligations as of December 31, 2017 and 2016:

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2017 (In thousands)

Short-term debt obligations	$87,500	$87,500	$-	$-	$-
Long-term debt obligations	55,498	25,000	10,000	10,302	10,196
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	451,605	312,417	123,384	15,804	-
Operating lease obligations (1)	6,809	747	1,139	904	4,019
Purchase Obligations (2)	4,320	2,129	2,191	-	-
Total	$640,732	$427,793	$136,714	$27,010	$49,215

(1) Payments are for lease of real property.

(2) Represents payments under contract based on average monthly service charges for 2017.

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2016 (In thousands)

Short-term debt obligations	$79,000	$79,000	$-	$-	$-
Long-term debt obligations	65,559	20,000	25,000	10,000	10,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	432,792	306,089	111,395	15,308	-
Operating lease obligations (1)	7,622	739	1,377	1,049	4,457
Purchase Obligations (2)	6,459	2,092	4,367	-	-
Total	$626,432	$407,920	$142,139	$26,357	$50,016

(1) Payments are for lease of real property.

(2) Represents payments under contract based on average monthly service charges for 2016.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

THE COMMUNITY FINANCIAL CORPORATION

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL MEASURES

Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE(a)

The Company's management discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs, primarily the additional income tax expense from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the recently enacted Tax Cuts and Jobs Act, that are not considered part of recurring operations, such as “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	Years Ended
	December 31, 2017	December 31, 2016

GAAP Net (loss) income	$7,208	$7,331
Impact of Tax Cuts and Jobs Act	2,740	-
Merger and acquisition costs (net of tax)	724	-

Non-GAAP Operating Net income before merger and acquisition costs and deferred tax adjustment for Tax Cuts and Jobs Act	$10,672	$7,331

GAAP diluted EPS	$1.56	$1.59
Non-GAAP Operating diluted EPS before merger and acquisition costs and deferred tax adjustment for Tax Cuts and Jobs Act	$2.31	$1.59

GAAP ROAA	0.52%	0.60%
Non-GAAP Operating ROAA before merger and acquisition costs and deferred tax adjustment for Tax Cuts and Jobs Act	0.78%	0.60%

GAAP ROACE	6.55%	7.09%
Non-GAAP Operating ROACE before merger and acquisition costs and deferred tax adjustment for Tax Cuts and Jobs Act	9.70%	7.09%

Weighted average common shares outstanding:	4,629,228	4,599,502
Average Assets	$1,376,983	$1,229,470
Average Equity	109,979	103,397

(a) There were no merger and acquisition costs or deferred tax adjustments for the year ended December 31, 2016.

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

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the "Committee"), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management assessed the Company's system of internal control over financial reporting as of December 31, 2017. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The 2017 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 12, 2018	March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

The Community Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2016.

Baltimore, Maryland
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

The Community Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Community Financial Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of The Community Financial Corporation as of December 31, 2017 and 2016 and for each of the years in the two years ended December 31, 2017, and our report dated March 12, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Community Financial Corporation

Waldorf, Maryland

We have audited the consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows of The Community Financial Corporation (the “Company”) for the year ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
March 10, 2016

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$13,315	$9,948
Interest-bearing deposits with banks	2,102	1,315
Securities available for sale (AFS), at fair value	68,285	53,033
Securities held to maturity (HTM), at amortized cost	99,246	109,247
Federal Home Loan Bank (FHLB) stock - at cost	7,276	7,235
Loans receivable - net of allowance for loan losses of $10,515 and $9,860	1,140,615	1,079,519
Premises and equipment, net	21,391	22,205
Premises and equipment held for sale	-	345
Other real estate owned (OREO)	9,341	7,763
Accrued interest receivable	4,511	3,979
Investment in bank owned life insurance	29,398	28,625
Other assets	10,481	11,043
Total Assets	$1,405,961	$1,334,257

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing deposits	$159,844	$144,877
Interest-bearing deposits	946,393	893,948
Total deposits	1,106,237	1,038,825
Short-term borrowings	87,500	79,000
Long-term debt	55,498	65,559
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	11,769	11,447
Total Liabilities	1,296,004	1,229,831

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 4,649,658 and 4,633,868 shares, respectively	46	46
Additional paid in capital	48,209	47,377
Retained earnings	63,648	58,100
Accumulated other comprehensive loss	(1,191)	(928)
Unearned ESOP shares	(755)	(169)
Total Stockholders' Equity	109,957	104,426
Total Liabilities and Stockholders' Equity	$1,405,961	$1,334,257

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts )	2017	2016	2015
Interest and Dividend Income
Loans, including fees	$49,611	$44,919	$41,386
Interest and dividends on investment securities	3,906	3,108	2,473
Interest on deposits with banks	53	20	14
Total Interest and Dividend Income	53,570	48,047	43,873

Interest Expense
Deposits	5,946	4,695	4,152
Short-term borrowings	1,057	196	37
Long-term debt	3,179	3,251	3,156
Total Interest Expense	10,182	8,142	7,345

Net Interest Income	43,388	39,905	36,528
Provision for loan losses	1,010	2,359	1,433
Net Interest Income After Provision For Loan Losses	42,378	37,546	35,095

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	157	289	315
Gain on sale of assets	47	12	19
Net gains (losses) on sale of OREO	43	(436)	(20)
Net gains on sale of investment securities	175	31	4
Loss on premises and equipment held for sale	-	-	(426)
Income from bank owned life insurance	773	789	815
Service charges	2,595	2,675	2,488
Gain on sale of loans held for sale	294	-	104
Total Noninterest Income	4,084	3,360	3,299

Noninterest Expense
Salary and employee benefits	16,758	16,810	16,366
Occupancy expense	2,632	2,488	2,427
Advertising	543	647	583
Data processing expense	2,354	2,267	2,044
Professional fees	1,662	1,568	1,323
Merger and acquisition costs	829	-	-
Depreciation of premises and equipment	786	812	810
Telephone communications	191	174	188
Office supplies	119	136	157
FDIC Insurance	638	739	799
OREO valuation allowance and expenses	746	861	1,059
Other	2,839	2,657	2,662
Total Noninterest Expense	30,097	29,159	28,418
			9976
Income before income taxes	16,365	11,747	9,976
Income tax expense	9,157	4,416	3,633
Net Income	$7,208	$7,331	$6,343
Preferred stock dividends	-	-	23
Net Income Available to Common Stockholders	$7,208	$7,331	$6,320

Earnings Per Common Share
Basic	$1.56	$1.59	$1.36
Diluted	$1.56	$1.59	$1.35
Cash dividends paid per common share	$0.40	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Net Income	$7,208	$7,331	$6,343
Net unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(41), $(433) and $85, respectively	(62)	(662)	131
Reclassification adjustment for losses included in net income, net of tax benefit of $3, $7 and $2, respectively	(5)	(15)	(4)
Comprehensive Income	$7,141	$6,654	$6,470

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(continued)

					Accumulated
	SBLF		Additional		Other	Unearned
	Preferred	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2017	$-	$46	$47,377	$58,100	$(928)	$(169)	$104,426
Comprehensive Income
Net Income	-	-	-	7,208	-	-	7,208
Unrealized holding loss on investment securities net of tax of $44	-	-	-	-	(67)	-	(67)
Reclassification due to Accounting Standards Update (ASU 2018-02)	-	-	-	196	(196)	-	-
Total Comprehensive Income							7,141

Cash dividend at $0.40 per common share	-	-	-	(1,804)	-	-	(1,804)
Excess of fair market value over cost of leveraged ESOP shares released	-	-	110	-	-	-	110
Dividend reinvestment	-	-	52	(52)	-	-	-
Exercise of stock options	-	-	155	-	-	-	155
Net change in unearned ESOP shares	-	-	-	-	-	(586)	(586)
Repurchase of common stock	-	-	-	-	-	-	-
Stock based compensation	-	-	515	-	-	-	515
Balance at December 31, 2017	$-	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Cash Flows from Operating Activities
Net income	$7,208	$7,331	$6,343
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,010	2,359	1,433
Depreciation and amortization	1,598	1,544	1,439
Provision for loss on premises held for sale	-	-	426
Loans originated for resale	(2,529)	-	(4,192)
Proceeds from sale of loans originated for sale	2,823	-	4,296
Gain on sale of loans held for sale	(294)	-	(104)
Net (gains) loss on the sale of OREO	(43)	436	20
Gains on sales of investment securities	(175)	(31)	(4)
Gain on sale of assets	(47)	(12)	(19)
Net amortization of premium/discount on investment securities	393	509	245
Increase in OREO valuation allowance	599	574	664
Increase in cash surrender value of bank owned life insurance	(773)	(789)	(815)
Decrease (increase) in deferred income tax benefit	1,887	(555)	(750)
Increase in accrued interest receivable	(532)	(761)	(182)
Stock based compensation	515	489	319
Compensation expense due to excess of fair market value over cost of leveraged ESOP shares released	110	-	-
(Increase) decrease in net deferred loan premiums	(689)	(1,552)	85
Increase in accrued expenses and other liabilities	322	1,414	1,770
(Increase) decrease in other assets	(1,281)	1,959	1,523
Net Cash Provided by Operating Activities	10,102	12,915	12,497

Cash Flows from Investing Activities
Purchase of AFS investment securities	(26,251)	(31,312)	(2,084)
Proceeds from redemption or principal payments of AFS investment securities	7,110	5,653	8,986
Purchase of HTM investment securities	(13,135)	(24,504)	(42,949)
Proceeds from maturities or principal payments of HTM investment securities	18,048	23,564	17,860
Proceeds from sale of HTM investment securities	4,947	710	66
Proceeds from sale of AFS investment securities	3,702	6,546	-
Net increase of FHLB and FRB stock	(41)	(303)	(497)
Loans originated or acquired	(325,155)	(411,564)	(258,844)
Principal collected on loans	260,303	234,587	205,100
Purchase of premises and equipment	(779)	(3,970)	(3,450)
Proceeds from sale of OREO	1,300	3,423	1,184
Proceeds from disposal of asset	387	2,044	34

Net Cash Used in Investing Activities	(69,564)	(195,126)	(74,594)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Cash Flows from Financing Activities
Net increase in deposits	$67,412	$131,925	$37,515
Proceeds from long-term debt	10,000	15,000	-
Payments of long-term debt	(20,061)	(5,058)	(19,055)
Net increase in short term borrowings	8,500	43,000	34,000
Exercise of stock options	155	-	-
Proceeds from subordinated notes	-	-	23,000
Redemption of Small Business Lending Fund Preferred Stock	-	-	(20,000)
Dividends paid	(1,804)	(1,814)	(1,916)
Net change in unearned ESOP shares	(586)	147	146
Repurchase of common stock	-	(865)	(1,827)
Net Cash Provided by Financing Activities	63,616	182,335	51,863
Increase (Decrease) in Cash and Cash Equivalents	$4,154	$124	$(10,234)

Cash and Cash Equivalents - January 1	11,263	11,139	21,373
Cash and Cash Equivalents - December 31	$15,417	$11,263	$11,139

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$10,001	$7,993	$6,799
Income taxes	$7,435	$5,325	$3,604

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$203	$575	$319
Transfer from loans to OREO	$3,634	$3,120	$5,436
Financed amount of sale of OREO	$200	$2,176	$-
Transfer of OREO to premises and equipment	$-	$372	$-
Transfer from premises and equipment to premises and equipment held for sale	$-	$345	$2,426

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

Reclassification

Certain reclassifications have been made in the Consolidated Financial Statements for 2016 to conform to the classification presented in 2017. Reclassifications had no effect on net income.

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

On July 31, 2017, the Company and Community Bank of the Chesapeake entered into an Agreement and Plan of Merger with County First Bank (“County First”). Merger related costs, which included mainly professional fees and investment banking costs, for the twelve months ended December 31, 2017 were $829,000. Regulatory approval and County First shareholder approvals, were obtained and the merger closed on January 1, 2018. For additional information see Note 23 – Subsequent Events.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2017, 2016, and 2015. Securities not classified as held to maturity or trading securities, including equity securities with readily determinable fair values, are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the estimated fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Investments in Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks are recorded at cost and are considered restricted as to marketability. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings. During 2016, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank stock was cancelled as it was no longer needed as a condition of membership (see Note 18 for further information).

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

The Company exited the residential mortgage origination line of business in April 2015 for individual owner occupied residential first mortgages and established third party sources to supply its residential whole loan portfolio. The Company continues to underwrite loans for non-owner occupied residential rental properties. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2017 and 2016, respectively., and sold no 1-4 family residential mortgage loans for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company sold the guaranteed portion of a U.S. Small Business Administration (“SBA”) Loan for proceeds of $2.8 million and recognized a gain of $294,000.

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

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology. Interest is recognized on non-accrual loans on a cost recovery or cash-basis.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering historical experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”).

ASU 2014-09 - Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09 which is a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration the entity expects to receive in exchange for those good or services. This new standard supersedes and replaces nearly all existing revenue recognition guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this new standard specifies the accounting for some costs to obtain or fulfill a contract with a customer.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We currently anticipate adopting the standard using the modified retrospective method.

The guidance in the Accounting Standards Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU does not apply to revenue associated with financial instruments including loans and securities that are accounted for under U.S. GAAP. Consequently, adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures since the primary source of revenue is derived from interest and dividends earned on loans, investment securities and other financial instruments that are outside the scope of the ASU. However, the Company has assessed its revenue streams and reviewed its contracts with customers that are potentially affected by the new guidance. This includes fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, administrative services for customer deposit accounts (i.e. ATM and wire transfer transactions) and rental income. This assessment included the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Based on this assessment the Company anticipates that ASC 606 will require us to estimate income from the sale of OREO property that is under contract at year end. As a result, the Company will recognize revenue earlier under ASC 606 than we have done so under current guidance. At December 31, 2017 there were no contracts for the sale of OREO property. The Company’s’ revenue recognition pattern for revenue streams within the scope of ASU is not expected to change significantly from current practice as the sale from OREO properties and resulting gain is immaterial to our financial statements. The new standard will be effective for us beginning January 1, 2018.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company’s management has engaged a third-party expert in the field of valuation and reporting and is creating a process to ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits and other financial instruments. ASU 2016-1 will be effective on January 1, 2018 and will not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-02 - Leases (Topic 842). In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short term leases) at the commencement date (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements. Based on leases outstanding at December 31, 2017, the Company does not expect the updates to have a material impact on the income statement but does anticipate an increase in assets and liabilities. The Company will continue to evaluate the potential impact of ASU 2016-02 during 2018. This new standard will be effective for the Company beginning January 1, 2019.

ASU 2016-05 - Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective on January 1, 2017 and did not have a significant impact on the consolidated financial statements.

ASU 2016-09 – Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify how share-based payments are accounted for and presented in the financial statements. The key provisions include: (i) a company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead all excess tax benefits and tax deficiencies will be reported as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (ii) a company can increase the amount of withholding to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (iii) a company can elect an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-09 became effective on January 1, 2017 and did not have a significant impact on the consolidated financial statements.

ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We expect the adoption will result in a material increase to the allowance for loan losses balance. At this time, the impact is being evaluated.

ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. This new standard will be effective for us beginning January 1, 2020.

ASU 2016-15 – Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on our financial statements.

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-08,“Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

ASU 2018-02 “Income Statement – Reporting Comprehensive Income” (Topic 220) ASU 2018-02. On December 22, 2017, the Tax Cuts and Job Act (Tax Act) was signed into law. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within accumulated other comprehensive income (loss) not reflecting the appropriate tax rate. This ASU allows stranded tax effects resulting from the Tax Act to be reclassified from accumulated other comprehensive income (loss) to retained earnings. The Company early adopted this guidance during the quarter ended December 31, 2017, resulting in a reclassification of $196,000 from accumulated other comprehensive loss to retained earnings to adjust the tax effect of items within accumulated other comprehensive loss to reflect the newly enacted federal corporate income tax rate. Refer to Note 2, Accumulated Other Comprehensive Income, for additional information.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive (loss) income for the years ended December 31, 2017, 2016 and 2015. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the years ended December 31, 2017, 2016 and 2015.  Reclassification adjustments are recorded in non-interest income.

Years Ended	December 31, 2017			December 31, 2016			December 31, 2015
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding (losses) gains	$(103)	$(41)	$(62)	$(1,095)	$(433)	$(662)	$216	$85	$131
Reclassification adjustments	(8)	(3)	(5)	(22)	(7)	(15)	(6)	(2)	(4)
Other comprehensive (loss) income	$(111)	$(44)	$(67)	$(1,117)	$(440)	$(677)	$210	$83	$127

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(928)	$(251)	$(378)
Other comprehensive (losses) gains, net of tax before reclassifications	(62)	(662)	131
Amounts reclassified from accumulated other comprehensive loss	(5)	(15)	(4)
Net other comprehensive (loss) income	(67)	(677)	127
Reclassification due to Accounting Standards Update (ASU2018-02)	(196)	-	-
End of period	$(1,191)	$(928)	$(251)

The FASB issued ASU 2018-02 allowing companies to reclassify stranded tax effects resulting from the Tax Cuts and Job Act from accumulated other comprehensive income (loss) to retained earnings. The Company early adopted this guidance during the quarter ended December 31, 2017 and utilizing the portfolio method reclassified $196,000 from accumulated other comprehensive loss to retained earnings to eliminate the stranded tax effects.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding stock options and were determined using the treasury stock method. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

As of December 31, 2017, 2016 and 2015, there were 0, 15,081 and 21,211 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Years Months Ended
	December 31,
(dollars in thousands)	2017	2016	2015
Net Income	$7,208	$7,331	$6,343
Less: dividends paid and accrued on preferred stock	-	-	(23)
Net income available to common shareholders	$7,208	$7,331	$6,320

Average number of common shares outstanding	4,627,776	4,599,502	4,676,748
Dilutive effect of common stock equivalents	1,452	-	-
Average number of shares used to calculate diluted EPS	4,629,228	4,599,502	4,676,748

Earnings Per Common Share
Basic	$1.56	$1.59	1.36
Diluted	1.56	1.59	1.35

NOTE 4 -RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2017 and 2016, these reserve balances amounted to $915,000 and $1.1 million, respectively.

NOTE 5 – SECURITIES

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$7,265	$-	$178	$7,087
Residential Collateralized Mortgage Obligations ("CMOs")	45,283	12	1,158	44,137
U.S. Agency	12,863	-	346	12,517
Corporate equity securities	37	-	-	37
Bond mutual funds	4,480	27	-	4,507
Total securities available for sale	$69,928	$39	$1,682	$68,285

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$29,113	$135	$261	$28,987
Residential CMOs	54,805	62	845	54,022
U.S. Agency	8,660	-	235	8,425
Asset-backed securities issued by Others:
Residential CMOs	651	-	52	599
Callable GSE Agency Bonds	5,017	-	43	4,974
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$99,246	$197	$1,436	$98,007

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$4,377	$-	$194	$4,183
Residential CMOs	35,176	18	966	34,228
U.S. Agency	10,589	-	417	10,172
Corporate equity securities	37	-	-	37
Bond mutual funds	4,386	27	-	4,413
Total securities available for sale	$54,565	$45	$1,577	$53,033

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$34,735	$367	$569	$34,533
Residential CMOs	63,060	135	802	62,393
U.S. Agency	6,717	-	253	6,464
Asset-backed securities issued by Others:
Residential CMOs	884	-	81	803
Callable GSE Agency Bonds	3,001	-	10	2,991
U.S. government obligations	850	-	-	850
Total securities held to maturity	$109,247	$502	$1,715	$108,034

At December 31, 2017, securities with an amortized cost of $31.5 million were pledged to secure certain customer deposits. At December 31, 2017, securities with an amortized cost of $4.0 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2017, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.74 years and average duration of 4.22 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.95 years and average duration of 4.39 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2017, 2016 and 2015.

During the year ended December 31, 2017 the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively. During the year ended December 31, 2016 the Company recognized net gains on the sale of securities of $31,000. The Company sold five AFS securities with aggregate carrying values of $6.5 million and one HTM security with a carrying value of $698,000, recognizing gains of $23,000 and $8,000, respectively. During the year ended December 31, 2015, the Company recognized net gains on the sale of securities of $4,000, which consisted of the sale of one HTM security with a carrying value of $67,000 and the call of an AFS agency bond with a carrying value of $2.0 million. These sales resulted in a loss of $1,000 for the HTM security and a gain of $5,000 for the AFS security.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2017 were as follows:

December 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$24,571	$328	$38,428	$1,354	$62,999	$1,682

At December 31, 2017, the AFS investment portfolio had an estimated fair value of $68.3 million, of which $63.0 million of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.7 million of the portfolio amortized cost of $65.4 million. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.71 years and an average duration of 4.20 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2017 were as follows:

December 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	36,607	254	45,119	1,130	81,726	1,384
Asset-backed securities issued by Others	-	-	599	52	599	52
	$36,607	$254	$45,718	$1,182	$82,325	$1,436

At December 31, 2017, the HTM investment portfolio had an estimated fair value of $98.0 million, of which $82.3 million of the securities had some unrealized losses from their amortized cost. Of these securities, $81.7 million were asset-backed securities issued by GSEs and U.S. Agencies and $599,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. Total unrealized losses on the portfolio were $1.4 million of the portfolio amortized cost of $98.6 million. The securities with unrealized losses had an average life of 5.02 years and an average duration of 4.43 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. Total unrealized losses on the asset-backed securities issued by others were $52,000 of the portfolio amortized cost of $651,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.20 years and an average duration of 2.66 years.

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

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2017 and 2016 by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
December 31, 2017		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,480	$4,507	$-	$-
U.S. government obligations	-	-	1,000	1,000

Asset-backed securities & U.S. Agencies
Within one year	9,853	9,601	18,722	22,512
Over one year through five years	28,832	28,096	41,433	38,813
Over five years through ten years	20,357	19,838	25,309	23,709
After ten years	6,369	6,206	12,782	11,973
Total asset-backed securities	65,411	63,741	98,246	97,007

	$69,891	$68,248	$99,246	$98,007

	Available for Sale		Held to Maturity
December 31, 2016		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year
Bond mutual funds	$4,386	$4,413	$-	$-
U.S. government obligations	-	-	850	850

Asset-backed securities & U.S. Agencies
Within one year	7,879	7,634	18,844	21,104
Over one year through five years	21,481	20,813	47,168	45,339
Over five years through ten years	13,093	12,686	29,803	28,647
After ten years	7,689	7,450	12,582	12,094
Total asset-backed securities	50,142	48,583	108,397	107,184

	$54,528	$52,996	$109,247	$108,034

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at December 31, 2017 and 2016 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2017		December 31, 2016
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$162,336	AAA	$156,947
BB	651	BB	411
B+	-	B+	472
Total	$162,987	Total	$157,830

NOTE 6 – LOANS

Loans consist of the following:

(dollars in thousands)	December 31, 2017%		December 31, 2016%

Commercial real estate	$727,314	63.25%	$667,105	61.25%
Residential first mortgages	170,374	14.81%	171,004	15.70%
Residential rentals	110,228	9.58%	101,897	9.36%
Construction and land development	27,871	2.42%	36,934	3.39%
Home equity and second mortgages	21,351	1.86%	21,399	1.97%
Commercial loans	56,417	4.91%	50,484	4.64%
Consumer loans	573	0.05%	422	0.04%
Commercial equipment	35,916	3.12%	39,737	3.65%
	1,150,044	100.00%	1,088,982	100.00%
Less:
Deferred loan fees and premiums	(1,086)	-0.09%	(397)	-0.04%
Allowance for loan losses	10,515	0.91%	9,860	0.91%
	9,429		9,463
	$1,140,615		$1,079,519

At December 31, 2017 and 2016, the Bank’s allowance for loan losses totaled $10.5 million and $9.9 million, or 0.91% and 0.91%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan fees and premiums of $1.1 million at December 31, 2017 included net deferred fees paid by customers of $2.8 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.9 million. Net deferred loan fees and premiums of $397,000 at December 31, 2016 included net deferred fees paid by customers of $2.7 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.1 million.

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

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.2% and 9.3% of the CRE portfolio at December 31, 2017 and December 31, 2016, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the years ended December 31, 2017 and 2016, the Bank purchased residential first mortgages of $25.5 million and $64.2 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $56.9 million or 5.0% of total gross loans of $1.15 billion at December 31, 2017 compared to $45.6 million or 4.2% of total gross loans of $1.09 billion at December 31, 2016.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of December 31, 2017 and December 31, 2016, $85.0 million and $84.9 million, respectively, were 1-4 family units and $25.2 million and $17.0 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $93.4 million or 8.1% of total gross loans of $1.15 billion at December 31, 2017 compared to $84.0 million or 7.7% of total gross loans of $1.09 billion at December 31, 2016.

Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Because payments on loans secured by residential rental properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to a greater extent to adverse conditions in the rental real estate market or the economy than similar owner-occupied properties.

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

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. This risk is heightened as the market value of residential property has not fully returned to pre-financial crisis levels and interest rates began to increase in 2017.

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank.

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

Non-accrual and Past Due Loans

Non-accrual loans as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,148	4	$839	3	$1,987	7
Residential first mortgages	478	3	507	1	985	4
Residential rentals	84	1	741	3	825	4
Home equity and second mortgages	134	3	123	1	257	4
Commercial loans	172	2	-	-	172	2
Commercial equipment	467	3	-	-	467	3
	$2,483	16	$2,210	8	$4,693	24

	December 31, 2016
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$2,371	7	$-	-	$2,371	7
Residential first mortgages	623	4	-	-	623	4
Residential rentals	577	4	-	-	577	4
Construction and land development	3,048	2	-	-	3,048	2
Home equity and second mortgages	61	2	-	-	61	2
Commercial loans	375	3	669	2	1,044	5
Commercial equipment	650	5	-	-	650	5
	$7,705	27	$669	2	$8,374	29

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) decreased $3.7 million from $8.4 million or 0.77% of total loans at December 31, 2016 to $4.7 million or 0.41% of total loans at December 31, 2017. Non-accrual only loans are loans classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building. At December 31, 2016, non-accrual loans of $8.4 million included 29 loans, of which $6.4 million, or 77% of represented 15 loans and six customer relationships. Non-accrual loans included one TDR totaling $769,000 at December 31, 2017 and six TDRs totaling $4.7 million at December 31, 2016. These loans are classified solely as non-accrual loans for the calculation of financial ratios.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $3.8 million and $7.8 million at December 31, 2017 and 2016, respectively. Interest due but not recognized on these balances at December 31, 2017 and 2016 was $85,000 and $947,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $876,000 and $575,000 at December 31, 2017 and 2016, respectively. Interest due but not recognized on these balances at December 31, 2017 and 2016 was $100,000 and $156,000, respectively.

An analysis of past due loans as of December 31, 2017 and 2016 was as follows:

	December 31, 2017
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$719,455	$-	$6,711	$1,148	$7,859	$727,314
Residential first mortgages	169,828	-	68	478	546	170,374
Residential rentals	109,937	-	207	84	291	110,228
Construction and land dev.	27,871	-	-	-	-	27,871
Home equity and second mtg.	21,180	19	18	134	171	21,351
Commercial loans	55,054	892	299	172	1,363	56,417
Consumer loans	572	-	1	-	1	573
Commercial equipment	34,437	1,012	-	467	1,479	35,916
Total	$1,138,334	$1,923	$7,304	$2,483	$11,710	$1,150,044

	December 31, 2016
(dollars in thousands)	Current	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	Total Loan Receivables
Commercial real estate	$664,250	$-	$484	$2,371	$2,855	$667,105
Residential first mortgages	170,381	-	-	623	623	171,004
Residential rentals	101,309	-	11	577	588	101,897
Construction and land dev.	33,886	-	-	3,048	3,048	36,934
Home equity and second mtg.	21,175	130	33	61	224	21,399
Commercial loans	49,778	331	-	375	706	50,484
Consumer loans	420	-	2	-	2	422
Commercial equipment	39,044	42	1	650	693	39,737
Total	$1,080,243	$503	$531	$7,705	$8,739	$1,088,982

There were no loans greater than 90 days still accruing interest at December 31, 2017 and 2016, respectively.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2017 and 2016 were as follows:

	December 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$33,180	$30,921	$2,008	$32,929	$370	$33,575	$1,379
Residential first mortgages	2,455	1,978	459	2,437	2	2,479	91
Residential rentals	2,389	1,981	395	2,376	18	2,432	111
Construction and land dev.	729	-	729	729	163	729	26
Home equity and second mtg.	317	317	-	317	-	318	12
Commercial loans	3,010	2,783	168	2,951	168	3,048	137
Commercial equipment	1,538	1,048	467	1,515	303	1,578	73
Total	$43,618	$39,028	$4,226	$43,254	$1,024	$44,159	$1,829

	December 31, 2016
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial real estate	$22,195	$14,896	$7,081	$21,977	$806	$22,303	$908
Residential first mortgages	2,436	1,938	475	2,413	7	2,445	90
Residential rentals	3,440	2,850	178	3,028	36	3,486	134
Construction and land dev.	4,304	2,926	851	3,777	178	3,867	16
Home equity and second mtg.	170	170	-	170	-	176	7
Commercial loans	3,285	3,004	200	3,204	123	3,442	137
Commercial equipment	855	652	139	791	139	815	17
Total	$36,685	$26,436	$8,924	$35,360	$1,289	$36,534	$1,309

TDRs, included in the impaired loan schedules above, as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,273	9	$9,587	8
Residential first mortgages	527	2	545	2
Residential rentals	221	1	227	1
Construction and land development	729	2	3,777	4
Commercial loans	4	1	872	5
Commercial equipment	36	1	113	2
Total TDRs	$10,790	16	$15,121	22
Less: TDRs included in non-accrual loans	(769)	(1)	(4,673)	(6)
Total accrual TDR loans	$10,021	15	$10,448	16

TDRs decreased $4.3 million from $15.1 million at December 31, 2016 to $10.8 million at December 31, 2017. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017 and $844,000 on nine TDRs totaling $5.7 million at December 31, 2016. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

During the year ended December 31, 2016 the Company added one TDR loan totaling $196,000. TDR disposals, which included payoffs and refinancing for the year ended December 31, 2016 decreased by nine loans or $2.1 million. TDR loan principal curtailment was $1.6 million for the year ended December 31, 2016.

Interest income in the amount of $327,000 and $357,000 was recognized on outstanding TDR loans for the years ended December 31, 2017 and 2016, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2017, 2016 and 2015, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$5,212	$(217)	$63	$1,393	$6,451
Residential first mortgages	1,406	-	-	(262)	1,144
Residential rentals	362	(42)	-	192	512
Construction and land development	941	(26)	-	(453)	462
Home equity and second mortgages	138	(14)	1	37	162
Commercial loans	794	(13)	1	231	1,013
Consumer loans	3	(2)	-	6	7
Commercial equipment	1,004	(168)	62	(134)	764
	$9,860	$(482)	$127	$1,010	$10,515

Year Ended	December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,465	$-	$58	$1,689	$5,212
Residential first mortgages	584	-	-	822	1,406
Residential rentals	538	(14)	-	(162)	362
Construction and land development	1,103	(526)	1	363	941
Home equity and second mortgages	142	-	5	(9)	138
Commercial loans	1,477	(594)	18	(107)	794
Consumer loans	2	(1)	-	2	3
Commercial equipment	1,229	(34)	48	(239)	1,004
	$8,540	$(1,169)	$130	$2,359	$9,860

Year Ended	December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,528	$(78)	$17	$(2)	$3,465
Residential first mortgages	1,047	(30)	1	(434)	584
Residential rentals	593	-	-	(55)	538
Construction and land development	1,071	-	32	-	1,103
Home equity and second mortgages	173	(100)	-	69	142
Commercial loans	1,677	(432)	11	221	1,477
Consumer loans	3	-	-	(1)	2
Commercial equipment	389	(818)	23	1,635	1,229
	$8,481	$(1,458)	$84	$1,433	$8,540

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2017 and 2016, respectively.

	December 31, 2017			December 31, 2016
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$32,929	$694,385	$727,314	$21,977	$645,128	$667,105
Residential first mortgages	2,437	167,937	170,374	2,413	168,591	171,004
Residential rentals	2,376	107,852	110,228	3,028	98,869	101,897
Construction and land development	729	27,142	27,871	3,777	33,157	36,934
Home equity and second mortgages	317	21,034	21,351	170	21,229	21,399
Commercial loans	2,951	53,466	56,417	3,204	47,280	50,484
Consumer loans	-	573	573	-	422	422
Commercial equipment	1,515	34,401	35,916	791	38,946	39,737
	$43,254	$1,106,790	$1,150,044	$35,360	$1,053,622	$1,088,982

Allowance for loan losses:
Commercial real estate	$370	$6,081	$6,451	$806	$4,406	$5,212
Residential first mortgages	2	1,142	1,144	7	1,399	1,406
Residential rentals	18	494	512	36	326	362
Construction and land development	163	299	462	178	763	941
Home equity and second mortgages	-	162	162	-	138	138
Commercial loans	168	845	1,013	123	671	794
Consumer loans	-	7	7	-	3	3
Commercial equipment	303	461	764	139	865	1,004
	$1,024	$9,491	$10,515	$1,289	$8,571	$9,860

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

Credit Quality Indicators

Credit quality indicators as of December 31, 2017 and 2016 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Unrated	$75,581	$51,503	$1,775	$1,632	$28,428	$25,563
Pass	619,604	594,768	25,367	31,525	80,279	74,989
Special mention	-	-	-	-	-	-
Substandard	32,129	20,834	729	3,777	1,521	1,345
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$727,314	$667,105	$27,871	$36,934	$110,228	$101,897

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Unrated	$14,356	$11,266	$10,856	$11,769	$130,996	$101,733
Pass	39,118	36,221	23,581	27,290	787,949	764,793
Special mention	-	-	-	-	-	-
Substandard	2,943	2,997	1,479	541	38,801	29,494
Doubtful	-	-	-	137	-	137
Loss	-	-	-	-	-	-
Total	$56,417	$50,484	$35,916	$39,737	$957,746	$896,157

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

Performing	$169,896	$170,381	$21,217	$21,338	$573	$422
Nonperforming	478	623	134	61	-	-
Total	$170,374	$171,004	$21,351	$21,399	$573	$422

A risk grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are subject to being risk rated.

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

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2017 and 2016 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2017	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2017	December 31, 2017	December 31, 2017
Real Estate Loans
Commercial	$67,951	$150,075	$509,288
Residential first mortgage	8,596	35,208	126,570
Residential rentals	4,288	21,627	84,313
Construction and land development	21,226	6,645	-
Home equity and second mortgage	242	811	20,298
Commercial loans	56,417	-	-
Consumer loans	200	307	66
Commercial equipment	12,113	18,051	5,752
Total loans	$171,033	$232,724	$746,287

December 31, 2016	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2016	December 31, 2016	December 31, 2016
Real Estate Loans
Commercial	$86,782	$128,431	$451,892
Residential first mortgage	8,501	34,592	127,911
Residential rentals	3,847	17,911	80,139
Construction and land development	23,674	10,212	3,048
Home equity and second mortgage	296	877	20,226
Commercial loans	50,484	-	-
Consumer loans	163	164	95
Commercial equipment	10,049	18,812	10,876
Total loans	$183,796	$210,999	$694,187

The following table sets forth the dollar amount of all loans due after one year from December 31, 2017 and 2016, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2017
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$157,667	$501,696	$659,363
Residential first mortgage	106,792	54,986	161,778
Residential rentals	16,974	88,966	105,940
Construction and land development	3,521	3,124	6,645
Home equity and second mortgage	1,285	19,824	21,109
Commercial loans	-	-	-
Consumer loans	373	-	373
Commercial equipment	21,924	1,879	23,803
	$308,536	$670,475	$979,011

December 31, 2016
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$124,549	$455,774	$580,323
Residential first mortgage	118,205	44,298	162,503
Residential rentals	17,499	80,551	98,050
Construction and land development	4,533	8,727	13,260
Home equity and second mortgage	1,454	19,649	21,103
Commercial loans	-	-	-
Consumer loans	259	-	259
Commercial equipment	24,635	5,053	29,688
	$291,134	$614,052	$905,186

Related Party Loans

Included in loans receivable were loans made to executive officers and directors of the Bank. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2017, 2016 and 2015, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Balance, beginning of period	$26,464	$28,105	$24,403
Loans and additions	3,699	2,547	6,822
Change in Directors' status	-	2,299	(642)
Repayments	(3,687)	(6,487)	(2,478)
Balance, end of period	$26,476	$26,464	$28,105

NOTE 7 - LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $43.7 million and $52.0 million at December 31, 2017 and 2016, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance, beginning of the year	$128	$219	$295
Additions	-	-	31
Amortization	(74)	(91)	(107)
Balance, end of the year	$54	$128	$219

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

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of year	$7,763	$9,449	$5,883
Additions of underlying property	3,634	3,120	5,436
Disposals of underlying property	(1,456)	(3,860)	(1,206)
Transfers to premises and equipment	-	(372)	-
Valuation allowance	(600)	(574)	(664)
Balance at end of period	$9,341	$7,763	$9,449

During the year ended December 31, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company disposed of five residential properties and multiple residential lots for proceeds of $1.5 million and a gain of $43,000 for the year ended December 31, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

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

The Company had $122,000 and $353,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2017 and 2016, respectively.

Additions to the valuation allowances of $600,000, $574,000 and $664,000 were taken to adjust properties to current appraised values for the years ended December 31, 2017, 2016 and 2015, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following..

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Valuation allowance	$600	$574	$664
Operating expenses	146	287	395
	$746	$861	$1,059

NOTE 9 - PREMISES AND EQUIPMENT AND HELD FOR SALE PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2017 and 2016 follows:

	December 31,
(dollars in thousands)	2017	2016

Land	$4,172	$4,172
Building and improvements	23,038	22,586
Furniture and equipment	9,225	8,989
Automobiles	303	313
Total cost	36,738	36,060
Less accumulated depreciation	15,347	13,855
Premises and equipment, net	$21,391	$22,205

Certain Bank facilities are leased under various operating leases. Rent expense was $761,000, $723,000 and $701,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2017:

(dollar in thousands)
2018	$747
2019	625
2020	514
2021	489
2022	415
Thereafter	4,019

Total	$6,809

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

NOTE 10 - DEPOSITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2017	2016
Noninterest-bearing demand	$159,844	$144,877
Interest-bearing:
Demand	215,447	162,823
Money market deposits	226,351	248,049
Savings	52,990	50,284
Certificates of deposit	451,605	432,792
Total interest-bearing	946,393	893,948

Total Deposits	$1,106,237	$1,038,825

As of December 31, 2017 and 2016, there were $9.2 million and $6.2 million, respectively in deposit accounts held by executive officers and directors of the Bank and Company.

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2017 and 2016 was $321.0 million and $287.6 million, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2017, and 2016 was $167.5 million and $153.9 million, respectively.

At December 31, 2017 and 2016, the scheduled contractual maturities of certificates of deposit are as follows:

	December 31,
(dollars in thousands)	2017	2016
Within one year	$312,417	$306,089
Year 2	93,723	79,474
Year 3	29,661	31,921
Year 4	4,327	8,353
Year 5	11,477	6,955
	$451,605	$432,792

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

Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
December 31, 2017
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.95%	3.47%	4.00%
Weighted average rate	1.42%	3.47%	4.00%
Matures through	2036	2018	2020

December 31, 2016
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.54%	3.47%	4.00%
Weighted average rate	1.05%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2017	2016	2015

Long-term debt
Long-term debt outstanding at end of period	$55,498	$65,559	$55,617
Weighted average rate on outstanding long-term debt	2.38%	2.27%	2.47%
Maximum outstanding long-term debt of any month end	65,554	65,593	74,668
Average outstanding long-term debt	58,704	60,503	68,924
Approximate average rate paid on long-term debt	2.24%	2.41%	2.26%

Short-term borrowings
Short-term borrowings outstanding at end of period	$87,500	$79,000	$36,000
Weighted average rate on short-term borrowings	1.34%	0.71%	0.38%
Maximum outstanding short-term borrowings at any month end	109,000	79,000	36,000
Average outstanding short-term borrowings	91,797	39,802	13,463
Approximate average rate paid on short-term borrowings	1.15%	0.49%	0.27%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2017 and 2016, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. Variable convertible debt is scheduled to mature in 2020. As of December 31, 2017 and 2016, all variable convertible debt has passed its call date and is fixed at 4.0%.

During the year ended December 31, 2017, the Bank paid off $20.1 million of maturing long-term debt and added one $10.0 million fixed-rate advance maturing in 2018 at 1.38%. During the year ended December 31, 2016, the Bank paid off $5.0 million of maturing long-term debt and added one $15.0 million fixed-rate advances maturing in 2018 at 0.95%.

At December 31, 2017 and 2016, $55.5 million or 100% and $65.6 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2017 and 2016:

	December 31, 2017
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2018	$25,000	$10,000	$-	$35,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Due in 2021	-	-	-	-
Due in 2022	10,302	-	-	10,302
Thereafter	196	-	-	196
	$35,498	$10,000	$10,000	$55,498

	December 31, 2016
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2017	$20,000	$-	$-	$20,000
Due in 2018	15,000	10,000	-	25,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Due in 2021	-	-	-	-
Thereafter	10,559	-	-	10,559
	$45,559	$10,000	$10,000	$65,559

The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. Daily advances were $6.0 million and $19.0 million at December 31, 2017 and 2016, respectively. The Bank had short-term advances of $81.5 million and $60.0 million, respectively, at December 31, 2017 and 2016.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $420.3 million and $399.6 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, $584.6 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2017, FHLB lendable collateral was valued at $452.6 million. At December 31, 2017, the Bank had total lendable pledged collateral at the FHLB of $330.1 million of which $187.1 million was available to borrow in addition to outstanding advances of $143.0 million. Unpledged lendable collateral was $122.5 million, bringing total available borrowing capacity to $309.6 million at December 31, 2017.

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

The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $7.5 million and $8.6 million under this agreement at December 31, 2017 and 2016, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $22.0 million and $12.0 million, respectively, at December 31, 2017 and 2016. Additionally, the Bank secured a $40.0 million repurchase credit facility during 2017 with a commercial bank. The repurchase facility requires the pledging of securities as collateral. No amounts were outstanding under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2017 and 2016.

NOTE 12 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$5,584	$3,675	$3,255
State	1,686	1,296	1,128
	7,270	4,971	4,383

Deferred
Federal	1,894	(460)	(643)
State	(7)	(95)	(107)
	1,887	(555)	(750)
Income tax expense	$9,157	$4,416	$3,633

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2017		2016		2015
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$5,728	35.00%	$3,994	34.00%	$3,392	34.00%
State taxes net of federal benefit	1,096	6.70%	796	6.78%	647	6.49%
Nondeductible expenses	255	1.56%	37	0.31%	40	0.40%
Nontaxable income	(376)	(2.30)%	(375)	(3.19)%	(398)	(3.99)%
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	2,740	16.74%	-	0.00%	-	0.00%
Other	(286)	(1.75)%	(36)	(0.31)%	(48)	(0.48)%

	$9,157	55.95%	$4,416	37.59%	$3,633	36.42%

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense of $2.7 million.

The net deferred tax assets in the accompanying balance sheets include the following components:

	2017	2016
Deferred tax assets
Allowance for loan losses	$2,893	$3,890
Deferred compensation	2,142	2,520
OREO valuation allowance & expenses	337	413
Unrealized loss on investment securities	452	605
Depreciation	29
Other	142	509
	5,995	7,937
Deferred tax liabilities
FHLB stock dividends	109	156
Depreciation	-	15
	109	171

	$5,886	$7,766

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we calculated deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We will continue to analyze certain aspects of the new law and refine our calculations based on this analysis and future tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. We recognized a provisional net tax expense related to the calculation of our deferred tax assets and liabilities totaling $2.7 million.

The FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The Company early adopted this standard for the quarter ended December 31, 2017. See Notes 1 and 2 for further information.

On Friday, December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118). SAB 118 indicated that a reporting entity must record a reasonable estimate in the first period in which it is possible to determine a reasonable estimate. Under SAB 118, reasonable estimates are considered “provisional amounts” that have to be updated when additional information becomes available and the evaluation and computation of the additional information is complete. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined.

Retained earnings at December 31, 2017 and 2016 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $330,000 and 463,000 at December 31, 2017 and 2016.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2014.

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

As of December 31, 2017 and 2016, the Bank had outstanding loan commitments of approximately $65.6 million and $67.0 million, respectively. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $17.9 million and $17.7 million at December 31, 2017 and 2016, respectively. In addition to the commitments noted above, customers had approximately $162.2 million and $135.3 million available under lines of credit at December 31, 2017 and 2016, respectively.

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

Stock-based compensation expense totaled $515,000, $489,000 and $319,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which consisted of grants of restricted stock and restricted stock units.

The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017. The fair value of the Company’s outstanding employee stock options were estimated on the date of grant using the Black-Scholes option pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize option activity and outstanding and exercisable options at and for the years ended December 31, 2017 and 2016. respectively.

		Weighted		Weighted- Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2017	15,081	$27.70	$-
Exercised	(14,231)	27.70	134
Expired	(350)	27.70	-
Forfeited	(500)	27.70	-

Outstanding at December 31, 2017	-	$-	$-	-

Exercisable at December 31, 2017	-	$-	$-	-

				Weighted-
		Weighted		Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2016	21,211	$27.70	$-
Forfeited	(6,130)	27.70

Outstanding at December 31, 2016	15,081	$27.70	$20	0.5

Exercisable at December 31, 2016	15,081	$27.70	$20	0.5

The aggregate intrinsic value of outstanding stock options and exercisable stock options was $20,000 at December 31, 2016. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.00 per share at December 31, 2016 and the exercise price multiplied by the number of options outstanding.

The Company has outstanding restricted stock in accordance with the Plan. As of December 31, 2017 and 2016, unrecognized stock compensation expense was $521,000 and $810,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at December 31, 2017 and 2016, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at December 31, 2017	32,809	$22.61

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	37,048	$19.83
Granted	27,403	21.00
Vested	(15,912)	20.09
Cancelled	(658)	20.31

Nonvested at December 31, 2016	47,881	$20.41

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended 2017, 2016 and 2015 totaled $242,000, $99,000 and $129,000, respectively. As of December 31, 2017 and 2016, the ESOP held 223,344 and 221,106 allocated shares and 22,908 and 9,562 unallocated shares. The approximate market values of the shares were $9.4 million and $6.7 million, respectively as of December 31, 2017 and 2016. The estimated value was determined using the Company’s closing stock price of $38.30 and $29.00 per share as of December 31, 2017 and 2016, respectively. In addition, salary and employee benefit expense for the year ended December 31, 2017 included $110,000 for the excess of fair market value of leveraged ESOP shares released (allocated).

The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. The ESOP has promissory notes with the Company of $755,000 and $169,000 at December 31, 2017 and 2016, respectively. The promissory notes were originated for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. During the year ended December 31, 2017, $237,000 or 10,157 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 23,503 shares of the Company’s common shares for $823,000 with promissory notes by the ESOP during the third quarter of 2017.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2017, 2016 and 2015, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2017, 2016 and 2015, the expense recorded for this plan totaled $298,000, $346,000 and $332,000, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $29,000, $20,000 and $22,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement until the expected retirement date. Expense recorded for the plans totaled $637,000, $525,000 and $519,000 for 2017, 2016 and 2015, respectively.

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

As of December 31, 2017 and 2016, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Common Equity		$109,957	$104,426	$139,046	$136,109
AOCI Losses		1,191	928	1,191	928
Common Equity Tier 1 Capital		111,148	105,354	140,237	137,037
TRUPs		12,000	12,000	-	-
Tier 1 Capital		123,148	117,354	140,237	137,037
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		10,545	9,860	10,545	9,860

Subordinated Notes		23,000	23,000	-	-
Tier 2 Capital		$156,693	$150,214	$150,782	$146,897

Risk-Weighted Assets ("RWA")		$1,169,341	$1,104,505	$1,164,478	$1,102,116

Average Assets ("AA")		$1,401,741	$1,300,445	$1,398,001	$1,298,145
	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	9.51%	9.54%	12.04%	12.43%
Tier 1 Capital to RWA	8.50	10.53	10.62	12.04	12.43
Tier 2 Capital to RWA	10.50	13.40	13.60	12.95	13.33
Tier 1 Capital to AA (Leverage) (2)	n/a	8.79	9.02	10.03	10.56

(1) These are the fully phased-in ratios as of January 1, 2019 that include the minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB"). The phase-in period is more fully described in the footnote above.

(2) Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There was one transfer from Level 2 to Level 3 in the fair value hierarchy during the first quarter of 2017 for premises and equipment held for sale. This asset was sold during the three months ended June 30, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the remaining six months of 2017 and for the year ended December 31, 2016. The Company changed its presentation during the year ended December 31, 2016, for loans and OREO from Level 2 to Level 3. No changes were made to the Company’s valuation methodologies as a result of these changes.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2017 and 2016, substantially all impaired loans were evaluated based upon the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2017 and December 31, 2016 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$44,137	$-	$44,137	$-
MBS	7,087	-	7,087	-
U.S. Agency	12,517	-	12,517	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,507	-	4,507	-
Total available for sale securities	$68,285	$-	$68,285	$-

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$34,228	$-	$34,228	$-
MBS	4,183	-	4,183	-
U.S. Agency	10,172	-	10,172	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,413	-	4,413	-
Total available for sale securities	$53,033	$-	$53,033	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are included in the tables below.

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,638	$-	$-	$1,638
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial equipment	164	-	-	164
Total loans with impairment	$3,202	$-	$-	$3,202
Other real estate owned	$9,341	$-	$-	$9,341

(dollars in thousands)	December 31, 2016
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$6,275	$-	$-	$6,275
Residential first mortgages	468	-	-	468
Residential rentals	142	-	-	142
Construction and land development	673	-	-	673
Commercial loans	77	-	-	77
Total loans with impairment	$7,635	$-	$-	$7,635
Premises and equipment held for sale	$345	$-	$345	$-
Other real estate owned	$7,763	$-	$-	$7,763

Loans with impairment have unpaid principal balances of $4.2 million and $8.9 million at December 31, 2017 and 2016, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements.

December 31, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$3,202	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (24)%

Other real estate owned	$9,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12)%

December 31, 2016
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$7,635	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14)%

Other real estate owned	$7,763	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12)%

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

FHLB stock – Fair values are at cost, which is the carrying value of the securities.

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at December 31, 2017 and 2016.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2017			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities – AFS	$68,285	$68,285	$-	$68,285	$-
Investment securities - HTM	99,246	98,007	1,000	97,007	-
FHLB Stock	7,276	7,276	-	7,276	-
Loans Receivable	1,140,615	1,097,592	-	-	1,097,592
Investment in BOLI	29,398	29,398	-	29,398	-

Liabilities
Savings, NOW and money market accounts	$654,632	$654,632	$-	$654,632	$-
Time deposits	451,605	453,644	-	453,644	-
Long-term debt	55,498	57,421	-	57,421	-
Short term borrowings	87,500	87,208	-	87,208	-
TRUPs	12,000	9,400	-	9,400	-
Subordinated notes	23,000	22,400	-	22,400	-

December 31, 2016			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$53,033	$53,033	$-	$53,033	$-
Investment securities - HTM	109,247	108,034	850	107,184	-
FHLB Stock	7,235	7,235	-	7,235	-
Loans Receivable	1,079,519	1,066,975	-	-	1,066,975
Investment in BOLI	28,625	28,625	-	28,625	-

Liabilities
Savings, NOW and money market accounts	$606,033	$606,033	$-	$606,033	$-
Time deposits	432,792	433,242	-	433,242	-
Long-term debt	65,559	66,302	-	66,302	-
Short term borrowings	79,000	78,984	-	78,984	-
TRUPs	12,000	8,100	-	8,100	-
Subordinated notes	23,000	23,000	-	23,000	-

At December 31, 2017 and 2016, the Company had outstanding loan commitments and standby letters of credit of $65.6 million and $67.0 million, respectively, and $17.9 million and $17.7 million respectively. Additionally, at December 31, 2017 and 2016, customers had $162.2 million and $135.3 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 21 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets
	December 31,
(dollars in thousands)	2017	2016
Assets
Cash - noninterest bearing	$2,812	$2,366
Investment in wholly owned subsidiaries	139,418	136,481
Other assets	4,491	2,017
Total Assets	$146,721	$140,864

Liabilities and Stockholders' Equity
Current liabilities	$1,392	$1,066
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 6.25%	23,000	23,000
Total Liabilities	36,764	36,438

Stockholders' Equity
Common stock	46	46
Additional paid in capital	48,209	47,377
Retained earnings	63,648	58,100
Accumulated other comprehensive loss	(1,191)	(928)
Unearned ESOP shares	(755)	(169)
Total Stockholders’ Equity	109,957	104,426

Total Liabilities and Stockholders’ Equity	$146,721	$140,864

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Interest and Dividend Income
Dividends from subsidiary	$7,500	$5,500	$2,775
Interest income	64	19	51
Interest expense	1,865	1,795	1,599
Net Interest Income	5,699	3,724	1,227
Miscellaneous expenses	(2,968)	(2,110)	(1,421)
Income (loss) before income taxes and equity in undistributed net income of subsidiary	2,731	1,614	(194)
Federal and state income tax benefit	1,583	1,321	1,009
Equity in undistributed net income of subsidiary	2,894	4,396	5,528
Net Income	$7,208	$7,331	$6,343
Preferred stock dividends	-	-	23
Net Income Available to Common Shareholders	$7,208	$7,331	$6,320

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$7,208	$7,331	$6,343
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(2,894)	(4,396)	(5,528)
Stock based compensation	515	489	139
(Increase) in other assets	(2,446)	(145)	(284)
(Increase) decrease in deferred income tax benefit	(29)	55	23
Increase (decrease) in current liabilities	327	(157)	459
Net Cash Provided by Operating Activities	2,681	3,177	1,152

Cash Flows from Financing Activities
Dividends paid	(1,804)	(1,814)	(1,916)
Capital (to) from subsidiary	-	180	(78)
Proceeds from Subordinated Notes	-	-	23,000
Redemption of Small Business Lending Fund Preferred Stock	-	-	(20,000)
Exercise of stock options	155	-	-
Net change in unearned ESOP shares	(586)	147	146
Repurchase of common stock	-	(865)	(1,827)
Net Cash Used in Financing Activities	(2,235)	(2,352)	(675)
Increase in Cash	446	825	477
Cash at Beginning of Year	2,366	1,541	1,064
Cash at End of Year	$2,812	$2,366	$1,541

NOTE 22 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2017
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$13,573	$13,680	$13,395	$12,922
Interest expense	2,800	2,672	2,462	2,248
Net interest income	10,773	11,008	10,933	10,674
Provision for loan losses	30	224	376	380
Net interest income after provision	10,743	10,784	10,557	10,294

Noninterest income	1,000	1,157	1,052	875
Noninterest expense	7,746	7,442	7,530	7,379

Income before income taxes	3,997	4,499	4,079	3,790
Provision for income taxes	4,456	1,717	1,536	1,448
Net (Loss) Income Available to Common Stockholders	$(459)	$2,782	$2,543	$2,342

Earnings Per Common Share[1]
Basic	$(0.10)	$0.60	$0.55	$0.51
Diluted	$(0.10)	$0.60	$0.55	$0.51

	2016
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,584	$12,223	$11,928	$11,312
Interest expense	2,111	2,079	2,033	1,919
Net interest income	10,473	10,144	9,895	9,393
Provision for loan losses	670	698	564	427
Net interest income after provision	9,803	9,446	9,331	8,966

Noninterest income	891	842	777	850
Noninterest expense	7,316	7,311	7,292	7,240

Income before income taxes	3,378	2,977	2,816	2,576
Provision for income taxes	1,356	1,014	1,078	968
Net Income Available to Common Stockholders	$2,022	$1,963	$1,738	$1,608

Earnings Per Common Share[1]
Basic	$0.44	$0.43	$0.38	$0.35
Diluted	$0.44	$0.42	$0.38	$0.35

142

	2015
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,208	$11,002	$10,935	$10,728
Interest expense	1,860	1,918	1,902	1,665
Net interest income	9,348	9,084	9,033	9,063
Provision for loan losses	362	501	392	178
Net interest income after provision	8,986	8,583	8,641	8,885

Noninterest income	909	466	962	962
Noninterest expense	7,556	7,031	6,888	6,943

Income before income taxes	2,339	2,018	2,715	2,904
Provision for income taxes	811	735	1,004	1,083
Net Income (NI)	$1,528	$1,283	$1,711	$1,821
Preferred stock dividends	-	-	-	23
NI Available to Common Stockholders	$1,528	$1,283	$1,711	$1,798

Earnings Per Common Share[1]
Basic	$0.33	$0.28	$0.37	$0.38
Diluted	$0.33	$0.27	$0.37	$0.38

(1) Earnings per share are based upon quarterly results and, when added, may not total the annual earnings per share amounts.

NOTE 23 – SUBSEQUENT EVENTS

County First Acquisition

On January 1, 2018, the Company completed its previously announced merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (i) $1.00 in cash consideration (the “Cash Consideration”) plus (ii) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of approximately 919,000 shares of the Company’s common stock and approximately $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock on December 28, 2017, the transaction value was approximately $37.7 million.

The County First Bank acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First Bank, as of January 1, 2018, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First Bank's net assets will be allocated to goodwill. At December 31, 2017, County First had total assets of approximately $227 million (Unaudited), total loans of $143 million (Unaudited) and total deposits of $200 million (Unaudited). County First has five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank intends to keep the La Plata branch open and consolidate the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018. The calculations to determine fair values were not complete at the time of filing of the 2017 Annual Report on Form 10-K. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

Merger related costs, which included mainly professional fees and investment banking costs, for the year ended December 31, 2017 were $829,000.

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

During the Company’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through the engagement of Dixon Hughes Goodman on June 1, 2016, the Company did not consult with Dixon Hughes Goodman regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.  Executive Compensation

For information regarding executive compensation, the information contained under the sections captioned “Executive Compensation”, “Directors’ Compensation” and “Pay Ratio Disclosure” in the Proxy Statement is incorporated herein by reference.

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

(d) Equity Compensation Plan Information

The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. There were no outstanding options issued under any plan as of December 31, 2017.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

(1)  Financial Statements.  The following consolidated financial statements and notes related thereto are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated as of July 31, 2017 by and among The Community Financial Corporation, Community Bank of the Chesapeake and County First Bank	Form 8-K as filed on August 1, 2017

3.1	Articles of Incorporation of as Amended and Restated of The Community Financial Corporation	Form S-4 (Registration No. 333-220455).

3.2	Amended and Restated Bylaws of The Community Financial Corporation	Form 8-K as filed on March 25, 2016.

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Form 8-K as filed on September 23, 2011.

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Form 8-K as filed on February 4, 2015.

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015.

10.4*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated	Form 8-K as filed on February 10, 2016.

10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.6*	Split Dollar Agreement with Michael L. Middleton	Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001.

10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004.

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009.

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Definitive Proxy Statement as filed on April 11, 2005.

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007.

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.13*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, William J. Pasenelli and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.14*	First Amendment to the Employment Agreement, dated April 20, 2007, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.15*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with William J. Pasenelli	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.16*	Amended and Restated Employment Agreement by and among Community Bank of Tri-County, Gregory C. Cockerham and Tri-County Financial Corporation, as guarantor	Form 10-Q for the quarter ended March 31, 2007 as filed on May 11, 2007.

10.17*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011 and First Amendment to the Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Gregory C. Cockerham	Form 10-Q for the quarter ended June 30, 2013 as filed on August 14, 2013.

10.18*	Salary Continuation Agreement with Gregory C. Cockerham, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.19*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.20*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.21*	Salary Continuation Agreement with William J. Pasenelli, dated August 21, 2006	Form 10-Q for the quarter ended September 30, 2006 as filed on November 14, 2006.

10.22*	First Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.23*	Second Amendment to the Salary Continuation Agreement, dated August 21, 2006, with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Form 8-K as filed on September 23, 2011.

10.27*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of Tri-County, dated September 6, 2003, as amended on December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.28*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of Tri-County, dated September 6, 2003, as amended on June 11, 2004 and December 22, 2008	Form 10-K/A for the year ended December 31, 2008 as filed on April 20, 2009.

10.29*	Employment Agreement with Michael L. Middleton dated July 1, 2014	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.30*	Supplemental Executive Retirement Plan agreement, dated November 1, 2014 with William J. Pasenelli	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.31*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014 with Gregory C. Cockerham	Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015.

10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Definitive Proxy Statement as filed on March 25, 2015.

10.33*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with Todd L. Capitani, as amended	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.34*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with James Burke, as amended	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.35*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with Todd L. Capitani	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.36*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with James Burke	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.39*	Employment Agreement with Todd L. Capitani dated April 23, 2013	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.40*	Employment Agreement James Burke dated April 20, 2007, as amended on November 24, 2008 and April 23, 2013	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.41*	Salary Continuation Agreement between James M. Burke and Community Bank of Tri-County, dated August 21, 2006, as amended on April 13, 2007 and December 30, 2007	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.42*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Michael L. Middleton	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.43*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Michael L. Middleton dated January 12, 2004	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.46*	Consulting Agreement, effective July 1, 2016, by and between Community Bank of the Chesapeake and Michael L. Middleton	Form 8-K as filed on July 5, 2016.

10.47	Agreement dated March 25, 2016, by and between Community Financial Corporation and Basswood Capital Management, LLC	Form 8-K as filed on March 25, 2016.

10.48*	Split Dollar Agreement with Gregory C. Cockerham dated April 5, 2011	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.49*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Gregory C. Cockerham dated January 12, 2004	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.50*	Employment Agreement with James F. Di Misa dated April 20, 2007, as amended on November 24, 2008 and April 23, 2013	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.51*	Salary Continuation Agreement between James F. Di Misa and Community Bank of Tri-County, dated August 21, 2006, as amended on April 16, 2007 and December 30, 2007	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.52*	Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, with James F. Di Misa, as amended	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.53*	Supplemental Executive Retirement Plan Agreement, dated November 1, 2014, with James F. Di Misa	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

10.54*	Split Dollar Agreement with James F. Di Misa dated March 15, 2011	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

14.0	Code of Ethics	Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017.

21.0	List of Subsidiaries

23.1	Consent of Dixon Hughes Goodman LLP

23.2	Consent of Stegman & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: March 12, 2018	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Chairman of the Board		Director, Vice-Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

	Date: March 12, 2018		Date: March 12, 2018

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
	Date: March 12, 2018		Date: March 12, 2018

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Kathryn M. Zabriskie
	Louis P. Jenkins, Jr.		Kathryn M. Zabriskie
	Director		Director
	Date: March 12, 2018		Date: March 12, 2018

By:	/s/ John K. Parlett, Jr	By:	/s/ Joseph V. Stone, Jr.
	John K. Parlett, Jr		Joseph V. Stone, Jr.
	Director		Director
	Date: March 12, 2018		Date: March 12, 2018

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 12, 2018		Date: March 12, 2018

By:	/s/ Edward Lawrence Sanders, III
Edward Lawrence Sanders, III
Director
Date: March 12, 2018