Form 10-Q
period 2018-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2018-05-10
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes ☐                   No ☒

As of May 2, 2018, the registrant had 5,574,232 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$29,739	$13,315
Federal funds sold	730	-
Interest-bearing deposits with banks	3,986	2,102
Securities available for sale (AFS), at fair value	71,024	68,285
Securities held to maturity (HTM), at amortized cost	98,198	99,246
Federal Home Loan Bank (FHLB) stock - at cost	5,587	7,276
Loans receivable	1,280,773	1,151,130
Less: allowance for loan losses	(10,471)	(10,515)
Net loans	1,270,302	1,140,615
Goodwill	10,277	-
Premises and equipment, net	22,496	21,391
Premises and equipment held for sale	2,341	-
Other real estate owned (OREO)	9,352	9,341
Accrued interest receivable	4,749	4,511
Investment in bank owned life insurance	35,619	29,398
Core deposit intangible	3,385	-
Other assets	9,211	10,481
Total Assets	$1,576,996	$1,405,961
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$229,612	$159,844
Interest-bearing deposits	1,056,324	946,393
Total deposits	1,285,936	1,106,237
Short-term borrowings	51,500	87,500
Long-term debt	45,483	55,498
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	13,420	11,769
Total Liabilities	1,431,339	1,296,004

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,573,841 and 4,649,658 shares, respectively	56	46
Additional paid in capital	83,947	48,209
Retained earnings	64,307	63,648
Accumulated other comprehensive loss	(1,898)	(1,191)
Unearned ESOP shares	(755)	(755)
Total Stockholders' Equity	145,657	109,957
Total Liabilities and Stockholders' Equity	$1,576,996	$1,405,961

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts )	2018	2017
Interest and Dividend Income
Loans, including fees	$14,726	$11,970
Interest and dividends on investment securities	1,095	946
Interest on deposits with banks	72	6
Total Interest and Dividend Income	15,893	12,922
Interest Expense
Deposits	1,956	1,268
Short-term borrowings	283	147
Long-term debt	764	833
Total Interest Expense	3,003	2,248
Net Interest Income	12,890	10,674
Provision for loan losses	500	380
Net Interest Income After Provision For Loan Losses	12,390	10,294
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	53	47
Net gains (losses) on sale of OREO	-	27
Income from bank owned life insurance	226	191
Service charges	752	610
Total Noninterest Income	1,031	875
Noninterest Expense
Salary and employee benefits	5,047	4,313
Occupancy expense	766	653
Advertising	159	108
Data processing expense	683	577
Professional fees	352	320
Merger and acquisition costs	2,868	17
Depreciation of premises and equipment	199	199
Telephone communications	99	51
Office supplies	40	32
FDIC Insurance	198	166
OREO valuation allowance and expenses	114	195
Core deposit intangible amortization	205	-
Other	937	748
Total Noninterest Expense	11,667	7,379
Income before income taxes	1,754	3,790
Income tax expense	533	1,448
Net Income	$1,221	$2,342
Earnings Per Common Share
Basic	$0.22	$0.51
Diluted	$0.22	$0.51
Cash dividends paid per common share	$0.10	$0.10

See notes to Consolidated Financial Statements

2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Net Income	$1,221	$2,342
Net unrealized holding gains (losses) arising during period, net of tax (benefit) expense of $(269) and $83, respectively.	(707)	127
Comprehensive Income	$514	$2,469

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Cash Flows from Operating Activities
Net income	$1,221	$2,342
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	500	380
Depreciation and amortization	414	394
Net (gains) loss on the sale of OREO	-	(27)
Net amortization of premium/discount on investment securities	91	94
Net accretion of merger accounting adjustments	(323)	-
Amortization of core deposit intangible	205	-
Increase in OREO valuation allowance	90	196
Increase in cash surrender value of bank owned life insurance	(221)	(192)
Increase in deferred income tax benefit	(50)	(382)
Decrease (increase) in accrued interest receivable	187	(44)
Stock based compensation	105	113
Compensation expense due to excess of fair market value over cost of leveraged ESOP shares released	9	-
(Increase) decrease in net deferred loan costs	(32)	337
Increase (decrease) in accrued expenses and other liabilities	99	(1,773)
Decrease in other assets	2,566	2,322
Net Cash Provided by Operating Activities	4,861	3,760

Cash Flows from Investing Activities
Purchase of AFS investment securities	(5,532)	(5,559)
Proceeds from redemption or principal payments of AFS investment securities	1,907	1,731
Purchase of HTM investment securities	(982)	(998)
Proceeds from maturities or principal payments of HTM investment securities	5,053	5,212
Proceeds from sale of investment securities acquired in business combination	34,919	-
Net increase (decrease) of FHLB and FRB stock	1,893	(469)
Loans originated or acquired	(67,772)	(84,972)
Principal collected on loans	78,582	59,407
Purchase of premises and equipment	(86)	(436)
Proceeds from sale of OREO	-	846
Net cash acquired in business combination	32,287	-

Net Cash Provided by (Used in) Investing Activities	80,269	(25,238)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(19,530)	$12,965
Payments of long-term debt	(10,016)	(10,015)
Net (decrease) increase in short term borrowings	(36,000)	18,500
Dividends paid	(543)	(450)
Repurchase of common stock	(3)	-
Net Cash (Used in) Provided by Financing Activities	(66,092)	21,000
Increase (Decrease) in Cash and Cash Equivalents	$19,038	$(478)
Cash and Cash Equivalents - January 1	15,417	11,264
Cash and Cash Equivalents - March 31	$34,455	$10,786

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,403	$2,602
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$247	$203
Transfer from loans to OREO	$101	$-
Financed amount of sale of OREO	$-	$200

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$193,836	$-
Liabilities assumed in business combination	$200,780	$-

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2017 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2017 Annual Report except as noted in the adoption of new accounting standards section included in Note 1. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2017 Annual Report on Form 10-K.

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

The Company’s branches are located at its main office in Waldorf, Maryland, and branch offices in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch.

The Company closed its Central Park Fredericksburg branch during the third quarter of 2017. This location continues to serve as a loan production office and the branch closure did not have a material effect on operations. The Company offered branch employees open positions.

On January 1, 2018, the Company completed the acquisition of County First Bank (“County First”) after regulatory approval and County First shareholder approvals were obtained. The Company’s asset increased to $1.6 billion as of March 31, 2018. See Note 2 – Business Combination and Goodwill for additional information. In January 2018, the Company disclosed its intentions to close four of the five acquired County First branches during the second quarter with the La Plata downtown branch remaining open. As of March 31, 2018, three branches are held for sale. The remaining County First branch will be retained (La Plata) or have an operating lease that will expire in the next six months.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, fair value of assets acquired and liabilities assumed in a business combination, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date and determined that no subsequent events occurred requiring accrual or disclosure.

New Accounting Policy

See Note 1 – Summary of Significant Accounting included in the Company’s 2017 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2017. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Purchase Credit Impaired “PCI” Loans

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. Purchased credit-impaired (“PCI”) loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimate the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

Under the accounting guidance for PCI loans, the excess of the present value of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is available to absorb future charge-offs.

In addition, subsequent to acquisition, we periodically evaluate our estimate of cash flows expected to be collected. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Estimates of cash flows for PCI loans require significant judgment given the impact of property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

At March 31, 2018, PCI loans represent loans acquired from County First, that were deemed credit impaired at the time of acquisition. PCI loans that had been classified as nonperforming loans by County First are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Our accounting policies will not change materially since the principles of revenue recognition from the Accounting Standards Update are largely consistent with existing guidance and current practices applied by our business. The following is a discussion of revenues within the scope of the new guidance:

•	Service fees on deposit accounts - The Company earns fees from its deposit clients for various transaction-based activities, account maintenance, and overdraft or non-sufficient funds (“NSF”). Transaction based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client' s request. Account maintenance fees, which relate primarily to monthly maintenance and account management, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft and NSF fees are recognized at the point in time that the overdraft occurs or the NSF item is presented. Service charges on deposits are withdrawn from the client' s account balance.

•	ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

•	Revenues from the sale of Other Real Estate Owned - ASC 606 required us to estimate income from the sale of OREO property that is under contract at year end. As a result, the Company could recognize revenue earlier under ASC 606 than under previous guidance. At December 31, 2017 there were no contracts for the sale of OREO property.

The Company’s’ revenue recognition pattern for revenue streams within the scope of ASU is not expected to change significantly from previous practice and was immaterial to our financial statements for the quarter ended March 31, 2017.

Accounting Standards

New Accounting Standards - Issued and Effective

Accounting Standards Update (“ASU”) 2014-09 - The Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/ losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The Company’s management engaged a third-party expert in the field of valuation and reporting to assist management in the development of a process to ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits and other financial instruments. ASU 2016-1 was effective on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements. See Notes 13 and 14 for further information regarding the valuations.

ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220). ASU 2018-02. On December 22, 2017, the Tax Cuts and Job Act (Tax Act) was signed into law. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within accumulated other comprehensive income (loss) not reflecting the appropriate tax rate. This ASU allows stranded tax effects resulting from the Tax Act to be reclassified from accumulated other comprehensive income (loss) to retained earnings. The Company early adopted this guidance during the quarter ended December 31, 2017, resulting in a reclassification of $196,000 from accumulated other comprehensive loss to retained earnings to adjust the tax effect of items within accumulated other comprehensive loss to reflect the newly enacted federal corporate income tax rate.

ASU 2016-15 - Statement of Cash Flows (Topic 230) – “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's Consolidated Financial Statements. There were no material reclassifications to the Company’s cash flow statement for the three months ended March 31, 2018 and 2017, respectively.

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements as the transaction to acquire County First was already clearly within the scope of ASC 805, “Business Combinations.”

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

New Accounting Standards - Issued, But Not Yet Effective

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

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

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

NOTE 2 – BUSINESS COMBINATION AND GOODWILL

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

County First Bank

On January 1, 2018, the Company completed its previously announced merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (a) $1.00 in cash consideration (the “Cash Consideration”) plus (b) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million.

County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank intends to keep the La Plata branch open and consolidate the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018.

The assets acquired and liabilities assumed from County First were recorded at their fair value as of the closing date of the merger. Goodwill of $10.3 million was recorded at the time of the acquisition.

The following table summarizes the consideration paid by the Company in the merger with County First and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(dollars in thousands)	As Recorded by County First	Fair Value and Other Merger Related Adjustments	As Recorded by the Company

Consideration Paid
Cash			$2,122
Common shares issued			35,620
Fair Value of Total Consideration Transferred			$37,742

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$34,409	$-	$34,409
Securities	38,861	(619)	38,242
Loans, net of allowance	142,404	(1,655)	140,749
Premises and equipment	2,980	776	3,756
Core deposit intangibles	-	3,590	3,590
Interest receivable	513	(12)	501
Bank owned life insurance	6,275	-	6,275
Deferred tax asset	639	(502)	137
Other assets	586	-	586
Total assets acquired	$226,667	$1,578	$228,245

Deposits	$199,210	$18	$199,228
Other liabilities	1,449	103	1,552
Total liabilities assumed	$200,659	$121	$200,780
Net identifiable assets acquired	$26,008	$1,457	$27,465

Goodwill resulting from acquisition			$10,277

The following table presents certain pro forma information as if County First had been acquired on January 1, 2017. These results combine the historical results of County First in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. Merger and acquisition costs of $2.9 million (pre-tax) are included in the Company’s consolidated statements of income for the three months ended March 31, 2018. The Company has not segregated County First earnings after the acquisition date as the bank’s operations have been merged into Community Bank of the Chesapeake and it would be impractical to do so. There are no assumptions about what merger related costs would have been in the proforma information below, only actual expenses are included in net income. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2018. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Proforma Results for the Three Months Ended March 31, 2017
(dollars in thousands, except per share amounts)	The Community Financial Corporation Actual	County First Actual	Proforma March 31, 2017	Actual Results Three Month Ended March 31, 2018

Total revenues (net interest income plus noninterest income)	$11,549	$2,068	$13,617	$13,921
Net income	2,342	313	2,655	1,221
Basic earnings per common share	$0.51	$0.34	$0.48	$0.22

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

	The Months Ended
	March 31,
	2018	2017

Current income tax expense	$480	$1,798
Deferred income tax expense (benefit)	53	(350)
income tax expense as reported	$533	$1,448

Effective tax rate	30.4%	38.2%

Net deferred tax assets totaled $5.6 million at March 31, 2018 and $5.9 million at December 31, 2017. No valuation allowance for deferred tax assets was recorded at March 31, 2018 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% and 35% during 2017 primarily due to the effect of merger related expenses, tax-exempt loans, life insurance policies and the income tax effects associated with stock-based compensation.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, as more fully discussed in the 2017 Form 10-K. Among other things, the new law established a new, flat corporate federal statutory income tax rate of 21%. As a result of the new law, we recognized a provisional net tax expense of $2.7 million in the fourth quarter of 2017. We will continue to analyze certain aspects of the new law and refine our calculations based on this analysis and future tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. There has been no change to the provisional net tax expense we recorded during the fourth quarter of 2017 for the three months ended March 31, 2018.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three months ended March 31, 2018 and 2017. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three months ended March 31, 2018 and 2017. Reclassification adjustments are recorded in non-interest income.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(976)	$(269)	$(707)	$210	$83	$127
Reclassification adjustments	-	-	-	-	-	-
Other comprehensive (loss) income	$(976)	$(269)	$(707)	$210	$83	$127

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(1,191)	$(928)
Other comprehensive gains (losses), net of tax before reclassifications	(707)	127
Amounts reclassified from accumulated other comprehensive loss	-	-
Net other comprehensive (loss) income	(707)	127
End of period	$(1,898)	$(801)

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

As of March 31, 2018 and 2017, there were 0 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net Income	$1,221	$2,342

Average number of common shares outstanding	5,547,715	4,628,357
Dilutive effect of common stock equivalents	-	2,041
Average number of shares used to calculate diluted EPS	5,547,715	4,630,398

Earnings Per Common Share
Basic	$0.22	$0.51
Diluted	0.22	0.51

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

Stock-based compensation expense totaled $105,000 and $113,000, respectively, for the three months ended March 31, 2018 and 2017. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017. The fair value of the Company’s outstanding employee stock options were estimated on the date of grant using the Black-Scholes option pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The exercise price for options granted is set at the discretion of the committee administering the Plan, but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period and the exercise price multiplied by the number of options outstanding.

The following table below summarize option activity and outstanding and exercisable options at and for the year ended December 31, 2017.

		Weighted		Weighted-Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining In
(dollars in thousands, except per share amounts)	Shares	Price	Value	Years

Outstanding at January 1, 2017	15,081	$27.70	$-
Exercised	(14,231)	27.70	134
Expired	(350)	27.70	-
Forfeited	(500)	27.70	-

Outstanding at December 31, 2017	-	$-	$-	-

Exercisable at December 31, 2017	-	$-	$-	-

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of March 31, 2018 and December 31, 2017, unrecognized stock compensation expense was $655,000 and $521,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at March 31, 2018 and December 31, 2017, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2018	32,809	$22.61
Granted	6,662	37.23
Vested	(15,413)	21.87
Cancelled	(326)	26.11

Nonvested at March 31, 2018	23,732	$27.05

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at December 31, 2017	32,809	$22.61

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

NOTE 9 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of the activity follows.

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2018	2017	2017
Balance at beginning of year	$9,341	$7,763	$7,763
Additions of underlying property	101	-	3,634
Disposals of underlying property	-	(820)	(1,456)
Valuation allowance	(90)	(196)	(600)
Balance at end of period	$9,352	$6,747	$9,341

During the three months ended March 31, 2018 and 2017, OREO additions were $101,000 and $0, respectively. During the three months ended March 31, 2018, there were no disposals of OREO. The Company disposed of three residential properties and three residential lots for proceeds of $846,000 and a gain of $27,000 for the three months ended March 31, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition.

The Company had $122,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2018 and December 31, 2017, respectively.

Additions to the valuation allowances of $90,000 and $196,000 were taken to adjust properties to current appraised values for the three months ended March 31, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Valuation allowance	$90	$196
Operating expenses	24	(1)
	$114	$195

NOTE 10 – SECURITIES

	March 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$7,088	$-	$291	$6,797
Residential Collateralized Mortgage Obligations ("CMOs")	49,343	13	1,789	47,567
U.S. Agency	12,542	-	507	12,035
Other investments	4,670	-	45	4,625
Total securities available for sale	$73,643	$13	$2,632	$71,024

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$28,307	$109	$754	$27,662
Residential CMOs	52,434	75	1,393	51,116
U.S. Agency	8,492	-	307	8,185
Asset-backed securities issued by Others:
Residential CMOs	612	-	49	563
Callable GSE Agency Bonds	5,015	-	105	4,910
Certificates of Deposit Fixed	2,342	-	-	2,342
U.S. government obligations	996	-	-	996
Total securities held to maturity	$98,198	$184	$2,608	$95,774

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,265	$-	$178	$7,087
Residential CMOs	45,283	12	1,158	44,137
U.S. Agency	12,863	-	346	12,517
Corporate equity securities	37	-	-	37
Bond mutual funds	4,480	27	-	4,507
Total securities available for sale	$69,928	$39	$1,682	$68,285

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$29,113	$135	$261	$28,987
Residential CMOs	54,805	62	845	54,022
U.S. Agency	8,660	-	235	8,425
Asset-backed securities issued by Others:
Residential CMOs	651	-	52	599
Callable GSE Agency Bonds	5,017	-	43	4,974
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$99,246	$197	$1,436	$98,007

At March 31, 2018, securities with an amortized cost of $35.0 million were pledged to secure certain customer deposits. At March 31, 2018, securities with an amortized cost of $3.8 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.94 years and average duration of 4.34 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.06 years and average duration of 4.42 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the three months ended March 31, 2018 and the year ended December 31, 2017.

During the three months ended March 31, 2018 and 2017, there were no securities sold from the Company’s legacy securities’ portfolios. The Company liquidated most of the acquired County First securities immediately after the legal merger and retained only the certificates of deposit fixed portfolio with an amortized cost of $2.3 million at March 31, 2018. During the year ended December 31, 2017 the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively.

The sale of HTM securities is permitted under ASC 320 “Investments - Debt Securities.” ASC 320 permits the sale of HTM securities for certain changes in circumstances. The Company will dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities that have principal payments paid down to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at March 31, 2018 were as follows:

March 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$28,029	$669	$37,629	$1,918	$65,658	$2,587
Other investments	4,377	45	-	-	4,377	45
	$32,406	$714	$37,629	$1,918	$70,035	$2,632

At March 31, 2018, the AFS investment portfolio had an estimated fair value of $71.0 million on an amortized cost of $73.6 million. AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.92 years and an average duration of 4.32 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

At December 31, 2017, the AFS investment portfolio had an estimated fair value of $68.3 million on an amortized cost of $69.9 million. AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.71 years and an average duration of 4.20 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2018 were as follows:

March 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	33,722	754	42,803	1,700	76,525	2,454
Callable GSE Agency Bonds	4,910	105	-	-	4,910	105
Asset-backed securities issued by Others	-	-	563	49	563	49
	$38,632	$859	$43,366	$1,749	$81,998	$2,608

At March 31, 2018, the HTM investment portfolio had an estimated fair value of $95.8 million on an amortized cost of $98.2 million. Of these securities, $81.4 million were asset-backed securities or bonds issued by GSEs and U.S. Agencies and $563,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. The securities with unrealized losses had an average life of 4.88 years and an average duration of 4.29 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.13 years and an average duration of 2.57 years.

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2017 were as follows:

December 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$36,607	$254	$45,119	$1,130	$81,726	$1,384
Asset-backed securities issued by Others	-	-	599	52	599	52
	$36,607	$254	$45,718	$1,182	$82,325	$1,436

At December 31, 2017, the HTM investment portfolio had an estimated fair value of $98.0 million on an amortized cost of $99.2 million. Of these securities, $81.7 million were asset-backed securities issued by GSEs and U.S. Agencies and $599,000 were asset-backed securities issued by others.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at March 31, 2018 and December 31, 2017 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2018		December 31, 2017
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$163,985	AAA	$162,337
BB	612	BB	651
B+	-	B+	-
Total	$164,597	Total	$162,988

NOTE 11 – LOANS

Loans consist of the following:

	March 31, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,537	$816,038	$817,576	63.88%	$727,314	63.25%
Residential first mortgages	-	166,390	166,390	13.00%	170,374	14.81%
Residential rentals	1,756	127,271	129,026	10.08%	110,228	9.58%
Construction and land development	110	28,116	28,226	2.21%	27,871	2.42%
Home equity and second mortgages	468	39,013	39,481	3.09%	21,351	1.86%
Commercial loans	-	52,198	52,198	4.08%	56,417	4.91%
Consumer loans	-	853	853	0.07%	573	0.05%
Commercial equipment	-	45,905	45,905	3.59%	35,916	3.12%
Gross loans	3,871	1,275,784	1,279,655	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	1,118	1,118	0.09%	1,086	0.09%
Total loans, net of deferred costs	$3,871	$1,276,902	$1,280,773		$1,151,130
Less: allowance for loan losses	-	(10,471)	(10,471)	-0.82%	(10,515)	-0.91%
Net loans	$3,871	$1,266,431	$1,270,302		$1,140,615

**All other loans include acquired Non-PCI pools at fair value.

At March 31, 2018 and December 31, 2017, the Bank’s allowance for loan losses totaled $10.5 million and $10.5 million, or 0.82% and 0.91%, respectively, of loan balances. Allowance for loan loss levels decreased in first quarter of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan fees and premiums of $1.1 million at March 31, 2018 included net deferred fees paid by customers of $2.8 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.9 million. Net deferred loan fees and premiums of $1.1 million at December 31, 2017 included net deferred fees paid by customers of $2.8 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.9 million.

Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At March 31, 2018 and December 31, 2017, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 7.1% and 6.2% of the CRE portfolio at March 31, 2018 and December 31, 2017, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Bank purchased residential first mortgages of $963,000 and $25.5 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $56.2 million or 4.4% of total gross loans of $1.28 billion at March 31, 2018 compared to $56.9 million or 5.0% of total gross loans of $1.15 billion at December 31, 2017.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of March 31, 2018 and December 31, 2017, $104.0 million and $85.0 million, respectively, were 1-4 family units and $25.0 million and $25.2 million, respectively, were apartment buildings. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $100.1 million or 7.8% of total gross loans of $1.28 billion at March 31, 2018 compared to $93.4 million or 8.1% of total gross loans of $1.15 billion at December 31, 2017.

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

Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$4,271	6	$822	3	$5,093	9
Residential first mortgages	436	3	496	1	932	4
Residential rentals	84	1	719	3	803	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	125	2	121	1	246	3
Commercial loans	1,063	3	-	-	1,063	3
Consumer loans	1	1	-	-	1	1
Commercial equipment	301	2	-	-	301	2
	$6,281	18	$2,158	8	$8,439	26

	December 31, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,148	4	$839	3	$1,987	7
Residential first mortgages	478	3	507	1	985	4
Residential rentals	84	1	741	3	825	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	134	3	123	1	257	4
Commercial loans	172	2	-	-	172	2
Consumer loans	-	-	-	-	-	-
Commercial equipment	467	3	-	-	467	3
	$2,483	16	$2,210	8	$4,693	24

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $3.7 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $8.4 million or 0.66% of total loans at March 31, 2018. Non-accrual loans can be current, but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At March 31, 2018, non-accrual loans of $8.4 million included 26 loans, of which $6.3 million, or 75% represented 9 loans and four customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included one TDR totaling $730,000 and $769,000 at March 31, 2018 and December 31, 2017, respectively. This loan is classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $198,000 from $11.7 million, or 1.02% of loans, at December 31, 2017 to $11.5 million, or 0.90% of loans, at March 31, 2018.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $7.1 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at March 31, 2018 and December 31, 2017 was $161,000 and $85,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.3 million and $876,000 at March 31, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at March 31, 2018 and December 31, 2017 was $88,000 and $100,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition.

Past due and PCI loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$3,084	$-	$4,271	$7,355	$1,537	$808,684	$817,576
Residential first mortgages	447	-	436	883	-	165,507	166,390
Residential rentals	244	-	84	328	1,756	126,942	129,026
Construction and land dev.	-	-	-	-	110	28,116	28,226
Home equity and second mtg.	19	-	125	144	468	38,869	39,481
Commercial loans	123	-	1,063	1,186	-	51,012	52,198
Consumer loans	-	-	1	1	-	852	853
Commercial equipment	325	989	301	1,615	-	44,290	45,905
Total	$4,242	$989	$6,281	$11,512	$3,871	$1,264,272	$1,279,655

	December 31, 2017
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$6,711	$1,148	$7,859	$-	$719,455	$727,314
Residential first mortgages	-	68	478	546	-	169,828	170,374
Residential rentals	-	207	84	291	-	109,937	110,228
Construction and land dev.	-	-	-	-	-	27,871	27,871
Home equity and second mtg.	19	18	134	171	-	21,180	21,351
Commercial loans	892	299	172	1,363	-	55,054	56,417
Consumer loans	-	1	-	1	-	572	573
Commercial equipment	1,012	-	467	1,479	-	34,437	35,916
Total	$1,923	$7,304	$2,483	$11,710	$-	$1,138,334	$1,150,044

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2018 and 2017 and at December 31, 2017 were as follows:

	March 31, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$27,398	$25,156	$1,750	$26,906	$290	$26,964	$279
Residential first mortgages	2,435	1,916	454	2,370	2	2,403	23
Residential rentals	1,424	1,401	-	1,401	-	1,428	16
Construction and land dev.	729	-	729	729	210	729	10
Home equity and second mtg.	309	306	-	306	-	309	2
Commercial loans	3,008	1,889	1,061	2,950	419	2,950	20
Commercial equipment	1,333	1,023	301	1,324	239	1,341	12
Total	$36,637	$31,691	$4,296	$35,987	$1,161	$36,125	$362

	December 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$33,180	$30,921	$2,008	$32,929	$370	$33,575	$1,379
Residential first mortgages	2,455	1,978	459	2,437	2	2,479	91
Residential rentals	2,389	1,981	395	2,376	18	2,432	111
Construction and land dev.	729	-	729	729	163	729	26
Home equity and second mtg.	317	317	-	317	-	318	12
Commercial loans	3,010	2,783	168	2,951	168	3,048	137
Commercial equipment	1,538	1,048	467	1,515	303	1,578	73
Total	$43,618	$39,028	$4,226	$43,254	$1,024	$44,159	$1,829

	March 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized

Commercial real estate	$20,300	$15,543	$4,564	$20,107	$795	$20,213	$225
Residential first mortgages	2,534	2,035	472	2,507	17	2,523	28
Residential rentals	3,320	2,750	570	3,320	71	3,379	30
Construction and land dev.	4,304	2,926	851	3,777	188	3,777	3
Home equity and second mtg.	232	232	-	232	-	233	1
Commercial loans	3,088	2,832	169	3,001	169	3,029	28
Commercial equipment	648	112	500	612	425	633	8
Total	$34,426	$26,430	$7,126	$33,556	$1,665	$33,787	$323

TDRs, included in the impaired loan schedules above, as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,175	9	$9,273	9
Residential first mortgages	522	2	527	2
Residential rentals	219	1	221	1
Construction and land development	729	2	729	2
Commercial loans	4	1	4	1
Commercial equipment	34	1	36	1
Total TDRs	$10,683	16	$10,790	16
Less: TDRs included in non-accrual loans	(730)	(1)	(769)	(1)
Total accrual TDR loans	$9,953	15	$10,021	15

TDRs decreased $107,000 due to principal paydowns for the three months ended March 31, 2018. There were no TDRs added or disposed of during the three months ended March 31, 2018. The Company had specific reserves of $448,000 on six TDRs totaling $2.8 million at March 31, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2018 and 2017, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	March 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$6,451	$(236)	$2	$447	$6,664
Residential first mortgages	1,144	(37)	-	(170)	937
Residential rentals	512	-	-	(53)	459
Construction and land development	462	-	-	20	482
Home equity and second mortgages	162	(7)	9	(46)	118
Commercial loans	1,013	-	-	32	1,045
Consumer loans	7	(1)	-	1	7
Commercial equipment	764	(299)	25	269	759
	$10,515	$(580)	$36	$500	$10,471

Purchase Credit Impaired**	$-	$-	$-	$-	$-

** There is no allowance for loan loss on the PCI porfolios as of March 31, 2018. A more detailed rollforward schedule will be presented if an allowance is required.

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

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2018 and 2017 and December 31, 2017.

	March 31, 2018				December 31, 2017			March 31, 2017
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$26,906	$789,133	$1,537	$817,576	$32,929	$694,385	$727,314	$20,107	$657,098	$677,205
Residential first mortgages	2,370	164,020	-	166,390	2,437	167,937	170,374	2,507	176,396	178,903
Residential rentals	1,401	125,869	1,756	129,026	2,376	107,852	110,228	3,320	97,571	100,891
Construction and land development	729	27,387	110	28,226	729	27,142	27,871	3,777	33,984	37,761
Home equity and second mortgages	306	38,707	468	39,481	317	21,034	21,351	232	21,160	21,392
Commercial loans	2,950	49,248	-	52,198	2,951	53,466	56,417	3,001	52,090	55,091
Consumer loans	1	852	-	853	-	573	573	-	439	439
Commercial equipment	1,324	44,581	-	45,905	1,515	34,401	35,916	612	41,448	42,060
	$35,987	$1,239,797	$3,871	$1,279,655	$43,254	$1,106,790	$1,150,044	$33,556	$1,080,186	$1,113,742

Allowance for loan losses:
Commercial real estate	$290	$6,374	$-	$6,664	$370	$6,081	$6,451	$795	$4,384	$5,179
Residential first mortgages	2	935	-	937	2	1,142	1,144	17	1,411	1,428
Residential rentals	-	459	-	459	18	494	512	71	283	354
Construction and land development	210	272	-	482	163	299	462	188	703	891
Home equity and second mortgages	-	118	-	118	-	162	162	-	76	76
Commercial loans	419	626	-	1,045	168	845	1,013	169	620	789
Consumer loans	1	6	-	7	-	7	7	-	5	5
Commercial equipment	239	520	-	759	303	461	764	425	962	1,387
	$1,161	$9,310	$-	$10,471	$1,024	$9,491	$10,515	$1,665	$8,444	$10,109

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

Credit Quality Indicators

Credit quality indicators as of March 31, 2018 and December 31, 2017 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017

Unrated	$72,225	$75,581	$1,313	$1,775	$29,882	$28,428
Pass	717,314	619,604	26,074	25,367	96,874	80,279
Special mention	588	-	110	-	1,247	-
Substandard	27,449	32,129	729	729	1,023	1,521
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$817,576	$727,314	$28,226	$27,871	$129,026	$110,228

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017

Unrated	$15,032	$14,356	$11,589	$10,856	$130,041	$130,996
Pass	34,228	39,118	33,224	23,581	907,714	787,949
Special mention	-	-	-	-	1,945	-
Substandard	2,938	2,943	1,092	1,479	33,231	38,801
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$52,198	$56,417	$45,905	$35,916	$1,072,931	$957,746

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	3/31/2018	12/31/2017	3/31/2018	12/31/2017

Unrated	$149,642	$152,616	$279,683	$283,612
Pass	55,453	38,081	963,167	826,030
Special mention	88	96	2,033	96
Substandard	1,541	1,505	34,772	40,306
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$206,724	$192,298	$1,279,655	$1,150,044

** Non commercial portfolios are generally evaluated based on payment activity, but may be risk graded if part if a larger commercial relationship or are credit impaired (e.g., nonaccrual loans, TDRs).

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2018	12/31/2017	3/31/2018	12/31/2017	3/31/2018	12/31/2017

Performing	$165,955	$169,896	$39,356	$21,217	$852	$573
Nonperforming	435	478	125	134	1	-
Total	$166,390	$170,374	$39,481	$21,351	$853	$573

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

Rating 10 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss”. There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.

Purchased Credit-Impaired Loans and Acquired Loans

PCI loans had an unpaid principal balance of $4.5 million and a carrying value of $3.9 million at March 31, 2018. PCI loans represented .25% of total assets at March 31, 2018. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquisition. In conjunction with the acquisition of County First Bank, the PCI loan portfolio was accounted for at the fair values as follows:

(dollars in thousands)	January 1, 2018

Contractual principal and interest at acquisition	$6,126
Nonaccretable difference	(1,093)
Expected cash flows at acquisition	5,033
Accretable yield	(517)
Basis in PCI loans at acquisition - estimated fair value	$4,517

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2018 follows:

Three Months Ended
(dollars in thousands)	March 31, 2018
Accretable yield, beginning of period	$-
Additions	517
Accretion	(58)
Reclassification from (to) nonaccretable difference	-
Other changes, net	-
Accretable yield, end of period	$459

In terms of accounting designations, compared to December 31, 2017, (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired, increased $4.1 million, or 3.6%, to $1,154.2 million; (ii) acquired performing loans increased $121.6 million to $121.6 million; and (iii) purchase credit impaired (“PCI”) loans increased $3.9 million to $3.9 million. At March 31, 2018, performing acquired loans, which totaled $121.6 million, included a $2.3 million net acquisition accounting fair market value adjustment, representing a 1.87% “mark;” and PCI loans which totaled $3.9 million, included a $666,000 adjustment, representing a 14.68% “mark.” During the three months ended March 31, 2018 there was $321,000 of accretion interest.

The following is a summary of acquired and non-acquired loans as of March 31, 2018 and December 31, 2017:

BY ACQUIRED AND NON-ACQUIRED	March 31, 2018%		December 31, 2017%

Acquired loans - performing	$121,615	9.50%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,871	0.30%	-	0.00%
Total acquired loans	125,486	9.81%	-	0.00%
Non-acquired loans**	1,154,169	90.19%	1,150,044	100.00%
Gross loans	1,279,655		1,150,044
Net deferred costs (fees)	1,118	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,280,773		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 12 – REGULATORY CAPITAL

On April 18, 2016, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”), subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. The Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.

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

As of March 31, 2018 and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Common equity	$145,657	$109,957	$176,971	$139,046
Goodwill	(10,277)	-	(10,277)	-
Core deposit intangible (net of deferred tax liability)	(2,453)	-	(2,453)	-
AOCI losses	1,898	1,191	1,898	1,191
Common Equity Tier 1 Capital	134,825	111,148	166,139	140,237
TRUPs	12,000	12,000	-	-
Tier 1 Capital	146,825	123,148	166,139	140,237
Allowable reserve for credit losses and other Tier 2 adjustments	10,522	10,545	10,522	10,545
Subordinated notes	23,000	23,000	-	-
Tier 2 Capital	$180,347	$156,693	$176,661	$150,782

Risk-Weighted Assets ("RWA")	$1,307,480	$1,169,341	$1,304,376	$1,164,478

Average Assets ("AA")	$1,570,438	$1,401,741	$1,567,684	$1,398,001

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.31%	9.51%	12.74%	12.04%
Tier 1 Capital to RWA	8.50	11.23	10.53	12.74	12.04
Tier 2 Capital to RWA	10.50	13.79	13.40	13.54	12.95
Tier 1 Capital to AA (Leverage) (2)	n/a	9.35	8.79	10.60	10.03

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the three months ending March 31, 2018. There was one transfer from Level 2 to Level 3 in the fair value hierarchy for the three months ended March 31, 2017 for premises and equipment held for sale. This asset was sold during the three months ended June 30, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the remaining six months of 2017.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2018 and December 31, 2017, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

As of March 31, 2018, the Company had three properties (previously County First branches) held for sale with fair values totaling $2.3 million that were recorded as non-recurring Level 3 assets at March 31, 2018. There were no premises and equipment held for sale as of December 31, 2017.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$47,567	$-	$47,567	$-
MBS	6,797	-	6,797	-
U.S. Agency	12,035	-	12,035	-
Other investments	4,625	-	4,625	-
Total available for sale securities	$71,024	$-	$71,024	$-

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$44,137	$-	44,137	$-
MBS	7,087	-	7,087	-
U.S. Agency	12,517	-	12,517	-
Corporate equity securities	37	-	37	-
Bond mutual funds	4,507	-	4,507	-
Total available for sale securities	$68,285	$-	$68,285	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 were included in the tables below.

(dollars in thousands)	March 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,460	$-	$-	$1,460
Residential first mortgages	452	-	-	452
Construction and land development	519	-	-	519
Commercial loans	642	-	-	642
Commercial equipment	62	-	-	62
Total loans with impairment	$3,135	$-	$-	$3,135
Premises and equipment held for sale	$2,341	$-	$-	$2,341
Other real estate owned	$9,352	$-	$-	$9,352

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,638	$-	$-	$1,638
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial loans	164	-	-	164
Total loans with impairment	$3,202	$-	$-	$3,202
Other real estate owned	$9,341	$-	$-	$9,341

Loans with impairment had unpaid principal balances of $4.3 million and $4.2 million at March 31, 2018 and December 31, 2017, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2018 and December 31, 2017.

March 31, 2018
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$3,135	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (27%)
Premises and equipment held for sale	$2,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-25% (5%)
Other real estate owned	$9,352	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

December 31, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$3,202	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (24%)

Other real estate owned	$9,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, OREO, premises and equipment and other assets and liabilities.

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

Valuation Methodology

During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. The standard update was adopted prospectively and the December 31, 2017 valuations reflect the methodologies used prior to the adoption of ASU 2016-01. Fair values at March 31, 2018 were measured using an “exit price” notion.

Prior to adopting the amendments included in the standard, the Company measured fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique for loans, time deposits and debt, to calculate the present value of expected future cash flows for financial instruments. See the Company’s methodologies disclosed in Note 20 of the Company’s 2017 Form 10-K for the fair value methodologies used as of December 31, 2017.

The exit price notion uses a similar approach as the Company’s previous methodology for valuations that used discounted cash flows, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The implementation of ASU 2016-01 was most impactful to the Company’s loan portfolio because the Company’s other financial instruments have one or several other compensating factors (e.g., quoted market prices, lower credit risk, limited liquidity risk, short durations, etc.).

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consisted of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 11. Loans are considered a Level 3 classification.

The following summarizes the valuation methodologies used as of March 31, 2018:

Investment securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB and FRB stock – Fair values are at cost, which is the carrying value of the securities.

Investment in bank owned life insurance (“BOLI”) – Fair values are at cash surrender value.

Loans receivable – The fair values for non-impaired loans are estimated using credit loss severity rates derived from market data, discount rates based on recent originations and market data, and prepayment speeds based on market data. The credit mark, discount rate and prepayment assumptions all consider segmentation and product attributes, such as duration and interest rates (e.g., fixed vs. variable interest).

Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt or discounted cash flows. These loans are not valued using the method described for non-impaired loans because management believes the identification of impaired loans and specific allowance, if needed, approximates fair value.

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at March 31, 2018 and December 31, 2017.

Deposits - The fair value of checking accounts, saving accounts and money market accounts were the amount payable on demand at the reporting date.

Time certificates - The fair value was determined using the recent issuance rates and market rate analysis on similar products to determine a discount rate.

FHLB - Long-term debt and short-term borrowings – The fair value was determined by applying the prepayment penalty and accrued interest payable of the specific borrowings.

Guaranteed preferred beneficial interest in junior subordinated securities (TRUPs) - The fair value was determined using the recent issuance rates for trust preferred or similar borrowings to determine a discount rate.

Subordinated notes - The fair value was determined using the recent issuance rates for subordinated debt or similar borrowings to determine a discount rate.

Off-balance sheet instruments - The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused.

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2018			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$71,024	$71,024	$-	$71,024	$-
Investment securities - HTM	98,198	95,774	996	94,778	-
FHLB Stock	5,587	5,587	-	5,587	-
Loans Receivable	1,270,302	1,243,535	-	-	1,243,535
Investment in BOLI	35,619	35,619	-	35,619	-

Liabilities
Savings, NOW and money market accounts	$807,460	$807,460	$-	$807,460	$-
Time deposits	478,476	472,784	-	472,784	-
Long-term debt	45,483	45,725	-	45,725	-
Short term borrowings	51,500	51,692	-	51,692	-
TRUPs	12,000	9,599	-	9,599	-
Subordinated notes	23,000	23,059	-	23,059	-

See the Company’s methodologies disclosed in Note 20 of the Company’s 2017 Form 10-K for the fair value methodologies used as of December 31, 2017:

December 31, 2017			Fair Value Measurements
Description of Asset (dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$68,285	$68,285	$-	$68,285	$-
Investment securities - HTM	99,246	98,007	1,000	97,007	-
FHLB Stock	7,276	7,276	-	7,276	-
Loans Receivable	1,140,615	1,097,592	-	-	1,097,592
Investment in BOLI	29,398	29,398	-	29,398	-

Liabilities
Savings, NOW and money market accounts	$654,632	$654,632	$-	$654,632	$-
Time deposits	451,605	453,644	-	453,644	-
Long-term debt	55,498	57,421	-	57,421	-
Short term borrowings	87,500	87,208	-	87,208	-
TRUPs	12,000	9,400	-	9,400	-
Subordinated notes	23,000	22,400	-	22,400	-

At March 31, 2018 and December 31, 2017, the Company had outstanding loan commitments and standby letters of credit of $46.2 million and $65.6 million, respectively and $21.3 million and $17.9 million, respectively. Additionally, at March 31, 2018 and December 31, 2017, customers had $205.9 million and $162.2 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition; plans regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from County First acquisition may not be realized within the expected time frames; costs or difficulties related to integration matters might be greater than expected; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2017, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”). The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this Report or in its filings with the SEC, accessible on the SEC’s Web site at www.sec.gov. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required under the rules and regulations of the SEC.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At March 31, 2018 and December 31, 2017, the allowance for loan losses was $10.5 million and $10.5 million, respectively, or 0.82% and 0.91%, respectively, of total loans. Allowance for loan loss levels decreased in first quarter of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 6 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2017 and the discussion in this MD&A.

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

For additional information regarding OREO, refer to Notes 1 and 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2017.

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

For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 12 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2017.

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

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including the Bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

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

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10-K for the year ended December 31, 2017 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

USE OF NON-GAAP FINANCIAL MEASURES

Statements included in management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures, and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedules that immediately follow:

THE COMMUNITY FINANCIAL CORPORATION

RECONCILIATION OF NON-GAAP MEASURES

THREE MONTHS ENDED

Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE

This 10-Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs and the fourth quarter 2017 income tax expense attributable to the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the recently enacted Tax Cuts and Jobs Act. These expenses are not considered part of recurring operations, such as “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	(Unaudited)	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	March 31, 2017

Net (loss) income (as reported)	$1,222	$2,342
Impact of Tax Cuts and Jobs Act	-	-
Merger and acquisition costs (net of tax)	2,135	10
Non-GAAP operating net income	$3,357	$2,352

Income before income taxes (as reported)	$1,755	$3,790
Merger and acquisition costs ("M&A")	2,868	17
Adjusted pretax income	4,623	3,807
Income tax expense	1,266	1,455
Non-GAAP operating net income	$3,357	$2,352

GAAP diluted earnings per share ("EPS")	$0.22	$0.51
Non-GAAP operating diluted EPS before M&A	$0.61	$0.51

GAAP return on average assets ("ROAA')	0.31%	0.70%
Non-GAAP operating ROAA before M&A	0.85%	0.70%

GAAP return on average common equity ("ROACE")	3.33%	8.78%
Non-GAAP operating ROACE before M&A	9.15%	8.81%

Net income (as reported)	$1,222	$2,342
Weighted average common shares outstanding	5,547,715	4,630,398
Average assets	$1,581,538	$1,337,814
Average equity	146,712	106,741

THE COMMUNITY FINANCIAL CORPORATION

RECONCILIATION OF NON-GAAP MEASURES

Reconciliation of US GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.

This 10-Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	(Unaudited)	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017

Total assets	$1,576,996	$1,405,961
Less: intangible assets
Goodwill	10,277	-
Core deposit intangible	3,385	-
Total intangible assets	13,662	-
Tangible assets	$1,563,334	$1,405,961

Total common equity	$145,657	$109,957
Less: intangible assets	13,662	-
Tangible common equity	$131,995	$109,957

Common shares outstanding at end of period	5,573,841	4,649,658

GAAP common equity to assets	9.24%	7.82%
Non-GAAP tangible common equity to tangible assets	8.44%	7.82%

GAAP common book value per share	$26.13	$23.65
Non-GAAP tangible common book value per share	$23.68	$23.65

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)
	March 31, 2018	March 31, 2017
KEY OPERATING RATIOS
Return on average assets	0.31%	0.70%
Return on average common equity	3.33	8.78
Average total equity to average total assets	9.28	7.98
Interest rate spread	3.36	3.29
Net interest margin	3.54	3.40
Cost of funds	0.84	0.74
Cost of deposits	0.62	0.48
Cost of debt	2.59	2.24
Efficiency ratio	83.80	63.89
Non-interest expense to average assets	2.95	2.21
Net operating expense to average assets	2.69	1.94
Avg. int-earning assets to avg. int-bearing liabilities	121.10	116.29
Net charge-offs to average loans	0.17	0.05
COMMON SHARE DATA
Basic net income per common share	$0.22	$0.51
Diluted net income per common share	0.22	0.51
Cash dividends paid per common share	0.10	0.10
Weighted average common shares outstanding:
Basic	5,547,715	4,628,357
Diluted	5,547,715	4,630,398

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,576,996	$1,405,961	$171,035	12.2
Gross loans	1,279,655	1,150,044	129,611	11.3
Classified Assets	44,736	50,298	(5,562)	(11.1)
Allowance for loan losses	10,471	10,515	(44)	(0.4)

Past due loans - 31 to 89 days	5,231	9,227	(3,996)	(43.3)
Past due loans >=90 days	6,281	2,483	3,798	153.0
Total past due (delinquency) loans	11,512	11,710	(198)	(1.7)

Non-accrual loans (a)	8,439	4,693	3,746	79.8
Accruing troubled debt restructures (TDRs) (b)	9,953	10,021	(68)	(0.7)
Other real estate owned (OREO)	9,352	9,341	11	0.1
Non-accrual loans, OREO and TDRs	$27,744	$24,055	$3,689	15.3
ASSET QUALITY RATIOS
Classified assets to total assets	2.84%	3.58%
Classified assets to risk-based capital	24.81	32.10
Allowance for loan losses to total loans	0.82	0.91
Allowance for loan losses to non-accrual loans	124.08	224.06
Past due loans - 31 to 89 days to total loans	0.41	0.80
Past due loans >=90 days to total loans	0.49	0.22
Total past due (delinquency) to total loans	0.90	1.02
Non-accrual loans to total loans	0.66	0.41
Non-accrual loans and TDRs to total loans	1.44	1.28
Non-accrual loans and OREO to total assets	1.13	1.00
Non-accrual loans, OREO and TDRs to total assets	1.76	1.71

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017
COMMON SHARE DATA
Book value per common share	$26.13	$23.65
Tangible book value per common share**	23.68	***
Common shares outstanding at end of period	5,573,841	4,649,658
OTHER DATA
Full-time equivalent employees	200	165
Branches (c)	16	11
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.35%	8.79%
Tier 1 common capital to risk-weighted assets	10.31	9.51
Tier 1 capital to risk-weighted assets	11.23	10.53
Total risk-based capital to risk-weighted assets	13.80	13.40
Common equity to assets	9.24%	7.82%
Tangible common equity to tangible assets **	8.44%	***

** Non-GAAP financial measure. See reconciliation of GAAP and NON-GAAP measures.

*** The Company had no intangible assets before January 1, 2018.

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At March 31, 2018 and December 31, 2017, the Bank had total TDRs of $9.9 million and $10.8 million, respectively, with $730,000 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

(c) The Company plans to close four of the five acquired branches in May 2018.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation (the “Company”).

The Company’s branches are located at its main office in Waldorf, Maryland, and 11 branch offices1 in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata, Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch.

The Bank has increased assets primarily with organic loan growth until its first acquisition of County First in January 2018. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. Our business model is customer-focused, utilizing relationship teams to provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. As a community bank this is what gives us the competitive advantage. We consider excelling at customer service to be a critical part of our culture. The Bank’s marketing is also directed towards increasing its balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients.

On January 1, 2018, the Company completed its previously announced merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (i) $1.00 in cash consideration (the “Cash Consideration”) plus (ii) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million.

The County First Bank acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First Bank, as of January 1, 2018, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First Bank's net assets will be allocated to goodwill. At December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank intends to keep the La Plata branch open and consolidate the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018. See NOTE 2 – BUSINESS COMBINATION AND GOODWILL in this 10-Q for additional information.

1 As of March 31, 2018, the Company had 16 branches, including the main office in Waldorf. This number included five County First Bank branches. The Company plans to close four County First branches in May 2018. The County First La Plata branch will remain open.

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

Although the increased tax expense related to the deferred tax revaluation and merger and acquisition costs decreased net income, earnings per share and returns on average assets and common equity for the year, management believes the reduced federal income tax rate and the efficiencies from the County First acquisition will be accretive in 2018. The Company completed a very strong 2017 with operating net income growing at a record pace for the Company. Operating earnings per share increased to $2.31 per share, an increase of $0.72 or 45% from $1.59 per share in 2016. Operating return on average assets and operating return on average common equity increased to 0.78% and 9.70%, respectively, compared to 0.60% and 7.09% in 2016.

We accomplished the increased profitability primarily by controlling expense growth and improving asset quality. The Company’s efficiency ratio averaged in the low 60s for the year ended December 31, 2017. The Company’s cost control efforts and continued asset growth continued to create operating leverage in 2017.

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

2018 First Quarter Operations Summary

At March 31, 2018, we had total assets of $1.6 billion, a 12.2% increase from total assets of $1.4 billion at December 31, 2017. The largest components of our total assets are loans, cash and cash equivalents, securities and bank owned life insurance (“BOLI”) which were $1.3 billion, $34.5 million, $169.2 million and $35.6 million, respectively, at March 31, 2018. Comparatively, our loans, cash and cash equivalents and securities totaled $1.1 billion, $15.4 million, $167.5 million and $29.4 million, respectively, at December 31, 2017. Our liabilities and stockholders’ equity at March 31, 2018 totaled $1.4 billion and $145.7 million, respectively, compared to liabilities of $1.3 billion and stockholders’ equity of $110.0 million at December 31, 2017. The principal component of our liabilities is deposits which were $1.3 billion and $1.1 billion at March 31, 2018 and December 31, 2017, respectively.

The Company reported net income of $1.2 million, or $0.22 per share, for the three months ended March 31, 2018 compared to net income of $2.3 million, or $0.51 per share, for the three months ended March 31, 2017. The Company reported a net loss of $459,000, or ($0.10) per share for the three months ended December 31, 2017. The decrease in net income from the first and fourth quarters of 2017, resulted primarily from $2.9 million in merger-related costs incurred in the first quarter of 2018. Merger and acquisition costs for the three months ended March 2018, included $1.3 million of termination costs of County First’s core processing contract as well as investment banking, legal fees and the costs of employee agreements and severance for terminations that occurred as of the end of the quarter. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First associated with the January 1, 2018 acquisition and from a lower effective tax rate as a result of the passage of the Tax Cut and Jobs Act Of 2017 in December 2017.

Return on average assets and earnings per share improved to 0.31% and $0.22 in the first quarter of 2018 compared (0.13%) and $(0.10) in the fourth quarter of 2017 and declined from 0.70% and $0.51 in the first quarter of 2017. Operating return on average assets and operating earnings per share improved to 0.85% and $0.61 in the first quarter of 2018 from 0.72% and $0.54 in the fourth quarter and $0.70% and $0.51 in the first quarter of 2017. The improvement in core earnings compared to the prior quarter and the same quarter in 2017, was the result of increased net interest income and net interest margin, while continuing management’s focus on expense control. Net interest margin increased 25 basis points to 3.54% in the first quarter of 2018 compared to 3.29% in the fourth quarter of 2017. Net interest margin increased 14 basis points to 3.54% in the first quarter of 2018 compared to 3.40% in the first quarter of 2017. Net interest margin increased due to the acquisition of low cost transaction deposits and higher yielding loans from County First, the continued trend of higher loan yields on repricing loans and new loans, and the pay down of wholesale funding during the first quarter of 2018. The accretion of the purchase accounting fair value mark was $321,000, representing approximately 10 basis points of the net interest margin expansion in the first quarter of 2018. Wholesale funding, which includes traditional brokered deposits and FHLB advances, decreased $64.7 million from $261.9 million (18.7% of assets) at December 31, 2017 to $197.2 million (12.5% of assets) at March 31, 2018.

Noninterest expense of $11.7 million for the three months ended March 31, 2018 increased $4.3 million and $4.0 million, respectively, compared to $7.4 million and $7.7 million for the three months ended March 31, 2017 and the prior quarter, primarily due to the County First acquisition. Merger and acquisition costs of $2.9 million were recorded in the first quarter of 2018 as well as additional costs related to supporting five operating County First branches. The Company will continue to carry additional noninterest expense in the second and third quarters of 2018 until the four branch closures are complete and duplicate vendors and processes are discontinued. Noninterest expense of $8.8 million in the first quarter of 2018, excluding merger and acquisition costs reflected management’s expected expense run rate of between $8.9 and $9.1 million for the first two quarters of 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Earnings Summary

The Company reported net income of $1.2 million, or $0.22 per share, for the three months ended March 31, 2018 compared to net income of $2.3 million, or $0.51 per share, for the three months ended March 31, 2017. The decrease in net income resulted primarily from $2.9 million in merger-related costs, which included $1.3 million of termination costs of County First’s core processing contract as well as investment banking, legal fees and the costs of employee agreements and severance for terminations that occurred as of the end of the quarter. The Company will continue to carry additional noninterest expense in the second and third quarters of 2018, until the four branch closures are complete and duplicate vendors and processes are discontinued. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First associated with the January 1, 2018 acquisition and from a lower effective tax rate. The lower effective tax rate was the result of the reduction in the corporate income tax rate under the December 2017 enactment of the Tax Cuts and Jobs Act. The Company’s return on average assets (“ROAA”) and return on average common equity (“ROACE”) were 0.31% and 3.33% for the first quarter of 2018 compared to 0.70% and 8.78% for the first quarter of 2017.

The Company reported operating net income, which excludes merger-related expenses, of $3.4 million, or $0.61 per share, three months ended March 31, 2018. This compares to operating net income of $2.3 million, or $0.51 per share for the three months ended March 31, 2017. Operating net income reflects higher net interest income and higher noninterest income partially offset by higher noninterest expense, much of which is associated with the acquisition of County First. The Company’s operating ROAA and ROACE were 0.85% and 9.15% for the first quarter of 2018 compared to 0.70% and 8.81% for the first quarter of 2017.

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

Net interest income totaled $12.9 million for the three months ended March 31, 2018, which represents a $2.2 million, or 20.8%, increase from $10.7 million for the three months ended March 31, 2017. Average total earning assets increased $202.4 million, or 16.1%, for the three months ended March 31, 2018 to $1,456.9 million compared to $1,254.5 million for the three months ended March 31, 2017. The increase in average total earning assets for the three months ended March 31, 2018 from the comparable quarter in 2017, resulted primarily from a $191.0 million, or 17.6%, increase in average loans as a result of organic growth and the acquisition of County First and a $11.4 million, or 6.6%, increase in average investments. Interest income increased $3.0 million for the three months ended March 31, 2018 compared to the first quarter of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $2.3 million and higher interest yields accounting for $690,000.

Average total interest-bearing liabilities increased $124.3 million, or 11.5%, for the three months ended March 31, 2018 to $1,203.1 million compared to $1,078.8 million for the three months ended March 31, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $77.5 million, or 54.5%, to $219.7 million compared to $142.2 million. Interest expense increased $755,000 for the three months ended March 31, 2018 compared to the first quarter of 2017. The increase in interest expense resulted from larger average balances of interest-bearing liabilities contributing $113,000 and higher interest rates accounting for $642,000.

Net interest margin of 3.54% was 14 basis points higher than the 3.40% for the three months ended March 31, 2017. The increase in net interest margin from the first quarter of 2017 resulted primarily from a 21 basis point increase in yield on loans, due primarily to higher contractual interest rates on new and repricing loans, the recognition of the acquired performing fair value mark related to County First and the addition of higher yielding loans from the County First acquisition. There was $321,000 of accretion interest in the first quarter of 2018. These increases were partially offset by a decrease in margin due to a 17 basis point increase in the cost of interest-bearing liabilities. The Company’s cost of funds increased 10 basis points from 0.74% for the three months ended March 31, 2017 to 0.84% for the three months ended March 31, 2018.

During first quarter of 2018, the County First acquisition of and the management of funding more than offset increased rates on deposit accounts and wholesale funding due to the Federal Reserve’s actions to raise short-term interest rates. Additionally, net interest margin was positively impacted by the acquisition of County First’s lower cost transaction deposit accounts and the pay down of wholesale funding with County First cash and the sale of securities in January 2018. The Company’s net interest margin increased 25 basis points to 3.54% in the first quarter of 2018 compared to 3.29% in the fourth quarter of 2017.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands )	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$14,726	$11,970	$2,756	23.0%
Taxable interest and dividends on investment securities	1,095	946	149	15.8%
Interest on deposits with banks	72	6	66	1100.0%
Total Interest and Dividend Income	15,893	12,922	2,971	23.0%

Interest Expenses
Deposits	1,956	1,269	687	54.1%
Short-term borrowings	283	147	136	92.5%
Long-term debt	764	832	(68)	(8.2%)
Total Interest Expenses	3,003	2,248	755	33.6%

Net Interest Income (NII)	$12,890	$10,674	$2,216	20.8%

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended March 31,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$74,944	0.06%	$51,419	0.05%
Interest-bearing demand and money market accounts	496,995	0.44%	412,077	0.30%
Certificates of deposit	469,248	1.19%	440,527	0.87%
Total interest-bearing deposits	1,041,187	0.75%	904,023	0.56%
Noninterest-bearing demand deposits	219,703		142,189
	$1,260,890	0.62%	$1,046,212	0.48%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Three Months Ended March 31,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,041,187	0.75%	73.18%	$904,023	0.56%	74.04%
Debt	161,910	2.59%	11.38%	174,760	2.24%	14.31%
Total interest-bearing liabilities	1,203,097	1.00%	84.56%	1,078,783	0.83%	88.35%
Noninterest-bearing demand deposits	219,703		15.44%	142,189		11.65%
Total funds	$1,422,800	0.84%	100.00%	$1,220,972	0.74%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2018 and 2017, respectively. There are no tax equivalency adjustments.

	For the Three Months Ended March 31,
		2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost

Assets
Interest-earning assets:
Commercial real estate	$816,954	$9,321	4.56%	$668,356	$7,388	4.42%
Residential first mortgages	169,075	1,573	3.72%	174,332	1,665	3.82%
Residential rentals	127,630	1,636	5.13%	101,199	1,157	4.57%
Construction and land development	28,838	373	5.17%	38,591	430	4.46%
Home equity and second mortgages	40,348	515	5.11%	20,990	217	4.14%
Commercial and equipment loans	100,358	1,294	5.16%	88,577	1,104	4.99%
Consumer loans	868	14	6.45%	424	9	8.49%
Allowance for loan losses	(10,716)	-	0.00%	(10,068)	-	0.00%
Loan portfolio (1)	1,273,355	14,726	4.63%	1,082,401	11,970	4.42%
Investment securities, federal funds
sold and interest-bearing deposits	183,567	1,167	2.54%	172,131	952	2.21%
Total Interest-Earning Assets	1,456,922	15,893	4.36%	1,254,532	12,922	4.12%
Cash and cash equivalents	26,053			11,289
Goodwill	10,145			-
Core deposit intangible	3,479			-
Other assets	84,939			71,993
Total Assets	$1,581,538			$1,337,814

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings	$74,944	$12	0.06%	$51,419	$6	0.05%
Interest-bearing demand and money market accounts	496,995	543	0.44%	412,077	308	0.30%
Certificates of deposit	469,248	1,401	1.19%	440,527	954	0.87%
Long-term debt	50,377	285	2.26%	61,882	366	2.37%
Short-term borrowings	76,533	283	1.48%	77,878	147	0.76%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%

TRUPS	12,000	120	4.00%	12,000	108	3.60%

Total Interest-Bearing Liabilities	1,203,097	3,003	1.00%	1,078,783	2,248	0.83%
Noninterest-bearing demand deposits	219,703			142,189
Other liabilities	12,026			10,101
Stockholders' equity	146,712			106,741
Total Liabilities and Stockholders' Equity	$1,581,538			$1,337,814

Net interest income		$12,890			$10,674
Interest rate spread			3.36%			3.29%
Net yield on interest-earning assets			3.54%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.10%			116.29%
Cost of funds			0.84%			0.74%
Cost of deposits			0.62%			0.48%
Cost of debt			2.59%			2.24%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $321,000 of accretion interest during the three months ended March 31, 2018.

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

For the Three Months Ended March 31, 2018

compared to the Three Months Ended

March 31, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$2,208	$548	$2,756
Investment securities, federal funds sold and interest bearing deposits	73	142	215
Total interest-earning assets	$2,281	$690	$2,971

Interest-bearing liabilities:
Savings	4	2	6
Interest-bearing demand and money market accounts	93	142	235
Certificates of deposit	86	361	447
Long-term debt	(65)	(16)	(81)
Short-term borrowings	(5)	141	136
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	12	12
Total interest-bearing liabilities	$113	$642	$755
Net change in net interest income	$2,168	$48	$2,216

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $321,000 of accretion interest during the three months ended March 31, 2018.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Provision for loan losses	$500	$380	$120	31.6%

The provision for loan losses increased $120,000 to $500,000 for the three months ended March 31, 2018 compared to $380,000 for the three months ended March 31, 2017. Net charge-offs of $544,000 were recognized for the three months ended March 31, 2018 compared to net charge-offs of $131,000 for the three months ended March 31, 2017. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$53	$47	$6	12.8%
Net gains (losses) on sale of OREO	-	27	(27)	(100.0%)
Income from bank owned life insurance	226	191	35	18.3%
Service charges	752	610	142	23.3%
Total Noninterest Income	$1,031	$875	$156	17.8%

Noninterest income of $1.0 for the first quarter of 2018 increased by $151,000 compared to the three months ended March 31, 2017. The increase in noninterest income was primarily due to additional service charge income from the acquisition of County First’s deposit relationships and from the monthly income earned from approximately $6.3 million of Bank Owned Life Insurance acquired in the transaction.

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$5,047	$4,313	$734	17.0%
OREO valuation allowance and expenses	114	195	(81)	(41.5%)
Merger and acquisition costs	2,868	17	2,851	n/a
Operating expenses	3,638	2,854	784	27.5%
Total Noninterest Expense	$11,667	$7,379	$4,288	58.1%

	Three Months Ended March 31,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$5,047	$4,313	$734	17.0%
Occupancy expense	766	653	113	17.3%
Advertising	159	108	51	47.2%
Data processing expense	683	577	106	18.4%
Professional fees	352	320	32	10.0%
Merger & acquisition costs	2,868	17	2,851	16770.6%
Depreciation of premises and equipment	199	199	-	0.0%
Telephone communications	99	51	48	94.1%
Office supplies	40	32	8	25.0%
FDIC Insurance	198	166	32	19.3%
OREO valuation allowance and expenses	114	195	(81)	(41.5%)
Core deposit intangible amortization	205	-	205	n/a
Other	937	748	189	25.3%
Total Noninterest Expense	$11,667	$7,379	$4,288	58.1%

Noninterest expense of $11.7 million for the three months ended March 31, 2018, increased $4.3 million, or 58.1%, compared to $7.4 million in the first quarter of 2017. Noninterest expense, excluding merger-related expenses, increased $1.4 million, or 19.5%, to $8.8 million in the first quarter 2018 compared to $7.4 million in the first quarter of 2017. Overall the increases in noninterest expenses were due primarily to increases in salary and employee benefits due to the addition of County First employees. Other increases from the comparable periods were to occupancy expense, data processing expense, core deposit intangible amortization, advertising expense and FDIC insurance expense, all of which were due primarily to the acquisition of County First. The Company has scheduled the closing of four of the five acquired branches in May 2018 with a positive impact on the Company’s expense run rate expected in the second half of 2018 due to lower overhead.

Income Tax Expense

The Company’s consolidated effective tax rate was 30.4% for the three months ended March 31, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes. The Company’s normal effective rate as of March 31, 2018 was 27.52% (19.27% for federal; 8.25% for state). The Company’s consolidated effective tax rate was 38.2% in the first quarter of 2017.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017

Assets

Total assets increased $171.0 million, or 12.2%, to $1.6 billion at March 31, 2018 compared to total assets of $1.4 billion at December 31, 2017, primarily as a result of the acquisition of County First. Cash and cash equivalents increased $19.0 million, or 123.5%, to $34.5 million and total securities increased $1.7 million, to $169.2 million. Gross loans increased 11.3% or $129.6 million from $1,150.0 million at December 31, 2017 to $1,279.7 million at March 31, 2018, primarily due to the acquisition. The differences in allocations between the cash and investment categories reflect operational needs. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change

Cash and due from banks	$29,739	$13,315	$16,424	123.3%
Federal funds sold	730	-	730	n/a
Interest-bearing deposits with banks	3,986	2,102	1,884	89.6%
Securities available for sale (AFS), at fair value	71,024	68,285	2,739	4.0%
Securities held to maturity (HTM), at amortized cost	98,198	99,246	(1,048)	(1.1%)
FHLB stock - at cost	5,587	7,276	(1,689)	(23.2%)
Net Loans	1,270,302	1,140,615	129,687	11.4%
Goodwill	10,277	-	10,277	n/a
Premises and equipment, net	22,496	21,391	1,105	5.2%
Premises and equipment held for sale	2,341	-	2,341	n/a
Other real estate owned (OREO)	9,352	9,341	11	0.1%
Accrued interest receivable	4,749	4,511	238	5.3%
Investment in bank owned life insurance	35,619	29,398	6,221	21.2%
Core deposit intangible	3,385	-	3,385	n/a
Other assets	9,211	10,481	(1,270)	(12.1%)
Total Assets	$1,576,996	$1,405,961	$171,035	12.2%

The Bank acquired $144.1 million of County First principal loan balances on January 1, 2018. During the first quarter of 2018, there were several County First relationships that the Company encouraged to seek other financing. This contributed to a decrease in the first quarter of $12.3 million in acquired principal balances. Net growth of the Bank’s legacy portfolio was $781,000 with commercial real estate growing $17.4 million at an annual rate of 9.6%, substantially offset by payoffs of other commercial legacy loans primarily from customer sales of underlying collateral.

The acquisition of County First led to a slight shift in loan mix at March 31, 2018 compared to December 31, 2017. The combination of commercial and industrial and owner-occupied real estate loans increased $21 million from $378 million (33% of loans) at December 31, 2017 to $399 million (31% of loans) at March 31, 2018. Regulatory concentrations for non-owner occupied commercial real estate and construction decreased from 309.6% and 65.5% at December 31, 2017 to 294.2% and 65.3%at March 31, 2018.

The following is a breakdown of the Company’s loan portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,537	$816,038	$817,576	63.88%	$727,314	63.25%
Residential first mortgages	-	166,390	166,390	13.00%	170,374	14.81%
Residential rentals	1,756	127,271	129,026	10.08%	110,228	9.58%
Construction and land development	110	28,116	28,226	2.21%	27,871	2.42%
Home equity and second mortgages	468	39,013	39,481	3.09%	21,351	1.86%
Commercial loans	-	52,198	52,198	4.08%	56,417	4.91%
Consumer loans	-	853	853	0.07%	573	0.05%
Commercial equipment	-	45,905	45,905	3.59%	35,916	3.12%
Gross loans	3,871	1,275,784	1,279,655	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	1,118	1,118	0.09%	1,086	0.09%
Total loans, net of deferred costs	$3,871	$1,276,902	$1,280,773		$1,151,130
Less: allowance for loan losses	-	(10,471)	(10,471)	-0.82%	(10,515)	-0.91%
Net loans	$3,871	$1,266,431	$1,270,302		$1,140,615

**All other loans include acquired Non-PCI pools at fair value.

The following is a breakdown of acquired and non-acquired loans as of March 31, 2018:

BY ACQUIRED AND NON-ACQUIRED	March 31, 2018%		December 31, 2017%

Acquired loans - performing	$121,615	9.50%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,871	0.30%	-	0.00%
Total acquired loans	125,486	9.81%	-	0.00%
Non-acquired loans**	1,154,169	90.19%	1,150,044	100.00%
Gross loans	1,279,655		1,150,044
Net deferred costs (fees)	1,118	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,280,773		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

In terms of accounting designations, compared to 2017Q4: (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired, increased $4.1 million, or 3.6%, to $1,154.2 million; (ii) acquired performing loans increased $121.6 million to $121.6 million; and (iii) purchase credit impaired (“PCI”) loans increased $3.9 million to $3.9 million. At March 31, 2018, performing acquired loans, which totaled $121.6 million, included a $2.3 million net acquisition accounting fair market value adjustment, representing a 1.87% “mark;” and PCI loans which totaled $3.9 million, included a $666,000 adjustment, representing a 14.68% “mark.”

Asset Quality

The following tables show asset quality ratios at March 31, 2018 and December 31, 2017.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,576,996	$1,405,961	$171,035	12.2%
Gross loans	1,279,655	1,150,044	129,611	11.3
Classified Assets	44,736	50,298	(5,562)	(11.1)
Allowance for loan losses	10,471	10,515	(44)	(0.4)

Past due loans - 31 to 89 days	5,231	9,227	(3,996)	(43.3)
Past due loans >=90 days	6,281	2,483	3,798	153.0
Total past due (delinquency) loans	11,512	11,710	(198)	(1.7)

Non-accrual loans (a)	8,439	4,693	3,746	79.8
Accruing troubled debt restructures (TDRs) (b)	9,953	10,021	(68)	(0.7)
Other real estate owned (OREO)	9,352	9,341	11	0.1
Non-accrual loans, OREO and TDRs	$27,744	$24,055	$3,689	15.3
ASSET QUALITY RATIOS
Classified assets to total assets	2.84%	3.58%
Classified assets to risk-based capital	24.81	32.10
Allowance for loan losses to total loans	0.82	0.91
Allowance for loan losses to non-accrual loans	124.08	224.06
Past due loans - 31 to 89 days to total loans	0.41	0.80
Past due loans >=90 days to total loans	0.49	0.22
Total past due (delinquency) to total loans	0.90	1.02
Non-accrual loans to total loans	0.66	0.41
Non-accrual loans and TDRs to total loans	1.44	1.28
Non-accrual loans and OREO to total assets	1.13	1.00
Non-accrual loans, OREO and TDRs to total assets	1.76	1.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At March 31, 2018 and December 31, 2017, the Bank had total TDRs of $9.9 million and $10.8 million, respectively, with $730,000 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.

Classified assets decreased $5.6 million from $50.3 million at December 31, 2017 to $44.7 million at March 31, 2018. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2018 and December 31, 2017, 2016, 2015 and 2014, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of March 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Classified loans
Substandard	$34,772	$40,306	$30,463	$31,943	$46,735
Doubtful	-	-	137	861	-
Loss	-	-	-	-	-
Total classified loans	34,772	40,306	30,600	32,804	46,735
Special mention loans	2,033	96	-	1,642	5,460
Total classified and special mention loans	$36,805	$40,402	$30,600	$34,446	$52,195

Classified loans	34,772	40,306	30,600	32,804	46,735
Classified securities	612	651	883	1,093	1,404
Other real estate owned	9,352	9,341	7,763	9,449	5,883
Total classified assets	$44,736	$50,298	$39,246	$43,346	$54,022

Total classified assets as a percentage of total assets	2.84%	3.58%	2.94%	3.79%	4.99%
Total classified assets as a percentage of Risk Based Capital	24.81%	32.10%	26.13%	30.19%	39.30%

Non-accrual loans and OREO to total assets increased from 1.00% at December 31, 2017 to 1.13%at March 31, 2018. Non-accrual loans, OREO and TDRs to total assets increased $3.7 million from $24.1 million or 1.71% at December 31, 2017 to $27.8 million or 1.76% at March 31, 2018. The $3.7 million increase in non-accrual balances was principally due to two well-secured commercial customer relationships that became non-accrual for three months ended March 31, 2018. The first relationship is $2.3 million in loans with short-term operational cash flow shortfalls that may be addressed with additional working capital provided by an investor. For the second relationship, in three months ended March 31, 2018, the Bank charged-off $200,000 of a loan of $2.1 million to adjust the loan’s carrying value to the fair value of the collateral, which is a property awaiting the court’s foreclosure ratification. The property was purchased at the foreclosure auction by a third party with no financing being provided by the Bank.

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $3.7 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $8.4 million or 0.66% of total loans at March 31, 2018. Non-accrual loans can be current, but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At March 31, 2018, non-accrual loans of $8.4 million included 26 loans, of which $6.3 million, or 75% represented nine loans and four customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included one TDR totaling $730,000 and $769,000 at March 31, 2018 and December 31, 2017. This loan is classified solely as non-accrual for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $198,000 from $11.7 million, or 1.02% of loans, at December 31, 2017 to $11.5 million, or 0.90% of loans, at March 31, 2018.

TDRs decreased $107,000 due to principal paydowns for the three months ended March 31, 2018. There were no TDRs added or disposed of during the three months ended March 31, 2018. The Company had specific reserves of $448,000 on six TDRs totaling $2.8 million at March 31, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project mentioned previously. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017. The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$9,175	9	$9,273	9
Residential first mortgages	522	2	527	2
Residential rentals	219	1	221	1
Construction and land development	729	2	729	2
Commercial loans	4	1	4	1
Commercial equipment	34	1	36	1
Total TDRs	$10,683	16	$10,790	16
Less: TDRs included in non-accrual loans	(730)	(1)	(769)	(1)
Total accrual TDR loans	$9,953	15	$10,021	15

The company reported a $500,000 provision for loan loss expense three months ended March 31, 2018 compared to a provision of $380,000 for the three months ended March 31, 2017. Allowance for loan loss levels decreased to 0.82% of total loans at March 31, 2018 compared to 0.91% at December 31, 2017 due to the addition of County First loans for which no allowance was provided for in accordance with purchase accounting standards. Net charge-offs of $544,000 were recognized three months ended March 31, 2018 compared to net charge-offs of $131,000 for the three months ended March 31, 2017. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a summary roll forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively:

(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017

Beginning of period	$10,515	$10,435	$9,860

Charge-offs	(580)	(13)	(148)
Recoveries	36	63	17
Net charge-offs	(544)	50	(131)

Provision for loan losses	500	30	380
End of period	$10,471	$10,515	$10,109

Net charge-offs to average loans (annualized)	-0.17%	0.02%	-0.05%

Breakdown of general and specific allowance as a percentage of gross loans
General allowance	$9,310	$9,491	$8,444
Specific allowance	1,161	1,024	1,665
	$10,471	$10,515	$10,109
General allowance	0.73%	0.82%	0.76%
Specific allowance	0.09%	0.09%	0.15%
Allowance to gross loans	0.82%	0.91%	0.91%

Allowance to non-acquired gross loans	0.91%	0.91%	0.91%

Total acquired loans	125,486	-	-
Non-acquired loans**	1,154,169	1,150,044	1,113,742
Gross loans	1,279,655	1,150,044	1,113,742

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The OREO balance was stable at $9.3 million at March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018 and 2017, OREO additions were $101,000 and $0, respectively. During the three months ended March 31, 2018, there were no disposals of OREO. The Company disposed of three residential properties and three residential lots for proceeds of $846,000 and a gain of $27,000 for the three months ended March 31, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. Additions to the valuation allowances of $90,000 and $196,000 were taken to adjust properties to current appraised values for the three months ended March 31, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At December 31, 2017, 99.6%, or $162.3 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to 99.6%, or $162.3 million, at December 31, 2017. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. Classified securities decreased $39,000 from $651,000 at December 31, 2017 to $612,000 at March 31, 2018.

Gross unrealized losses on HTM and AFS securities increased from $3.1 million at December 31, 2017 to $5.2 million at March 31, 2018 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2018 and December 31, 2017 for AFS securities were $2.6 million and $1.7 million, respectively, of amortized cost of $73.6 million and $69.9 million, respectively. Gross unrealized losses at March 31, 2018 and December 31, 2017 for HTM securities were $2.6 million and $1.4 million, respectively, of amortized cost of $98.2 million and $99.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 96% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest-bearing deposits	$229,612	$159,844	$69,768	43.6%
Interest-bearing deposits	1,056,324	946,393	109,931	11.6%
Total deposits	1,285,936	1,106,237	179,699	16.2%
Short-term borrowings	51,500	87,500	(36,000)	(41.1%)
Long-term debt	45,483	55,498	(10,015)	(18.0%)
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	13,420	11,769	1,651	14.0%
Total Liabilities	$1,431,339	$1,296,004	$135,335	10.4%

Deposits and Borrowings

Total deposits increased $179.7 million, or 16.2%, to $1,285.9 million at March 31, 2018, compared to $1,106.2 million at December 31, 2017 due primarily to the acquisition of County First. Noninterest-bearing demand deposits increased $69.8 million, or 43.6%, to $229.6 million (17.9% of total deposits). The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits were $100.2 million at March 31, 2018 compared to $118.9 million at December 31, 2017. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits were $99.9 million at March 31, 2018 compared to $92.9 million at December 31, 2017. Transaction deposit accounts increased $152.8 million from $654.6 million (59% or deposits) at December 31, 2017 to $807.5 million (63% of deposits) at March 31, 2018. This contributed to deceasing the Bank’s cost of funds four basis points from 0.88% three months ended December 31, 2017 to 0.84% three months ended March 31, 2018.

Details of the Company’s deposit portfolio at March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$229,612	17.86%	$159,844	14.45%
Interest-bearing:
Demand	217,039	16.88%	215,447	19.48%
Money market deposits	284,449	22.12%	226,351	20.46%
Savings	76,360	5.94%	52,990	4.79%
Certificates of deposit	478,476	37.21%	451,605	40.82%
Total interest-bearing	1,056,324	82.14%	946,393	85.55%

Total Deposits	$1,285,936	100.00%	$1,106,237	100.00%

Transaction accounts	$807,460	62.79%	$654,632	59.18%

FHLB long-term debt and short-term borrowings (“FHLB advances”) decreased $46.0 million, or 32.2%, to $97.0 million at March 31, 2018 compared to $143.0 million at December 31, 2017. Wholesale funding, which includes traditional brokered deposits and FHLB advances, decreased $64.7 million from $261.9 million (18.7% of assets) at December 31, 2017 to $197.2 million (12.5% of assets) at March 31, 2018. Cash and the sale of securities from the County First acquisition were used to pay down debt and brokered deposits. The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At March 31, 2018 and December 31, 2017, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change

Common Stock at par of $0.01	$56	$46	$10	21.7%
Additional paid in capital	83,947	48,209	35,738	74.1%
Retained earnings	64,307	63,648	659	1.0%
Accumulated other comprehensive loss	(1,898)	(1,191)	(707)	59.4%
Unearned ESOP shares	(755)	(755)	-	0.0%
Total Stockholders' Equity	$145,657	$109,957	$35,700	32.5%

Total stockholders’ equity increased $35.7 million, or 32.5%, to $145.7 million at March 31, 2018 compared to $110.0 million at December 31, 2017. This increase primarily resulted from the issuance of 918,526 shares of common stock, valued at $35.6 million as the stock component of the merger consideration paid in the County First acquisition. The Company’s ratio of tangible common equity to tangible assets increased to 8.44% at March 31, 2018 from 7.82% at December 31, 2017. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.31%at March 31, 2018 compared to 9.51% at December 31, 2017. The Company remains well capitalized with a Tier 1 capital to average assets (leverage ratio) of 9.35%at March 31, 2018 compared to 8.79% at December 31, 2017. Common stockholders' equity of $145.7 million at March 31, 2018 resulted in a book value of $26.13 per common share compared to $23.65 at December 31, 2017. Tangible book value at March 31, 2018 was $23.68. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets.

During the three months ended March 31, 2018, stockholders’ equity increased $35.7 million to $145.7 million. The increase in stockholders’ equity was due to $35.6 million issuance of stock for the County First acquisition, net income of $1.2 million, stock-based compensation of $105,000 and other stock related activities of $6,000. These increases to capital were partially offset by quarterly common dividends paid of $544,000 and a current year increase in accumulated other comprehensive loss of $707,000.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at March 31, 2018 was $145.7 million, compared to $110.0 million at December 31, 2017. The increase in capital during the first quarter of 2017 was principally due to a $35.6 million issuance of stock for the County First acquisition.

During the three months ended March 31, 2018 and 2017, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2018 and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

At March 31, 2018 and December 31, 2017, the Bank had $46.2 million and $65.6 million, respectively, in loan commitments outstanding. In addition, at March 31, 2018 and December 31, 2017, the Bank had $21.3 million and $17.9 million, respectively, in letters of credit and approximately $205.9 million and $162.2 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2018 and December 31, 2017 totaled $310.0 million or 64.8% and $312.4 million, or 69.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2017.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2018 totaled $34.5 million, an increase of $19.1million from the December 31, 2017 total of $15.4 million. Ending cash balances increased primarily due to proceeds from the sale of investment securities, excess of principal collected over loan originations, and cash from the County First acquisition. These increases were partially offset by decreases in net deposits and total debt outstanding. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the three months ended March 31, 2018, all financing activities used $66.1 million in cash compared to $21.0 million in cash provided for the same period in 2017. The Company used $87.1 million of additional cash from financing activities in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to less growth in deposits of $32.5 million and net decreases of $54.5 million in long-term debt and short- term borrowings and an increase in dividends paid of $100,000. During the first quarter of 2018, the Company used cash and the sale of securities acquired in the County First acquisition to pay down wholesale brokered deposits and FHLB debt, which represents the reduction in both deposits and debt. Acquired deposits of approximately $200 million are not included on the cash flow statement.

During the three months ended March 31, 2018, all investing activities provided $80.3 million in cash compared to $25.2 million in cash used for the same period in 2017. The increase in cash provided of $105.5 million was primarily the result of net increases in cash provided from $32.3 million of cash from the County First acquisition, $37.3 million for securities transactions, $36.4 million from loan activities, and $350,000 less cash used for purchases of premises and equipment. The Company received $34.9 million from the sale of securities from the County First acquisition in the first quarter of 2017 compared to no sales in the comparable prior year period. Cash provided increased as principal received on loans for three months ended March 31, 2018 increased over the prior year comparable period. Principal collected on loans increased $19.2 million from $59.4 million from the three months ended March 31, 2017 to $78.6 million for the three months ended March 31, 2018. These increases in cash provided were slightly offset by the decrease in cash received from the sale of OREO for the three months ended March 31, 2018 compared to the same period in 2017.

Operating activities provided cash of $4.9 million, or $1.1 million more cash, for the three months ended March 31, 2018 compared to $3.8 million of cash provided for the same period of 2017.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of March 31, 2018 and December 31, 2017, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(15.00%)	(10.00%)	(10.00%)

March 31, 2018	0.72%	0.47%	(0.05%)
December 31, 2017	(1.28%)	(0.54%)	(1.30%)

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	- 100 bp
Policy Limit	(20.00%)	(10.00%)	(10.00%)

March 31, 2018	(6.54%)	(3.08%)	7.92%
December 31, 2017	(13.15%)	(6.01%)	18.35%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of March 31, 2018, 188,478 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended March 31, 2018.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - 31, 2018	-	$-	-	188,558
February 1 - 28, 2018	80	36.57	80	188,478
March 1 - 31, 2018	-	-	-	188,478
Total	80	$36.57	80	188,478

Item 3 - Default Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information - None

Item 6 – Exhibits

Exhibit No.	Description

10.1*	Employment Agreement by and between Community Bank of the Chesapeake and William J. Pasenelli and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.2*	Employment Agreement by and between Community Bank of the Chesapeake and Todd L. Capitani and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.3*	Employment Agreement by and between Community Bank of the Chesapeake and James M. Burke and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.4*	Employment Agreement by and between Community Bank of the Chesapeake and Gregory C. Cockerham and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.5*	Employment Agreement by and between Community Bank of the Chesapeake and James F. Di Misa and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.6*	Employment Agreement by and between Community Bank of the Chesapeake and Christy Lombardi and The Community Financial Corporation (solely as guarantor) dated April 30, 2018.

10.7*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and William J. Pasenelli dated September 6, 2003, amended on June 11, 2004, December 22, 2008 and amended and restated in its entirety on April 30, 2018.

10.8*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and Gregory C. Cockerham dated September 6, 2003, amended on December 22, 2008 and amended and restated in its entirety on April 30, 2018.

10.9*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and William J. Pasenelli dated August 21, 2006, amended on April 13, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018.

10.10*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and James M. Burke dated August 21, 2006, amended on April 13, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018.

10.11*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and Gregory C. Cockerham dated August 21, 2006, amended on April 16, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018.

10.12*	Salary Continuation Agreement by and between Community Bank of the Chesapeake and James F. Di Misa dated August 21, 2006, amended on April 16, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018.

10.13*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and William J. Pasenelli dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018.

10.14*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and Todd L. Capitani dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018.

10.15*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and James M. Burke dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018.

10.16*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and Gregory C. Cockerham dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018.

10.17*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and James F. Di Misa dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018.

10.18*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and William J. Pasenelli dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

10.19*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and Todd L. Capitani dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

10.20*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and James M. Burke dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

10.21*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and Gregory C. Cockerham dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

10.22*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and James F. Di Misa dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

10.23*	Supplemental Executive Retirement Plan by and between Community Bank of the Chesapeake and Christy Lombardi dated November 1, 2014 and amended and restated in its entirety on April 30, 2018.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 10, 2018	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

