Form 10-Q
period 2018-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2018-08-08
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Yes ☐                       No ☒

As of August 3, 2018, the registrant had 5,575,090 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$16,718	$13,315
Interest-bearing deposits with banks	3,667	2,102
Securities available for sale (AFS), at fair value	79,026	68,164
Securities held to maturity (HTM), at amortized cost	100,842	99,246
Equity securities carried at fair value through income	4,367	-
Non-marketable equity securities held in other financial institutions	249	121
Federal Home Loan Bank (FHLB) stock - at cost	4,311	7,276
Loans receivable	1,291,537	1,151,130
Less: allowance for loan losses	(10,725)	(10,515)
Net loans	1,280,812	1,140,615
Goodwill	10,603	-
Premises and equipment, net	22,472	21,391
Premises and equipment held for sale	600	-
Other real estate owned (OREO)	8,305	9,341
Accrued interest receivable	4,786	4,511
Investment in bank owned life insurance	35,843	29,398
Core deposit intangible	3,186	-
Net deferred tax assets	6,624	5,922
Other assets	3,877	4,559
Total Assets	$1,586,288	$1,405,961
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$214,249	$159,844
Interest-bearing deposits	1,109,619	946,393
Total deposits	1,323,868	1,106,237
Short-term borrowings	36,500	87,500
Long-term debt	30,467	55,498
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	13,207	11,769
Total Liabilities	1,439,042	1,296,004

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,574,511 and 4,649,658 shares, respectively	56	46
Additional paid in capital	84,106	48,209
Retained earnings	66,021	63,648
Accumulated other comprehensive loss	(2,182)	(1,191)
Unearned ESOP shares	(755)	(755)
Total Stockholders' Equity	147,246	109,957
Total Liabilities and Stockholders' Equity	$1,586,288	$1,405,961

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts )	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$14,483	$12,410	$29,209	$24,380
Interest and dividends on investment securities	1,211	973	2,306	1,919
Interest on deposits with banks	60	12	132	18
Total Interest and Dividend Income	15,754	13,395	31,647	26,317

Interest Expense
Deposits	2,405	1,403	4,361	2,671
Short-term borrowings	217	283	500	430
Long-term debt	721	776	1,485	1,609
Total Interest Expense	3,343	2,462	6,346	4,710

Net Interest Income	12,411	10,933	25,301	21,607
Provision for loan losses	400	376	900	756
Net Interest Income After Provision For Loan Losses	12,011	10,557	24,401	20,851

Noninterest Income
Loan appraisal, credit, and miscellaneous charges	7	9	60	56
Gain on sale of assets	1	47	1	47
Net (losses) gains on sale of OREO	(8)	9	(8)	36
Net gains on sale of investment securities	-	133	-	133
Unrealized loss on equity securities	(78)	-	(78)	-
Income from bank owned life insurance	224	194	450	385
Service charges	747	660	1,499	1,270
Total Noninterest Income	893	1,052	1,924	1,927

Noninterest Expense
Salary and employee benefits	5,129	4,198	10,176	8,511
Occupancy expense	739	658	1,505	1,311
Advertising	180	140	339	248
Data processing expense	782	634	1,465	1,211
Professional fees	426	360	778	680
Merger and acquisition costs	741	238	3,609	255
Depreciation of premises and equipment	202	204	401	403
Telephone communications	69	45	168	96
Office supplies	41	28	81	60
FDIC Insurance	113	161	311	327
OREO valuation allowance and expenses	229	145	343	340
Core deposit intangible amortization	199	-	404	-
Other	891	719	1,828	1,467
Total Noninterest Expense	9,741	7,530	21,408	14,909

Income before income taxes	3,163	4,079	4,917	7,869
Income tax expense	828	1,536	1,361	2,984
Net Income	$2,335	$2,543	$3,556	$4,885

Earnings Per Common Share
Basic	$0.42	$0.55	$0.64	$1.05
Diluted	$0.42	$0.55	$0.64	$1.05
Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017

Net Income	$2,335	$2,543	$3,556	$4,885
Net unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(108) and $206, and$(376) and $289, respectively.	(284)	318	(991)	445
Reclassification adjustment for gains included in net income, net of tax benefit of $- and $(3) and $- and $(3), respectively.	-	(6)	-	(6)
Comprehensive Income	$2,051	$2,855	$2,565	$5,324

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017

Cash Flows from Operating Activities
Net income	$3,556	$4,885
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	900	756
Depreciation and amortization	831	806
Net loss (gains) on the sale of OREO	8	(36)
Gains on sales of investment securities	-	(133)
Unrealized loss on equity securities	78	-
Gain on sale of assets	(1)	(47)
Net amortization of premium/discount on investment securities	166	199
Net accretion of merger accounting adjustments	(477)	-
Amortization of core deposit intangible	404	-
Increase in OREO valuation allowance	283	313
Increase in cash surrender value of bank owned life insurance	(446)	(386)
Decrease (increase) in deferred income tax benefit	314	(616)
Decrease (increase) in accrued interest receivable	143	(233)
Stock based compensation	238	284
Compensation expense due to excess of fair market value over cost of leveraged ESOP shares released	21	-
Increase in net deferred loan costs	(35)	(456)
Decrease in accrued expenses and other liabilities	(114)	(4,887)
Decrease in other assets	1,024	751
Net Cash Provided by Operating Activities	6,893	1,200

Cash Flows from Investing Activities
Purchase of AFS investment securities	(20,550)	(7,653)
Proceeds from redemption or principal payments of AFS investment securities	3,812	3,369
Purchase of HTM investment securities	(8,360)	(10,082)
Proceeds from maturities or principal payments of HTM investment securities	9,735	8,905
Proceeds from sale of HTM investment securities	-	3,569
Proceeds from sale of AFS investment securities	34,919	3,702
Net decrease (increase) of FHLB and FRB stock	3,169	(510)
Loans originated or acquired	(144,067)	(182,660)
Principal collected on loans	143,993	126,878
Purchase of premises and equipment	(480)	(638)
Proceeds from sale of OREO	982	903
Acquisition net cash acquired	32,411	-
Proceeds from disposal of asset	1,292	387

Net Cash Provided by (Used in) Investing Activities	56,856	(53,830)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017

Cash Flows from Financing Activities
Net increase in deposits	$18,404	$48,981
Proceeds from long-term debt	-	10,000
Payments of long-term debt	(25,032)	(10,030)
Net (decrease) increase in short term borrowings	(51,000)	9,500
Exercise of stock options	-	137
Dividends paid	(1,086)	(901)
Repurchase of common stock	(67)	-
Net Cash (Used in) Provided by Financing Activities	(58,781)	57,687
Increase in Cash and Cash Equivalents	$4,968	$5,057

Cash and Cash Equivalents - January 1	15,417	11,263
Cash and Cash Equivalents - June 30	$20,385	$16,320

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,403	$4,700
Income taxes	$2,549	$3,450

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$321	$203
Transfer from loans to OREO	$101	$2,772
Financed amount of sale of OREO	$-	$200

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$192,259	$-
Liabilities assumed in business combination	$200,660	$-

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2017 have been derived from audited financial statements. There have been two additions to the Company’s accounting policies as disclosed in the 2017 Annual Report as well as the adoption of new accounting standards section included in Note 1. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

On January 1, 2018, the Company completed the acquisition of County First Bank (“County First”) after regulatory approval and County First shareholder approvals were obtained. The Company’s asset increased to $1.6 billion during the first quarter of 2018. See Note 2 – Business Combination and Goodwill for additional information. The Company closed four of the five acquired County First branches in May of 2018 with the La Plata downtown branch remaining open. As of June 30, 2018, two branches have been sold and one branch remained as held for sale.

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

New Accounting Policy

See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2017 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2017. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Intangible Assets

Intangible assets consist of goodwill, core deposit intangible assets and other identifiable assets that result from business combinations. Goodwill and core deposit intangible assets are related to the acquisition of County First Bank on January 1, 2018. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed. Goodwill will be tested annually for impairment, during the fourth quarter or on an interim basis if circumstances dictate. If impairment exists, the amount of impairment would result in a charge to expense. Core deposit intangible assets represent the future earnings potential of acquired deposit relationships that are amortized over their estimated remaining useful lives.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values. In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The Company determines the fair values of loans, core deposit intangible, and deposits with the assistance of a third-party vendor.

Loans acquired in business combinations are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between purchase credit impaired (“PCI”) loans (ASC 310-30) and Non-PCI loans (ASC-310-20) and are recorded at fair value without the carryover of the related allowance for loan losses. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

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

Under the accounting guidance for PCI loans, the excess of the total cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is available to absorb future charge-offs.

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

At June 30, 2018, PCI loans represent loans acquired from County First, that were deemed credit impaired at the time of acquisition. PCI loans that had been classified as nonperforming loans by County First are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and all subsequent ASUs that modified ASU 2014-09, which have been codified in ASC Topic 606, Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Adoption of the amendments to the revenue recognition principles, did not materially change our accounting policies. The following is a discussion of revenues within the scope of the new guidance:

•	Service fees on deposit accounts - The Company earns fees from its deposit clients for various transaction-based activities, account maintenance, and overdraft or non-sufficient funds (“NSF”). Transaction based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client's request. Account maintenance fees, which relate primarily to monthly maintenance and account management, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft and NSF fees are recognized at the point in time that the overdraft occurs or the NSF item is presented. Service charges on deposits are withdrawn from the client's account balance.

•	ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

•	Revenues from the sale of Other Real Estate Owned - ASC 606 required us to estimate income from the sale of OREO property that is under contract at year end. As a result, the Company could recognize revenue earlier under ASC 606 than under previous guidance. At June 30, 2018 there were no contracts for the sale of OREO property.

The Company’s revenue recognition pattern for revenue streams within the scope of ASU did not change significantly from previous practice and was immaterial to our financial statements for the three and six months ended June 30, 2018.

Accounting Standards

New Accounting Standards - Issued and Effective

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The FASB issued ASU 2014-09 in May 2014. The core principle of the amendments in this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains or losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The Company’s management engaged a third-party expert in the field of valuation and reporting to assist management in the development of a process to ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits and other financial instruments. ASU 2016-01 was effective on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements. See Notes 13 and 14 for further information regarding the valuations.

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

ASU 2016-15 - Statement of Cash Flows (Topic 230) – “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's Consolidated Financial Statements. There were no material reclassifications to the Company’s cash flow statement for the six months endedJune 30, 2018 and 2017, respectively.

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

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award’s vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

New Accounting Standards - Issued, But Not Yet Effective

ASU 2016-02 - Leases (Topic 842). In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short term leases) at the commencement date (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This ASU was subsequently amended by ASU 2018-11, Targeted Improvements, which provides entities with an additional transition method when adopting the new lease standard.

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

The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements. Based on leases outstanding at June 30, 2018, the Company does not expect the updates to have a material impact on the income statement but does anticipate an increase in assets and liabilities. The Company will continue to evaluate the potential impact of ASU 2016-02 during 2018. This new standard will be effective for the Company beginning January 1, 2019.

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

NOTE 2 – BUSINESS COMBINATION AND GOODWILL

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available.

County First Bank

On January 1, 2018, the Company completed its previously announced merger of County First Bank with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (a) $1.00 in cash consideration (the “Cash Consideration”) plus (b) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million.

County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018.

The assets acquired and liabilities assumed from County First were recorded at their fair value as of the closing date of the merger. Goodwill of $10.3 million was recorded at the time of the acquisition. As a result of refinements to the fair value mark on premises and equipment and deferred taxes, goodwill as indicated below is $10.6 million at June 30, 2018 which is $327,000 more than the goodwill estimated at the time of acquisition.

The following table summarizes the consideration paid by the Company in the merger with County First and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(dollars in thousands)	As Recorded by County First	Fair Value and Other Merger Related Adjustments	As Recorded by the Company

Consideration Paid
Cash			$2,122
Common shares issued			35,620
Fair Value of Total Consideration Transferred			$37,742

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$34,409	$-	$34,409
Securities	38,861	(619)	38,242
Loans, net of allowance	142,404	(1,655)	140,749
Premises and equipment	2,980	325	3,305
Core deposit intangibles	-	3,590	3,590
Interest receivable	513	(12)	501
Bank owned life insurance	6,275	-	6,275
Deferred tax asset	639	(378)	261
Other assets	586	-	586
Total assets acquired	$226,667	$1,251	$227,918

Deposits	$199,210	$18	$199,228
Other liabilities	1,449	103	1,552
Total liabilities assumed	$200,659	$121	$200,780
Net identifiable assets acquired	$26,008	$1,130	$27,138

Goodwill resulting from acquisition			$10,604

The following table presents certain pro forma information as if County First had been acquired on January 1, 2017. These results combine the historical results of County First in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. Merger and acquisition costs of $741,000 and $3.6 million (pre-tax) are included in the Company’s consolidated statements of income for the three and six months ended June 30, 2018. The Company has not segregated County First earnings after the acquisition date as the bank’s operations have been merged into Community Bank of the Chesapeake and it would be impractical to do so. There are no assumptions about what merger related costs would have been in the proforma information below, only actual expenses are included in net income. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2018. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Proforma Results for the Six Months Ended June 30, 2017
(dollars in thousands, except per share amounts)	The Community Financial Corporation Actual	County First Actual	Proforma June 30, 2017	Actual Results Six Months Ended June 30, 2018

Total revenues (net interest income plus noninterest income)	$23,534	$4,260	$27,794	$27,227
Net income	4,885	641	5,526	3,556
Basic earnings per common share	$1.05	$0.70	$1.00	$0.64

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

	The Three Months Ended		The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Current income tax expense	$980	$1,769	$1,460	$3,567
Deferred income tax expense (benefit)	(152)	(233)	(99)	(583)
Income tax expense as reported	$828	$1,536	$1,361	$2,984

Effective tax rate	26.2%	37.7%	27.7%	37.9%

Net deferred tax assets totaled $6.6 million at June 30, 2018 and $5.9 million at December 31, 2017. No valuation allowance for deferred tax assets was recorded at June 30, 2018 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The effective income tax rates differed from the statutory federal and state income tax rates during 2018 and 2017, respectively, primarily due to the effect of merger related expenses, tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, as more fully discussed in the 2017 Form 10-K. Among other things, the new law established a new, flat corporate federal statutory income tax rate of 21%. As a result of the new law, we recognized a provisional net tax expense of $2.7 million in the fourth quarter of 2017. We will continue to analyze certain aspects of the new law and refine our calculations based on this analysis and future tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. There has been no change to the provisional net tax expense we recorded during the fourth quarter of 2017 for the three and six months ended June 30, 2018.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three and six months ended June 30, 2018 and 2017. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and six months ended June 30, 2018 and 2017. Reclassification adjustments are recorded in non-interest income.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(392)	$(108)	$(284)	$524	$206	$318
Reclassification adjustments	-	-	-	(9)	(3)	(6)
Other comprehensive (loss) income	$(392)	$(108)	$(284)	$515	$203	$312

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Net unrealized holding gains arising during period	$(1,367)	$(376)	$(991)	$734	$289	$445
Reclassification adjustments		$-	-	(9)	(3)	(6)
Other comprehensive (loss) income	$(1,367)	$(376)	$(991)	$725	$286	$439

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(1,898)	$(801)	$(1,191)	$(928)
Other comprehensive gains (losses), net of tax before reclassifications	(284)	318	(991)	445
Amounts reclassified from accumulated other comprehensive loss	-	(6)	-	(6)
Net other comprehensive (loss) income	(284)	312	(991)	439
End of period	$(2,182)	$(489)	$(2,182)	$(489)

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

As of June 30, 2018, and 2017, there were no options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Net Income	$2,335	$2,543	$3,556	$4,885

Average number of common shares outstanding	5,551,123	4,632,911	5,549,428	4,630,647
Dilutive effect of common stock equivalents	-	2,572	-	3,073
Average number of shares used to calculate diluted EPS	5,551,123	4,635,483	5,549,428	4,633,720

Earnings Per Common Share
Basic	$0.42	$0.55	$0.64	$1.05
Diluted	0.42	0.55	0.64	1.05

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

Stock-based compensation expense totaled $134,000 and $238,000, respectively, for the three and six months ended June 30, 2018 and $171,000 and $284,000, respectively, for the three and six months ended June 30, 2017. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017. The fair value of the Company’s outstanding employee stock options were estimated on the date of grant using the Black-Scholes option pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The exercise price for options granted is set at the discretion of the committee administering the Plan but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period and the exercise price multiplied by the number of options outstanding.

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

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding granted restricted stock is between three and five years. As of June 30, 2018 and December 31, 2017, unrecognized stock compensation expense was $605,000 and $521,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at June 30, 2018 and December 31, 2017, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2018	32,809	$22.61
Granted	8,662	37.13
Vested	(17,607)	21.85
Cancelled	(326)	26.11

Nonvested at June 30, 2018	23,538	$28.38

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at December 31, 2017	32,809	$22.61

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2018	2017	2017
Balance at beginning of year	$9,341	$7,763	$7,763
Additions of underlying property	238	2,772	3,634
Disposals of underlying property	(991)	(1,068)	(1,456)
Valuation allowance	(283)	(313)	(600)
Balance at end of period	$8,305	$9,154	$9,341

During the six months ended June 30, 2018 and 2017, OREO additions were $238,000 and $2.8 million, respectively. During the six months ended June 30, 2018, additions of $238,000 were for $95,000 of capitalized costs to improve a development project and $143,000 for commercial real estate. During the six months ended June 30, 2017, additions of $2.8 million to OREO were related to the foreclosure of a stalled residential development project.

During the six months ended June 30, 2018 and 2017, there were OREO disposals of $991,000 and $1.1 million, respectively. The Company recognized net losses of $8,000 on disposals of multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000 for the six months ended June 30, 2018. The Company recognized net gains of $36,000 on disposals of $1.1 million of four residential properties and multiple residential lots for the six months ended June 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

The Company had no impaired loans and $122,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2018 and December 31, 2017, respectively.

Additions to the valuation allowances of $283,000 and $313,000 were taken to adjust properties to current appraised values for the six months ended June 30, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Valuation allowance	$193	$117	$283	$313
Operating expenses	36	28	60	27
	$229	$145	$343	$340

NOTE 10 – SECURITIES

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$6,912	$-	$317	$6,595
Residential Collateralized Mortgage Obligations ("CMOs")	62,811	13	2,120	60,704
U.S. Agency	12,314	-	587	11,727
Total securities available for sale	$82,037	$13	$3,024	$79,026

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$27,486	$94	$914	$26,666
Residential CMOs	54,099	83	1,531	52,651
U.S. Agency	11,130	4	407	10,727
Asset-backed securities issued by Others:
Residential CMOs	569	-	45	524
Callable GSE Agency Bonds	5,013	-	126	4,887
Certificates of Deposit Fixed	1,545	-	-	1,545
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$100,842	$181	$3,023	$98,000

Equity securities carried at fair value through income
CRA investment fund	$4,445	$-	$78	$4,367
Non-marketable equity securities
Other equity securities	$249	$-	$-	$249

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,265	$-	$178	$7,087
Residential CMOs	45,283	12	1,158	44,137
U.S. Agency	12,863	-	346	12,517
Bond mutual funds	4,397	26	-	4,423
Total securities available for sale	$69,808	$38	$1,682	$68,164

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$29,113	$135	$261	$28,987
Residential CMOs	54,805	62	845	54,022
U.S. Agency	8,660	-	235	8,425
Asset-backed securities issued by Others:
Residential CMOs	651	-	52	599
Callable GSE Agency Bonds	5,017	-	43	4,974
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$99,246	$197	$1,436	$98,007

Non-marketable equity securities
Other equity securities	$121	$-	$-	$121

At June 30, 2018, securities with an amortized cost of $35.5 million were pledged to secure certain customer deposits. At June 30, 2018, securities with an amortized cost of $3.6 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.90 years and average duration of 4.27 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.09 years and average duration of 4.41 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the six months ended June 30, 2018 and the year ended December 31, 2017.

During the six months ended June 30, 2018, there were no securities sold from the Company’s legacy securities’ portfolios. The Company liquidated most of the acquired County First securities immediately after the legal merger and retained only the certificates of deposit portfolio with an amortized cost of $1.5 million at June 30, 2018. During the six months ended June 30, 2017, the Company recognized net gains on the sale of securities of $133,000. The Company sold three AFS securities with aggregate carrying values of $3.6 million and six HTM securities with aggregate carrying values of $3.4 million, recognizing gains of $9,000 and $124,000, respectively.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at June 30, 2018 were as follows:

June 30, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$40,374	$887	$37,911	$2,137	$78,285	$3,024
	$40,374	$887	$37,911	$2,137	$78,285	$3,024

At June 30, 2018, the AFS investment portfolio had an estimated fair value of $79.0 million on an amortized cost of $82.0 million. AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.87 years and an average duration of 4.25 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2018 were as follows:

June 30, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	33,218	961	42,074	1,891	75,292	2,852
Callable GSE Agency Bonds	4,887	126	-	-	4,887	126
Asset-backed securities issued by Others	-	-	524	45	524	45
	$38,105	$1,087	$42,598	$1,936	$80,703	$3,023

At June 30, 2018, the HTM investment portfolio had an estimated fair value of $98.0 million on an amortized cost of $100.8 million. Of these securities, $80.2 million were asset-backed securities or bonds issued by GSEs and U.S. Agencies and $524,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. The securities with unrealized losses had an average life of 4.96 years and an average duration of 4.33 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.15 years and an average duration of 2.57 years.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at June 30, 2018 and December 31, 2017 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2018		December 31, 2017
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$179,296	AAA	$162,337
BB	569	BB	651
B+	-	B+	-
Total	$179,865	Total	$162,988

NOTE 11 – LOANS

Loans consist of the following:

	June 30, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,503	$826,941	$828,445	64.20%	$727,314	63.25%
Residential first mortgages	470	162,621	163,090	12.64%	170,374	14.81%
Residential rentals	1,274	126,195	127,469	9.88%	110,228	9.58%
Construction and land development	272	28,375	28,647	2.22%	27,871	2.42%
Home equity and second mortgages	319	36,707	37,026	2.87%	21,351	1.86%
Commercial loans	-	57,519	57,519	4.46%	56,417	4.91%
Consumer loans	-	801	801	0.06%	573	0.05%
Commercial equipment	-	47,418	47,418	3.67%	35,916	3.12%
Gross loans	3,838	1,286,577	1,290,415	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	1,122	1,122	0.09%	1,086	0.09%
Total loans, net of deferred costs	$3,838	$1,287,699	$1,291,537		$1,151,130
Less: allowance for loan losses	-	(10,725)	(10,725)	-0.83%	(10,515)	-0.91%
Net loans	$3,838	$1,276,974	$1,280,812		$1,140,615

**All other loans include acquired Non-PCI pools.

At June 30, 2018 and December 31, 2017, the Bank’s allowance for loan losses totaled $10.7 million and $10.5 million, or 0.83% and 0.91%, respectively, of loan balances. Allowance for loan loss percentage levels decreased in first six months of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan fees and premiums of $1.1 million at June 30, 2018 included net deferred fees paid by customers of $2.9 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $4.0 million. Net deferred loan fees and premiums of $1.1 million at December 31, 2017 included net deferred fees paid by customers of $2.8 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.9 million.

Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At June 30, 2018 and December 31, 2017, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 7.0% and 6.2% of the CRE portfolio at June 30, 2018 and December 31, 2017, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Bank purchased residential first mortgages of $3.4 million and $25.5 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $55.0 million or 4.3% of total gross loans of $1.29 billion at June 30, 2018 compared to $56.9 million or 5.0% of total gross loans of $1.15 billion at December 31, 2017.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of June 30, 2018, and December 31, 2017, $99.9 million and $85.0 million, respectively, were 1-4 family units and $27.6 million and $25.2 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $99.1 million or 7.7% of total gross loans of $1.29 billion at June 30, 2018 compared to $93.4 million or 8.1% of total gross loans of $1.15 billion at December 31, 2017.

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

Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$9,219	9	$800	3	$10,019	12
Residential first mortgages	522	2	487	1	1,009	3
Residential rentals	84	1	697	3	781	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	36	1	118	1	154	2
Commercial loans	898	2	-	-	898	2
Consumer loans	-	-	1	1	1	1
Commercial equipment	1,588	5	42	1	1,630	6
	$12,347	20	$2,145	10	$14,492	30

	December 31, 2017
(dollars in thousands)	90 or Greater Days Delinquent	Number of Loans	Non-accrual Only Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,148	4	$839	3	$1,987	7
Residential first mortgages	478	3	507	1	985	4
Residential rentals	84	1	741	3	825	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	134	3	123	1	257	4
Commercial loans	172	2	-	-	172	2
Consumer loans	-	-	-	-	-	-
Commercial equipment	467	3	-	-	467	3
	$2,483	16	$2,210	8	$4,693	24

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $9.8 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $14.5 million or 1.12% of total loans at June 30, 2018. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At June 30, 2018, non-accrual loans of $14.5 million included 30 loans, of which $11.7 million, or 80% represented 11 loans and two customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the six months ended June 30, 2018, non-accrual loans increased $9.8 million primarily as a result of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018, which resulted in the reversal of approximately $120,000 of interest income. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included no TDRs at June 30, 2018 and one TDR totaling $769,000 at December 31, 2017. This loan was classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $1.2 million from $11.7 million, or 1.02% of loans, at December 31, 2017 to $12.9 million, or 1.00% of loans, at June 30, 2018.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $13.0 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at June 30, 2018 and December 31, 2017 was $252,000 and $85,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.5 million and $876,000 at June 30, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at June 30, 2018 and December 31, 2017 was $75,000 and $100,000, respectively.

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

Past due and PCI loans as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$74	$85	$9,219	$9,378	$1,503	$817,564	$828,445
Residential first mortgages	-	71	522	593	470	162,027	163,090
Residential rentals	14	-	84	98	1,274	126,097	127,469
Construction and land dev.	-	-	-	-	272	28,375	28,647
Home equity and second mtg.	202	30	36	268	319	36,439	37,026
Commercial loans	-	-	898	898	-	56,621	57,519
Consumer loans	-	-	-	-	-	801	801
Commercial equipment	58	48	1,588	1,694	-	45,724	47,418
Total	$348	$234	$12,347	$12,929	$3,838	$1,273,648	$1,290,415

	December 31, 2017
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$6,711	$1,148	$7,859	$-	$719,455	$727,314
Residential first mortgages	-	68	478	546	-	169,828	170,374
Residential rentals	-	207	84	291	-	109,937	110,228
Construction and land dev.	-	-	-	-	-	27,871	27,871
Home equity and second mtg.	19	18	134	171	-	21,180	21,351
Commercial loans	892	299	172	1,363	-	55,054	56,417
Consumer loans	-	1	-	1	-	572	573
Commercial equipment	1,012	-	467	1,479	-	34,437	35,916
Total	$1,923	$7,304	$2,483	$11,710	$-	$1,138,334	$1,150,044

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at June 30, 2018 and 2017 and at December 31, 2017 were as follows:

	June 30, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$26,804	$24,923	$1,569	$26,492	$182	$26,609	$214	$26,695	$469
Residential first mortgages	2,473	2,434	-	2,434	-	2,480	26	2,490	53
Residential rentals	1,430	1,396	-	1,396	-	1,440	18	1,450	35
Construction and land dev.	729	-	729	729	210	729	10	729	20
Home equity and second mtg.	303	213	86	299	7	304	3	306	7
Commercial loans	2,792	1,892	900	2,792	458	2,793	32	2,793	52
Consumer loans	2	1	1	2	1	2	-	2	-
Commercial equipment	1,645	1,021	622	1,643	508	1,661	13	1,692	29
Total	$36,178	$31,880	$3,907	$35,787	$1,366	$36,018	$316	$36,157	$665

	December 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$33,180	$30,921	$2,008	$32,929	$370	$33,575	$1,379
Residential first mortgages	2,455	1,978	459	2,437	2	2,479	91
Residential rentals	2,389	1,981	395	2,376	18	2,432	111
Construction and land dev.	729	-	729	729	163	729	26
Home equity and second mtg.	317	317	-	317	-	318	12
Commercial loans	3,010	2,783	168	2,951	168	3,048	137
Commercial equipment	1,538	1,048	467	1,515	303	1,578	73
Total	$43,618	$39,028	$4,226	$43,254	$1,024	$44,159	$1,829

	June 30, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$20,277	$13,079	$6,987	$20,066	$693	$20,186	$198	$20,274	$417
Residential first mortgages	2,294	1,823	468	2,291	11	2,299	21	2,311	49
Residential rentals	2,758	2,286	400	2,686	23	2,693	27	2,731	56
Construction and land dev.	981	252	729	981	163	980	4	980	7
Home equity and second mtg.	109	109	-	109	-	110	1	111	2
Commercial loans	3,063	2,804	169	2,973	169	2,974	23	2,986	46
Commercial equipment	638	108	491	599	417	617	6	625	11
Total	$30,120	$20,461	$9,244	$29,705	$1,476	$29,859	$280	$30,018	$588

TDRs, included in the impaired loan schedules above, as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$8,396	8	$9,273	9
Residential first mortgages	517	2	527	2
Residential rentals	218	1	221	1
Construction and land development	729	2	729	2
Commercial loans	4	1	4	1
Commercial equipment	-	-	36	1
Total TDRs	$9,864	14	$10,790	16
Less: TDRs included in non-accrual loans	-	-	(769)	(1)
Total accrual TDR loans	$9,864	14	$10,021	15

TDRs decreased $926,000 due to principal paydowns and payoffs for the six months ended June 30, 2018. There were no TDRs added during the six months ended June 30, 2018. The Company had specific reserves of $393,000 on three TDRs totaling $2.3 million at June 30, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2018 and 2017, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	June 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$6,664	$-	$4	$(105)	$6,563
Residential first mortgages	937	(76)	-	(124)	737
Residential rentals	459	-	-	10	469
Construction and land development	482	-	-	16	498
Home equity and second mortgages	118	-	5	(19)	104
Commercial loans	1,045	(88)	-	246	1,203
Consumer loans	7	-	-	-	7
Commercial equipment	759	-	9	376	1,144
	$10,471	$(164)	$18	$400	$10,725

Purchase Credit Impaired**	$-	$-	$-	$-	$-

Six Months Ended
Commercial real estate	$6,451	$(236)	$6	$342	$6,563
Residential first mortgages	1,144	(113)	-	(294)	737
Residential rentals	512	-	-	(43)	469
Construction and land development	462	-	-	36	498
Home equity and second mortgages	162	(7)	14	(65)	104
Commercial loans	1,013	(88)	-	278	1,203
Consumer loans	7	(1)	-	1	7
Commercial equipment	764	(299)	34	645	1,144
	$10,515	$(744)	$54	$900	$10,725

Purchase Credit Impaired**	$-	$-	$-	$-	$-

** There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

	June 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$5,179	$-	$4	$902	$6,085
Residential first mortgages	1,428	-	-	(128)	1,300
Residential rentals	354	(42)	-	23	335
Construction and land development	891	(25)	-	(146)	720
Home equity and second mortgages	76	(1)	-	37	112
Commercial loans	789	-	-	25	814
Consumer loans	5	-	-	-	5
Commercial equipment	1,387	-	13	(337)	1,063
	$10,109	$(68)	$17	$376	$10,434

Six Months Ended
Commercial real estate	$5,212	$-	$9	$864	$6,085
Residential first mortgages	1,406	-	-	(106)	1,300
Residential rentals	362	(42)	-	15	335
Construction and land development	941	(25)	-	(196)	720
Home equity and second mortgages	138	(1)	-	(25)	112
Commercial loans	794	-	1	19	814
Consumer loans	3	(2)	-	4	5
Commercial equipment	1,004	(146)	24	181	1,063
	$9,860	$(216)	$34	$756	$10,434

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2018 and 2017 and December 31, 2017.

	June 30, 2018				December 31, 2017			June 30, 2017
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$26,492	$800,450	$1,503	$828,445	$32,929	$694,385	$727,314	$20,066	$693,723	$713,789
Residential first mortgages	2,434	160,186	470	163,090	2,437	167,937	170,374	2,291	179,095	181,386
Residential rentals	1,396	124,799	1,274	127,469	2,376	107,852	110,228	2,686	100,675	103,361
Construction and land development	729	27,646	272	28,647	729	27,142	27,871	981	31,622	32,603
Home equity and second mortgages	299	36,408	319	37,026	317	21,034	21,351	109	20,738	20,847
Commercial loans	2,792	54,727	-	57,519	2,951	53,466	56,417	2,973	52,050	55,023
Consumer loans	2	799	-	801	-	573	573	-	412	412
Commercial equipment	1,643	45,775	-	47,418	1,515	34,401	35,916	599	33,990	34,589
	$35,787	$1,250,790	$3,838	$1,290,415	$43,254	$1,106,790	$1,150,044	$29,705	$1,112,305	$1,142,010

Allowance for loan losses:
Commercial real estate	$182	$6,381	$-	$6,563	$370	$6,081	$6,451	$693	$5,392	$6,085
Residential first mortgages	-	737	-	737	2	1,142	1,144	11	1,289	1,300
Residential rentals	-	469	-	469	18	494	512	23	312	335
Construction and land development	210	288	-	498	163	299	462	163	557	720
Home equity and second mortgages	7	97	-	104	-	162	162	-	112	112
Commercial loans	458	745	-	1,203	168	845	1,013	169	645	814
Consumer loans	1	6	-	7	-	7	7	-	5	5
Commercial equipment	508	636	-	1,144	303	461	764	417	646	1,063
	$1,366	$9,359	$-	$10,725	$1,024	$9,491	$10,515	$1,476	$8,958	$10,434

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

Credit Quality Indicators

Credit quality indicators as of June 30, 2018 and December 31, 2017 were as follows:

Credit Risk Profile by Internally Assigned Grade

(dollars in	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
thousands)	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017

Unrated	$75,916	$75,581	$2,175	$1,775	$30,827	$28,428
Pass	725,402	619,604	25,471	25,367	95,246	80,279
Special mention	582	-	272	-	-	-
Substandard	26,545	32,129	729	729	1,396	1,521
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$828,445	$727,314	$28,647	$27,871	$127,469	$110,228

(dollars in	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
thousands)	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017

Unrated	$14,441	$14,356	$12,273	$10,856	$135,632	$130,996
Pass	40,296	39,118	33,544	23,581	919,959	787,949
Special mention	-	-	-	-	854	-
Substandard	2,782	2,943	1,498	1,479	32,950	38,801
Doubtful	-	-	103	-	103	-
Loss	-	-	-	-	-	-
Total	$57,519	$56,417	$47,418	$35,916	$1,089,498	$957,746

(dollars in	Non-Commercial Portfolios **		Total All Portfolios
thousands)	6/30/2018	12/31/2017	6/30/2018	12/31/2017

Unrated	$148,482	$152,616	$284,114	$283,612
Pass	50,826	38,081	970,785	826,030
Special mention	-	96	854	96
Substandard	1,609	1,505	34,559	40,306
Doubtful	-	-	103	-
Loss	-	-	-	-
Total	$200,917	$192,298	$1,290,415	$1,150,044

** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part if a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).

Credit Risk Profile Based on Payment Activity

dollars in	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(thousands)	6/30/2018	12/31/2017	6/30/2018	12/31/2017	6/30/2018	12/31/2017

Performing	$162,569	$169,896	$36,990	$21,217	$801	$573
Nonperforming	521	478	36	134	-	-
Total	$163,090	$170,374	$37,026	$21,351	$801	$573

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

Rating 10 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.

Purchased Credit-Impaired Loans and Acquired Loans

PCI loans had an unpaid principal balance of $4.5 million and a carrying value of $3.8 million at June 30, 2018. PCI loans represented 0.24% of total assets at June 30, 2018. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquisition. In conjunction with the acquisition of County First, the PCI loan portfolio was accounted for at the fair values as follows:

(dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$6,126
Nonaccretable difference	(1,093)
Expected cash flows at acquisition	5,033
Accretable yield	(517)
Basis in PCI loans at acquisition - estimated fair value	$4,517

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 follows:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2018
Accretable yield, beginning of period	$459	$-
Additions	-	517
Accretion	(58)	(116)
Reclassification from (to) nonaccretable difference	-	-
Other changes, net	-	-
Accretable yield, end of period	$401	$401

In terms of accounting designations, compared to December 31, 2017, (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired, increased $21.4 million, or 1.9%, to $1,174.4 million at June 30, 2018; (ii) acquired performing loans were $115.2 million at June 30, 2018; and (iii) purchase credit impaired (“PCI”) loans were $3.8 million at June 30, 2018. At June 30, 2018, performing acquired loans, which totaled $115.2 million, included a $2.2 million net acquisition accounting fair market value adjustment, representing a 1.84% “mark;” and PCI loans which totaled $3.8 million, included a $671,000 adjustment, representing a 14.89% “mark.” During the three and six months ended June 30, 2018 there was $152,000 and $473,000, respectively, of accretion interest.

The following is a summary of acquired and non-acquired loans as of June 30, 2018 and December 31, 2017:

BY ACQUIRED AND NON-ACQUIRED	June 30, 2018%		December 31, 2017%

Acquired loans - performing	$115,157	8.92%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,838	0.30%	-	0.00%
Total acquired loans	118,995	9.22%	-	0.00%
Non-acquired loans**	1,171,420	90.78%	1,150,044	100.00%
Gross loans	1,290,415		1,150,044
Net deferred costs (fees)	1,122	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,291,537		$1,151,130

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

As of June 30, 2018, and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Common equity	$147,246	$109,957	$178,367	$139,046
Goodwill	(10,603)	-	(10,603)	-
Core deposit intangible (net of deferred tax liability)	(2,309)	-	(2,309)	-
AOCI losses	2,182	1,191	2,182	1,191
Common Equity Tier 1 Capital	136,516	111,148	167,637	140,237
TRUPs	12,000	12,000	-	-
Tier 1 Capital	148,516	123,148	167,637	140,237
Allowable reserve for credit losses and other Tier 2 adjustments	10,776	10,545	10,776	10,545
Subordinated notes	23,000	23,000	-	-
Tier 2 Capital	$182,292	$156,693	$178,413	$150,782

Risk-Weighted Assets ("RWA")	$1,322,840	$1,169,341	$1,319,955	$1,164,478

Average Assets ("AA")	$1,569,489	$1,401,741	$1,566,336	$1,398,001

	2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.32%	9.51%	12.70%	12.04%
Tier 1 Capital to RWA	8.50	11.23	10.53	12.70	12.04
Tier 2 Capital to RWA	10.50	13.78	13.40	13.52	12.95
Tier 1 Capital to AA (Leverage) (2)	n/a	9.46	8.79	10.70	10.03

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the six months ending June 30, 2018. There was one transfer from Level 2 to Level 3 in the fair value hierarchy for the three months ended March 31, 2017 for premises and equipment held for sale. This asset was sold during the three months ended June 30, 2017. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the remaining six months of 2017.

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

Equity Securities Carried at Fair Value Through Income

Equity securities carried at fair value through income are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 equity securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 equity securities include mutual funds with asset-backed securities issued by government sponsored entities (“GSEs”) as the underlying investment supporting the fund. Equity securities classified as Level 3 include mutual funds with asset-backed securities in less liquid markets.

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2018 and December 31, 2017, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

As of June 30, 2018, the Company had one property (previously County First branch) held for sale with fair value totaling $600,000 that was recorded as non-recurring Level 3 asset at June 30, 2018. There were no premises and equipment held for sale as of December 31, 2017.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$60,704	$-	$60,704	$-
MBS	6,595	-	6,595	-
U.S. Agency	11,727	-	11,727	-
Total available for sale securities	$79,026	$-	$79,026	$-

Equity securities carried at fair value through income
CRA investment fund	$4,367	$-	$4,367	$-

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$44,137	$-	44,137	$-
MBS	7,087	-	7,087	-
U.S. Agency	12,517	-	12,517	-
Bond mutual funds	4,423	-	4,423	-
Total available for sale securities	$68,164	$-	$68,164	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 were included in the tables below.

(dollars in thousands)	June 30, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,387	$-	$-	$1,387
Construction and land development	519	-	-	519
Home equity and second mtg.	79	-	-	79
Commercial loans	442	-	-	442
Commercial equipment	114	-	-	114
Total loans with impairment	$2,541	$-	$-	$2,541
Premises and equipment held for sale	$600	$-	$-	$600
Other real estate owned	$8,305	$-	$-	$8,305

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,638	$-	$-	$1,638
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial loans	164	-	-	164
Total loans with impairment	$3,202	$-	$-	$3,202
Other real estate owned	$9,341	$-	$-	$9,341

Loans with impairment had unpaid principal balances of $3.9 million and $4.2 million at June 30, 2018 and December 31, 2017, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2018 and December 31, 2017.

June 30, 2018
(dollars in thousands)				Range (Weighted
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average)

Loans with impairment	$2,541	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (35)%
Premises and equipment held for sale	$600	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-40% (38)%
Other real estate owned	$8,305	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12)%

December 31, 2017
(dollars in thousands)				Range (Weighted
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Average)

Loans with impairment	$3,202	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (24)%

Other real estate owned	$9,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

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

Valuation Methodology

During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. The standard update was adopted prospectively and the December 31, 2017 valuations reflect the methodologies used prior to the adoption of ASU 2016-01. Fair values at June 30, 2018 were measured using an “exit price” notion.

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

As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consisted of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 11. Loans are considered a Level 3 classification.

The following summarizes the valuation methodologies used as of June 30, 2018:

Investment securities and equity securities carried at fair value through income - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB stock and non-marketable equity securities held at other financial institutions – Fair values are at cost, which is the carrying value of the securities.

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at June 30, 2018 and December 31, 2017.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2018	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$79,026	$79,026	$-	$79,026	$-
Investment securities – HTM	100,842	98,001	1,000	97,001	-
Equity securities carried at fair value through income	4,367	4,367	-	4,367	-
Non-marketable equity securities in other financial institutions	249	249		249
FHLB Stock	4,311	4,311	-	4,311	-
Loans Receivable	1,280,812	1,248,199	-	-	1,248,199
Investment in BOLI	35,843	35,843	-	35,843	-

Liabilities
Savings, NOW and money market accounts	$877,352	$877,352	$-	$877,352	$-
Time deposits	446,516	444,711	-	444,711	-
Long-term debt	30,467	30,816	-	30,816	-
Short term borrowings	36,500	36,380	-	36,380	-
TRUPs	12,000	9,647	-	9,647	-
Subordinated notes	23,000	23,052	-	23,052	-

See the Company’s methodologies disclosed in Note 20 of the Company’s 2017 Form 10-K for the fair value methodologies used as of December 31, 2017:

December 31, 2017	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$68,164	$68,164	$-	$68,164	$-
Investment securities – HTM	99,246	98,007	1,000	97,007	-
Non-marketable equity securities in other financial institutions	121	121	-	121	-
FHLB Stock	7,276	7,276	-	7,276	-
Loans Receivable	1,140,615	1,097,592	-	-	1,097,592
Investment in BOLI	29,398	29,398	-	29,398	-

Liabilities
Savings, NOW and money market accounts	$654,632	$654,632	$-	$654,632	$-
Time deposits	451,605	453,644	-	453,644	-
Long-term debt	55,498	57,421	-	57,421	-
Short term borrowings	87,500	87,208	-	87,208	-
TRUPs	12,000	9,400	-	9,400	-
Subordinated notes	23,000	22,400	-	22,400	-

At June 30, 2018 and December 31, 2017, the Company had outstanding loan commitments and standby letters of credit of $77.3 million and $65.6 million, respectively and $21.8 million and $17.9 million, respectively. Additionally, at June 30, 2018 and December 31, 2017, customers had $201.8 million and $162.2 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from County First acquisition may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2017, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”). The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this Report or in its filings with the SEC, accessible on the SEC’s Web site at www.sec.gov. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required under the rules and regulations of the SEC.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions. At June 30, 2018 and December 31, 2017, the allowance for loan losses was $10.7 million and $10.5 million, respectively, or 0.83% and 0.91%, respectively, of total loans. Allowance for loan loss as a percentage of loans decreased in first six months of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

ECONOMY

The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to steady economic growth in our market and lower unemployment compared to national averages since the Great Recession. In addition, the Bank’s entry into the greater Annapolis and Fredericksburg markets has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth.

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

USE OF NON-GAAP FINANCIAL MEASURES

Statements included in management’s discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedules that immediately follow:

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)

THREE AND SIX MONTHS ENDED

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

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net (loss) income (as reported)	$2,335	$2,543	$3,556	$4,885
Impact of Tax Cuts and Jobs Act	-	-	-	-
Merger and acquisition costs (net of tax)	546	227	2,681	237
Non-GAAP operating net income	$2,881	$2,770	$6,237	$5,122

Income before income taxes (as reported)	$3,163	$4,079	$4,917	$7,869
Merger and acquisition costs ("M&A")	741	238	3,609	255
Adjusted pretax income	3,904	4,317	8,526	8,124
Income tax expense	1,023	1,547	2,289	3,002
Non-GAAP operating net income	$2,881	$2,770	$6,237	$5,122

GAAP diluted earnings per share ("EPS")	$0.42	$0.55	$0.64	$1.05
Non-GAAP operating diluted EPS before M&A	$0.52	$0.60	$1.12	$1.11

GAAP return on average assets ("ROAA”)	0.59%	0.74%	0.45%	0.72%
Non-GAAP operating ROAA before M&A	0.73%	0.81%	0.79%	0.76%

GAAP return on average common equity ("ROACE")	6.34%	9.36%	4.84%	9.07%
Non-GAAP operating ROACE before M&A	7.82%	10.19%	8.49%	9.51%

Net income (as reported)	$2,335	$2,543	$3,556	$4,885
Weighted average common shares outstanding	5,551,123	4,635,483	5,549,428	4,633,720
Average assets	$1,579,645	$1,373,832	$1,580,586	$1,355,922
Average equity	147,295	108,720	147,005	107,735

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)

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

(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017	June 30, 2017

Total assets	$1,586,288	$1,405,961	$1,392,688
Less: intangible assets
Goodwill	10,603	-	-
Core deposit intangible	3,186	-	-
Total intangible assets	13,789	-	-
Tangible assets	$1,572,499	$1,405,961	$1,392,688

Total common equity	$147,246	$109,957	$109,293
Less: intangible assets	13,789	-	-
Tangible common equity	$133,457	$109,957	$109,293

Common shares outstanding at end of period	5,574,511	4,649,658	4,648,199

GAAP common equity to assets	9.28%	7.82%	7.85%
Non-GAAP tangible common equity to tangible assets	8.49%	7.82%	7.85%

GAAP common book value per share	$26.41	$23.65	$23.51
Non-GAAP tangible common book value per share	$23.94	$23.65	$23.51

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
KEY OPERATING RATIOS
Return on average assets	0.59%	0.74%	0.45%	0.72%
Return on average common equity	6.34	9.36	4.84	9.07
Average total equity to average total assets	9.32	7.91	9.30	7.95
Interest rate spread	3.21	3.27	3.28	3.28
Net interest margin	3.41	3.39	3.47	3.40
Cost of funds	0.94	0.79	0.89	0.76
Cost of deposits	0.74	0.53	0.68	0.51
Cost of debt	3.17	2.22	2.84	2.23
Efficiency ratio	73.23	62.83	78.63	63.35
Non-interest expense to average assets	2.47	2.19	2.71	2.20
Net operating expense to average assets	2.24	1.89	2.47	1.91
Avg. int-earning assets to avg. int-bearing liabilities	121.22	117.07	121.16	116.69
Net charge-offs to average loans	0.05	0.02	0.11	0.03
COMMON SHARE DATA
Basic net income per common share	$0.42	$0.55	$0.64	$1.05
Diluted net income per common share	0.42	0.55	0.64	1.05
Cash dividends paid per common share	0.10	0.10	0.20	0.20
Weighted average common shares outstanding:
Basic	5,551,123	4,632,911	5,549,428	4,630,647
Diluted	5,551,123	4,635,483	5,549,428	4,633,720

Selected Financial Information and Ratios (continued)
	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,586,288	$1,405,961	$180,327	12.8%
Gross loans	1,290,415	1,150,044	140,371	12.2
Classified Assets	43,536	50,298	(6,762)	(13.4)
Allowance for loan losses	10,725	10,515	210	2.0

Past due loans - 31 to 89 days	582	9,227	(8,645)	(93.7)
Past due loans >=90 days	12,347	2,483	9,864	397.3
Total past due (delinquency) loans	12,929	11,710	1,219	10.4

Non-accrual loans (a)	14,492	4,693	9,799	208.8
Accruing troubled debt restructures (TDRs) (b)	9,864	10,021	(157)	(1.6)
Other real estate owned (OREO)	8,305	9,341	(1,036)	(11.1)
Non-accrual loans, OREO and TDRs	$32,661	$24,055	$8,606	35.8
ASSET QUALITY RATIOS
Classified assets to total assets	2.74%	3.58%
Classified assets to risk-based capital	23.88	32.10
Allowance for loan losses to total loans	0.83	0.91
Allowance for loan losses to non-accrual loans	74.01	224.06
Past due loans - 31 to 89 days to total loans	0.05	0.80
Past due loans >=90 days to total loans	0.96	0.22
Total past due (delinquency) to total loans	1.00	1.02
Non-accrual loans to total loans	1.12	0.41
Non-accrual loans and TDRs to total loans	1.89	1.28
Non-accrual loans and OREO to total assets	1.44	1.00
Non-accrual loans, OREO and TDRs to total assets	2.06	1.71

Selected Financial Information and Ratios (continued)
	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017

COMMON SHARE DATA
Book value per common share	$26.41	$23.65
Tangible book value per common share**	23.94	***
Common shares outstanding at end of period	5,574,511	4,649,658
OTHER DATA
Full-time equivalent employees	195	165
Branches (c)	12	11
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.46%	8.79%
Tier 1 common capital to risk-weighted assets	10.32	9.51
Tier 1 capital to risk-weighted assets	11.23	10.53
Total risk-based capital to risk-weighted assets	13.78	13.40
Common equity to assets	9.28%	7.82%
Tangible common equity to tangible assets **	8.49%	***

** Non-GAAP financial measure. See reconciliation of GAAP and NON-GAAP measures.

*** The Company had no intangible assets before January 1, 2018.

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At June 30, 2018 and December 31, 2017, the Bank had total TDRs of $9.9 million and $10.8 million, respectively, with $0 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

(c) The Company closed four of the five acquired County First branches in May 2018.

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

The Bank has increased assets primarily with organic loan growth until its first acquisition of County First Bank in January 2018. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. Our business model is customer-focused, utilizing relationship teams to provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. As a community bank this is what gives us the competitive advantage. We consider excelling at customer service to be a critical part of our culture. The Bank’s marketing is also directed towards increasing its balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. The Bank recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

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

On January 1, 2018, the Company completed its previously announced merger of County First with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (i) $1.00 in cash consideration (the “Cash Consideration”) plus (ii) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock, the transaction value was $37.7 million.

The County First acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First, as of January 1, 2018, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First net assets will be allocated to goodwill. At December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018. See NOTE 2 – BUSINESS COMBINATION AND GOODWILL in this 10-Q for additional information.

1 As of March 31, 2018, the Company had 16 branches, including the main office in Waldorf. This number included five County First Bank branches. The Company closed four County First branches in May 2018. The La Plata branch remained open.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Earnings Summary

The Company reported net income for the three months ended June 30, 2018 of $2.3 million or diluted earnings per share of $0.42 compared to net income of $2.5 million or $0.55 per diluted share for the three months ended June 30, 2017. The second quarter results included merger and acquisition costs net of tax of $546,000 and $227,000 for the comparative quarters. The impact of merger and acquisition costs resulted in a reduction to quarterly earnings per share of approximately $0.10 for the second quarter of 2018 and $0.05 for the second quarter of 2017. The Company’s return on average assets (“ROAA”) and return on average common equity (“ROACE”) were 0.59% and 6.34% for the three months ended June 30, 2018 compared to 0.74% and 9.36% for the three months ended June 30, 2017.

The Company completed the acquisition of $200 million County First Bank (“County First”) on January 1, 2018, increasing the Company’s asset size to just under $1.6 billion. As planned, the Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch remains open. The second quarter of 2018 results reflect temporary increases in operating expenses to support the merger with County First Bank. The closure of four branches and reductions in headcount during the second quarter are expected to positively impact the Company’s operating expense run rate in the second half of 2018. The current year decrease in net income compared to the prior year was primarily due to merger-related costs, which included termination costs of County First’s core processing contract as well as investment banking, legal fees and the costs of employee agreements and severance for terminations. In addition, the Company will continue to carry additional noninterest expense in the third and fourth quarters of 2018 until duplicate vendors and processes are discontinued. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First associated with the acquisition and from a lower effective tax rate.

The Company reported operating net income, which excludes merger-related expenses, of $2.8 million, or $0.52 per share, three months ended June 30, 2018. This compares to operating net income of $2.8 million, or $0.60 per share for the three months ended June 30, 2017. Operating net income reflects higher net interest income partially offset by lower noninterest income and higher noninterest expense, much of which is associated with the acquisition of County First. The Company’s operating ROAA and ROACE were 0.73% and 7.82% for the second quarter of 2018 compared to 0.81% and 10.19% for the second quarter of 2017.

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

Net interest income totaled $12.4 million for the three months ended June 30, 2018, which represents a $1.5 million, or 13.5%, increase from $10.9 million for the three months ended June 30, 2017. Average total earning assets increased $169.5 million, or 13.2%, for the three months ended June 30, 2018 to $1,457.7 million compared to $1,288.2 million for the three months ended June 30, 2017. The increase in average total earning assets for the three months ended June 30, 2018 from the comparable quarter in 2017, resulted primarily from a $154.5 million, or 13.9%, increase in average loans as a result of organic growth and the acquisition of County First and a $14.9 million, or 8.5%, increase in average investments. Interest income increased $2.4 million for the three months ended June 30, 2018 compared to the second quarter of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $1.9 million and higher interest yields accounting for $493,000.

Average total interest-bearing liabilities increased $102.2 million, or 9.3%, for the three months ended June 30, 2018 to $1,202.5 million compared to $1,100.3 million for the three months ended June 30, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $63.8 million, or 41.7%, to $217.0 million compared to $142.2 million. Interest expense increased $881,000 for the three months ended June 30, 2018 compared to the second quarter of 2017. The increase in interest expense resulted from higher interest rates accounting for $995,000, partially offset by a decrease of $114,000 in funding costs due to a change in the composition of funding liabilities. For the three month comparative periods, average short-term borrowings and long-term debt decreased $72.5 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest bearing accounts. During the three months ended June 30, 2018, average transaction accounts increased $223.3 million or 36.1% to $842.3 million from $619.0 million for the three months ended June 30, 2017. During the same timeframe average time deposits increased slightly $15.2 million or 3.4% to $458.8 million for the three months ended June 30, 2018. The Company is optimistic that our increased liquidity and funding composition changes will make us less sensitive to rising interest rates during the third and fourth quarters of 2018.

Net interest margin of 3.41% was two basis points higher than the 3.39% for the three months ended June 30, 2017. The small increase in net interest margin from the second quarter of 2017 resulted primarily from the Company’s interest earning asset yields increasing at the same rate as overall funding costs. Interest earning asset yields increased 16 basis points from 4.16% for the three months ended June 30, 2017 to 4.32% for the three months ended June 30, 2018. The Company’s cost of funds increased 15 basis points from 0.79% for the three months ended June 30, 2017 to 0.94% for the three months ended June 30, 2018. The 2018 second quarter’s interest income was impacted from $152,000 of interest income accretion due to the recognition of the acquired performing fair value mark related to County First, the addition of higher yielding loans from the County First acquisition partially offset by non-accrual interest reversals of $117,000. Funding costs were positively impacted as the percentage of funding coming from noninterest-bearing deposits increased from 12.2% for the three months ended June 30, 2017 to 15.3% for the second quarter of 2018.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$14,483	$12,410	$2,073	16.7%
Taxable interest and dividends on investment securities	1,211	973	238	24.5%
Interest on deposits with banks	60	12	48	400.0%
Total Interest and Dividend Income	15,754	13,395	2,359	17.6%

Interest Expenses
Deposits	2,405	1,403	1,002	71.4%
Short-term borrowings	217	283	(66)	(23.3%)
Long-term debt	721	776	(55)	(7.1%)
Total Interest Expenses	3,343	2,462	881	35.8%

Net Interest Income (NII)	$12,411	$10,933	$1,478	13.5%

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$74,470	0.07%	$53,522	0.05%
Interest-bearing demand and money market accounts	550,872	0.58%	412,326	0.34%
Certificates of deposit	458,801	1.39%	443,627	0.94%
Total interest-bearing deposits	1,084,143	0.89%	909,475	0.62%
Noninterest-bearing demand deposits	216,968		153,176
	$1,301,111	0.74%	$1,062,651	0.53%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Three Months Ended June 30,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,084,143	0.89%	76.38%	$909,475	0.62%	72.55%
Debt	118,384	3.17%	8.34%	190,875	2.22%	15.23%
Total interest-bearing liabilities	1,202,527	1.11%	84.72%	1,100,350	0.89%	87.78%
Noninterest-bearing demand deposits	216,968		15.28%	153,176		12.22%
Total funds	$1,419,495	0.94%	100.00%	$1,253,526	0.79%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30,
		2018			2017
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$818,370	$9,420	4.60%	$697,929	$7,662	4.39%
Residential first mortgages	164,574	1,487	3.61%	179,574	1,730	3.85%
Residential rentals	129,621	1,429	4.41%	101,466	1,179	4.65%
Construction and land development	28,120	391	5.56%	35,881	439	4.89%
Home equity and second mortgages	38,526	489	5.08%	21,406	232	4.34%
Commercial and equipment loans	97,407	1,253	5.15%	85,911	1,159	5.40%
Consumer loans	820	14	6.83%	442	9	8.14%
Allowance for loan losses	(10,608)	-	0.00%	(10,280)	-	0.00%
Loan portfolio (1)	1,266,830	14,483	4.57%	1,112,329	12,410	4.46%
Investment securities, federal funds sold and interest-earning deposits	190,849	1,271	2.66%	175,903	985	2.24%
Interest-Earning Assets ("IEAs")	1,457,679	15,754	4.32%	1,288,232	13,395	4.16%
Cash and cash equivalents	25,142			14,102
Goodwill	10,280			-
Core deposit intangible	3,316			-
Other assets	83,228			71,498
Total Assets	$1,579,645			$1,373,832
Liabilities and Stockholders' Equity
Savings	$74,470	$13	0.07%	$53,522	$7	0.05%
Interest-bearing demand and money market accounts	550,872	796	0.58%	412,326	352	0.34%
Certificates of deposit	458,801	1,596	1.39%	443,627	1,045	0.94%
Long-term debt	37,560	226	2.41%	59,490	312	2.10%
Short-term borrowings	45,824	217	1.89%	96,385	283	1.17%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	136	4.53%	12,000	104	3.47%

Interest-Bearing Liabilities ("IBLs")	1,202,527	3,343	1.11%	1,100,350	2,462	0.89%
Noninterest-bearing demand deposits	216,968			153,176
Other liabilities	12,855			11,586
Stockholders' equity	147,295			108,720
Total Liabilities and Stockholders' Equity	$1,579,645			$1,373,832
Net interest income		$12,411			$10,933
Interest rate spread			3.21%			3.27%
Net yield on interest-earning assets			3.41%			3.39%
Avg. loans to avg. deposits			97.37%			104.67%
Avg. transaction deposits to total avg. deposits **			64.74%			58.25%
Ratio of average IEAs to average IBLs			121.22%			117.07%
Cost of funds			0.94%			0.79%
Cost of deposits			0.74%			0.53%
Cost of debt			3.17%			2.22%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $152,000 of accretion interest during the three months ended June 30, 2018.

** Transaction deposits excluded time deposits.

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

For the Three Months Ended June 30, 2018

compared to the Three Months Ended

June 30, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,766	$307	$2,073
Investment securities, federal funds sold and interest-earning deposits	100	186	286
Total interest-earning assets	$1,866	$493	$2,359

Interest-bearing liabilities:
Savings	4	2	6
Interest-bearing demand and money market accounts	200	244	444
Certificates of deposit	53	498	551
Long-term debt	(132)	46	(86)
Short-term borrowings	(239)	173	(66)
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	32	32
Total interest-bearing liabilities	$(114)	$995	$881
Net change in net interest income	$1,980	$(502)	$1,478

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $152,000 of accretion interest during the three months ended June 30, 2018.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Provision for loan losses	$400	$376	$24	6.4%

The provision for loan losses increased $24,000 to $400,000 for the three months ended June 30, 2018 compared to $376,000 for the three months ended June 30, 2017. Net charge-offs of $146,000 were recognized for the three months ended June 30, 2018 compared to net charge-offs of $51,000 for the three months ended June 30, 2017. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

Noninterest income of $893,000 for the three months ended June 30, 2018 decreased by $159,000 compared to $1.1 million for the three months ended June 30, 2017. The decrease in noninterest income was primarily due to gains on the sale of investment securities sold for the three months ended June 30, 2017 and the recognition for the three months ended June 30, 2018 of unrealized losses on equity securities due to a new accounting standard effective in the first quarter of 2018 that requires recognition of changes in the fair value flow through the Company’s statement of income. These decreases to non-interest income were partially offset by increases in service charge income due to a larger deposit base and additional income from the addition of approximately $6.3 million of Bank Owned Life Insurance acquired in the County First transaction.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$7	$9	$(2)	(22.2)%
Gain on sale of asset	1	47	(46)	(97.9)%
Net gains (losses) on sale of OREO	(8)	9	(17)	(188.9)%
Net gains on sale of investment securities	-	133	(133)	(100.0)%
Unrealized gain (loss) on equity securities	(78)	-	(78)	n/a
Income from bank owned life insurance	224	194	30	15.5%
Service charges	747	660	87	13.2%
Total Noninterest Income	$893	$1,052	$(159)	(15.1)%

Noninterest Expense

Noninterest expenses increased $2.2 million, or 29.4%, to $9.7 million for the three months ended June 30, 2018 compared to $7.5 million for the three months ended June 30, 2017, and decreased $1.9 million, or 16.5%, compared to $11.7 million in the first quarter of 2018. Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses increased $1.6 million, or 22.7%, to $8.8 million for the three months ended June 30, 2018 compared to $7.2 million for the three months ended June 30, 2017, and increased $86,000, or 1.0%, compared to $8.7 million in first quarter of 2018. Overall the increases in adjusted noninterest expenses comparing the second quarter of 2018 to the same quarter in 2017 were due primarily to increases in salary and employee benefits due to the addition of County First employees. Other increases from the comparable periods were to occupancy expense, data processing expense, core deposit intangible amortization and advertising expense, all of which were due primarily to the acquisition of County First. The Company closed four of the five acquired branches in May 2018. Two of the three held for sale County First branches were sold in June 2018. Branch closings are expected to positively impact the Company’s expense run rate in the second half of 2018.

The Company’s efficiency ratio2 was 73.22% for the three months ended June 30, 2018 compared to 62.83% for the three months ended June 30, 2017. The Company’s net operating expense ratio3 was 2.24% for the three months ended June 30, 2018 compared to 1.89% for the three months ended June 30, 2017. The Company’s net operating expenses increased $2.4 million from $6.5 million for the three months ended June 30, 2017 to $8.8 million for the three months ended June 30, 2018. Merger costs increased the $2.4 million variance by $503,000. Net operating expense ratios increased in the first half of 2018 primarily due to duplicate systems and resources required to integrate County First. These costs are expected to decrease in the second half of 2018. The Company does not expect significant merger and acquisition costs related to the acquisition in the third and fourth quarters of 2018. The Company’s expected expense run rate for the balance of 2018 is $8.4 million to $8.6 million per quarter.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$5,129	$4,198	$931	22.2%
OREO valuation allowance and expenses	229	145	84	57.9%
Merger and acquisition costs	741	238	503	211.3%
Operating expenses	3,642	2,949	693	23.5%
Total Noninterest Expense	$9,741	$7,530	$2,211	29.4%

	Three Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$5,129	$4,198	$931	22.2%
Occupancy expense	739	658	81	12.3%
Advertising	180	140	40	28.6%
Data processing expense	782	634	148	23.3%
Professional fees	426	360	66	18.3%
Merger & acquisition costs	741	238	503	211.3%
Depreciation of premises and equipment	202	204	(2)	(1.0)%
Telephone communications	69	45	24	53.3%
Office supplies	41	28	13	46.4%
FDIC Insurance	113	161	(48)	(29.8)%
OREO valuation allowance and expenses	229	145	84	57.9%
Core deposit intangible amortization	199	-	199	n/a
Other	891	719	172	23.9%
Total Noninterest Expense	$9,741	$7,530	$2,211	29.4%

Income Tax Expense

The Company’s consolidated effective tax rate was 26.2% for the three months ended June 30, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes. The Company’s normal effective rate as of June 30, 2018 was 27.52% (19.27% for federal; 8.25% for state). The Company’s consolidated effective tax rate was 37.7% in the second quarter of 2017.

2 Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.

3 The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Earnings Summary

The Company reported net income for the six months ended June 30, 2018 of $3.6 million or diluted earnings per share of $0.64 compared to net income of $4.9 million or $1.05 per diluted share for the six months ended June 30, 2017. The results included merger and acquisition costs net of tax of $2.7 million and $237,000 for the comparative six month periods. The impact of merger and acquisition costs resulted in a reduction to earnings per share of approximately $0.48 for the six months ended June 30, 2018 and $0.06 for the six months ended June 30, 2017. The Company’s ROAA and ROACE were 0.45% and 4.84% for the six months ended June 30, 2018 compared to 0.72% and 9.07% for the six months ended June 30, 2017.

The Company completed the acquisition of $200 million County First Bank (“County First”) on January 1, 2018, increasing the Company’s asset size to just under $1.6 billion. As planned, the Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch remains open. The first six months of 2018 results reflect temporary increases in operating expenses to support the merger with County First Bank. The closure of four branches and reductions in headcount during the second quarter are expected to positively impact the Company’s operating expense run rate in the second half of 2018. The current year decrease in net income compared to the prior year was primarily due to merger-related costs, which included termination costs of County First’s core processing contract as well as investment banking, legal fees and the costs of employee agreements and severance for terminations. In addition, the Company will continue to carry additional noninterest expense in the third and fourth quarters of 2018 until duplicate vendors and processes are discontinued. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First associated with the acquisition and from a lower effective tax rate.

The Company reported operating net income, which excludes merger-related expenses, of $6.2 million, or $1.12 per share, for the six months ended June 30, 2018. This compares to operating net income of $5.1 million, or $1.11 per share for the six months ended June 30, 2017. Operating net income reflects higher net interest income partially offset by higher loan loss provision and noninterest expense, much of which is associated with the acquisition of County First. The Company’s operating ROAA and ROACE were 0.79% and 8.49% for the first six months of 2018 compared to 0.76% and 9.51% for the first six months of 2017.

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

Net interest income totaled $25.3 million for the six months ended June 30, 2018, which represents a $3.7 million, or 17.1%, increase from $21.6 million for the six months ended June 30, 2017. Average total earning assets increased $185.8 million, or 14.6%, for the six months ended June 30, 2018 to $1,457.3 million compared to $1,271.5 million for the six months ended June 30, 2017. The increase in average total earning assets for the six months ended June 30, 2018 from the comparable period in 2017, resulted primarily from a $172.6 million, or 15.7%, increase in average loans as a result of organic growth and the acquisition of County First and a $13.2 million, or 7.6%, increase in average investments. Interest income increased $5.3 million for the six months ended June 30, 2018 compared to the same period of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $4.1 million and higher interest yields accounting for $1.2 million.

Average total interest-bearing liabilities increased $113.2 million, or 10.4%, for the six months ended June 30, 2018 to $1,202.8 million compared to $1,089.6 million for the six months ended June 30, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $70.6 million, or 47.8%, to $218.3 million compared to $147.7 million. Interest expense increased $1.6 million for the six months ended June 30, 2018 compared to the same period of 2017. The increase in interest expense resulted from higher interest rates accounting for $1.6 million. Funding costs from a change in the composition of funding liabilities resulted in a small increase of $27,000 to interest expense. For the six month comparative periods, average short-term borrowings and long-term debt decreased $42.8 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest bearing accounts. During the six months ended June 30, 2018, average transaction accounts increased $204.7 million or 33.4% to $817.1 million from $612.4 million for the six months ended June 30, 2017. During the same timeframe average time deposits increased slightly, $21.9 million or 4.7%, to $463.9 million for the six months ended June 30, 2018.

Net interest margin of 3.47% was seven basis points higher than the 3.40% for the six months ended June 30, 2017. The increase in net interest margin from the first six months of 2017 resulted primarily from the Company’s interest earning asset yields increasing at faster rate than overall funding costs. Interest earning asset yields increased 20 basis points from 4.14% for the six months ended June 30, 2017 to 4.34% for the six months ended June 30, 2018. The Company’s cost of funds increased 13 basis points from 0.76% for the six months ended June 30, 2017 to 0.89% for the six months ended June 30, 2018. The 2018 year to date interest income was impacted from $473,000 of interest income accretion due to the recognition of the acquired performing fair value mark related to County First as well as the addition of higher yielding loans from the County First acquisition. Funding costs were positively impacted as the percentage of funding coming from noninterest-bearing deposits increased from 11.9% for the six months ended June 30, 2017 to 15.4% for the six months ended June 30, 2018.

During the first six months of 2018, net interest margin increased as higher yielding assets more than offset the increased cost of funds. The increase in transaction accounts with the acquisition of County First as well as organic transaction deposit growth in the first six months of 2018 helped minimize deposit betas and positively impacted net interest margin.

The pay down of wholesale funding also positively impacted margins. Traditional brokered deposits and FHLB advances were paid down $123.8 million in the first six months of 2018 and replaced with retail deposits. Retail deposits, which include all deposits except traditional brokered deposits, increased $265.4 million or 26.9% from $987.2 million at December 31, 2017 to $1,252.6 million at June 30, 2018. Management is optimistic that increased liquidity and improved funding composition will partially mitigate the Company’s sensitivity to rising interest rates during the remainder of 2018.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$29,209	$24,380	$4,829	19.8%
Taxable interest and dividends on investment securities	2,306	1,919	387	20.2%
Interest on deposits with banks	132	18	114	633.3%
Total Interest and Dividend Income	31,647	26,317	5,330	20.3%

Interest Expenses
Deposits	4,361	2,671	1,690	63.3%
Short-term borrowings	500	430	70	16.3%
Long-term debt	1,485	1,609	(124)	(7.7)%
Total Interest Expenses	6,346	4,710	1,636	34.7%

Net Interest Income (NII)	$25,301	$21,607	$3,694	17.1%

The following table presents information on average balances and rates for deposits.

	For the Six Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$74,706	0.07%	$52,476	0.05%
Interest-bearing demand and money market accounts	524,082	0.51%	412,202	0.32%
Certificates of deposit	463,995	1.29%	442,086	0.90%
Total interest-bearing deposits	1,062,783	0.82%	906,764	0.59%
Noninterest-bearing demand deposits	218,327		147,713
	$1,281,110	0.68%	$1,054,477	0.51%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Six Months Ended June 30,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,062,783	0.82%	74.78%	$906,764	0.59%	73.28%
Debt	140,027	2.84%	9.85%	182,861	2.23%	14.78%
Total interest-bearing liabilities	1,202,810	1.06%	84.64%	1,089,625	0.86%	88.06%
Noninterest-bearing demand deposits	218,327		15.36%	147,713		11.94%
Total funds	$1,421,137	0.89%	100.00%	$1,237,338	0.76%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2018 and 2017, respectively.

	For the Six Months Ended June 30,
		2018			2017
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$817,216	$18,812	4.60%	$683,226	$15,051	4.41%
Residential first mortgages	166,811	3,061	3.67%	176,967	3,396	3.84%
Residential rentals	128,904	3,024	4.69%	101,333	2,336	4.61%
Construction and land development	28,480	765	5.37%	37,229	869	4.67%
Home equity and second mortgages	39,563	972	4.91%	21,199	449	4.24%
Commercial and equipment loans	98,919	2,547	5.15%	87,236	2,262	5.19%
Consumer loans	845	28	6.63%	433	17	7.85%
Allowance for loan losses	(10,663)	-	0.00%	(10,175)	-	0.00%
Loan portfolio (1)	1,270,075	29,209	4.60%	1,097,448	24,380	4.44%
Investment securities, federal funds sold and interest-bearing deposits	187,228	2,438	2.60%	174,027	1,937	2.23%
Interest-Earning Assets ("IEAs")	1,457,303	31,647	4.34%	1,271,475	26,317	4.14%
Cash and cash equivalents	25,595			12,703
Goodwill	10,213			-
Core deposit intangible	3,397			-
Other assets	84,078			71,744
Total Assets	$1,580,586			$1,355,922
Liabilities and Stockholders' Equity
Savings	$74,706	$25	0.07%	$52,476	$13	0.05%
Interest-bearing demand and money market accounts	524,082	1,339	0.51%	412,202	660	0.32%
Certificates of deposit	463,995	2,997	1.29%	442,086	1,998	0.90%
Long-term debt	43,933	510	2.32%	60,679	677	2.23%
Short-term borrowings	61,094	500	1.64%	87,182	430	0.99%
Subordinated Notes	23,000	719	6.25%	23,000	719	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	256	4.27%	12,000	213	3.55%

Interest-Bearing Liabilities ("IBLs")	1,202,810	6,346	1.06%	1,089,625	4,710	0.86%
Noninterest-bearing demand deposits	218,327			147,713
Other liabilities	12,444			10,849
Stockholders' equity	147,005			107,735
Total Liabilities and Stockholders' Equity	$1,580,586			$1,355,922
Net interest income		$25,301			$21,607
Interest rate spread			3.28%			3.28%
Net yield on interest-earning assets			3.47%			3.40%
Avg. loans to avg. deposits			99.14%			104.08%
Avg. transaction deposits to total avg. deposits **			63.78%			58.08%
Ratio of average IEAs to average IBLs			121.16%			116.69%
Cost of funds			0.89%			0.76%
Cost of deposits			0.68%			0.51%
Cost of debt			2.84%			2.23%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $473,000 of accretion interest during the six months ended June 30, 2018.

** Transaction deposits excluded time deposits.

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

For the Six Months Ended June 30, 2018

compared to the Six Months Ended

June 30, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$3,970	$859	$4,829
Investment securities, federal funds sold and interest bearing deposits	172	329	501
Total interest-earning assets	$4,142	$1,188	$5,330

Interest-bearing liabilities:
Savings	7	5	12
Interest-bearing demand and money market accounts	286	393	679
Certificates of deposit	142	857	999
Long-term debt	(194)	27	(167)
Short-term borrowings	(214)	284	70
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	43	43
Total interest-bearing liabilities	$27	$1,609	$1,636
Net change in net interest income	$4,115	$(421)	$3,694

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $473,000 of accretion interest during the six months ended June 30, 2018.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Provision for loan losses	$900	$756	$144	19.0%

The provision for loan losses increased $144,000 to $900,000 for the six months ended June 30, 2018 compared to $756,000 for the six months ended June 30, 2017. Net charge-offs of $690,000 were recognized for the six months ended June 30, 2018 compared to net charge-offs of $182,000 for the six months ended June 30, 2017. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

Noninterest income was flat at $1.9 million for the six months ended June 30, 2018 and 2017, respectively. Noninterest income decreased due to gains on the sale of investment securities, OREO and assets sold for the six months ended June 30, 2017 and the recognition for the six months ended June 30, 2018 of unrealized losses on equity securities due to a new accounting standard effective in the first quarter of 2018 that require recognition of changes in the fair value flow through the Company’s statement of income. These decreases to non-interest income were offset by increases in service charge income due to a larger deposit base from the County First acquisition and an increase in income from the addition of approximately $6.3 million of Bank Owned Life Insurance acquired in the County First transaction.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$60	$56	$4	7.1%
Gain on sale of assets	1	47	(46)	(97.9)%
Net gains (losses) on sale of OREO	(8)	36	(44)	(122.2)%
Net gains on sale of investment securities	-	133	(133)	(100.0)%
Unrealized gain (loss) on equity securities	(78)	-	(78)	n/a
Income from bank owned life insurance	450	385	65	16.9%
Service charges	1,499	1,270	229	18.0%
Total Noninterest Income	$1,924	$1,927	$(3)	(0.2)%

Noninterest Expense

Noninterest expenses increased $6.5 million, or 43.6%, to $21.4 million for the six months ended June 30, 2018 compared to $14.9 million for the six months ended June 30, 2017. Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses increased $3.1 million, or 21.7%, to $17.4 million for the six months ended June 30, 2018 compared to $14.3 million for the six months ended June 30, 2017. Overall the increases in adjusted noninterest expenses were due primarily to increases in salary and employee benefits due to the addition of County First employees. Other increases from the comparable periods were to occupancy expense, data processing expense, core deposit intangible amortization and advertising expense, all of which were due primarily to the acquisition of County First. The Company closed four of the five acquired branches in May 2018. Two of the three held for sale County First branches were sold in June 2018. Branch closings are expected to positively impact the Company’s expense run rate in the second half of 2018.

The Company’s efficiency ratio was 78.63% for the six months ended June 30, 2018 compared to 63.35% for the six months ended June 30, 2017. The Company’s net operating expense ratio was 2.47% for the six months ended June 30, 2018 compared to 1.91% for the six months ended June 30, 2017. The Company’s net operating expenses increased $6.5 million from $13.0 million for the six months ended June 30, 2017 to $19.5 million for the six months ended June 30, 2017. Merger costs increased the $6.5 million variance by $3.4 million. Net operating expense ratios increased in the first half of 2018 primarily due to duplicate systems and resources required to integrate County First. These costs are expected to decrease in the second half of 2018. The Company does not expect significant merger and acquisition costs related to the acquisition in the third and fourth quarters of 2018. The Company’s expected expense run rate for the balance of 2018 is $8.4 million to $8.6 million per quarter.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$10,176	$8,511	$1,665	19.6%
OREO valuation allowance and expenses	343	340	3	0.9%
Merger and acquisition costs	3,609	255	3,354	1315.3%
Operating expenses	7,280	5,803	1,477	25.5%
Total Noninterest Expense	$21,408	$14,909	$6,499	43.6%

	Six Months Ended June 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$10,176	$8,511	$1,665	19.6%
Occupancy expense	1,505	1,311	194	14.8%
Advertising	339	248	91	36.7%
Data processing expense	1,465	1,211	254	21.0%
Professional fees	778	680	98	14.4%
Merger and acquisition costs	3,609	255	3,354	1315.3%
Depreciation of premises and equipment	401	403	(2)	(0.5)%
Telephone communications	168	96	72	75.0%
Office supplies	81	60	21	35.0%
FDIC Insurance	311	327	(16)	(4.9)%
OREO valuation allowance and expenses	343	340	3	0.9%
Core deposit intangible amortization	404	-	404	n/a
Other	1,828	1,467	361	24.6%
Total Noninterest Expense	$21,408	$14,909	$6,499	43.6%

Income Tax Expense

The Company’s consolidated effective tax rate was 27.7% for the six months ended June 30, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes. The Company’s normal effective rate as of June 30, 2018 was 27.52% (19.27% for federal; 8.25% for state). The Company’s consolidated effective tax rate was 37.9% for the six months ended June 30, 2017.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

Assets

Total assets increased $180.3 million, or 12.8%, to $1.6 billion at June 30, 2018 compared to total assets of $1.4 billion at December 31, 2017, primarily as a result of the acquisition of County First. Cash and cash equivalents increased $5.0 million, or 32.2%, to $20.4 million and total securities increased $16.9 million, or 10.1%, to $184.5 million. Gross loans increased 12.2% or $140.4 million from $1,151.1 million at December 31, 2017 to $1,291.5 million at June 30, 2018, primarily due to the acquisition. The differences in allocations between the cash and investment categories reflect operational needs.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change

Cash and due from banks	$16,718	$13,315	$3,403	25.6%
Interest-bearing deposits with banks	3,667	2,102	1,565	74.5%
Securities available for sale (AFS), at fair value	79,026	68,164	10,862	15.9%
Securities held to maturity (HTM), at amortized cost	100,842	99,246	1,596	1.6%
Equity securities carried at fair value through income	4,367	-	4,367	n/a
Non-marketable equity securities held in other financial institutions	249	121	128	105.8%
FHLB stock - at cost	4,311	7,276	(2,965)	(40.8)%
Net Loans	1,280,812	1,140,615	140,197	12.3%
Goodwill	10,603	-	10,603	n/a
Premises and equipment, net	22,472	21,391	1,081	5.1%
Premises and equipment held for sale	600	-	600	n/a
Other real estate owned (OREO)	8,305	9,341	(1,036)	(11.1)%
Accrued interest receivable	4,786	4,511	275	6.1%
Investment in bank owned life insurance	35,843	29,398	6,445	21.9%
Core deposit intangible	3,186	-	3,186	n/a
Net deferred tax assets	6,624	5,922	702	11.9%
Other assets	3,877	4,559	(682)	(15.0)%
Total Assets	$1,586,288	$1,405,961	$180,327	12.8%

The acquisition of County First led to a slight shift in the composition of the loan portfolios during 2018 compared to December 31, 2017. Regulatory concentrations for non-owner occupied commercial real estate and construction decreased from 309.6% and 65.5% at December 31, 2017 to 294.8% and 65.1% at June 30, 2018.

The following is a breakdown of the Company’s loan portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,503	$826,941	$828,445	64.20%	$727,314	63.25%
Residential first mortgages	470	162,621	163,090	12.64%	170,374	14.81%
Residential rentals	1,274	126,195	127,469	9.88%	110,228	9.58%
Construction and land development	272	28,375	28,647	2.22%	27,871	2.42%
Home equity and second mortgages	319	36,707	37,026	2.87%	21,351	1.86%
Commercial loans	-	57,519	57,519	4.46%	56,417	4.91%
Consumer loans	-	801	801	0.06%	573	0.05%
Commercial equipment	-	47,418	47,418	3.67%	35,916	3.12%
Gross loans	3,838	1,286,577	1,290,415	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	1,122	1,122	0.09%	1,086	0.09%
Total loans, net of deferred costs	$3,838	$1,287,699	$1,291,537		$1,151,130
Less: allowance for loan losses	-	(10,725)	(10,725)	-0.83%	(10,515)	-0.91%
Net loans	$3,838	$1,276,974	$1,280,812		$1,140,615

**All other loans include acquired Non-PCI pools.

The following is a breakdown of acquired and non-acquired loans as of June 30, 2018:

BY ACQUIRED AND NON-ACQUIRED	June 30, 2018%		December 31, 2017%

Acquired loans - performing	$115,157	8.92%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,838	0.30%	-	0.00%
Total acquired loans	118,995	9.22%	-	0.00%
Non-acquired loans**	1,171,420	90.78%	1,150,044	100.00%
Gross loans	1,290,415		1,150,044
Net deferred costs (fees)	1,122	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,291,537		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

In terms of accounting designations, compared to December 31, 2017, (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired, increased $21.4 million, or 1.9%, to $1,174.4 million at June 30, 2018; (ii) acquired performing loans were $115.2 million at June 30, 2018; and (iii) purchase credit impaired (“PCI”) loans were $3.8 million at June 30, 2018. At June 30, 2018, performing acquired loans, which totaled $115.2 million, included a $2.2 million net acquisition accounting fair market value adjustment, representing a 1.84% “mark;” and PCI loans which totaled $3.8 million, included a $671,000 adjustment, representing a 14.89% “mark.” During the three and six months ended June 30, 2018 there was $152,000 and $473,000, respectively, of accretion interest.

The non-acquired portfolios increased $21.4 million or 3.7% annualized from $1,150.0 million at December 31, 2017 to $1.171.4 million at June 30, 2018. The Bank’s higher yielding commercial real estate portfolio has grown $29.1 million at an 8.0% annualized rate during the first six months of 2018, which has been partially offset by a net decrease in other loan portfolios of $7.8 million.

The following is a breakdown of the Company’s non-acquired loan portfolios at June 30, 2018 and December 31, 2017:

Non-Acquired Loan Portfolios						Annualized
(dollars in thousands)	June 30, 2018%		December 31, 2017%		$ Change	% Change

Commercial real estate	$756,452	64.57%	$727,314	63.25%	$29,138	8.01%
Residential first mortgages	162,621	13.88%	170,374	14.81%	(7,753)	-9.10%
Residential rentals	106,967	9.13%	110,228	9.58%	(3,261)	-5.92%
Construction and land development	27,611	2.36%	27,871	2.42%	(260)	-1.87%
Home equity and second mortgages	21,334	1.82%	21,351	1.86%	(17)	-0.16%
Commercial loans	53,853	4.60%	56,417	4.91%	(2,564)	-9.09%
Consumer loans	564	0.05%	573	0.05%	(9)	-3.14%
Commercial equipment	42,018	3.59%	35,916	3.12%	6,102	33.98%
	$1,171,420	100.00%	$1,150,044	100.00%	$21,376	3.72%

Asset Quality

The following tables show asset quality ratios at June 30, 2018 and December 31, 2017.

(dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,586,288	$1,405,961	$180,327	12.8%
Gross loans	1,290,415	1,150,044	140,371	12.2
Classified Assets	43,536	50,298	(6,762)	(13.4)
Allowance for loan losses	10,725	10,515	210	2.0

Past due loans - 31 to 89 days	582	9,227	(8,645)	(93.7)
Past due loans >=90 days	12,347	2,483	9,864	397.3
Total past due (delinquency) loans	12,929	11,710	1,219	10.4

Non-accrual loans (a)	14,492	4,693	9,799	208.8
Accruing troubled debt restructures (TDRs) (b)	9,864	10,021	(157)	(1.6)
Other real estate owned (OREO)	8,305	9,341	(1,036)	(11.1)
Non-accrual loans, OREO and TDRs	$32,661	$24,055	$8,606	35.8
ASSET QUALITY RATIOS
Classified assets to total assets	2.74%	3.58%
Classified assets to risk-based capital	23.88	32.10
Allowance for loan losses to total loans	0.83	0.91
Allowance for loan losses to non-accrual loans	74.01	224.06
Past due loans - 31 to 89 days to total loans	0.05	0.80
Past due loans >=90 days to total loans	0.96	0.22
Total past due (delinquency) to total loans	1.00	1.02
Non-accrual loans to total loans	1.12	0.41
Non-accrual loans and TDRs to total loans	1.89	1.28
Non-accrual loans and OREO to total assets	1.44	1.00
Non-accrual loans, OREO and TDRs to total assets	2.06	1.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At June 30, 2018 and December 31, 2017, the Bank had total TDRs of $9.9 million and $10.8 million, respectively, with $0 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.

Classified assets decreased $6.8 million from $50.3 million at December 31, 2017 to $43.5 million at June 30, 2018. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2018, March 31, 2018 and December 31, 2017, 2016, 2015 and 2014, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of 06/30/2018	As of 03/31/2018	As of 12/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014
Classified loans
Substandard	$34,559	$34,772	$40,306	$30,463	$31,943	$46,735
Doubtful	103	-	-	137	861	-
Loss	-	-	-	-	-	-
Total classified loans	34,662	34,772	40,306	30,600	32,804	46,735
Special mention loans	854	2,033	96	-	1,642	5,460
Total classified and special mention loans	$35,516	$36,805	$40,402	$30,600	$34,446	$52,195

Classified loans	34,662	34,772	40,306	30,600	32,804	46,735
Classified securities	569	612	651	883	1,093	1,404
Other real estate owned	8,305	9,352	9,341	7,763	9,449	5,883
Total classified assets	$43,536	$44,736	$50,298	$39,246	$43,346	$54,022

Total classified assets as a percentage of total assets	2.74%	2.84%	3.58%	2.94%	3.79%	4.99%
Total classified assets as a percentage of Risk Based Capital	23.88%	24.81%	32.10%	26.13%	30.19%	39.30%

Non-accrual loans and OREO to total assets increased from 1.00% at December 31, 2017 to 1.44% at June 30, 2018. Non-accrual loans, OREO and TDRs to total assets increased $8.6 million from $24.1 million or 1.71% at December 31, 2017 to $32.7 million or 2.06% at June 30, 2018. The $8.6 million increase was principally due to of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018, which resulted in the reversal of approximately $120,000 of interest income.

Non-accrual loans (90 days or greater delinquent and non-accrual only loans) increased $9.8 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $14.5 million or 1.12% of total loans at June 30, 2018. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At June 30, 2018, non-accrual loans of $14.5 million included 30 loans, of which $11.7 million, or 80% represented 11 loans and two customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the six months ended June 30, 2018, non-accrual loans increased $9.8 million primarily as a result of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018, which resulted in the reversal of approximately $120,000 of interest income. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were TDRs. Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included no TDRs at June 30, 2018 and one TDR totaling $769,000 at December 31, 2017. This loan was classified solely as non-accrual for the calculation of financial ratios.

Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $1.2 million from $11.7 million, or 1.02% of loans, at December 31, 2017 to $12.9 million, or 1.00% of loans, at June 30, 2018.

TDRs decreased $926,000 due to principal paydowns and payoffs for the six months ended June 30, 2018. There were no TDRs added during the six months ended June 30, 2018. The Company had specific reserves of $393,000 on three TDRs totaling $2.3 million at June 30, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

The following is a breakdown by loan classification of the Company’s TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$8,396	8	$9,273	9
Residential first mortgages	517	2	527	2
Residential rentals	218	1	221	1
Construction and land development	729	2	729	2
Commercial loans	4	1	4	1
Commercial equipment	-	-	36	1
Total TDRs	$9,864	14	$10,790	16
Less: TDRs included in non-accrual loans	-	-	(769)	(1)
Total accrual TDR loans	$9,864	14	$10,021	15

The Company recorded a $400,000 and $900,000 provision for loan loss expense for the three and six months ended June 30, 2018 compared to loan loss provisions of $376,000 and $756,000 for the three and six months ended June 30, 2017. Net charge-offs of $146,000 and $690,000 were recognized for the three and six months ended June 30, 2018. Net charge-offs of $51,000 and $182,000 for the same periods in 2017. Allowance for loan loss levels decreased to 0.83% of total loans at June 30, 2018 compared to 0.91% at December 31, 2017 due to the addition of County First loans for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and six months ended June 30, 2018 and 2017 and year ended December 31, 2017:

	Three Months Ended		Six Months Ended		Year Ended December 31,
(dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	2017

Beginning of period	$10,471	$10,109	$10,515	$9,860	$9,860

Charge-offs	(164)	(68)	(744)	(216)	(482)
Recoveries	18	17	54	34	127
Net charge-offs	(146)	(51)	(690)	(182)	(355)

Provision for loan losses	400	376	900	756	1,010
End of period	$10,725	$10,434	$10,725	$10,434	$10,515

Net charge-offs to average loans (annualized)	-0.05%	-0.02%	-0.11%	-0.03%	-0.03%

Breakdown of general and specific allowance as a percentage of gross loans	June 30, 2018	June 30, 2017	December 31, 2017
General allowance	$9,359	$8,958	$9,491
Specific allowance	1,366	1,476	1,024
	$10,725	$10,434	$10,515
General allowance	0.72%	0.78%	0.82%
Specific allowance	0.11%	0.13%	0.09%
Allowance to gross loans	0.83%	0.91%	0.91%

Allowance to non-acquired gross loans	0.92%	0.91%	0.91%

Total acquired loans	118,996	-	-
Non-acquired loans**	1,171,419	1,142,010	1,150,044
Gross loans	1,290,415	1,142,010	1,150,044

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The OREO balance decreased $1.0 from $9.3 million at December 31, 2017 to $8.3 million at June 30, 2018. During the six months ended June 30, 2018 and 2017, OREO additions were $238,000 and $2.8 million, respectively. During the six months ended June 30, 2018, additions of $238,000 were for $95,000 of capitalized costs to improve a development project and $143,000 for commercial real estate. During the six months ended June 30, 2017, additions of $2.8 million to OREO were related to the foreclosure of a stalled residential development project. During the six months ended June 30, 2018 and 2017, there were OREO disposals of $991,000 and $1.1 million, respectively. The Company recognized net losses of $8,000 on disposals of multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000 for the six months ended June 30, 2018. The Company recognized net gains of $36,000 on disposals of $1.1 million of four residential properties and multiple residential lots for the six months ended June 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition. Additions to the valuation allowances of $283,000 and $313,000 were taken to adjust properties to current appraised values for the six months ended June 30, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At June 30, 2018, greater than 99%, or $179.3 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $162.3 million, at December 31, 2017. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. Classified securities decreased $82,000 from $651,000 at December 31, 2017 to $569,000 at June 30, 2018.

Gross unrealized losses on HTM and AFS securities increased from $3.1 million at December 31, 2017 to $6.0 million at June 30, 2018 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2018 and December 31, 2017 for AFS securities were $3.0 million and $1.7 million, respectively, of amortized cost of $82.0 million and $69.9 million, respectively. Gross unrealized losses at June 30, 2018 and December 31, 2017 for HTM securities were $3.0 million and $1.4 million, respectively, of amortized cost of $100.8 million and $99.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 97% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest-bearing deposits	$214,249	$159,844	$54,405	34.0%
Interest-bearing deposits	1,109,619	946,393	163,226	17.2%
Total deposits	1,323,868	1,106,237	217,631	19.7%
Short-term borrowings	36,500	87,500	(51,000)	(58.3)%
Long-term debt	30,467	55,498	(25,031)	(45.1)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	13,207	11,769	1,438	12.2%
Total Liabilities	$1,439,042	$1,296,004	$143,038	11.0%

Deposits and Borrowings

Total deposits increased $217.7 million, or 19.7%, to $1,323.9 million at June 30, 2018, compared to $1,106.2 million at December 31, 2017. Retail deposits increased $265.5 million or 26.9%, while traditional brokered deposits decreased $47.8 million. Noninterest bearing demand deposits increased $54.4 million, or 34.0%, to $214.2 million (16.2% of total deposits). The Company uses both traditional and reciprocal brokered deposits. Traditional brokered deposits were $71.3 million at June 30, 2018 compared to $118.9 million at December 31, 2017. Reciprocal brokered deposits are used to maximize FDIC insurance available to our customers. Reciprocal brokered deposits were $152.8 million at June 30, 2018 compared to $92.9 million at December 31, 2017.

Transaction deposit accounts increased $222.7 million from $654.6 million (59% of deposits) at December 31, 2017 to $877.4 million (66% of deposits) at June 30, 2018. The Company is optimistic that the increase in transaction deposits during the first and second quarters of 2018 will be less sensitive to rising interest rates than wholesale funding.

Details of the Company’s deposit portfolio at June 30, 2018, March 31, 2018 and December 31, 2017 are presented below:

	June 30, 2018		March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand	$214,249	16.18%	$229,612	17.86%	$159,844	14.45%
Interest-bearing:
Demand	307,986	23.26%	217,039	16.88%	215,447	19.48%
Money market deposits	281,975	21.30%	284,449	22.12%	226,351	20.46%
Savings	73,142	5.52%	76,360	5.94%	52,990	4.79%
Certificates of deposit	446,516	33.73%	478,476	37.21%	451,605	40.82%
Total interest-bearing	1,109,619	83.82%	1,056,324	82.14%	946,393	85.55%

Total Deposits	$1,323,868	100.00%	$1,285,936	100.00%	$1,106,237	100.00%

Transaction accounts	$877,352	66.27%	$807,460	62.79%	$654,632	59.18%

Federal Home Loan Bank (“FHLB”) long-term debt and short-term borrowings decreased $76.0 million, or 53.2%, to $67.0 million at June 30, 2018 compared to $143.0 million at December 31, 2017. Wholesale funding, which includes traditional brokered deposits and FHLB advances, decreased $123.8 million or 47% from $261.9 million (18.7% of assets) at December 31, 2017 to $138.2 million (8.7% of assets) at June 30, 2018. Wholesale funding at 8.7% of assets is at its lowest point since 2012. Cash and the sale of securities from the County First acquisition were used to pay down debt and brokered deposits. In addition, the Company was able to further reduce wholesale funding with second quarter 2018 organic transaction deposit growth of $69.9 million.

The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.

Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio has decreased from 103.1% at December 31, 2017 to 96.7% at June 30, 2018.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At June 30, 2018 and December 31, 2017, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

Total stockholders’ equity increased $37.3 million, or 33.9%, to $147.3 million at June 30, 2018 compared to $110.0 million at December 31, 2017. This increase primarily resulted from the issuance of 918,526 shares of common stock, valued at $35.6 million (based on the $38.78 per share closing price), as the stock component of the merger consideration paid in the County First acquisition. In addition, stockholders’ equity increased due to net income of $3.6 million and net stock related activities related to stock-based compensation of $247,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $1.1 million, an increase in accumulated other comprehensive losses of $991,0000 and repurchases of common stock of $67,000.

Common stockholders' equity of $147.3 million and $110.0 million at June 30, 2018 and December 31, 2017 resulted in a book values per common share of $26.41 and $23.65, respectively. Tangible book value at June 30, 2018 was $23.94. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets. The Company’s ratio of tangible common equity to tangible assets increased to 8.49% at June 30, 2018 from 7.82% at December 31, 2017. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.32% at June 30, 2018 compared to 9.51% at December 31, 2017. The Company remains well capitalized at June 30, 2018 with a Tier 1 capital to average assets (leverage ratio) of 9.46% at June 30, 2018 compared to 8.79% at December 31, 2017.

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change

Common Stock at par of $0.01	$56	$46	$10	21.7%
Additional paid in capital	84,106	48,209	35,897	74.5%
Retained earnings	66,021	63,648	2,373	3.7%
Accumulated other comprehensive loss	(2,182)	(1,191)	(991)	83.2%
Unearned ESOP shares	(755)	(755)	-	0.0%
Total Stockholders' Equity	$147,246	$109,957	$37,289	33.9%

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at June 30, 2018 was $147.2 million, compared to $110.0 million at December 31, 2017. The increase in capital during the first six months of 2018 was principally due to a $35.6 million issuance of stock for the County First acquisition.

During the six months ended June 30, 2018 and 2017, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2018, and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

At June 30, 2018 and December 31, 2017, the Bank had $76.3 million and $65.6 million, respectively, in loan commitments outstanding. In addition, at June 30, 2018 and December 31, 2017, the Bank had $21.8 million and $17.9 million, respectively, in letters of credit and approximately $201.8 million and $162.2 million, respectively, available under lines of credit. Certificates of deposit due within one year of June 30, 2018 and December 31, 2017 totaled $280.8 million or 62.9% and $312.4 million, or 69.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Cash and cash equivalents as of June 30, 2018 totaled $20.4 million, an increase of $5.0 million from the December 31, 2017 total of $15.4 million. Ending cash balances increased primarily due to proceeds from the sale of investment securities, excess of principal collected over loan originations, and cash from the County First acquisition. These increases were partially offset by decreases in net deposits and total debt outstanding. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the six months ended June 30, 2018, all financing activities used $58.7 million in cash compared to $57.7 million in cash provided for the same period in 2017. The Company used $116.5 million of additional cash from financing activities in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to less growth in deposits of $30.8 million and net decreases of $58.8 million in long-term debt and short- term borrowings and an increase in dividends paid of $185,000. During the first quarter of 2018, the Company used cash and the sale of securities acquired in the County First acquisition to pay down wholesale brokered deposits and FHLB debt, which represents the reduction in both deposits and debt. Acquired deposits of approximately $200 million are not included on the cash flow statement.

During the six months ended June 30, 2018, all investing activities provided $56.9 million in cash compared to $53.8 million in cash used for the same period in 2017. The increase in cash provided of $110.7 million was primarily the result of net increases in cash provided from $32.4 million of cash from the County First acquisition, $21.4 million for securities transactions, $55.8 million from loan activities, and $158,000 less cash used for purchases of premises and equipment. The Company received $34.9 million from the sale of securities from the County First acquisition in the first six months of 2018 compared to $7.3 million from sales in the comparable prior year period. Cash provided increased as principal received on loans for the six months ended June 30, 2018 increased over the prior year comparable period. Principal collected on loans increased $17.1 million from $126.9 million from the six months ended June 30, 2017 to $144.0 million for the six months ended June 30, 2018. Cash used decreased for the funding of loans originated, which decreased $38.6 million from $182.7 million for the six months ended June 30, 2017 to $144.1 million for the six months ended June 30, 2018.

Operating activities provided cash of $6.9 million, or $5.7 million more cash, for the six months ended June 30, 2018 compared to $1.2 million of cash provided for the same period of 2017.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of June 30, 2018, March 31, 2018, and December 31, 2017, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200	bp	+ 100	bp	- 100	bp
Policy Limit	(15.00)%		(10.00)%		(10.00)%

June 30, 2018	(2.77)%		(1.22)%		0.40%
March 31, 2018	0.72%		0.47%		(0.05)%
December 31, 2017	(1.28)%		(0.54)%		(1.30)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200	bp	+ 100	bp	- 100	bp
Policy Limit	(20.00)%		(10.00)%		(10.00)%

June 30, 2018	(1.00)%		0.19%		18.14%
March 31, 2018	(6.54)%		(3.08)%		7.92%
December 31, 2017	(13.15)%		(6.01)%		18.35%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of June 30, 2018, 186,757 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended June 30, 2018.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2018	-	$-	-	188,478
May 1-31, 2018	1,721	37.11	1,721	186,757
June 1-30, 2018	-	-	-	186,757
Total	1,721	$37.09	1,721	186,757

Item 3 - Defaults Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information – None

Item 6 – Exhibits

Exhibit 31	-	Rule 13a-14(a) Certifications
Exhibit 32	-	Section 1350 Certifications
Exhibit 101.0	-	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 8, 2018	By: /s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 8, 2018	By: /s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

