Form 10-Q
period 2018-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2018-11-09
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐          No ☒

As of November 1, 2018, the registrant had 5,577,666 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10-Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$26,718	$13,315
Federal funds sold	36,099	-
Interest-bearing deposits with banks	8,778	2,102
Securities available for sale (AFS), at fair value	107,962	68,164
Securities held to maturity (HTM), at amortized cost	97,217	99,246
Equity securities carried at fair value through income	4,359	-
Non-marketable equity securities held in other financial institutions	249	121
Federal Home Loan Bank (FHLB) stock - at cost	2,547	7,276
Loans receivable	1,308,654	1,151,130
Less: allowance for loan losses	(10,739)	(10,515)
Net loans	1,297,915	1,140,615
Goodwill	10,708	-
Premises and equipment, net	22,433	21,391
Other real estate owned (OREO)	8,207	9,341
Accrued interest receivable	5,032	4,511
Investment in bank owned life insurance	36,071	29,398
Core deposit intangible	2,993	-
Net deferred tax assets	6,999	5,922
Other assets	2,122	4,559
Total Assets	$1,676,409	$1,405,961
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$217,151	$159,844
Interest-bearing deposits	1,235,220	946,393
Total deposits	1,452,371	1,106,237
Short-term borrowings	5,000	87,500
Long-term debt	20,451	55,498
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	13,439	11,769
Total Liabilities	1,526,261	1,296,004

Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,575,024 and 4,649,658 shares, respectively	56	46
Additional paid in capital	84,246	48,209
Retained earnings	69,295	63,648
Accumulated other comprehensive loss	(2,633)	(1,191)
Unearned ESOP shares	(816)	(755)
Total Stockholders' Equity	150,148	109,957
Total Liabilities and Stockholders' Equity	$1,676,409	$1,405,961

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$15,085	$12,671	$44,294	$37,051
Interest and dividends on investment securities	1,311	988	3,617	2,907
Interest on deposits with banks	88	21	220	39
Total Interest and Dividend Income	16,484	13,680	48,131	39,997

Interest Expense
Deposits	2,835	1,563	7,196	4,234
Short-term borrowings	142	304	642	734
Long-term debt	746	805	2,231	2,414
Total Interest Expense	3,723	2,672	10,069	7,382

Net Interest Income	12,761	11,008	38,062	32,615
Provision for loan losses	40	224	940	980
Net Interest Income After Provision For Loan Losses	12,721	10,784	37,122	31,635
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	81	28	141	84
Gain on sale of assets	-	-	1	47
Net gains on sale of investment securities	-	-	-	133
Unrealized loss on equity securities	(8)	-	(86)	-
Income from bank owned life insurance	227	196	677	581
Service charges	770	639	2,269	1,909
Gain on sale of loans held for sale	-	294	-	294
Total Noninterest Income	1,070	1,157	3,002	3,048
Noninterest Expense
Salary and employee benefits	4,739	4,056	14,915	12,567
Occupancy expense	744	630	2,249	1,941
Advertising	165	156	504	404
Data processing expense	769	555	2,234	1,766
Professional fees	442	510	1,220	1,190
Merger and acquisition costs	11	239	3,620	494
Depreciation of premises and equipment	207	191	608	594
Telephone communications	62	46	230	142
Office supplies	31	26	112	86
FDIC Insurance	185	178	496	505
OREO valuation allowance and expenses	165	283	516	587
Core deposit intangible amortization	193	-	597	-
Other	779	572	2,607	2,039
Total Noninterest Expense	8,492	7,442	29,908	22,315

Income before income taxes	5,299	4,499	10,216	12,368
Income tax expense	1,441	1,717	2,802	4,701
Net Income	$3,858	$2,782	$7,414	$7,667
Earnings Per Common Share
Basic	$0.70	$0.60	$1.34	$1.66
Diluted	$0.70	$0.60	$1.34	$1.65
Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017

Net Income	$3,858	$2,782	$7,414	$7,667
Net unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(171) and $(32), and$(547) and $257, respectively.	(451)	(49)	(1,442)	396
Reclassification adjustment for gains included in net income, net of tax benefit of $- and $- and $- and $(3), respectively.	-	-	-	(6)
Comprehensive Income	$3,407	$2,733	$5,972	$8,057

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017

Cash Flows from Operating Activities
Net income	$7,414	$7,667
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	940	980
Depreciation and amortization	1,256	1,201
Loans originated for resale	-	(2,529)
Proceeds from sale of loans originated for sale	-	2,823
Gain on sale of loans held for sale	-	(294)
Net loss (gains) on the sale of OREO	8	(36)
Gains on sales of investment securities	-	(133)
Unrealized loss on equity securities	86	-
Gain on sale of assets	(1)	(47)
Net amortization of premium/discount on investment securities	217	332
Net accretion of merger accounting adjustments	(642)	-
Amortization of core deposit intangible	597	-
Increase in OREO valuation allowance	425	576
Increase in cash surrender value of bank owned life insurance	(673)	(581)
Decrease (increase) in deferred income tax benefit	110	(805)
Increase in accrued interest receivable	(104)	(515)
Stock based compensation	349	399
Compensation expense due to excess of fair market value over cost of leveraged ESOP shares released	29	-
Increase (decrease) in net deferred loan costs	169	(636)
Increase (decrease) in accrued expenses and other liabilities	117	(175)
Decrease in other assets	2,779	1,198
Net Cash Provided by Operating Activities	13,076	9,425

Cash Flows from Investing Activities
Purchase of AFS investment securities	(52,669)	(16,831)
Proceeds from redemption or principal payments of AFS investment securities	6,341	5,330
Purchase of HTM investment securities	(9,360)	(13,135)
Proceeds from maturities or principal payments of HTM investment securities	14,316	14,185
Proceeds from sale of HTM investment securities	-	3,569
Proceeds from sale of AFS investment securities	34,919	3,702
Net decrease (increase) of FHLB and FRB stock	4,933	(211)
Loans originated or acquired	(238,696)	(247,726)
Principal collected on loans	221,393	187,475
Purchase of premises and equipment	(866)	(742)
Proceeds from sale of OREO	982	903
Acquisition net cash acquired	32,450	-
Proceeds from disposal of asset	1,748	387

Net Cash Provided by (Used in) Investing Activities	15,491	(63,094)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017

Cash Flows from Financing Activities
Net increase in deposits	$146,910	$59,176
Proceeds from long-term debt	20,000	10,000
Payments of long-term debt	(55,048)	(20,045)
Net (decrease) increase in short term borrowings	(82,500)	12,500
Exercise of stock options	-	155
Dividends paid	(1,623)	(1,353)
Net change in unearned ESOP shares	(61)	(823)
Repurchase of common stock	(67)	-
Net Cash Provided by Financing Activities	27,611	59,610
Increase in Cash and Cash Equivalents	$56,178	$5,941

Cash and Cash Equivalents - January 1	15,417	11,263
Cash and Cash Equivalents - September 30	$71,595	$17,204

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$10,491	$7,631
Income taxes	$2,549	$5,085

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$321	$203
Transfer from loans to OREO	$282	$3,622
Financed amount of sale of OREO	$-	$200

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$192,259	$-
Liabilities assumed in business combination	$200,660	$-

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

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2017 have been derived from audited financial statements. There have been two additions to the Company’s accounting policies as disclosed in the 2017 Annual Report as well as the adoption of new accounting standards section included in Note 1. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

On January 1, 2018, the Company completed the acquisition of County First Bank (“County First”) after regulatory approval and County First shareholder approvals were obtained. The Company’s assets increased to $1.6 billion during the first quarter of 2018. See Note 2 – Business Combination and Goodwill for additional information. The Company closed four of five acquired County First branches in May of 2018 with the La Plata downtown branch remaining open As of September 30, 2018, all three held for sale County First branch buildings have been sold. The remaining County First branch building's lease expires in the fourth quarter of 2018.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation events and transactions since the balance sheet date and determined that no subsequent events occurred that require accrual or disclosure.

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

At September 30, 2018, PCI loans represent loans acquired from County First, that were deemed credit impaired at the time of acquisition. PCI loans that had been classified as nonperforming loans by County First are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Adoption of the amendments to the revenue recognition principles, did not materially change our accounting policies. The following is a discussion of revenues within the scope of the new guidance:

•	Service fees on deposit accounts - The Company earns fees from its deposit clients for various transaction-based activities, account maintenance, and overdraft or non-sufficient funds (“NSF”). Transaction based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client's request. Account maintenance fees, which relate primarily to monthly maintenance and account management, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft and NSF fees are recognized at the point in time that the overdraft occurs or the NSF item is presented. Service charges on deposits are withdrawn from the client's account balance.

•	ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

•	Revenues from the sale of Other Real Estate Owned - ASC Topic 606 requires recognition of estimated income from the sale of OREO property that is under contract at the balance sheet date. At September 30, 2018 there were no contracts for the sale of OREO property.

The Company’s revenue recognition pattern for revenue streams within the scope of ASU Topic 606 did not change significantly from previous practice and was immaterial to the Company’s financial statements for the three and nine months ended September 30, 2018.

Accounting Standards

New Accounting Standards - Issued and Effective

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The FASB issued ASU 2014-09 in May 2014. The core principle of the amendments in this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains or losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. With the assistance of an expert, Management developed a process to adequately document its review and analysis of “exit pricing” for the fair values of loans, deposits and other financial instruments. ASU 2016-01 was effective on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements. See Notes 13 and 14 for further information regarding the valuations.

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

ASU 2016-15 - Statement of Cash Flows (Topic 230) – “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue will be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's consolidated financial statements. There were no material reclassifications to the Company’s cash flow statement for the none months ended September 30, 2018 and 2017, respectively.

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements as the transaction to acquire County First was already clearly within the scope of ASC 805, “Business Combinations.”

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 was effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award’s vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

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

The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements. Based on leases outstanding at September 30, 2018, the Company does not expect the updates to have a material impact on the income statement but does anticipate an increase in assets and liabilities. The Company will continue to evaluate the potential impact of ASU 2016-02 during 2018. This new standard will be effective for the Company beginning January 1, 2019.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for PCI debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company has formed a CECL committee with representation from various departments. The committee is working with consultants who will assist us in developing a model that will comply with CECL requirements. The committee is continuing to evaluate the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’ Consolidated Financial Statements. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. This new standard will be effective for us beginning January 1, 2020.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s financial statements.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on the Company’s financial statements.

ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-07, Compensation-Stock Compensation (Topic 718). The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

ASU 2018-11, Leases - Targeted Improvements. This ASU provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued ASU No. 2018-14, This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40). In August 2018, the FASB issued ASU No. 2018-15. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years ending after December 15, 2019; early adoption is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule, which became effective on November 5, 2018, amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in shareholders' equity. Subsequently, the SEC announced that in light of the timing of the effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Accordingly, the Company will begin including the Statement of Changes in Shareholders’ Equity in its March 31, 2019 Form 10-Q.

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

County First Bank

On January 1, 2018, the Company completed its previously announced merger of County First with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First (the “Merger Agreement”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (a) $1.00 in cash consideration (the “Cash Consideration”) plus (b) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million.

County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018.

The assets acquired and liabilities assumed from County First were recorded at their fair values as of the closing date of the merger. Goodwill of $10.3 million was recorded at the time of the acquisition. Refinements to the fair value adjustments for premises and equipment and deferred taxes, resulted in aggregate goodwill of $10.7 million at September 30, 2018 an increase of $431,000 from the goodwill estimated at the time of acquisition.

The following table summarizes the consideration paid by the Company in the merger with County First and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(dollars in thousands)	As Recorded by County First	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$2,122
Common shares issued			35,620
Fair Value of Total Consideration Transferred			$37,742

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$34,409	$-	$34,409
Securities	38,861	(619)	38,242
Loans, net of allowance	142,404	(1,654)	140,750
Premises and equipment	2,980	181	3,161
Core deposit intangibles	-	3,590	3,590
Interest receivable	513	(12)	501
Bank owned life insurance	6,275	-	6,275
Deferred tax asset	639	(339)	300
Other assets	586	-	586
Total assets acquired	$226,667	$1,147	$227,814

Deposits	$199,210	$18	$199,228
Other liabilities	1,449	103	1,552
Total liabilities assumed	$200,659	$121	$200,780
Net identifiable assets acquired	$26,008	$1,026	$27,034
Goodwill resulting from acquisition			$10,708

The following table presents certain pro forma information as if County First had been acquired on January 1, 2017. These results combine the historical results of County First in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. Merger and acquisition costs of $741,000 and $3.6 million (pre-tax) are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2018. The Company has not segregated County First earnings after the acquisition date as the bank’s operations have been merged into Community Bank of the Chesapeake and it would be impractical to do so. There are no assumptions about what merger related costs would have been in the proforma information below, only actual expenses are included in net income. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2018. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

Proforma Results for the Nine Months Ended September 30, 2017

(dollars in thousands, except per share amounts)	The Community Financial Corporation Actual	County First Actual	Proforma September 30, 2017	Actual Results Nine Months Ended September 30, 2018

Total revenues (net interest income plus noninterest income)	$35,698	$6,561	$42,259	$41,056
Net income	7,667	1,009	8,676	7,414
Basic earnings per common share	$1.66	$1.10	$1.56	$1.34

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

	The Three Months Ended		The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Current income tax expense	$1,606	$1,906	$3,065	$5,472
Deferred income tax expense (benefit)	(165)	(189)	(263)	(771)
Income tax expense as reported	$1,441	$1,717	$2,802	$4,701

Effective tax rate	27.2%	38.2%	27.4%	38.0%

Net deferred tax assets totaled $7.0 million at September 30, 2018 and $5.9 million at December 31, 2017. No valuation allowance for deferred tax assets was recorded at September 30, 2018 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The effective income tax rates differed from the statutory federal and state income tax rates during 2018 and 2017, respectively, primarily due to the effect of merger related expenses, tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, as more fully discussed in the 2017 Form 10-K. Among other things, the new law established a new, flat corporate federal statutory income tax rate of 21%. As a result of the new law, the Company recognized a provisional net tax expense of $2.7 million in the fourth quarter of 2017. We will continue to analyze certain aspects of the new law and refine our calculations based on this analysis and future tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. There has been no change to the provisional net tax expense we recorded during the fourth quarter of 2017 for the three and nine months ended September 30, 2018.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three and nine months ended September 30, 2018 and 2017. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and nine months ended September 30, 2018 and 2017. Reclassification adjustments are recorded in non-interest income.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(622)	$(171)	$(451)	$(81)	$(32)	$(49)
Reclassification adjustments	-	$-	-	-	-	-
Other comprehensive (loss) income	$(622)	$(171)	$(451)	$(81)	$(32)	$(49)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(1,989)	$(547)	$(1,442)	$653	$257	$396
Reclassification adjustments		$-	-	(9)	(3)	(6)
Other comprehensive (loss) income	$(1,989)	$(547)	$(1,442)	$644	$254	$390

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(2,182)	$(489)	$(1,191)	$(928)
Other comprehensive gains (losses), net of tax before reclassifications	(451)	(49)	(1,442)	396
Amounts reclassified from accumulated other comprehensive loss	-	-	-	(6)
Net other comprehensive (loss) income	(451)	(49)	(1,442)	390
End of period	$(2,633)	$(538)	$(2,633)	$(538)

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

As of September 30, 2018 and 2017, there were no options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net Income	$3,858	$2,782	$7,414	$7,667

Average number of common shares outstanding	5,551,184	4,633,391	5,550,020	4,631,571
Dilutive effect of common stock equivalents	-	26	-	1,929
Average number of shares used to calculate diluted EPS	5,551,184	4,633,417	5,550,020	4,633,500

Earnings Per Common Share
Basic	$0.70	$0.60	$1.34	$1.66
Diluted	0.70	0.60	1.34	1.65

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

Stock-based compensation expense totaled $110,000 and $349,000, respectively, for the three and nine months ended September 30, 2018 and $115,000 and $399,000, respectively, for the three and nine months ended September 30, 2017. Stock-based compensation expense consisted of the vesting of grants of restricted stock.

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

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of September 30, 2018 and December 31, 2017, unrecognized stock compensation expense was $486,000 and $521,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at September 30, 2018 and December 31, 2017, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2018	32,809	$22.61
Granted	8,662	37.13
Vested	(17,607)	21.85
Cancelled	(391)	27.69

Nonvested at September 30, 2018	23,473	$28.36

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at December 31, 2017	32,809	$22.61

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

NOTE 9 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of OREO activity follows.

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2018	2017	2017
Balance at beginning of year	$9,341	$7,763	$7,763
Additions of underlying property	282	3,622	3,634
Disposals of underlying property	(991)	(1,068)	(1,456)
Valuation allowance	(425)	(576)	(600)
Balance at end of period	$8,207	$9,741	$9,341

During the nine months ended September 30, 2018 and 2017, OREO additions were $282,000 and $3.6 million, respectively. During the nine months ended September 30, 2018, additions of $282,000 were for $139,000 of capitalized costs to improve a development project and $143,000 for commercial real estate. During the nine months ended September 30, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building.

During the nine months ended September 30, 2018 and 2017, there were OREO disposals of $991,000 and $1.1 million, respectively. The Company recognized net losses of $8,000 on disposals of multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000 for the nine months ended September 30, 2018. The Company recognized net gains of $36,000 on disposals of $1.1 million for four residential properties and multiple residential lots for the nine months ended September 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

The Company had no impaired loans and $122,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2018 and December 31, 2017, respectively.

To adjust properties to current appraised values, additions to the valuation allowance of $425,000 and $576,000 were taken for the nine months ended September 30, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Valuation allowance	$142	$263	$425	$576
Losses (gains) on dispositions	-	-	8	(36)
Operating expenses	23	20	83	47
	$165	$283	$516	$587

NOTE 10 – SECURITIES

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$6,705	$-	$356	$6,349
Residential Collateralized Mortgage Obligations ("CMOs")	92,042	12	2,622	89,432
U.S. Agency	12,848	-	667	12,181
Total securities available for sale	$111,595	$12	$3,645	$107,962
Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$26,728	$83	$1,108	$25,703
Residential CMOs	52,087	80	1,726	50,441
U.S. Agency	10,928	-	493	10,435
Asset-backed securities issued by Others:
Residential CMOs	522	-	41	481
Callable GSE Agency Bonds	5,011	-	200	4,811
Certificates of Deposit Fixed	947	-	-	947
U.S. government obligations	994	-	1	993
Total securities held to maturity	$97,217	$163	$3,569	$93,811

Equity securities carried at fair value through income
CRA investment fund	$4,359	$-	$-	$4,359
Non-marketable equity securities
Other equity securities	$249	$-	$-	$249

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,265	$-	$178	$7,087
Residential CMOs	45,283	12	1,158	44,137
U.S. Agency	12,863	-	346	12,517
Bond mutual funds	4,397	26	-	4,423
Total securities available for sale	$69,808	$38	$1,682	$68,164

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$29,113	$135	$261	$28,987
Residential CMOs	54,805	62	845	54,022
U.S. Agency	8,660	-	235	8,425
Asset-backed securities issued by Others:
Residential CMOs	651	-	52	599
Callable GSE Agency Bonds	5,017	-	43	4,974
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$99,246	$197	$1,436	$98,007

Non-marketable equity securities
Other equity securities	$121	$-	$-	$121

At September 30, 2018, securities with an amortized cost of $42.6 million were pledged to secure certain customer deposits. At September 30, 2018, securities with an amortized cost of $3.5 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At September 30, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.79 years and average duration of 4.16 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 5.30 years and average duration of 4.57 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the nine months ended September 30, 2018 and the year ended December 31, 2017.

During the nine months ended September 30, 2018, there were no securities sold from the Company’s legacy securities’ portfolios. The Company liquidated most of the acquired County First securities immediately after the legal merger and retained only the certificates of deposit portfolio with an amortized cost of $950,000 at September 30, 2018. During the nine months ended September 30, 2017, the Company recognized net gains on the sale of securities of $133,000. The Company sold three AFS securities with aggregate carrying values of $3.6 million and six HTM securities with aggregate carrying values of $3.4 million, recognizing gains of $9,000 and $124,000, respectively.

During the year ended December 31, 2017 the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively.

ASC 320 “Investments - Debt Securities.” permits the sale of HTM securities for certain changes in circumstances. The Company may dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities when principal repayments have reduced the balance to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at September 30, 2018 were as follows:

September 30, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$58,438	$998	$43,824	$2,648	$102,262	$3,646
	$58,438	$998	$43,824	$2,648	$102,262	$3,646

At September 30, 2018, the AFS investment portfolio had an estimated fair value of $108.0 million on an amortized cost of $111.6 million. AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.71 years and an average duration of 4.10 years. Management believes that the securities will either recover in market value or be paid off as agreed.

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

At December 31, 2017, the AFS investment portfolio had an estimated fair value of $68.0 million on an amortized cost of $69.8 million. AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.71 years and an average duration of 4.20 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2018 were as follows:

September 30, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,377	$1,041	$45,326	$2,287	$77,703	$3,328
Callable GSE Agency Bonds	4,811	200	-	-	4,811	200
Asset-backed securities issued by Others	-	-	481	41	481	41
	$37,188	$1,241	$45,807	$2,328	$82,995	$3,569

At September 30, 2018, the HTM investment portfolio had an estimated fair value of $93.8 million on an amortized cost of $97.2 million. Of these securities, $83.0 million were asset-backed securities or bonds issued by GSEs and U.S. Agencies and $481,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. The securities with unrealized losses had an average life of 5.03 years and an average duration of 4.36 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. HTM asset-backed securities issued by others with unrealized losses had an average life of 2.83 years and an average duration of 2.28 years.

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

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at September 30, 2018 and December 31, 2017 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2018		December 31, 2017
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$204,657	AAA	$162,336
BB	522	BB	651
B+	-	B+	-
Total	$205,179	Total	$162,987

NOTE 11 – LOANS

Loans consist of the following:

	September 30, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans
Commercial real estate	$1,463	$846,482	$847,945	64.84%	$727,314	63.25%
Residential first mortgages	468	156,097	156,565	11.97%	170,374	14.81%
Residential rentals	1,261	124,122	125,383	9.59%	110,228	9.58%
Construction and land development	-	28,788	28,788	2.20%	27,871	2.42%
Home equity and second mortgages	319	36,041	36,360	2.78%	21,351	1.86%
Commercial loans	-	62,083	62,083	4.75%	56,417	4.91%
Consumer loans	-	730	730	0.06%	573	0.05%
Commercial equipment	-	49,883	49,883	3.81%	35,916	3.12%
Gross loans	3,511	1,304,226	1,307,737	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	917	917	0.07%	1,086	0.09%
Total loans, net of deferred costs	$3,511	$1,305,143	$1,308,654		$1,151,130
Less: allowance for loan losses	-	(10,739)	(10,739)	-0.82%	(10,515)	-0.91%
Net loans	$3,511	$1,294,404	$1,297,915		$1,140,615

**All other loans include acquired Non-PCI pools at fair value.

At September 30, 2018 and December 31, 2017, the Bank’s allowance for loan losses totaled $10.7 million and $10.5 million, or 0.82% and 0.91%, respectively, of loan balances. Allowance for loan loss percentage levels decreased in first nine months of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan fees and premiums of $917,000 at September 30, 2018 included net deferred fees paid by customers of $3.1 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $4.0 million. Net deferred loan fees and premiums of $1.1 million at December 31, 2017 included net deferred fees paid by customers of $2.8 million offset by net deferred premiums paid for the purchase of residential first mortgages and deferred costs of $3.9 million.

Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis, Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At September 30, 2018 and December 31, 2017, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.7% and 6.2% of the CRE portfolio at September 30, 2018 and December 31, 2017, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Bank purchased residential first mortgages of $4.7 million and $25.5 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $53.6 million or 4.1% of total gross loans of $1.31 billion at September 30, 2018 compared to $56.9 million or 5.0% of total gross loans of $1.15 billion at December 31, 2017.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of September 30, 2018, and December 31, 2017, $97.5 million and $85.0 million, respectively, were 1-4 family units and $27.9 million and $25.2 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $97.5 million or 7.5% of total gross loans of $1.31 billion at September 30, 2018 compared to $93.4 million or 8.1% of total gross loans of $1.15 billion at December 31, 2017.

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

A decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans are inherently riskier than financing owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, the volatility of the real estate market has made it increasingly difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Commercial Loans

The Bank offers its business customers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank.

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

Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
(dollars in thousands)	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$11,148	11	$655	3	$11,803	14
Residential first mortgages	850	4	357	1	1,207	5
Residential rentals	756	4	14	1	770	5
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	150	2	-	-	150	2
Commercial loans	887	3	-	-	887	3
Consumer loans	-	-	-	-	-	-
Commercial equipment	1,521	7	12	1	1,533	8
	$15,312	31	$1,038	6	$16,350	37

	December 31, 2017
(dollars in thousands)	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,148	4	$839	3	$1,987	7
Residential first mortgages	478	3	507	1	985	4
Residential rentals	84	1	741	3	825	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	134	3	123	1	257	4
Commercial loans	172	2	-	-	172	2
Consumer loans	-	-	-	-	-	-
Commercial equipment	467	3	-	-	467	3
	$2,483	16	$2,210	8	$4,693	24

Non-accrual loans increased $11.7 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $16.4 million or 1.25% of total loans at September 30, 2018. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At September 30, 2018, non-accrual loans of $16.4 million included 37 loans, of which $13.4 million, or 82% represented 12 loans and three customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the nine months ended September 30, 2018, non-accrual loans increased $11.7 million primarily as a result of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included no TDRs at September 30, 2018 and one TDR totaling $769,000 at December 31, 2017. This loan was classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $4.5 million from $11.7 million, or 1.02% of loans, at December 31, 2017 to $16.2 million, or 1.24% of loans, at September 30, 2018.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $15.1 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at September 30, 2018 and December 31, 2017 was $375,000 and $85,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.3 million and $876,000 at September 30, 2018 and December 31, 2017, respectively. Interest due but not recognized on these balances at September 30, 2018 and December 31, 2017 was $50,000 and $100,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition.

Past due and PCI loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$4,399	$6,918	$11,317	$1,463	$835,165	$847,945
Residential first mortgages	-	794	203	997	468	155,100	156,565
Residential rentals	-	976	30	1,006	1,261	123,116	125,383
Construction and land dev.	-	-	-	-	-	28,788	28,788
Home equity and second mtg.	256	11	150	417	319	35,624	36,360
Commercial loans	-	8	879	887	-	61,196	62,083
Consumer loans	-	-	-	-	-	730	730
Commercial equipment	55	-	1,486	1,541	-	48,342	49,883
Total	$311	$6,188	$9,666	$16,165	$3,511	$1,288,061	$1,307,737

	December 31, 2017
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$6,711	$1,148	$7,859	$-	$719,455	$727,314
Residential first mortgages	-	68	478	546	-	169,828	170,374
Residential rentals	-	207	84	291	-	109,937	110,228
Construction and land dev.	-	-	-	-	-	27,871	27,871
Home equity and second mtg.	19	18	134	171	-	21,180	21,351
Commercial loans	892	299	172	1,363	-	55,054	56,417
Consumer loans	-	1	-	1	-	572	573
Commercial equipment	1,012	-	467	1,479	-	34,437	35,916
Total	$1,923	$7,304	$2,483	$11,710	$-	$1,138,334	$1,150,044

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at September 30, 2018 and 2017 and at December 31, 2017 were as follows:

	September 30, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$26,588	$24,664	$1,561	$26,225	$174	$26,297	$340	$26,499	$763
Residential first mortgages	2,655	2,616	-	2,616	-	2,627	31	2,651	90
Residential rentals	1,431	1,377	-	1,377	-	1,382	11	1,400	47
Construction and land dev.	729	729	-	729	-	729	11	729	30
Home equity and second mtg.	298	293	-	293	-	300	4	304	10
Commercial loans	2,784	1,890	883	2,773	458	2,775	38	2,779	89
Consumer loans	1	-	1	1	1	1	-	1	-
Commercial equipment	1,577	1,132	402	1,534	377	1,546	3	1,588	33
Total	$36,063	$32,701	$2,847	$35,548	$1,010	$35,657	$438	$35,951	$1,062

	December 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$33,180	$30,921	$2,008	$32,929	$370	$33,575	$1,379
Residential first mortgages	2,455	1,978	459	2,437	2	2,479	91
Residential rentals	2,389	1,981	395	2,376	18	2,432	111
Construction and land dev.	729	-	729	729	163	729	26
Home equity and second mtg.	317	317	-	317	-	318	12
Commercial loans	3,010	2,783	168	2,951	168	3,048	137
Commercial equipment	1,538	1,048	467	1,515	303	1,578	73
Total	$43,618	$39,028	$4,226	$43,254	$1,024	$44,159	$1,829

	September 30, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$24,233	$19,824	$4,211	$24,035	$155	$24,153	$319	$24,399	$799
Residential first mortgages	2,277	1,808	463	2,271	7	2,284	18	2,302	67
Residential rentals	2,669	2,271	397	2,668	21	2,673	22	2,711	77
Construction and land dev.	729	-	729	729	163	729	9	729	16
Home equity and second mtg.	225	225	-	225	-	225	2	226	5
Commercial loans	2,324	2,096	169	2,265	169	2,298	24	2,317	71
Commercial equipment	530	40	467	507	303	522	1	530	10
Total	$32,987	$26,264	$6,436	$32,700	$818	$32,884	$395	$33,214	$1,045

TDRs, included in the impaired loan schedules above, as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$8,345	8	$9,273	9
Residential first mortgages	512	2	527	2
Residential rentals	218	1	221	1
Construction and land development	729	2	729	2
Commercial loans	3	1	4	1
Commercial equipment	32	1	36	1
Total TDRs	$9,839	15	$10,790	16
Less: TDRs included in non-accrual loans	-	-	(769)	(1)
Total accrual TDR loans	$9,839	15	$10,021	15

TDRs decreased $951,000 due to principal paydowns and payoffs for the nine months ended September 30, 2018. There were no TDRs added during the nine months ended September 30, 2018. The Company had specific reserves of $174,000 on one TDRs totaling $1.6 million at September 30, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of a stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2018 and 2017, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

	September 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$6,563	$(32)	$2	$179	$6,712
Residential first mortgages	737	(2)	-	(44)	691
Residential rentals	469	(54)	-	170	585
Construction and land development	498	-	-	(203)	295
Home equity and second mortgages	104	-	2	71	177
Commercial loans	1,203	2	176	(167)	1,214
Consumer loans	7	(1)	-	(1)	5
Commercial equipment	1,144	(132)	13	35	1,060
	$10,725	$(219)	$193	$40	$10,739

Purchase Credit Impaired**	$-	$-	$-	$-	$-

Nine Months Ended
Commercial real estate	$6,451	$(268)	$8	$521	$6,712
Residential first mortgages	1,144	(115)	-	(338)	691
Residential rentals	512	(54)	-	127	585
Construction and land development	462	-	-	(167)	295
Home equity and second mortgages	162	(7)	16	6	177
Commercial loans	1,013	(86)	176	111	1,214
Consumer loans	7	(2)	-	-	5
Commercial equipment	764	(431)	47	680	1,060
	$10,515	$(963)	$247	$940	$10,739
Purchase Credit Impaired**	$-	$-	$-	$-	$-

** There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

	September 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended
Commercial real estate	$6,085	$(217)	$4	$436	$6,308
Residential first mortgages	1,300	-	-	(43)	1,257
Residential rentals	335	-	-	289	624
Construction and land development	720	(1)	-	(73)	646
Home equity and second mortgages	112	(13)	1	28	128
Commercial loans	814	-	-	(23)	791
Consumer loans	5	-	-	2	7
Commercial equipment	1,063	(22)	25	(392)	674
	$10,434	$(253)	$30	$224	$10,435

Nine Months Ended
Commercial real estate	$5,212	$(217)	$13	$1,300	$6,308
Residential first mortgages	1,406	-	-	(149)	1,257
Residential rentals	362	(42)	-	304	624
Construction and land development	941	(26)	-	(269)	646
Home equity and second mortgages	138	(14)	1	3	128
Commercial loans	794	-	1	(4)	791
Consumer loans	3	(2)	-	6	7
Commercial equipment	1,004	(168)	49	(211)	674
	$9,860	$(469)	$64	$980	$10,435

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2018 and 2017 and December 31, 2017.

	September 30, 2018				December 31, 2017			September 30, 2017
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$26,225	$820,257	$1,463	$847,945	$32,929	$694,385	$727,314	$24,035	$688,805	$712,840
Residential first mortgages	2,616	153,481	468	156,565	2,437	167,937	170,374	2,271	173,545	175,816
Residential rentals	1,377	122,745	1,261	125,383	2,376	107,852	110,228	2,668	108,237	110,905
Construction and land development	729	28,059	-	28,788	729	27,142	27,871	729	30,365	31,094
Home equity and second mortgages	293	35,748	319	36,360	317	21,034	21,351	225	22,109	22,334
Commercial loans	2,773	59,310	-	62,083	2,951	53,466	56,417	2,265	54,111	56,376
Consumer loans	1	729	-	730	-	573	573	-	541	541
Commercial equipment	1,534	48,349	-	49,883	1,515	34,401	35,916	507	34,993	35,500
	$35,548	$1,268,678	$3,511	$1,307,737	$43,254	$1,106,790	$1,150,044	$32,700	$1,112,706	$1,145,406

Allowance for loan losses:
Commercial real estate	$174	$6,538	$-	$6,712	$370	$6,081	$6,451	$155	$6,153	$6,308
Residential first mortgages	-	691	-	691	2	1,142	1,144	7	1,250	1,257
Residential rentals	-	585	-	585	18	494	512	21	603	624
Construction and land development	-	295	-	295	163	299	462	163	483	646
Home equity and second mortgages	-	177	-	177	-	162	162	-	128	128
Commercial loans	458	756	-	1,214	168	845	1,013	169	622	791
Consumer loans	1	4	-	5	-	7	7	-	7	7
Commercial equipment	377	683	-	1,060	303	461	764	303	371	674
	$1,010	$9,729	$-	$10,739	$1,024	$9,491	$10,515	$818	$9,617	$10,435

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

Credit Quality Indicators

Credit quality indicators as of September 30, 2018 and December 31, 2017 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017

Unrated	$111,356	$75,581	$2,320	$1,775	$36,332	$28,428
Pass	715,844	619,604	25,739	25,367	87,905	80,279
Special mention	-	-	-	-	-	-
Substandard	20,745	32,129	729	729	1,146	1,521
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$847,945	$727,314	$28,788	$27,871	$125,383	$110,228

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017

Unrated	$19,507	$14,356	$14,495	$10,856	$184,010	$130,996
Pass	39,811	39,118	33,934	23,581	903,233	787,949
Special mention	-	-	-	-	-	-
Substandard	2,765	2,943	1,454	1,479	26,839	38,801
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$62,083	$56,417	$49,883	$35,916	$1,114,082	$957,746

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	9/30/2018	12/31/2017	9/30/2018	12/31/2017

Unrated	$144,803	$152,616	$328,813	$283,612
Pass	47,051	38,081	950,284	826,030
Special mention	-	96	-	96
Substandard	1,801	1,505	28,640	40,306
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$193,655	$192,298	$1,307,737	$1,150,044

** Non-commercial portfolios are generally evaluated based on payment activity, but may be risk graded if part of a larger commercial relationship or are credit impaired (e,g. non-accrual loans, TDRs).

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017

Performing	$156,362	$169,896	$36,210	$21,217	$730	$573
Nonperforming	203	478	150	134	-	-
Total	$156,565	$170,374	$36,360	$21,351	$730	$573

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

Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are TDRs or nonperforming loans with an Other Assets Especially Mentioned (“OAEM”) or higher risk rating due to a delinquent payment history.

Management regularly reviews credit quality indicators as part of its individual loan reviews and on a monthly and quarterly basis. The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk grading scale, the level and trends of net charge-offs, nonperforming loans and delinquencies, the performance of TDRs and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process. Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans rated substandard, doubtful and loss as classified assets for regulatory and financial reporting.

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

Purchased Credit-Impaired Loans and Acquired Loans

PCI loans had an unpaid principal balance of $4.5 million and a carrying value of $3.5 million at September 30, 2018. PCI loans represented 0.20% of total assets at September 30, 2018. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquisition. In conjunction with the acquisition of County First, the PCI loan portfolio was accounted for at fair value as follows:

(dollars in thousands)	January 1, 2018

Contractual principal and interest at acquisition	$6,126
Nonaccretable difference	(1,093)
Expected cash flows at acquisition	5,033
Accretable yield	(517)
Basis in PCI loans at acquisition - estimated fair value	$4,516

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 follows:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2018
Accretable yield, beginning of period	$401	$-
Additions	-	517
Accretion	(54)	(170)
Reclassification from (to) nonaccretable difference	-	-
Other changes, net	-	-
Accretable yield, end of period	$347	$347

Loans consist of: (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired of $1,197.1 million at September 30, 2018; (ii) acquired performing loans were $107.1 million at September 30, 2018; and (iii) purchase credit impaired (“PCI”) loans were $3.5 million at September 30, 2018. At September 30, 2018, performing acquired loans, which totaled $107.1 million, included a $2.0 million net acquisition accounting fair market value adjustment, representing a 1.83% “mark;” and PCI loans which totaled $3.5 million, included a $671,000 adjustment, representing a 16.04% “mark.” During the three and nine months ended September 30, 2018 there was $161,000 and $635,000, respectively, of accretion interest.

The following is a summary of acquired and non-acquired loans as of September 30, 2018 and December 31, 2017:

BY ACQUIRED AND NON-ACQUIRED	September 30, 2018%		December 31, 2017%
Acquired loans - performing	$107,142	8.19%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,511	0.27%	-	0.00%
Total acquired loans	110,653	8.46%	-	0.00%
Non-acquired loans**	1,197,084	91.54%	1,150,044	100.00%
Gross loans	1,307,737		1,150,044
Net deferred costs (fees)	917	0.07%	1,086	0.09%
Total loans, net of deferred costs	$1,308,654		$1,151,130

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

As of September 30, 2018, and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Common equity	$150,148	$109,957	$180,620	$139,046
Goodwill	(10,708)	-	(10,708)	-
Core deposit intangible (net of deferred tax liability)	(2,169)	-	(2,169)	-
AOCI losses	2,633	1,191	2,633	1,191
Common Equity Tier 1 Capital	139,904	111,148	170,376	140,237
TRUPs	12,000	12,000	-	-
Tier 1 Capital	151,904	123,148	170,376	140,237
Allowable reserve for credit losses and other Tier 2 adjustments	10,790	10,545	10,790	10,545
Subordinated notes	23,000	23,000	-	-
Tier 2 Capital	$185,694	$156,693	$181,166	$150,782

Risk-Weighted Assets ("RWA")	$1,358,171	$1,169,341	$1,354,942	$1,164,478

Average Assets ("AA")	$1,596,550	$1,401,741	$1,593,387	$1,398,001

2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.30%	9.51%	12.57%	12.04%
Tier 1 Capital to RWA	8.50	11.18	10.53	12.57	12.04
Tier 2 Capital to RWA	10.50	13.67	13.40	13.37	12.95
Tier 1 Capital to AA (Leverage) (2)	n/a	9.51	8.79	10.69	10.03

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the nine months ending September 30, 2018.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2018 and December 31, 2017, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

There were no premises and equipment held for sale as of September 30, 2018 and December 31, 2017.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$89,432	$-	$89,432	$-
MBS	6,349	-	6,349	-
U.S. Agency	12,181	-	12,181	-
Total available for sale securities	$107,962	$-	$107,962	$-

Equity securities carried at fair value through income
CRA investment fund	$4,359	$-	$4,359	$-

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$44,137	$-	44,137	$-
MBS	7,087	-	7,087	-
U.S. Agency	12,517	-	12,517	-
Bond mutual funds	4,423	-	4,423	-
Total available for sale securities	$68,164	$-	$68,164	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 were included in the tables below.

(dollars in thousands)	September 30, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,387	$-	$-	$1,387
Commercial loans	425	-	-	425
Commercial equipment	25	-	-	25
Total loans with impairment	$1,837	$-	$-	$1,837
Other real estate owned	$8,207	$-	$-	$8,207

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,638	$-	$-	$1,638
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial loans	164	-	-	164
Total loans with impairment	$3,202	$-	$-	$3,202
Other real estate owned	$9,341	$-	$-	$9,341

Loans with impairment had unpaid principal balances of $2.8 million and $4.2 million at September 30, 2018 and December 31, 2017, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2018 and December 31, 2017.

September 30, 2018
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$1,837	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (35%)
Other real estate owned	$8,207	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (13%)

December 31, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$3,202	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (24%)

Other real estate owned	$9,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

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

Valuation Methodology

During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. The standard update was adopted prospectively and the December 31, 2017 valuations reflect the methodologies used prior to the adoption of ASU 2016-01. Fair values at September 30, 2018 were measured using an “exit price” notion.

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

As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consisted of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 11. Loans are considered a Level 3 classification.

The following summarizes the valuation methodologies used as of September 30, 2018:

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

Loans held for sale – Fair values are derived from secondary market quotations for similar instruments. There were no loans held for sale at September 30, 2018 and December 31, 2017.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2018	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$107,962	$107,962	$-	$107,962	$-
Investment securities - HTM	97,217	93,811	994	92,817	-
Equity securities carried at fair value through income	4,359	4,359	-	4,359	-
Non-marketable equity securities in other financial institutions	249	249		249
FHLB Stock	2,547	2,547	-	2,547	-
Net loans receivable	1,297,915	1,263,046	-	-	1,263,046
Investment in BOLI	36,071	36,071	-	36,071	-

Liabilities
Savings, NOW and money market accounts	$1,010,492	$1,010,492	$-	$1,010,492	$-
Time deposits	441,879	440,159	-	440,159	-
Long-term debt	20,451	20,419	-	20,419	-
Short term borrowings	5,000	4,998	-	4,998	-
TRUPs	12,000	10,717	-	10,717	-
Subordinated notes	23,000	23,133	-	23,133	-

See the Company’s methodologies disclosed in Note 20 of the Company’s 2017 Form 10-K for the fair value methodologies used as of December 31, 2017:

December 31, 2017	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$68,164	$68,164	$-	$68,164	$-
Investment securities - HTM	99,246	98,007	1,000	97,007	-
Non-marketable equity securities in other financial institutions	121	121	-	121	-
FHLB Stock	7,276	7,276	-	7,276	-
Net loans receivable	1,140,615	1,097,592	-	-	1,097,592
Investment in BOLI	29,398	29,398	-	29,398	-

Liabilities
Savings, NOW and money market accounts	$654,632	$654,632	$-	$654,632	$-
Time deposits	451,605	453,644	-	453,644	-
Long-term debt	55,498	57,421	-	57,421	-
Short term borrowings	87,500	87,208	-	87,208	-
TRUPs	12,000	9,400	-	9,400	-
Subordinated notes	23,000	22,400	-	22,400	-

At September 30, 2018 and December 31, 2017, the Company had outstanding loan commitments and standby letters of credit of $35.5 million and $65.6 million, respectively and $23.0 million and $17.9 million, respectively. Additionally, at September 30, 2018 and December 31, 2017, customers had $225.1 million and $162.2 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Item 2 - Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “is optimistic”, “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from County First acquisition may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2017, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”). The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this Report or in its filings with the SEC, accessible on the SEC’s Web site at www.sec.gov. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required under the rules and regulations of the SEC.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions. At September 30, 2018 and December 31, 2017, the allowance for loan losses was $10.7 million and $10.5 million, respectively, or 0.82% and 0.91%, respectively, of total loans. Allowance for loan loss as a percentage of loans decreased in first nine months of 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

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

In 2017, the national economy continued to improve throughout the year. The economy (GDP) grew 2.30% in 2017, an increase from 1.50% GDP growth in 2016. Consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets. The Mid-Atlantic region in which the Company operates continued to experience continued improved regional economic performance. The economy has continued to grow in 2018 with annualized GDP growth at the end of the third quarter in excess of 3%. The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health.

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

THREE AND NINE MONTHS ENDED

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

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income (as reported)	$3,858	$2,782	$7,414	$7,667
Impact of Tax Cuts and Jobs Act	-	-	-	-
Merger and acquisition costs (net of tax)	8	257	2,689	494
Non-GAAP operating net income	$3,866	$3,039	$10,103	$8,161

Income before income taxes (as reported)	$5,299	$4,499	$10,216	$12,368
Merger and acquisition costs ("M&A")	11	239	3,620	494
Adjusted pretax income	5,310	4,738	13,836	12,862
Income tax expense	1,444	1,699	3,733	4,701
Non-GAAP operating net income	$3,866	$3,039	$10,103	$8,161

GAAP diluted earnings per share ("EPS")	$0.70	$0.60	$1.34	$1.65
Non-GAAP operating diluted EPS before M&A	$0.70	$0.66	$1.82	$1.76

GAAP return on average assets ("ROAA")	0.96%	0.80%	0.62%	0.75%
Non-GAAP operating ROAA before M&A	0.96%	0.87%	0.85%	0.79%

GAAP return on average common equity ("ROACE")	10.29%	9.99%	6.68%	9.38%
Non-GAAP operating ROACE before M&A	10.31%	10.92%	9.10%	9.99%

Net income (as reported)	$3,858	$2,782	$7,414	$7,667
Weighted average common shares outstanding	5,551,184	4,633,417	5,550,020	4,633,500
Average assets	$1,606,853	$1,396,459	$1,589,438	$1,369,583
Average equity	150,013	111,357	148,022	108,956

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

(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017	September 30, 2017

Total assets	$1,676,409	$1,405,961	$1,402,172
Less: intangible assets
Goodwill	10,708	-	-
Core deposit intangible	2,993	-	-
Total intangible assets	13,701	-	-
Tangible assets	$1,662,708	$1,405,961	$1,402,172

Total common equity	$150,148	$109,957	$110,885
Less: intangible assets	13,701	-	-
Tangible common equity	$136,447	$109,957	$110,885

Common shares outstanding at end of period	5,575,024	4,649,658	4,649,302

GAAP common equity to assets	8.96%	7.82%	7.91%
Non-GAAP tangible common equity to tangible assets	8.21%	7.82%	7.91%

GAAP common book value per share	$26.93	$23.65	$23.85
Non-GAAP tangible common book value per share	$24.47	$23.65	$23.85

Selected Financial Information and Ratios

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
KEY OPERATING RATIOS
Return on average assets	0.96%	0.80%	0.62%	0.75%
Return on average common equity	10.29	9.99	6.68	9.38
Average total equity to average total assets	9.34	7.97	9.31	7.96
Interest rate spread	3.22	3.24	3.26	3.26
Net interest margin	3.43	3.38	3.46	3.39
Cost of funds	1.03	0.84	0.94	0.79
Cost of deposits	0.84	0.58	0.74	0.53
Cost of debt	3.68	2.34	3.06	2.27
Efficiency ratio	61.40	61.18	72.83	62.57
Non-interest expense to average assets	2.11	2.13	2.51	2.17
Net operating expense to average assets	1.85	1.80	2.26	1.88
Avg. int-earning assets to avg. int-bearing liabilities	121.38	116.64	121.23	116.67
Net charge-offs to average loans	0.01	0.08	0.07	0.05
COMMON SHARE DATA
Basic net income per common share	$0.70	$0.60	$1.34	$1.66
Diluted net income per common share	0.70	0.60	1.34	1.65
Cash dividends paid per common share	0.10	0.10	0.20	0.20
Weighted average common shares outstanding:
Basic	5,551,184	4,633,391	5,550,020	4,631,571
Diluted	5,551,184	4,633,417	5,550,020	4,633,500

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,676,409	$1,405,961	$270,448	19.2%
Gross loans	1,307,737	1,150,044	157,693	13.7
Classified Assets	37,369	50,298	(12,929)	(25.7)
Allowance for loan losses	10,739	10,515	224	2.1

Past due loans - 31 to 89 days	6,499	9,227	(2,728)	(29.6)
Past due loans >=90 days	9,666	2,483	7,183	289.3
Total past due (delinquency) loans	16,165	11,710	4,455	38.0

Non-accrual loans (a)	16,350	4,693	11,657	248.4
Accruing troubled debt restructures (TDRs) (b)	9,839	10,021	(182)	(1.8)
Other real estate owned (OREO)	8,207	9,341	(1,134)	(12.1)
Non-accrual loans, OREO and TDRs	$34,396	$24,055	$10,341	43.0
ASSET QUALITY RATIOS
Classified assets to total assets	2.23%	3.58%
Classified assets to risk-based capital	20.12	32.10
Allowance for loan losses to total loans	0.82	0.91
Allowance for loan losses to non-accrual loans	65.68	224.06
Past due loans - 31 to 89 days to total loans	0.50	0.80
Past due loans >=90 days to total loans	0.74	0.22
Total past due (delinquency) to total loans	1.24	1.02
Non-accrual loans to total loans	1.25	0.41
Non-accrual loans and TDRs to total loans	2.00	1.28
Non-accrual loans and OREO to total assets	1.46	1.00
Non-accrual loans, OREO and TDRs to total assets	2.05	1.71

Selected Financial Information and Ratios (continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017

COMMON SHARE DATA
Book value per common share	$26.93	$23.65
Tangible book value per common share**	24.47	***
Common shares outstanding at end of period	5,575,024	4,649,658
OTHER DATA
Full-time equivalent employees	190	165
Branches (c)	12	11
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.51%	8.79%
Tier 1 common capital to risk-weighted assets	10.30	9.51
Tier 1 capital to risk-weighted assets	11.18	10.53
Total risk-based capital to risk-weighted assets	13.67	13.40
Common equity to assets	8.96%	7.82%
Tangible common equity to tangible assets **	8.21%	***

** Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

*** The Company had no intangible assets before January 1, 2018.

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At September 30, 2018 and December 31, 2017, the Bank had total TDRs of $9.8 million and $10.8 million, respectively, with $0 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

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

The County First acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First, as of January 1, 2018, was be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First net assets was allocated to goodwill. At December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018. See NOTE 2 – BUSINESS COMBINATION AND GOODWILL in this 10-Q for additional information.

1 As of March 31, 2018, the Company had 16 branches, including the main office in Waldorf. This number included five County First Bank branches. The Company closed four County First branches in May 2018. The La Plata branch was rebranded and remained open.

2017 Operations Summary

Net income for year ended December 31, 2017 was $7.2 million or $1.56 per diluted share after the inclusion of the additional tax expense under the recently enacted Tax Cuts and Jobs Act and the expenses associated with the acquisition of County First. The additional income tax and merger and acquisition costs of $724,000, net of tax, resulted in a reduction of earnings per share of approximately $0.75 per share for 2017. Net income for the year ended December 31, 2016 was $7.3 million or $1.59 per diluted share.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Earnings Summary

The Company reported net income for the three months ended September 30, 2018 of $3.9 million or diluted earnings per share of $0.70 compared to net income of $2.8 million or $0.60 per diluted share for the three months ended September 30, 2017. The third quarter results included merger and acquisition costs net of tax of $8,000 and $257,000 for the comparative quarters. Merger and acquisition costs did not change earnings per share for the third quarter of 2018 and resulted in a reduction to quarterly earnings per share of approximately $0.06 for the third quarter of 2017. The Company’s return on average assets (“ROAA”) and return on average common equity (“ROACE”) were 0.96% and 10.29% for the three months ended September 30, 2018 compared to 0.80% and 9.99% for the three months ended September 30, 2017. The increase in earnings was primarily the result of the reduction in the Company’s expense run rate with the successful integration of the County First transaction, increased net interest income and lower loan loss provisions.

The Company completed the acquisition of County First on January 1, 2018, increasing the Company’s asset size by $200 million to just under $1.6 billion. As planned, the Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch was rebranded and remains open. The first six months of 2018 included operating expenses to support the merged operations with County First. The closure of four branches and reductions in headcount during the second quarter of 2018 positively impacted the Company’s operating expense run rate in the third quarter of 2018 with noninterest expense decreasing $1.3 million to $8.5 million for the three months ended September 30, 2018 compared to $9.8 million for the three months ended June 30, 2018.

The Company reported operating net income, which excludes merger-related expenses, of $3.9 million, or $0.70 per share, three months ended September 30, 2018. This compares to operating net income of $3.0 million, or $0.66 per share for the three months ended September 30, 2017. Operating net income reflects higher net interest income partially offset by lower noninterest income and higher noninterest expense, much of which is associated with the acquisition of County First. The Company’s operating ROAA and ROACE were 0.96% and 10.31% for the third quarter of 2018 compared to 0.87% and 10.92% for the third quarter of 2017.

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

Net interest income totaled $12.8 million for the three months ended September 30, 2018, which represents a $1.8 million, or 15.9%, increase from $11.0 million for the three months ended September 30, 2017. Average total earning assets increased $183.9 million, or 14.1%, for the three months ended September 30, 2018 to $1,487.9 million compared to $1,304.0 million for the three months ended September 30, 2017. The increase in average total earning assets for the three months ended September 30, 2018 from the comparable quarter in 2017, resulted primarily from a $151.6 million, or 13.5%, increase in average loans as a result of organic growth, the acquisition of County First, and a $32.3 million, or 18.3%, increase in average investments. Interest income increased $2.8 million for the three months ended September 30, 2018 compared to the third quarter of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $2.0 million and higher interest yields accounting for $800,000.

Average total interest-bearing liabilities increased $107.9 million, or 9.7%, for the three months ended September 30, 2018 to $1,225.8 million compared to $1,117.9 million for the three months ended September 30, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $59.8 million, or 38.2%, to $216.6 million compared to $156.7 million. Interest expense increased $1.1 million for the three months ended September 30, 2018 compared to the third quarter of 2017. The increase in interest expense resulted from higher interest rates accounting for $1.2 million, partially offset by a decrease of $196,000 in funding costs due to a change in the composition of funding liabilities. For the three-month comparative periods, average short-term borrowings and long-term debt decreased $93.4 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest-bearing accounts. During the three months ended September 30, 2018, average transaction accounts increased $259.0 million or 40.4% to $900.7 million from $641.7 million for the three months ended September 30, 2017. During the same timeframe average time deposits increased slightly $2.0 million or 0.5% to $445.1 million for the three months ended September 30, 2018. The Company is optimistic that our increased liquidity and funding composition changes will make us less sensitive to rising interest rates during the fourth quarter of 2018.

Net interest margin of 3.43% was five basis points higher than the 3.38% for the three months ended September 30, 2017. The increase in net interest margin from the third quarter of 2017 resulted primarily from the Company’s interest earning asset yields increasing at a faster rate than overall funding costs. Interest earning asset yields increased 23 basis points from 4.20% for the three months ended September 30, 2017 to 4.43% for the three months ended September 30, 2018. The Company’s cost of funds increased 19 basis points from 0.84% for the three months ended September 30, 2017 to 1.03% for the three months ended September 30, 2018. The 2018 third quarter’s interest income was impacted by $161,000 of interest income accretion due to the recognition of the acquired performing fair value mark related to County First, the addition of higher yielding loans from the County First acquisition, and interest recognized on a cash basis of $80,000 for nonaccrual loans. Funding costs were positively impacted as the percentage of funding coming from noninterest-bearing deposits increased from 12.3% for the three months ended September 30, 2017 to 15.0% for the third quarter of 2018.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$15,085	$12,671	$2,414	19.1%
Taxable interest and dividends on investment securities	1,311	988	323	32.7%
Interest on deposits with banks	88	21	67	319.0%
Total Interest and Dividend Income	16,484	13,680	2,804	20.5%

Interest Expenses
Deposits	2,835	1,563	1,272	81.4%
Short-term borrowings	142	304	(162)	(53.3)%
Long-term debt	746	805	(59)	(7.3)%
Total Interest Expenses	3,723	2,672	1,051	39.3%

Net Interest Income (NII)	$12,761	$11,008	$1,753	15.9%

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$73,114	0.10%	$55,125	0.05%
Interest-bearing demand and money market accounts	611,039	0.72%	429,847	0.38%
Certificates of deposit	445,081	1.55%	443,048	1.03%
Total interest-bearing deposits	1,129,234	1.00%	928,020	0.67%
Noninterest-bearing demand deposits	216,580		156,746
	$1,345,814	0.84%	$1,084,766	0.58%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Three Months Ended September 30,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,129,234	1.00%	78.29%	$928,020	0.67%	72.80%
Debt	96,566	3.68%	6.69%	189,927	2.34%	14.90%
Total interest-bearing liabilities	1,225,800	1.21%	84.98%	1,117,947	0.96%	87.70%
Noninterest-bearing demand deposits	216,580		15.02%	156,746		12.30%
Total funds	$1,442,380	1.03%	100.00%	$1,274,693	0.84%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30,
	2018			2017
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$833,970	$9,740	4.67%	$710,113	$7,916	4.46%
Residential first mortgages	159,454	1,452	3.64%	178,631	1,657	3.71%
Residential rentals	125,946	1,580	5.02%	110,323	1,276	4.63%
Construction and land development	28,452	406	5.71%	31,584	415	5.26%
Home equity and second mortgages	36,968	491	5.31%	21,747	246	4.52%
Commercial and equipment loans	104,512	1,400	5.36%	85,314	1,152	5.40%
Consumer loans	770	16	8.31%	480	9	7.50%
Allowance for loan losses	(10,830)	-	0.00%	(10,566)	-	0.00%
Loan portfolio (1)	1,279,242	15,085	4.72%	1,127,626	12,671	4.49%
Investment securities, federal funds sold and interest-earning deposits	208,627	1,399	2.68%	176,360	1,009	2.29%
Interest-Earning Assets ("IEAs")	1,487,869	16,484	4.43%	1,303,986	13,680	4.20%
Cash and cash equivalents	23,765			18,199
Goodwill	10,604			-
Core deposit intangible	3,120			-
Other assets	81,495			74,274
Total Assets	$1,606,853			$1,396,459
Liabilities and Stockholders' Equity
Savings	$73,114	$19	0.10%	$55,125	$7	0.05%
Interest-bearing demand and money market accounts	611,039	1,093	0.72%	429,847	412	0.38%
Certificates of deposit	445,081	1,723	1.55%	443,048	1,144	1.03%
Long-term debt	34,696	242	2.79%	58,019	352	2.43%
Short-term borrowings	26,870	142	2.11%	96,908	304	1.25%
Subordinated Notes	23,000	360	6.26%	23,000	359	6.24%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	144	4.80%	12,000	94	3.13%

Interest-Bearing Liabilities ("IBLs")	1,225,800	3,723	1.21%	1,117,947	2,672	0.96%
Noninterest-bearing demand deposits	216,580			156,746
Other liabilities	14,460			10,409
Stockholders' equity	150,013			111,357
Total Liabilities and Stockholders' Equity	$1,606,853			$1,396,459
Net interest income		$12,761			$11,008
Interest rate spread			3.22%			3.24%
Net yield on interest-earning assets			3.43%			3.38%
Avg. loans to avg. deposits			95.05%			103.95%
Avg. transaction deposits to total avg. deposits **			66.93%			59.16%
Ratio of average IEAs to average IBLs			121.38%			116.64%
Cost of funds			1.03%			0.84%
Cost of deposits			0.84%			0.58%
Cost of debt			3.68%			2.34%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $161,000 of accretion interest during the three months ended September 30, 2018.

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

For the Three Months Ended September 30, 2018

compared to the Three Months Ended

September 30, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$1,788	$626	$2,414
Investment securities, federal funds sold and interest-earning deposits	216	174	390
Total interest-earning assets	$2,004	$800	$2,804

Interest-bearing liabilities:
Savings	5	7	12
Interest-bearing demand and money market accounts	324	357	681
Certificates of deposit	8	571	579
Long-term debt	(163)	53	(110)
Short-term borrowings	(370)	208	(162)
Subordinated notes	-	1	1
Guaranteed preferred beneficial interest in junior subordinated debentures	-	50	50
Total interest-bearing liabilities	$(196)	$1,247	$1,051
Net change in net interest income	$2,200	$(447)	$1,753

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $161,000 of accretion interest during the three months ended September 30, 2018.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Provision for loan losses	$40	$224	$(184)	(82.1)%

The provision for loan losses decreased $184,000 to $40,000 for the three months ended September 30, 2018 compared to $224,000 for the three months ended September 30, 2017. Net charge-offs of $26,000 were recognized for the three months ended September 30, 2018 compared to net charge-offs of $223,000 for the three months ended September 30, 2017. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

Noninterest income of $1.1 million for the three months ended September 30, 2018 decreased by $87,000 compared to $1.2 million for the three months ended September 30, 2017. The decrease in noninterest income was primarily due to gains on loans held for sale of $294,000 sold in the third quarter of 2017. The decrease to non-interest income was partially offset by increases in service charge and miscellaneous income of $184,000 due to the larger customer base resulting from the acquisition of County First. In addition, Bank Owned Life Insurance acquired in the County First transaction of approximately $6.3 million increased non-interest income by $31,000 compared to the prior comparable period.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$81	$28	$53	189.3%
Unrealized losses on equity securities	(8)	-	(8)	n/a
Income from bank owned life insurance	227	196	31	15.8%
Service charges	770	639	131	20.5%
Gain on sale of loans held for sale	-	294	(294)	(100.0)%
Total Noninterest Income	$1,070	$1,157	$(87)	(7.5)%

Noninterest Expense

Noninterest expenses increased $1.1 million, or 14.1%, to $8.5 million for the three months ended September 30, 2018 compared to $7.4 million for the three months ended September 30, 2017, and decreased $1.3 million, or 12.9%, compared to $9.7 million in the second quarter of 2018. Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses, increased $1.4 million, or 20.2%, to $8.3 million for the three months ended September 30, 2018 compared to $6.9 million for the three months ended September 30, 2017, and decreased $455,000, or 5.2%, compared to $8.8 million in the second quarter of 2018. Overall the increases in adjusted noninterest expenses comparing the third quarter of 2018 to the same quarter in 2017 were due primarily to increases in salary and employee benefits due to the addition of County First employees. Other increases from the comparable periods were due to occupancy expense, data processing expense, core deposit intangible amortization and advertising expense, all of which were due primarily to the acquisition of County First. The Company closed four of the five acquired branches in May 2018. All three of the held for sale County First branches were sold in the first nine months of 2018. The Company’s third quarter 2018 expense run rate was $8.5 million and was positively impacted by the second quarter branch closures and reduced employee headcount. The Company’s expected expense run rate for the third and fourth quarters was projected to be between $8.4 million and $8.6 million.

The Company’s efficiency ratio2 was 61.40% for the three months ended September 30, 2018 compared to 61.18% for the three months ended September 30, 2017. The Company’s net operating expense ratio3 was 1.85% for the three months ended September 30, 2018 compared to 1.80% for the three months ended September 30, 2017. The Company’s net operating expenses increased $1.1 million from $6.3 million for the three months ended September 30, 2017 to $7.4 million for the three months ended September 30, 2018. Net operating expense ratios have increased in the first nine months of 2018 primarily due to merger and acquisition costs and duplicate systems and resources required to integrate County First. These costs began to decrease during the third quarter of 2018. The Company incurred $11,000 in merger and acquisition costs related to the acquisition during the three months ended September 30, 2018, and does not expect significant merger related costs in the fourth quarter of 2018.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$4,739	$4,056	$683	16.8%
OREO valuation allowance and expenses	165	283	(118)	(41.7)%
Merger and acquisition costs	11	239	(228)	(95.4)%
Operating expenses	3,577	2,864	713	24.9%
Total Noninterest Expense	$8,492	$7,442	$1,050	14.1%

	Three Months Ended September 30,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,739	$4,056	$683	16.8%
Occupancy expense	744	630	114	18.1%
Advertising	165	156	9	5.8%
Data processing expense	769	555	214	38.6%
Professional fees	442	510	(68)	(13.3)%
Merger & acquisition costs	11	239	(228)	(95.4)%
Depreciation of premises and equipment	207	191	16	8.4%
Telephone communications	62	46	16	34.8%
Office supplies	31	26	5	19.2%
FDIC Insurance	185	178	7	3.9%
OREO valuation allowance and expenses	165	283	(118)	(41.7)%
Core deposit intangible amortization	193	-	193	n/a
Other	779	572	207	36.2%
Total Noninterest Expense	$8,492	$7,442	$1,050	14.1%

Income Tax Expense

The Company’s consolidated effective tax rate was 27.2% for the three months ended September 30, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible holding company expenses that are not deductible for state tax purposes. The Company’s normal effective rate as of September 30, 2018 was 27.52% (19.27% for federal; 8.25% for state). The Company’s consolidated effective tax rate was 38.2% in the third quarter of 2017.

2 Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.

3 The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Earnings Summary

The Company reported net income for the nine months ended September 30, 2018 of $7.4 million or diluted earnings per share of $1.34 compared to net income of $7.7 million or $1.65 per diluted share for the nine months ended September 30, 2017. The results included merger and acquisition costs net of tax of $2.7 million and $494,000 for the comparative nine month periods. The impact of merger and acquisition costs resulted in a reduction to earnings per share of approximately $0.48 for the nine months ended September 30, 2018 and $0.11 for the nine months ended September 30, 2017. The Company’s ROAA and ROACE were 0.62% and 6.68% for the nine months ended September 30, 2018 compared to 0.75% and 9.38% for the nine months ended September 30, 2017.

The Company completed the acquisition of County First on January 1, 2018, increasing the Company’s asset size by $200 million to just under $1.6 billion. As planned, the Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch was rebranded and remains open. The first nine months of 2018 results reflect temporary increases in operating expenses to support the merger with County First Bank. The closure of four branches and reductions in headcount during the second quarter positively impacted the Company’s operating expense run rate in the third quarter of 2018. The current year decrease in net income compared to the prior year was primarily due to merger-related costs, which included termination costs of County First’s core processing contract as well as investment banking, legal fees and the costs of employee agreements and severance for terminations. In addition, the Company will continue to carry additional noninterest expense in the second half of 2018 until duplicate vendors and processes are discontinued. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First associated with the acquisition and from a lower effective tax rate.

The Company reported operating net income, which excludes merger-related expenses, of $10.1 million, or $1.82 per share, for the nine months ended September 30, 2018. This compares to operating net income of $8.2 million, or $1.76 per share for the nine months ended September 30, 2017. Operating net income reflects higher net interest income partially offset by higher noninterest expense, much of which is associated with the acquisition of County First. The Company’s operating ROAA and ROACE were 0.85% and 9.10% for the first nine months of 2018 compared to 0.79% and 9.99% for the first nine months of 2017.

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

Net interest income totaled $38.1 million for the nine months ended September 30, 2018, which represents a $5.5 million, or 16.7%, increase from $32.6 million for the nine months ended September 30, 2017. Average total earning assets increased $185.2 million, or 14.4%, for the nine months ended September 30, 2018 to $1,467.6 million compared to $1,282.4 million for the nine months ended September 30, 2017. The increase in average total earning assets for the nine months ended September 30, 2018 from the comparable period in 2017, resulted primarily from a $165.5 million, or 15.0%, increase in average loans as a result of organic growth and the acquisition of County First and a $19.6 million, or 11.2%, increase in average investments. Interest income increased $8.1 million for the nine months ended September 30, 2018 compared to the same period of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $6.1 million and higher interest yields accounting for $2.0 million.

Average total interest-bearing liabilities increased $111.4 million, or 10.1%, for the nine months ended September 30, 2018 to $1,210.6 million compared to $1,099.2 million for the nine months ended September 30, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $67.0 million, or 44.4%, to $217.7 million compared to $150.7 million. Interest expense increased $2.7 million for the nine months ended September 30, 2018 compared to the same period of 2017. The increase in interest expense resulted from higher interest rates accounting for $2.8 million. Funding costs from a change in the composition of funding liabilities resulted in a small decrease of $117,000 to interest expense. For the nine month comparative periods, average short-term borrowings and long-term debt decreased $59.9 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and noninterest-bearing accounts. During the nine months ended September 30, 2018, average transaction accounts increased $223.0 million or 35.8% to $845.3 million from $622.3 million for the nine months ended September 30, 2017. During the same timeframe average time deposits increased slightly, $15.2 million or 3.4%, to $457.6 million for the nine months ended September 30, 2018.

Net interest margin of 3.46% was seven basis points higher than the 3.39% for the nine months ended September 30, 2017. The increase in net interest margin from the first nine months of 2017 resulted primarily from the Company’s interest earning asset yields increasing at faster rate than overall funding costs. Interest earning asset yields increased 21 basis points from 4.16% for the nine months ended September 30, 2017 to 4.37% for the nine months ended September 30, 2018. The Company’s cost of funds increased 15 basis points from 0.79% for the nine months ended September 30, 2017 to 0.94% for the nine months ended September 30, 2018. The 2018 year to date interest income was impacted from $635,000 of interest income accretion due to the recognition of the acquired performing fair value mark related to County First as well as the addition of higher yielding loans from the County First acquisition. Funding costs were positively impacted as the percentage of funding coming from noninterest-bearing deposits increased from 12.1% for the nine months ended September 30, 2017 to 15.2% for the nine months ended September 30, 2018.

During the first nine months of 2018, net interest margin increased as higher yielding assets more than offset the increased cost of funds. The increase in transaction accounts with the acquisition of County First as well as organic transaction deposit growth in the first nine months of 2018 helped minimize deposit betas and positively impacted net interest margin. The pay down of wholesale funding also positively impacted margins. The increase in transaction accounts with the acquisition of County First, as well as organic transaction deposit growth in the first nine months of 2018 helped control the increase in deposit costs. Brokered deposits and FHLB advances were paid down $178.4 million in the first nine months of 2018 and replaced with retail deposits. Retail deposits, which include all deposits except brokered deposits, increased $407.0 million or 41.2% from $987.2 million at December 31, 2017 to $1,394.2 million at September 30, 2018. Management is optimistic that increased liquidity and improved funding composition will partially mitigate the Company’s sensitivity to rising interest rates during the remainder of 2018.

Wholesale and time-based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the three and nine months ended September 30, 2017, average interest rates on certificates of deposits in 2018 increased by 52 basis points in the third quarter of 2018 and 43 basis points in the first nine months of 2018 to 1.55% and 1.38%, respectively. During the comparable periods, interest-bearing transactional deposits increased by 30 basis points and 22 basis points to 0.65% and 0.53%, respectively. The increases in transaction deposits during the last twelve months have decreased downward pressure on net interest margin. The ability to increase transaction deposits faster than wholesale funding could mitigate possible downward pressure on net interest margin in a rising rate environment.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$44,294	$37,051	$7,243	19.5%
Taxable interest and dividends on investment securities	3,617	2,907	710	24.4%
Interest on deposits with banks	220	39	181	464.1%
Total Interest and Dividend Income	48,131	39,997	8,134	20.3%

Interest Expenses
Deposits	7,196	4,234	2,962	70.0%
Short-term borrowings	642	734	(92)	(12.5)%
Long-term debt	2,231	2,414	(183)	(7.6)%
Total Interest Expenses	10,069	7,382	2,687	36.4%

Net Interest Income (NII)	$38,062	$32,615	$5,447	16.7%

The following table presents information on average balances and rates for deposits.

	For the Nine Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$74,169	0.08%	$53,369	0.05%
Interest-bearing demand and money market accounts	553,386	0.59%	418,148	0.34%
Certificates of deposit	457,621	1.38%	442,410	0.95%
Total interest-bearing deposits	1,085,176	0.88%	913,927	0.62%
Noninterest-bearing demand deposits	217,738		150,757
	$1,302,914	0.74%	$1,064,684	0.53%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Nine Months Ended September 30,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,085,176	0.88%	75.98%	$913,927	0.62%	73.12%
Debt	125,380	3.06%	8.78%	185,243	2.27%	14.82%
Total interest-bearing liabilities	1,210,556	1.11%	84.76%	1,099,170	0.90%	87.94%
Noninterest-bearing demand deposits	217,738		15.24%	150,757		12.06%
Total funds	$1,428,294	0.94%	100.00%	$1,249,927	0.79%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2018 and 2017, respectively.

	For the Nine Months Ended September 30,
		2018			2017
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$823,417	$28,422	4.60%	$692,285	$22,967	4.42%
Residential first mortgages	164,332	4,513	3.66%	177,527	5,052	3.79%
Residential rentals	127,553	4,687	4.90%	104,363	3,612	4.61%
Construction and land development	28,470	1,171	5.48%	35,327	1,284	4.85%
Home equity and second mortgages	38,531	1,500	5.19%	21,384	695	4.33%
Commercial and equipment loans	100,761	3,960	5.24%	86,589	3,414	5.26%
Consumer loans	818	41	6.68%	449	27	8.02%
Allowance for loan losses	(10,718)	-	0.00%	(10,306)	-	0.00%
Loan portfolio (1)	1,273,164	44,294	4.64%	1,107,618	37,051	4.46%
Investment securities, federal funds sold and interest-bearing deposits	194,440	3,837	2.63%	174,813	2,946	2.25%
Interest-Earning Assets ("IEAs")	1,467,604	48,131	4.37%	1,282,431	39,997	4.16%
Cash and cash equivalents	24,978			14,555
Goodwill	10,345			-
Core deposit intangible	3,304			-
Other assets	83,207			72,597
Total Assets	$1,589,438			$1,369,583
Liabilities and Stockholders' Equity
Savings	$74,169	$44	0.08%	$53,369	$20	0.05%
Interest-bearing demand and money
market accounts	553,386	2,432	0.59%	418,148	1,073	0.34%
Certificates of deposit	457,621	4,720	1.38%	442,410	3,141	0.95%
Long-term debt	40,820	754	2.46%	59,783	1,028	2.29%
Short-term borrowings	49,560	642	1.73%	90,460	734	1.08%
Subordinated Notes	23,000	1,078	6.25%	23,000	1,078	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	399	4.43%	12,000	308	3.42%

Interest-Bearing Liabilities ("IBLs")	1,210,556	10,069	1.11%	1,099,170	7,382	0.90%
Noninterest-bearing demand deposits	217,738			150,757
Other liabilities	13,122			10,700
Stockholders' equity	148,022			108,956
Total Liabilities and Stockholders' Equity	$1,589,438			$1,369,583
Net interest income		$38,062			$32,615
Interest rate spread			3.26%			3.26%
Net yield on interest-earning assets			3.46%			3.39%
Avg. loans to avg. deposits			97.72%			104.03%
Avg. transaction deposits to total avg. deposits **			64.88%			58.45%
Ratio of average IEAs to average IBLs			121.23%			116.67%
Cost of funds			0.94%			0.79%
Cost of deposits			0.74%			0.53%
Cost of debt			3.06%			2.27%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $635,000 of accretion interest during the nine months ended September 30, 2018.

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

For the Nine Months Ended September 30, 2018

compared to the Nine Months Ended

September 30, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$5,759	$1,484	$7,243
Investment securities, federal funds sold and interest bearing deposits	387	504	891
Total interest-earning assets	$6,146	$1,988	$8,134

Interest-bearing liabilities:
Savings	12	12	24
Interest-bearing demand and money market accounts	594	765	1,359
Certificates of deposit	157	1,422	1,579
Long-term debt	(350)	76	(274)
Short-term borrowings	(530)	438	(92)
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	91	91
Total interest-bearing liabilities	$(117)	$2,804	$2,687
Net change in net interest income	$6,263	$(816)	$5,447

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $635,000 of accretion interest during the nine months ended September 30, 2018.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Provision for loan losses	$940	$980	$(40)	(4.1)%

The provision for loan losses decreased $40,000 to $940,000 for the nine months ended September 30, 2018 compared to $980,000 for the nine months ended September 30, 2017. Net charge-offs of $716,000 were recognized for the nine months ended September 30, 2018 compared to net charge-offs of $405,000 for the nine months ended September 30, 2017. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

Noninterest income was essentially flat at $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. The small decrease of $46,000 for the comparable periods was primarily due to gains on loans held for sale of $294,000 sold in the third quarter of 2017, gains on the sale of investment securities sold in the third quarter of 2017 of $133,000 and the recognition of unrealized losses on equity securities during 2018 of $86,000 due to a new accounting standard effective in the first quarter of 2018 that requires recognition of changes in the fair value flow through the Company’s statement of income. These decreases to non-interest income were partially offset by increases in service charge and miscellaneous income of $417,000 due to a larger customer base with the acquisition of County First and a $96,000 increase in income from the addition of approximately $6.3 million of Bank Owned Life Insurance acquired in the County First transaction

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$141	$84	$57	67.9%
Gain on sale of assets	1	47	(46)	(97.9)%
Net gains on sale of investment securities	-	133	(133)	(100.0)%
Unrealized losses on equity securities	(86)	-	(86)	n/a
Income from bank owned life insurance	677	581	96	16.5%
Service charges	2,269	1,909	360	18.9%
Gain on sale of loans held for sale	-	294	(294)	(100.0)%
Total Noninterest Income	$3,002	$3,048	$(46)	(1.5)%

Noninterest Expense

Noninterest expenses increased $7.6 million, or 34.0%, to $29.9 million for the nine months ended September 30, 2018 compared to $22.3 million for the nine months ended September 30, 2017. Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses increased $4.6 million, or 21.4%, to $25.8 million for the nine months ended September 30, 2018 compared to $21.2 million for the nine months ended September 30, 2017. Overall the increases in adjusted noninterest expenses were due primarily to increases in salary and employee benefits due to the addition of County First employees. Other increases from the comparable periods were to occupancy expense, data processing expense, core deposit intangible amortization and advertising expense, all of which were due primarily to the acquisition of County First. The Company closed four of the five acquired branches in May 2018. The three held for sale County First branches were sold in the first nine months of 2018. Branch closings positively impacted the Company’s expense run rate in the third quarter and are expected to for the balance of 2018.

The Company’s efficiency ratio was 72.83% for the nine months ended September 30, 2018 compared to 62.57% for the nine months ended September 30, 2017. The Company’s net operating expense ratio was 2.26% for the nine months ended September 30, 2018 compared to 1.88% for the nine months ended September 30, 2017. The Company’s net operating expenses increased $7.6 million from $19.3 million for the nine months ended September 30, 2017 to $26.9 million for the nine months ended September 30, 2018. The $7.6 million variance included a merger and acquisition cost variance of $3.1 million. Net operating expense ratios increased in the first nine months of 2018 primarily due to duplicate systems and resources required to integrate County First. These costs decreased in the third quarter of 2018 and the Company does not expect significant integration costs or merger and acquisition costs related to the acquisition in the fourth quarter of 2018. The Company’s expected expense run rate for the fourth quarter of 2018 is $8.4 million to $8.6 million per quarter.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$14,915	$12,567	$2,348	18.7%
OREO valuation allowance and expenses	516	587	(71)	(12.1)%
Merger and acquisition costs	3,620	494	3,126	632.8%
Operating expenses	10,857	8,667	2,190	25.3%
Total Noninterest Expense	$29,908	$22,315	$7,593	34.0%

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$14,915	$12,567	$2,348	18.7%
Occupancy expense	2,249	1,941	308	15.9%
Advertising	504	404	100	24.8%
Data processing expense	2,234	1,766	468	26.5%
Professional fees	1,220	1,190	30	2.5%
Merger and acquisition costs	3,620	494	3,126	632.8%
Depreciation of premises and equipment	608	594	14	2.4%
Telephone communications	230	142	88	62.0%
Office supplies	112	86	26	30.2%
FDIC Insurance	496	505	(9)	(1.8)%
OREO valuation allowance and expenses	516	587	(71)	(12.1)%
Core deposit intangible amortization	597	-	597	n/a
Other	2,607	2,039	568	27.9%
Total Noninterest Expense	$29,908	$22,315	$7,593	34.0%

Income Tax Expense

The Company’s consolidated effective tax rate was 27.4% for the nine months ended September 30, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes. The Company’s normal effective rate as of September 30, 2018 was 27.52% (19.27% for federal; 8.25% for state). The Company’s consolidated effective tax rate was 38.0% for the nine months ended September 30, 2017.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Assets

Total assets increased $270.4 million, or 19.2%, to $1.7 billion at September 30, 2018 compared to total assets of $1.4 billion at December 31, 2017, primarily as a result of the acquisition of County First as well as organic retail deposit growth in the second and third quarters of 2018. Cash and cash equivalents increased $56.2 million, or 364.4%, to $71.6 million and total securities increased $42.3 million, or 25.2%, to $209.8 million. Gross loans increased 13.7% or $157.7 million from $1,150.0 million at December 31, 2017 to $1,307.7 million at September 30, 2018, primarily due to the acquisition. The differences in allocations between the cash and investment categories reflect operational needs.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change

Cash and due from banks	$26,718	$13,315	$13,403	100.7%
Federal funds sold	36,099	-	36,099	n/a
Interest-bearing deposits with banks	8,778	2,102	6,676	317.6%
Securities available for sale (AFS), at fair value	107,962	68,164	39,798	58.4%
Securities held to maturity (HTM), at amortized cost	97,217	99,246	(2,029)	(2.0)%
Equity securities carried at fair value through income	4,359	-	4,359	n/a
Non-marketable equity securities held in other financial institutions	249	121	128	105.8%
FHLB stock - at cost	2,547	7,276	(4,729)	(65.0)%
Net Loans	1,297,915	1,140,615	157,300	13.8%
Goodwill	10,708	-	10,708	n/a
Premises and equipment, net	22,433	21,391	1,042	4.9%
Other real estate owned (OREO)	8,207	9,341	(1,134)	(12.1)%
Accrued interest receivable	5,032	4,511	521	11.5%
Investment in bank owned life insurance	36,071	29,398	6,673	22.7%
Core deposit intangible	2,993	-	2,993	n/a
Net deferred tax assets	6,999	5,922	1,077	18.2%
Other assets	2,122	4,559	(2,437)	(53.5)%
Total Assets	$1,676,409	$1,405,961	$270,448	19.2%

The acquisition of County First led to a shift in the composition of the loan portfolios during 2018 compared to December 31, 2017. The overall increase in the commercial real estate portfolio from 63.25% of gross loans at December 31, 2017to 64.84% at September 30, 2018 should increase asset sensitivity over time. The relative decrease in residential first mortgage balances from 14.81% of gross loans at December 31, 2018 to 11.97% at September 30, 2018, should also increase asset interest rate sensitivity in a rising rate environment. Regulatory concentrations for non-owner occupied commercial real estate and construction decreased from 309.6% and 65.5% at December 31, 2017 to 303.7% and 64.9% at September 30, 2018. The Company is encouraged by a strong loan pipeline of approximately $140 million at September 30, 2018. During the third quarter of 2018, gross loans increased $17.3 million from the previous quarter or at a 5.4% annualized rate. The following is a breakdown of the Company’s loan portfolio at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,463	$846,482	$847,945	64.84%	$727,314	63.25%
Residential first mortgages	468	156,097	156,565	11.97%	170,374	14.81%
Residential rentals	1,261	124,122	125,383	9.59%	110,228	9.58%
Construction and land development	-	28,788	28,788	2.20%	27,871	2.42%
Home equity and second mortgages	319	36,041	36,360	2.78%	21,351	1.86%
Commercial loans	-	62,083	62,083	4.75%	56,417	4.91%
Consumer loans	-	730	730	0.06%	573	0.05%
Commercial equipment	-	49,883	49,883	3.81%	35,916	3.12%
Gross loans	3,511	1,304,226	1,307,737	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	917	917	0.07%	1,086	0.09%
Total loans, net of deferred costs	$3,511	$1,305,143	$1,308,654		$1,151,130
Less: allowance for loan losses	-	(10,739)	(10,739)	-0.82%	(10,515)	-0.91%
Net loans	$3,511	$1,294,404	$1,297,915		$1,140,615

**All other loans include acquired Non-PCI pools at fair value.

The following is a breakdown of acquired and non-acquired loans as of September 30, 2018:

BY ACQUIRED AND NON-ACQUIRED	September 30, 2018%		December 31, 2017%
Acquired loans - performing	$107,142	8.19%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,511	0.27%	-	0.00%
Total acquired loans	110,653	8.46%	-	0.00%
Non-acquired loans**	1,197,084	91.54%	1,150,044	100.00%
Gross loans	1,307,737		1,150,044
Net deferred costs (fees)	917	0.07%	1,086	0.09%
Total loans, net of deferred costs	$1,308,654		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

Loans consist of: (i) non-acquired loans, which include certain renewed and/or restructured acquired performing loans that are re-designated as non-acquired of $1,197.1 million at September 30, 2018; (ii) acquired performing loans were $107.1 million at September 30, 2018; and (iii) purchase credit impaired (“PCI”) loans were $3.5 million at September 30, 2018. At September 30, 2018, performing acquired loans, which totaled $107.1 million, included a $2.0 million net acquisition accounting fair market value adjustment, representing a 1.83% “mark;” and PCI loans which totaled $3.5 million, included a $671,000 adjustment, representing a 16.04% “mark.” During the three and nine months ended September 30, 2018 there was $161,000 and $635,000, respectively, of accretion interest.

The non-acquired portfolios increased $47.1 million or 5.5% annualized rate from $1,150.0 million at December 31, 2017 to $1.197.1 million at September 30, 2018. The Bank’s higher yielding commercial portfolios, which include commercial real estate, commercial loans and commercial equipment increased $65.0 million at a 10.6% annualized rate during the first nine months of 2018, which has been partially offset by a net decrease in other loan portfolios of $17.9 million.

The following is a breakdown of the Company’s non-acquired loan portfolios at September 30, 2018 and December 31, 2017:

Non-Acquired Loan Portfolios
(dollars in thousands)	September 30, 2018%		December 31, 2017%		$ Change	Annualized % Change
Commercial real estate	$780,236	65.17%	$727,314	63.25%	$52,922	9.70%
Residential first mortgages	156,097	13.04%	170,374	14.81%	(14,277)	-11.17%
Residential rentals	105,662	8.83%	110,228	9.58%	(4,566)	-5.52%
Construction and land development	28,260	2.36%	27,871	2.42%	389	1.86%
Home equity and second mortgages	21,870	1.83%	21,351	1.86%	519	3.24%
Commercial loans	59,200	4.95%	56,417	4.91%	2,783	6.58%
Consumer loans	514	0.04%	573	0.05%	(59)	-13.73%
Commercial equipment	45,245	3.78%	35,916	3.12%	9,329	34.63%
	$1,197,084	100.00%	$1,150,044	100.00%	$47,040	5.45%

Asset Quality

The following tables show asset quality ratios at September 30, 2018 and December 31, 2017.

(dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017	$ Change	% Change
ASSET QUALITY
Total assets	$1,676,409	$1,405,961	$270,448	19.2%
Gross loans	1,307,737	1,150,044	157,693	13.7
Classified Assets	37,369	50,298	(12,929)	(25.7)
Allowance for loan losses	10,739	10,515	224	2.1

Past due loans - 31 to 89 days	6,499	9,227	(2,728)	(29.6)
Past due loans >=90 days	9,666	2,483	7,183	289.3
Total past due (delinquency) loans	16,165	11,710	4,455	38.0

Non-accrual loans (a)	16,350	4,693	11,657	248.4
Accruing troubled debt restructures (TDRs) (b)	9,839	10,021	(182)	(1.8)
Other real estate owned (OREO)	8,207	9,341	(1,134)	(12.1)
Non-accrual loans, OREO and TDRs	$34,396	$24,055	$10,341	43.0
ASSET QUALITY RATIOS
Classified assets to total assets	2.23%	3.58%
Classified assets to risk-based capital	20.12	32.10
Allowance for loan losses to total loans	0.82	0.91
Allowance for loan losses to non-accrual loans	65.68	224.06
Past due loans - 31 to 89 days to total loans	0.50	0.80
Past due loans >=90 days to total loans	0.74	0.22
Total past due (delinquency) to total loans	1.24	1.02
Non-accrual loans to total loans	1.25	0.41
Non-accrual loans and TDRs to total loans	2.00	1.28
Non-accrual loans and OREO to total assets	1.46	1.00
Non-accrual loans, OREO and TDRs to total assets	2.05	1.71

(a) Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b) At September 30, 2018 and December 31, 2017, the Bank had total TDRs of $9.8 million and $10.8 million, respectively, with $0 and $769,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to pursue its approach of maximizing contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.

Classified assets decreased $12.9 million from $50.3 million at December 31, 2017 to $37.4 million at September 30, 2018. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, 2016, 2015 and 2014, respectively:

Classified Assets and Special Mention Assets
(dollars in thousands)	As of 09/30/2018	As of 06/30/2018	As of 03/31/2018	As of 12/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014
Classified loans
Substandard	$28,640	$34,559	$34,772	$40,306	$30,463	$31,943	$46,735
Doubtful	-	103	-	-	137	861	-
Loss	-	-	-	-	-	-	-
Total classified loans	28,640	34,662	34,772	40,306	30,600	32,804	46,735
Special mention loans	-	854	2,033	96	-	1,642	5,460
Total classified and special mention loans	$28,640	$35,516	$36,805	$40,402	$30,600	$34,446	$52,195

Classified loans	28,640	34,662	34,772	40,306	30,600	32,804	46,735
Classified securities	522	569	612	651	883	1,093	1,404
Other real estate owned	8,207	8,305	9,352	9,341	7,763	9,449	5,883
Total classified assets	$37,369	$43,536	$44,736	$50,298	$39,246	$43,346	$54,022

Total classified assets as a percentage of total assets	2.23%	2.74%	2.84%	3.58%	2.94%	3.79%	4.99%
Total classified assets as a percentage of Risk Based Capital	20.12%	23.88%	24.81%	32.10%	26.13%	30.19%	39.30%

Non-accrual loans and OREO to total assets increased from 1.00% at December 31, 2017 to 1.46% at September 30, 2018. Non-accrual loans, OREO and TDRs to total assets increased from 1.71% at December 31, 2017 to 2.05% at September 30, 2018. The increase in non-accruals during 2018, was primarily the result of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018.

Non-accrual loans increased $11.7 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $16.4 million or 1.25% of total loans at September 30, 2018. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At September 30, 2018, non-accrual loans of $16.4 million included 37 loans, of which $13.4 million, or 82% represented 12 loans and three customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the nine months ended September 30, 2018, non-accrual loans increased $11.7 million primarily as a result of one well-secured classified relationship of $10.3 million that was placed on non-accrual during the second quarter of 2018. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Before the foreclosure, the loans in this relationship were troubled debt restructures (“TDRs”). Additionally, during the third quarter of 2017, non-accrual loans decreased $607,000 due to the foreclosure of a commercial office building.

Non-accrual loans included no TDRs at September 30, 2018 and one TDR totaling $769,000 at December 31, 2017. This loan was classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $4.5 million from $11.7 million, or 1.02% of loans, at December 31, 2017 to $16.2 million, or 1.24% of loans, at September 30, 2018.

TDRs decreased $951,000 due to principal paydowns and payoffs for the nine months ended September 30, 2018. There were no TDRs added during the nine months ended September 30, 2018. The Company had specific reserves of $174,000 on one TDRs totaling $1.6 million at September 30, 2018. The Company had specific reserves of $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing, decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

The following is a breakdown by loan classification of the Company’s TDRs at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$8,345	8	$9,273	9
Residential first mortgages	512	2	527	2
Residential rentals	218	1	221	1
Construction and land development	729	2	729	2
Commercial loans	3	1	4	1
Commercial equipment	32	1	36	1
Total TDRs	$9,839	15	$10,790	16
Less: TDRs included in non-accrual loans	-	-	(769)	(1)
Total accrual TDR loans	$9,839	15	$10,021	15

The Company recorded a $40,000 and $940,000 provision for loan loss expense for the three and nine months ended September 30, 2018 compared to loan loss provisions of $224,000 and $980,000 for the three and nine months ended September 30, 2017. Net charge-offs of $26,000 and $716,000 were recognized for the three and nine months ended September 30, 2018. Net charge-offs of $223,000 and $405,000 for the same periods in 2017. Allowance for loan loss levels decreased to 0.82% of total loans at September 30, 2018 compared to 0.91% at December 31, 2017 due to the addition of County First loans for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth and improvement in classified assets, were offset by increases in other qualitative factors, such as increased commercial real estate concentrations. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and nine months ended September 30, 2018 and 2017 and year ended December 31, 2017:

	Three Months Ended		Nine Months Ended		Year Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017
Beginning of period	$10,725	$10,434	$10,515	$9,860	$9,860

Charge-offs	(219)	(253)	(963)	(469)	(482)
Recoveries	193	30	247	64	127
Net charge-offs	(26)	(223)	(716)	(405)	(355)

Provision for loan losses	40	224	940	980	1,010
End of period	$10,739	$10,435	$10,739	$10,435	$10,515

Net charge-offs to average loans (annualized)	-0.01%	-0.08%	-0.07%	-0.05%	-0.03%

Breakdown of general and specific allowance as a percentage of gross loans			September 30, 2018	September 30, 2017	December 31, 2017
General allowance			$9,729	$9,617	$9,491
Specific allowance			1,010	818	1,024
			$10,739	$10,435	$10,515
General allowance			0.74%	0.84%	0.82%
Specific allowance			0.08%	0.07%	0.09%
Allowance to gross loans			0.82%	0.91%	0.91%

Allowance to non-acquired gross loans			0.90%	0.91%	0.91%

Total acquired loans			110,653	-	-
Non-acquired loans**			1,197,084	1,145,406	1,150,044
Gross loans			1,307,737	1,145,406	1,150,044

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The OREO balance decreased $1.1 from $9.3 million at December 31, 2017 to $8.2 million at September 30, 2018. During the nine months ended September 30, 2018 and 2017, OREO additions were $282,000 and $3.6 million, respectively. During the nine months ended September 30, 2018, additions of $282,000 were for $139,000 of capitalized costs to improve a development project and $143,000 for commercial real estate. During the nine months ended September 30, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. During the nine months ended September 30, 2018 and 2017, there were OREO disposals of $991,000 and $1.1 million, respectively. The Company recognized net losses of $8,000 on disposals of multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000 for the nine months ended September 30, 2018. The Company recognized net gains of $36,000 on disposals of $1.1 million of four residential properties and multiple residential lots for the nine months ended September 30, 2017. The Bank provided $200,000 in financing for one residential property and the three residential lots which were transferred from OREO to loans during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”. Additions to the valuation allowances of $425,000 and $576,000 were taken to adjust properties to current appraised values for the nine months ended September 30, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs

At September 30, 2018, greater than 99%, or $204.7 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $162.3 million, at December 31, 2017. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. Classified securities decreased $129,000 from $651,000 at December 31, 2017 to $522,000 at September 30, 2018.

Gross unrealized losses on HTM and AFS securities increased from $3.1 million at December 31, 2017 to $7.2 million at September 30, 2018 (see Note 10 in Consolidated Financial Statements). Gross unrealized losses at September 30, 2018 and December 31, 2017 for AFS securities were $3.6 million and $1.7 million, respectively, of amortized cost of $111.6 million and $69.8 million, respectively. Gross unrealized losses at September 30, 2018 and December 31, 2017 for HTM securities were $3.6 million and $1.4 million, respectively, of amortized cost of $97.2 million and $99.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 97% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. The Company believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest-bearing deposits	$217,151	$159,844	$57,307	35.9%
Interest-bearing deposits	1,235,220	946,393	288,827	30.5%
Total deposits	1,452,371	1,106,237	346,134	31.3%
Short-term borrowings	5,000	87,500	(82,500)	(94.3)%
Long-term debt	20,451	55,498	(35,047)	(63.2)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	13,439	11,769	1,670	14.2%
Total Liabilities	$1,526,261	$1,296,004	$230,257	17.8%

Deposits and Borrowings

Total deposits increased $346.1 million, or 31.3%, to $1,452.4 million at September 30, 2018, compared to $1,106.2 million at December 31, 2017.

During the same period, noninterest bearing demand deposits increased $57.3 million, or 35.9%, to $217.2 million (15.0% of total deposits). Transaction deposit accounts increased $355.9 million from $654.6 million (59% of deposits) at December 31, 2017 to $1,010.5 million (70% of deposits) at September 30, 2018. Reciprocal deposits are used to maximize FDIC insurance available to our customers. Reciprocal deposits increased $135.2 million or 145.5% to $228.1 million at September 30, 2018 compared to $92.9 million at December 31, 2017.

At September 30, 2018 total deposits consisted of $1,394.2 million in retail deposits and $58.2 million in brokered deposits. Retail deposits have increased $407.0 million from $987.2 million at December 31, 2017 to $1,394.2 million at September 30, 2018. During the first quarter of 2018, the Bank increased retail deposits $188.7 million, primarily as a result of the County First acquisition. During the second and third quarters of 2018 organic transaction deposit growth was $218.3 million. The success in retail deposit growth and the increased liquidity the Bank has experienced in the second and third quarters was largely due to the acquisition of municipal relationships. Municipal accounts include treasury and cash management services with blended funding as well as other services and products such as payroll, lock box services, positive pay, automated clearing house transactions, etc. The diversity of products and services safeguard the stability of the relationships. Substantially all of the municipal relationships’ balances are maintained in reciprocal deposits. To ensure available liquidity the Company has enhanced procedures to track and manage municipal deposit concentrations and seasonal balance fluctuations. During 2018, the increase in reciprocal deposits have come at a lower funding costs than wholesale funding and in-market time deposits. Reciprocal deposits are more exposed to interest rate sensitivity in rising rate environments than other retail funding sources and the Company will manage the mix of total reciprocal deposit balances to mitigate interest rate risk exposures.

At September 30, 2018 the Company has on-balance sheet liquidity of $179.6 million, which consists of cash and cash equivalents and available for sale (“AFS”) securities. The Company generally does not pledge AFS securities. The Company has $232.3 million in FHLB available lines at September 30, 2018, which does not include any pledged AFS securities. In addition, there was $50.1 million in unpledged held-to-maturity securities available for pledging.

The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Brokered deposits have decreased $60.9 million or 51.2% to $58.1 million at September 30, 2018 compared to $119.0 million at December 31, 2017. Federal Home Loan Bank (“FHLB”) long-term debt and short-term borrowings (“advances”) decreased $117.5 million, or 82.2%, to $25.5 million at September 30, 2018 compared to $143.0 million at December 31, 2017. Wholesale funding, which includes brokered deposits and FHLB advances, decreased $178.4 million from $261.9 million (18.7% of assets) at December 31, 2017 to $83.6 million (5.0% of assets) at September 30, 2018. Cash and the sale of securities from the County First acquisition during the first quarter and the retail deposit growth in the second and third quarters were used to pay down debt and brokered deposits.

Details of the Company’s deposit portfolio at September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017 are presented below:

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand	$217,151	14.95%	$214,249	16.18%	$229,612	17.86%	$159,844	14.45%
Interest-bearing:
Demand	448,299	30.87%	307,986	23.26%	217,039	16.88%	215,447	19.48%
Money market deposits	274,039	18.87%	281,975	21.30%	284,449	22.12%	226,351	20.46%
Savings	71,003	4.89%	73,142	5.52%	76,360	5.94%	52,990	4.79%
Certificates of deposit	441,879	30.42%	446,516	33.73%	478,476	37.21%	451,605	40.82%
Total interest-bearing	1,235,220	85.05%	1,109,619	83.82%	1,056,324	82.14%	946,393	85.55%

Total Deposits	$1,452,371	100.00%	$1,323,868	100.00%	$1,285,936	100.00%	$1,106,237	100.00%

Transaction accounts	$1,010,492	69.58%	$877,352	66.27%	$807,460	62.79%	$654,632	59.18%

Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio has decreased from 103.1% at December 31, 2017 to 89.4% at September 30, 2018. The Company expects some seasonality in deposits that will likely increase the loan to deposit ratio into the low to mid 90s in the fourth quarter of 2018. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and pay down wholesale funding.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At September 30, 2018 and December 31, 2017, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

Total stockholders’ equity increased $40.1 million, or 36.6%, to $150.1 million at September 30, 2018 compared to $110.0 million at December 31, 2017. This increase primarily resulted from the issuance of 918,526 shares of common stock, valued at $35.6 million (based on the $38.78 per share closing price), as the stock component of the merger consideration paid in the County First acquisition. In addition, stockholders’ equity increased due to net income of $7.4 million and net stock related activities related to stock-based compensation and ESOP activity of $297,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $1.6 million, an increase in accumulated other comprehensive losses of $1.5 million and repurchases of common stock of $67,000.

Common stockholders' equity of $150.1 million and $110.0 million at September 30, 2018 and December 31, 2017 resulted in a book values per common share of $26.93 and $23.65, respectively. Tangible book value at September 30, 2018 was $24.47. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets. The Company’s ratio of tangible common equity to tangible assets increased to 8.21% at September 30, 2018 from 7.82% at December 31, 2017. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.30% at September 30, 2018 compared to 9.51% at December 31, 2017. The Company remains well capitalized at September 30, 2018 with a Tier 1 capital to average assets (leverage ratio) of 9.51% at September 30, 2018 compared to 8.79% at December 31, 2017.

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change

Common Stock at par of $0.01	$56	$46	$10	21.7%
Additional paid in capital	84,246	48,209	36,037	74.8%
Retained earnings	69,295	63,648	5,647	8.9%
Accumulated other comprehensive loss	(2,633)	(1,191)	(1,442)	121.1%
Unearned ESOP shares	(816)	(755)	(61)	8.1%
Total Stockholders' Equity	$150,148	$109,957	$40,191	36.6%

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At September 30, 2018, we continue to remain in a well-capitalized position. Shareholders’ equity at September 30, 2018 was $150.1 million, compared to $110.0 million at December 31, 2017. The increase in capital during the first nine months of 2018 was principally due to a $35.6 million issuance of stock for the County First acquisition.

During the nine months ended September 30, 2018 and 2017, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2018, and December 31, 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 of the Consolidated Financial Statements.

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

At September 30, 2018 and December 31, 2017, the Bank had $35.5 million and $65.6 million, respectively, in loan commitments outstanding. In addition, at September 30, 2018 and December 31, 2017, the Bank had $23.0 million and $17.9 million, respectively, in letters of credit and approximately $225.1 million and $162.2 million, respectively, available under lines of credit. Certificates of deposit due within one year of September 30, 2018 and December 31, 2017 totaled $256.4 million or 58.03% and $312.4 million, or 69.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Cash and cash equivalents as of September 30, 2018 totaled $71.6 million, an increase of $56.2 million from the December 31, 2017 total of $15.4 million. Ending cash balances increased primarily due to proceeds from the sale of investment securities, the increase in net deposits and cash from the County First acquisition. These increases were partially offset by decreases in net total debt outstanding and excess of loans originations over principal collected. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the nine months ended September 30, 2018, all financing activities provided $27.6 million in cash compared to $59.6 million in cash provided for the same period in 2017. The Company used $32.0 million of additional cash from financing activities in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to net decreases of $117.5 million in long-term debt and short-term borrowings and an increase in dividends paid of $270,000, offset by increases in net deposits of $87.7 million and $762,000 less cash used for ESOP shares. During the first quarter of 2018, the Company used cash and the sale of securities acquired in the County First acquisition to pay down wholesale brokered deposits and FHLB debt, which represents the reduction in both deposits and debt. Acquired deposits of approximately $200 million are not included on the cash flow statement.

During the nine months ended September 30, 2018, all investing activities provided $15.5 million in cash compared to $63.1 million in cash used for the same period in 2017. The increase in cash provided of $78.6 million was primarily the result of net increases in cash provided from $32.5 million of cash from the County First acquisition, $1.4 million from sale of assets, $1.9 million less cash used for securities transactions, $42.9 million less cash used for loan activities, and $124,000 less cash used for purchases of premises and equipment. The Company received $34.9 million from the sale of securities from the County First acquisition in the first nine months of 2018 compared to $7.3 million from sales in the comparable prior year period. Cash provided increased as principal received on loans for the nine months ended September 30, 2018 increased over the prior year comparable period. Principal collected on loans increased $33.9 million from $187.5 million from the nine months ended September 30, 2017 to $221.4 million for the nine months ended September 30, 2018. Cash used decreased for the funding of loans originated, which decreased $9.0 million from $247.7 million for the nine months ended September 30, 2017 to $238.7 million for the nine months ended September 30, 2018.

Operating activities provided cash of $13.1 million, or $3.7 million more cash, for the nine months ended September 30, 2018 compared to $9.4 million of cash provided for the same period of 2017.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over a twelve-month and twenty-four month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200	bp	+ 100	bp	- 100	bp
Policy Limit	(15.00)%		(10.00)%		(10.00)%

September 30, 2018	0.05%		0.40%		(0.40)%
June 30, 2018	(2.77)%		(1.22)%		0.40%
March 31, 2018	0.72%		0.47%		(0.05)%
December 31, 2017	(1.28)%		(0.54)%		(1.30)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200	bp	+ 100	bp	- 100	bp
Policy Limit	(20.00)%		(10.00)%		(10.00)%

September 30, 2018	5.46%		5.83%		9.77%
June 30, 2018	(1.00)%		0.19%		18.14%
March 31, 2018	(6.54)%		(3.08)%		7.92%
December 31, 2017	(13.15)%		(6.01)%		18.35%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of September 30, 2018, 186,757 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended September 30, 2018.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-31, 2018	-	$-	-	186,757
August 1-31, 2018	-	-	-	186,757
September 1-30, 2018	-	-	-	186,757
Total	-	$-	-	186,757

Item 3 - Defaults Upon Senior Securities - None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information – None

Item 6 – Exhibits

Exhibit 31 - Rule 13a-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

Exhibit 101.0 - The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 9, 2018	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer

