Form 10-K
period 2018-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2019-03-07
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $166.80 million based on the closing price $35.36 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.

Number of shares of common stock outstanding as of March 1, 2019: 5,581,521

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

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

The Bank maintains its main office and operations center in Waldorf, Maryland, in addition to its branch offices in Lexington Park, Leonardtown, La Plata (two branches), Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland; and downtown Fredericksburg, Virginia. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland and in Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch. We also serve our customers through our website: www.cbtc.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. In addition, our filings with the SEC (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our website. The website also provides information regarding our Board of Directors and management team, as well as certain Board Committee charters and our corporate governance policies. The content of our website shall not be deemed to be incorporated by reference into this Annual Report.

On January 1, 2018, the Company completed its acquisition of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. As of January 1, 2018, the Company acquired fair valued total assets of $227.71 million, total loans of $140.8 million and total deposits of $199.2 million. The acquisition represented 16.2% of the Company’s December 31, 2017 total assets of $1.4 billion. County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open. In May 2018, the remaining four branches were closed and consolidated with legacy Community Bank of the Chesapeake branch offices. The three bank locations that were held for sale were sold in the first six months of 2018. The remaining closed branch lease expired in December 2018.

As of December 31, 2018, the Bank operated 15 automated teller machines which includes three stand-alone locations. The Bank offers telephone and internet banking services. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate loan portfolio consists of commercial mortgage loans, residential first and second mortgage loans and home equity lines of credit. Commercial lending consists of both secured and unsecured loans. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary federal regulator.

1 Total acquired assets do not include goodwill of $10.8 million.

Market Area

The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland and the greater Fredericksburg area in Virginia. As a result of the Bank’s expansion into the greater Fredericksburg market in 2013, Stafford County has become part of the Bank’s principal lending and deposit market area. The Annapolis LPO opening in October 2014 provided additional market expansion opportunities in 2015. Our market area is one of the fastest growing regions in the country and is home to a mix of federal facilities, industrial and high-tech businesses. The Bank’s primary market areas boast a strong median household income, low unemployment and projected population growth better than national averages.

The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important contributor to the region’s overall economic health.

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

Competition

The Bank faces strong competition in the attraction of deposits and in the origination of loans. Its most direct competition for deposits and loans comes from other banks and federal and state credit unions located in its primary market area. There are more than 25 FDIC-insured depository institutions as well as several large credit unions operating in the Bank’s footprint including several large regional and national bank holding companies. The Bank also faces additional significant competition for customers’ funds from mutual funds, brokerage firms, online Banks, and other financial service companies. The Bank competes for loans by providing competitive rates and flexibility of terms and service, including customer access to senior decision makers. It competes for deposits by offering depositors a wide variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff to provide high-quality service.

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

Commercial Real Estate (CRE) and Other Non-Residential Real Estate Loans

The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. Commercial real estate loans amounted to $878.0 million or 65.2% of the loan portfolio and $727.3 million or 63.3% of the loan portfolio, respectively at December 31, 2018 and 2017. This portfolio has increased in both absolute size and as a percentage of the loan portfolio in each of the last seven years. The CRE portfolio includes commercial construction balances. At December 31, 2018 and 2017, commercial construction balances were $51.5 million or 5.9% and $44.8 million or 6.2%, respectively, of the CRE portfolio.

The primary securities on a commercial real estate loan are the real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index. Almost all the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area. At December 31, 2018 and 2017, the largest outstanding commercial real estate loans were $21.5 million and $21.8 million, respectively, which were secured by commercial real estate and performing according to their terms.

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

The Company stopped originating owner-occupied residential first mortgages in April 2015 and established third-party sources to fund its residential whole loan portfolio. It has been the Bank’s practice to buy residential first mortgages from only other financial institutions. The third-party sources allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase individual residential first mortgage loans as well as the right to service the loans acquired.

Total fixed-rate loans in our residential first mortgage portfolio amounted to $102.5 million and $113.4 million, respectively, as of December 31, 2018 and 2017. Fixed-rate loans may be packaged and sold to investors or retained in the Bank’s loan portfolio. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2018, and 2017, the Bank serviced $38.1 million and $43.7 million, respectively, in residential mortgage loans for others.

Adjustable mortgages are generally adjustable on one-, three- and five-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. As of December 31, 2018, and 2017, the Bank had $54.2 million and $56.9 million, respectively, in adjustable-rate residential mortgage loans.

At December 31, 2018 and 2017, the largest outstanding residential first mortgage loans were $2.1 million and $2.1 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.

Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2018 and 2017.

All improved real estate that serves as security for a loan made by the Bank must be insured, in the amount and by such companies as may be approved by the Bank, against fire, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness in full.

Longer-term fixed-rate and adjustable-rate residential mortgage loans are subject to greater interest-rate risk due to term and annual and lifetime limitations on interest rate adjustments. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. These loans are non-owner occupied and secured by income-producing 1-4 family units and apartments. The Bank originates both fixed-rate and adjustable-rate residential rental first mortgages. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have initial contractual loan payments period ranging from three to 20 years. The primary securities on a residential rental loan are the property and the leases that produce income.

Total fixed-rate loans in our residential rental mortgage portfolio amounted to $26.9 million and $16.8 million, respectively, as of December 31, 2018 and 2017. As of December 31, 2018, and 2017, the Bank had $97.4 million and $93.4 million, respectively, in adjustable-rate residential rental mortgage loans. As of December 31, 2018, and 2017, $96.6 million and $85.0 million, respectively, were 1-4 family units and $27.7 million and $25.2 million, respectively, were apartment buildings.

At December 31, 2018 and 2017, the largest outstanding residential rental mortgage loan was $10.0 million and $10.2 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2018 and 2017.

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

Construction and Land Development Loans

The Bank offers loans to home builders for the construction of one- to four-family dwellings. Construction loans totaled $11.8 million and $8.8 million, respectively, at December 31, 2018 and 2017. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to 80% of the lower of appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Land acquisition and development loans totaled $17.9 million and $19.1 million, respectively, at December 31, 2018 and 2017. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank typically lends up to the lower of 75% of the appraised value or cost. At December 31, 2018 and 2017, the largest outstanding construction and land development loans were $2.5 million and $3.5 million, respectively, which were secured by land in the Bank’s market area.

The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing in the Bank’s market area. The Bank’s investment in these loans has declined in recent years. Construction and land development loans as a percentage of the Bank’s portfolio have been decreasing since the 2008 financial crisis. As of December 31, 2018, and 2017 residential construction and development loans as a percentage of the total loans were 2.2% and 2.4%, respectively. If the demand for new houses being built from smaller builders in the Bank’s market areas continues to decline, this portion of the loan portfolio may continue to decline. In addition, a decline in demand for new housing might adversely affect the ability of borrowers to repay these loans.

Construction and land development loans are inherently riskier than providing financing on owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as estimates to complete the project. In addition, the volatility of the real estate market makes it increasingly difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of completed value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value that is insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, the Bank may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. Home equity loans, which totaled $34.6 million and $20.0 million, respectively at December 31, 2018 and 2017, are generally made in the form of lines of credit and have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. The $14.6 million increase at December 31, 2018 compared to the prior year end was primarily due to the acquisition of County First Bank in January 2018.

Second mortgage loans, which totaled $920,000 and $1.4 million, respectively at December 31, 2018 and 2017, are fixed or variable-rate loans that have original terms between five and 15 years. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage must be paid off prior to collection of the second mortgage. This risk is heightened as the market value of residential property has not fully returned to pre-financial crisis levels and interest rates began to increase in 2017.

Commercial Loans

The Bank offers commercial loans to its business customers. The Bank offers a variety of commercial loan products including term loans and lines of credit. The portfolio consists primarily of demand loans and lines of credit. Such loans can be made for terms of up to five years. However, most of the loans are originated for a term of two years or less. The Bank offers both fixed-rate and adjustable-rate loans (typically tied to the then current Wall Street Journal prime rate plus a margin with a floor) under these product lines. Commercial loans remain an important class of the Bank’s loan portfolio. At $71.7 million and 5.3% of total loans and $56.4 million and 4.9% of total loans at December 31, 2018 and 2017, respectively, the commercial loan portfolio increased $15.3 million compared to the prior year end balance.

When making commercial business loans, the Bank considers the borrower’s financial condition, global cash flows, ability to service the debt, payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. The higher interest rates and shorter loan terms available on commercial lending make these products attractive to the Bank.

Commercial business loans entail greater risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely. The Bank controls these risks by establishing guidelines that provide for loans with low loan-to-value ratios. At December 31, 2018 and 2017, the largest outstanding commercial loans were $4.2 million and $4.4 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2018 and 2017.

Consumer Loans

The Bank has consumer loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans totaled $751,000 and $573,000, respectively, at December 31, 2018 and 2017. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

Commercial Equipment Loans

The Bank also maintains an amortizing commercial portfolio consisting primarily of commercial equipment loans. Commercial equipment loans totaled $50.2 million and $35.9 million, or 3.7% and 3.1% of the total loan portfolio, respectively, at December 31, 2018 and 2017. These loans consist primarily of fixed-rate, short-term loans collateralized by customers’ equipment including trucks, cars, construction and other more specialized equipment. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. The higher interest rates and shorter repayment terms available on commercial equipment lending make these products attractive to the Bank. These loans entail greater risk than loans such as residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral must be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic. The Bank assesses the amount of collateral required for a loan based upon the borrowers’ credit worthiness.

Loan Portfolio Analysis

Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$878,016	65.18%	$727,314	63.25%	$667,105	61.25%	$538,888	58.64%	$485,601	55.68%
Residential first mtgs.	156,709	11.63%	170,374	14.81%	171,004	15.70%	131,401	14.30%	146,539	16.80%
Residential rentals (1)	124,298	9.23%	110,228	9.58%	101,897	9.36%	93,157	10.14%	81,777	9.38%
Construction and land dev.	29,705	2.21%	27,871	2.42%	36,934	3.39%	36,189	3.94%	36,370	4.17%
Home equity and second mtgs.	35,561	2.64%	21,351	1.86%	21,399	1.97%	21,716	2.36%	21,452	2.46%
Commercial loans	71,680	5.32%	56,417	4.91%	50,484	4.64%	67,246	7.32%	73,625	8.44%
Consumer loans	751	0.06%	573	0.05%	422	0.04%	366	0.04%	613	0.07%
Commercial equipment	50,202	3.73%	35,916	3.12%	39,737	3.65%	29,931	3.26%	26,152	3.00%
Total Loans	1,346,922	100.00%	1,150,044	100.00%	1,088,982	100.00%	918,894	100.00%	872,129	100.00%
Deferred loan fees and premiums	(1,183)		(1,086)		(397)		1,154		1,239
Allowance for loan losses	10,976		10,515		9,860		8,540		8,481
Loans receivable, net	$1,337,129		$1,140,615		$1,079,519		$909,200		$862,409

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

	For the Years Ended December 31,
	2018		2017		2016		2015		2014

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
dollars in thousands	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Commercial real estate	$833,355	4.61%	$699,349	4.42%	$602,648	4.50%	$518,329	4.64%	$460,014	4.84%
Residential first mtgs.	162,505	3.69%	176,186	3.77%	151,366	3.99%	134,728	4.35%	148,367	4.43%
Residential rentals (1)	126,491	4.91%	106,000	4.62%	96,611	4.69%	88,251	4.63%	75,104	4.65%
Construction and land dev.	28,489	5.56%	33,798	4.96%	36,938	4.58%	37,665	4.99%	29,921	4.68%
Home equity and second mtgs.	37,862	5.26%	21,515	4.38%	21,781	4.08%	21,332	4.09%	21,426	4.21%
Commercial (2)	103,537	5.30%	86,871	5.21%	87,705	5.27%	81,957	5.61%	92,199	5.21%
Consumer loans	798	6.77%	477	7.76%	397	8.56%	465	8.82%	701	7.99%
Allowance for loan losses	(10,745)	n/a	(10,374)	n/a	(9,157)	n/a	(8,541)	n/a	(8,351)	n/a
Net Average Loans	$1,282,292	4.66%	$1,113,822	4.45%	$988,289	4.55%	$874,186	4.73%	$819,381	4.82%

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

Loan Originations, Purchases and Sales

The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to guidelines established by the Bank. Loan requirements such as income verification, collateral appraisal, and credit reports vary by loan type. Additionally, residential mortgages are purchased from third-party providers after reviewing loan documents, underwriting support, and completing other procedures, as necessary. During the years ended December 31, 2018 and 2017, the Bank purchased residential first mortgages of $11.0 million and $25.5 million, respectively.

Loan processing functions are generally centralized except for small consumer loans. Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties such as FHLMC. The Company sold no residential mortgage loans for the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2017, the Company sold the guaranteed portion of a U.S. Small Business Administration (“SBA”) loan for proceeds of $2.8 million and recognized a gain of $294,000.

To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank’s sold participated loans with other lenders at December 31, 2018 and 2017 were $24.6 million and $9.6 million, respectively. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure and to ensure that all participants remain below internal and regulatory limits. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary.

The Bank participates in commercial, commercial real estate and commercial construction loans. The Bank’s purchased participation loans from other lenders at December 31, 2018 and 2017 were $11.9 million and $6.3 million, respectively. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.

Loan Approvals, Procedures and Authority

Loan approval authority is established by Board policy. The Officer’s Loan Committee (OLC) consists of the following members of the Bank’s executive management; the Chief Executive Officer (“CEO”), President and Chief Risk Officer (“CRO”), Chief Operating Officer (“COO”) and the Chief Lending Officer (“CLO”). In addition, the OLC includes the Senior Credit Officer (“SCO”) and Senior Loan Officers (“SLO’s”). The OLC must have three (3) members of Executive Management approve all loans presented above individual loan authorities granted to the SCO and the SLOs. The SCO and SLOs have individual loan authority up to $1.0 million and $750,000, respectively. Loan approval authorities vary by individual. The individual lending authority of the other lenders is set by management and is based on their individual abilities.

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

Loans to One Borrower

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $19.1 million and $14.4 million, respectively, to any one borrower at December 31, 2018 and 2017. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $29.4 million and $22.4 million, respectively, to any one borrower at December 31, 2018 and 2017. At December 31, 2018 and 2017, the largest amount outstanding to any one borrower and borrower’s related interests was $25.7 million and $21.8 million, respectively.

Loan Commitments

The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. The Bank’s outstanding commitments to originate loans at December 31, 2018 and 2017 were approximately $56.8 million and $63.5 million, respectively, excluding undisbursed portions of loans in process. It has been the Bank’s experience that few commitments expire unfunded.

Maturity of Loan Portfolio

See Note 7 of the Consolidated Financial Statements for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2018. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

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

(dollars in thousands)	December 31 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Classified assets
Substandard	$40,819	$50,298	$39,109	$42,485	$54,022
Doubtful	-	-	137	861	-
Loss	-	-	-	-	-
Total classified assets	40,819	50,298	39,246	43,346	54,022
Special mention assets	-	96	-	1,642	5,460
	$40,819	$50,394	$39,246	$44,988	$59,482

Delinquencies

The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted, and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2018 and 2017, respectively, refer to Note 7 in the Consolidated Financial Statements.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates substandard classified loans on an individualized basis to determine whether a loan is impaired. Classified doubtful and loss loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (“TDRs”) are generally considered impaired (See Notes 1 and 7 of the Consolidated Financial Statements).

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

If a specific loan is deemed to be impaired, it is evaluated for impairment. Impairment is measured on a loan-by-loan basis for commercial and construction loans using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that have an impairment, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan.

TDRs are loans that have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the debt is refinanced and considered unimpaired. All TDRs are considered impaired and are evaluated for impairment on a loan-by-loan basis. The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

Specific loan loss reserves of $1.2 million and $1.0 million, respectively, related to impaired loans at December 31, 2018 and 2017. The following table sets forth information with respect to the Bank’s impaired loans at the dates indicated. The table includes a breakdown between impaired loans with and without an allowance:

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Recorded investment with no allowance	$32,813	$39,028	$26,436	$35,171	$45,587
Recorded investment with allowance	4,067	4,226	8,924	4,066	4,122

Total impaired loans	$36,880	$43,254	$35,360	$39,237	$49,709

Specific allocations of allowance	$1,180	$1,024	$1,289	$1,608	$451

Interest income recognized	$1,693	$1,829	$1,309	$1,366	$1,841

For additional information regarding impaired loans by class at December 31, 2018 and 2017, respectively, refer to Note 7 in the Consolidated Financial Statements.

Management closely monitors the payment activity of all its loans. Management periodically reviews the adequacy of the allowance for loan losses based on an analysis of the size and composition of the loan portfolio; the Bank’s historical loss experience; trends in delinquency, non-performing, classified loans and charge-offs; as well as economic conditions and the regulatory environment. Loan losses are charged off against the allowance when individual loans are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines. However, the establishment of the level of the allowance for loan losses is highly subjective and dependent on incomplete information as to the ultimate disposition of loans. Accordingly, actual losses may vary from the amounts estimated. Additionally, our regulators as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase or decrease the allowance for loan losses, thereby affecting the Bank’s financial condition and earnings. For a more complete discussion of the allowance for loan losses, see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Notes 1 and 7 of the Consolidated Financial Statements.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)

Commercial real estate	$6,882	65.18%	$6,451	63.25%	$5,212	61.25%	$3,465	58.64%	$3,528	55.68%
Residential first mtgs.	755	11.63%	1,144	14.81%	1,406	15.70%	584	14.30%	1,047	16.80%
Residential rentals (2)	498	9.23%	512	9.58%	362	9.36%	538	10.14%	593	9.38%
Construction and land dev.	310	2.21%	462	2.42%	941	3.39%	1,103	3.94%	1,071	4.17%
Home equity and second mtgs.	133	2.64%	162	1.86%	138	1.97%	142	2.36%	173	2.46%
Commercial loans	1,482	5.32%	1,013	4.91%	794	4.64%	1,477	7.32%	1,677	8.44%
Consumer loans	6	0.06%	7	0.05%	3	0.04%	2	0.04%	3	0.07%
Commercial equipment	910	3.73%	764	3.12%	1,004	3.65%	1,229	3.26%	389	3.00%
Total allowance for loan losses	$10,976	100.00%	$10,515	100.00%	$9,860	100.00%	$8,540	100.00%	$8,481	100.00%

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

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Balance at beginning of period	$10,515	$9,860	$8,540	$8,481	$8,138
Charge-offs:
Commercial real estate	268	217	-	78	195
Residential first mtgs.	115	-	-	30	94
Residential rentals (1)	84	42	14	-	155
Construction and land dev.	-	26	526	-	992
Home equity and second mtgs.	7	14	-	100	59
Commercial loans	94	13	594	432	1,134
Consumer loans	2	2	1	-	3
Commercial equipment	647	168	34	818	10
Total Charge-offs	1,217	482	1,169	1,458	2,642
Recoveries:
Commercial real estate	10	63	58	17	11
Residential first mtgs.	-	-	-	1	186
Residential rentals (1)	-	-	-	-
Construction and land dev.	-	-	1	32	84
Home equity and second mtgs.	18	1	5	-	10
Commercial loans	189	1	18	11	5
Consumer loans	-	-	-	-	11
Commercial equipment	56	62	48	23	25
Total Recoveries	273	127	130	84	332
Net Charge-offs	944	355	1,039	1,374	2,310
Provision for Loan Losses	1,405	1,010	2,359	1,433	2,653
Balance at end of period	$10,976	$10,515	$9,860	$8,540	$8,481

Allowance for loan losses to total loans	0.81%	0.91%	0.91%	0.93%	0.97%
Net charge-offs to average loans	0.07%	0.03%	0.11%	0.16%	0.28%

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

Other Real Estate Owned (“OREO”)

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is recorded at its estimated fair value. Subsequently, OREO is carried at the lower of carrying value or fair value. Additional write-downs as well as carrying expenses of the foreclosed properties are charged to expenses in the current period. The Bank had foreclosed real estate with a carrying value of approximately $8.1 million and $9.3 million, respectively at December 31, 2018 and 2017. For a discussion of the accounting for foreclosed real estate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Other Real Estate Owned” and Notes 1 and 9 in the Consolidated Financial Statements.

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

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results or cash flows. Interest is recognized on non-accrual loans on a cash-basis if there is no impairment. For a discussion of the accounting for non-accrual loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and Notes 1 and 7 in the Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial real estate	$14,632	$1,987	$2,371	$2,875	$3,824
Residential first mtgs.	1,374	985	623	1,948	533
Residential rentals (3)	963	825	577	605	-
Construction and land dev.	-	-	3,048	3,555	3,634
Home equity and second mtgs.	147	257	61	48	399
Commercial loans	866	172	1,044	2,054	1,587
Consumer loans	-	-	-	-	-
Commercial equipment	1,300	467	650	348	286
Total non-accrual loans (1)	19,282	4,693	8,374	11,433	10,263

OREO	8,111	9,341	7,763	9,449	5,883

TDRs: (2)
Commercial real estate	5,612	9,273	9,587	9,839	10,438
Residential first mtgs.	66	527	545	881	906
Residential rentals (3)	216	221	227	2,058
Construction and land dev.	729	729	3,777	4,283	4,376
Home equity and second mtgs.	-	-	872	-	-
Commercial loans	53	4	-	1,384	2,262
Commercial equipment	29	36	113	123	154
Total TDRs	6,705	10,790	15,121	18,568	18,136
Total Accrual TDRs	6,676	10,021	10,448	13,133	13,249

Total non-accrual loans, OREO and Accrual TDRs	$34,069	$24,055	$26,585	$34,015	$29,395

Interest income due at stated rates, but not recognized on non-accruals	$537	$185	$1,103	$987	$845

Non-accrual loans to total loans	1.43%	0.41%	0.77%	1.24%	1.18%
Non-accrual loans and Accrual TDRs to total loans (2)	1.93%	1.28%	1.73%	2.67%	2.70%
Non-accrual loans, OREO and Accrual TDRs to total assets (2)	2.02%	1.71%	1.99%	2.98%	2.71%

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

(3) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at December 31, 2016, 2015 and 2014.

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

The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta and Federal Reserve Bank stock at the dates indicated. HTM securities and FHLB of Atlanta and Federal Reserve Bank stock are carried at amortized cost and AFS securities are carried at fair value. At December 31, 2018, 2017, 2016, 2015 and 2014, their estimated fair value was $222.2 million, $173.6 million, $168.3 million, $151.4 million, and $133.3 million, respectively. On April 18, 2016, the Bank terminated its membership in the Federal Reserve System and cancelled its stock in the Federal Reserve Bank of Richmond effective as of that date.

	At December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Asset-backed securities:
Freddie Mac, Fannie Mae and Ginnie Mae	$186,424	$135,142	$136,206	$138,267	$119,762
U.S. Agencies	22,383	21,177	16,889	-	-
Other	482	651	884	1,093	1,472
Total asset-backed securities	209,289	156,970	153,979	139,360	121,234
Corporate equity securities	209	121	121	121	121
Bond mutual funds	4,428	4,423	4,329	4,305	4,240
Callable GSE Agency Bonds	5,009	5,017	3,001	-	-
Certificates of Deposit Fixed	950	-	-	-	-
Treasury bills	999	1,000	850	750	850
Total investment securities	220,884	167,531	162,280	144,536	126,445
FHLB and FRB stock	3,821	7,276	7,235	6,931	6,434
Total investment securities and FHLB and FRB stock	$224,705	$174,807	$169,515	$151,467	$132,879

The maturities and weighted average yields for investment securities available for sale (“AFS”) and held to maturity (“HTM”) at December 31, 2018 and 2017 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years
December 31, 2018	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$19,719	2.73%	$59,732	2.77%	$33,788	2.84%	$9,285	2.96%
Total AFS investment securities	$19,719	2.73%	$59,732	2.77%	$33,788	2.84%	$9,285	2.96%

HTM Investment securities:
Asset-backed securities	$18,912	2.67%	$41,013	2.68%	$22,422	2.70%	$11,975	2.66%
Certificates of Deposit Fixed	950	1.69%	-	0.00%	-	0.00%	-	0.00%
U.S. government obligations	999	2.11%	-	0.00%	-	0.00%	-	0.00%
Total HTM investment securities	$20,861	2.60%	$41,013	2.68%	$22,422	2.70%	$11,975	2.66%

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years
December 31, 2017	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
AFS Investment securities:
Asset-backed securities	$9,852	2.47%	$28,832	2.46%	$20,358	2.50%	$6,369	2.59%
Mutual funds	4,397	1.97%	-	0.00%	-	0.00%	-	0.00%
Total AFS investment securities	$14,249	2.32%	$28,832	2.46%	$20,358	2.50%	$6,369	2.59%

HTM Investment securities:
Asset-backed securities	$18,722	2.57%	$41,433	2.59%	$25,309	2.63%	$12,782	2.64%
U.S. government obligations	1,000	1.10%	-	0.00%	-	0.00%	-	0.00%
Total HTM investment securities	$19,722	2.50%	$41,433	2.59%	$25,309	2.63%	$12,782	2.64%

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

Deposits and Other Sources of Funds

General

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from its market area. Total deposits were $1,429.6 million and $1,106.2 million, respectively, as of December 31, 2018 and 2017.

The Company uses brokered deposits and borrowings to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Brokered deposits at December 31, 2018 and December 31, 2017 were $53.1 million and $118.9 million, respectively. Federal Home Loan Bank (“FHLB”) long-term debt and short-term borrowings (“advances”) at December 31, 2018 and December 31, 2017 were $55.4 million and $143.0 million, respectively. Wholesale funding, which includes brokered deposits and FHLB advances, decreased $153.4 million from $261.9 million (18.7% of assets) at December 31, 2017 to $108.5 million (6.4% of assets) at December 31, 2018.

Reciprocal deposits are used to maximize FDIC insurance available to our customers. Reciprocal deposits at December 31, 2018 and 2017 were $234.9 million and $92.9 million, respectively. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of a bank’s liabilities or $5.0 billion.

Deposits

The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, FDIC insured reciprocal deposits, merchant card services, credit monitoring, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Cirrus, Allpoint and Star ATM networks.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2018		2017		2016		2015		2014
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Savings	$73,268	0.08%	$53,560	0.05%	$48,878	0.08%	$44,963	0.10%	$40,104	0.10%
Interest-bearing demand and money
market accounts	584,341	0.69%	419,817	0.35%	380,592	0.30%	322,717	0.28%	281,960	0.27%
Certificates of deposit	452,494	1.46%	443,181	1.00%	409,621	0.86%	378,179	0.85%	389,641	0.97%
Total interest-bearing deposits	1,110,103	0.96%	916,558	0.65%	839,091	0.56%	745,859	0.56%	711,705	0.64%
Noninterest-bearing demand deposits	217,897		154,225		142,116		120,527		100,783
	$1,328,000	0.80%	$1,070,783	0.56%	$981,207	0.48%	$866,386	0.48%	$812,488	0.56%

The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2018 and 2017.

	At December 31, 2018	At December 31, 2018
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$42,517	$17,739
Three through six months	39,258	20,948
Six through twelve months	116,076	37,619
Over twelve months	95,067	40,882
Total	$292,918	$117,188

	At December 31, 2017	At December 31, 2017
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
(dollars in thousands)
Three months or less	$88,714	$60,383
Three through six months	54,590	37,497
Six through twelve months	99,263	37,605
Over twelve months	78,392	31,989
Total	$320,959	$167,474

Note 11 includes the scheduled contractual maturities of total certificates of deposits of $447.0 million and $451.6 million, respectively at December 31, 2018 and 2017.

The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million. At December 31, 2017, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $22.6 million which represented 2.0% of total deposits of $1,106.2 million. For a discussion of deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1 and 11 in the Consolidated Financial Statements.

Borrowings

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. For a discussion of borrowing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liabilities” and Notes 1, 12, 17 and 18 in the Consolidated Financial Statements.

Subsidiary Activities

The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly-owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005. For more information regarding these entities, see Note 17 in the Consolidated Financial Statements. In April 1997, the Bank formed a wholly owned subsidiary, Community Mortgage Corporation of Tri-County, to offer mortgage banking, brokerage, and other services to the public. This corporation is currently inactive.

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

The Maryland Financial Institutions Code additionally prohibits any person from acquiring more than 10% of the outstanding shares of any class of securities of a bank or bank holding company or electing a majority of the directors or directing the management or policies of any such entity, without 60 days prior notice to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution.

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

In November 2018, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (OCC) issued a joint proposal that would simplify regulatory capital requirements for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act. The proposal would provide regulatory burden relief to qualifying community banking organizations by giving them an option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy. Under the proposal, a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A firm would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a community bank leverage ratio greater than 9 percent.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from three to 30 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Pursuant to the FDIC’s examination policies, the Bank is required to actively monitor large deposit relationships and concentration risks. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. The FDIC defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. Examiners are charged with considering the overall relationship between customers and the institution when assessing the volatility of large deposits, and key considerations include potential cash flow fluctuations, pledging requirements, affiliated relationships, and the narrow interest spreads that may be associated with large deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million. At December 31, 2017, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $22.6 million which represented 2.0% of total deposits of $1,106.2 million.

Reserve Requirements

Under federal regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations required that that reserves be maintained against aggregate transaction accounts as follows for 2018: a 3% reserve ratio was assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $123.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2019, will require a 3% ratio for up to $124.2 million and an exemption of $16.3 million. At December 31, 2018, the Bank met applicable reserve requirements.

Transactions with Affiliates

A state nonmember bank, such as the Bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2018, we had no transactions with affiliates.

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

The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of capital directive or a cease and desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

☐	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

☐	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

☐	Bank Secrecy Act of 1970, requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering;

☐	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

☐	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

☐	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

☐	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

☐	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

☐	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

☐

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

☐	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

☐	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

☐	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

☐	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

Management

Chief Officers

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Executive officers of the Bank also serve as executive officers of the Company.  The executive officers of the Company are as follows:

William J. Pasenelli, 60, is President and Chief Executive Officer of the Company. He also serves as the Bank’s Chief Executive Officer.  Mr. Pasenelli joined the Bank as Chief Financial Officer in 2000 and was named President of the Bank in 2010 and President of the Company in May 2012.  He relinquished the position of Chief Financial Officer of the Bank in March 2013 and President in July 2016. Before joining the Bank, Mr. Pasenelli had been Chief Financial Officer of Acacia Federal Savings Bank, Annandale, Virginia, since 1987.  Mr. Pasenelli has over 30 years of banking experience.  He serves on the Board of Directors of the Maryland Bankers Association and the Maryland Chamber of Commerce. Mr. Pasenelli is a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and other civic groups.  Mr. Pasenelli is a graduate of the National School of Banking and holds a Bachelor of Arts from Duke University.  He also attended the Harvard Business School Program on Negotiation.

Gregory C. Cockerham, 64, joined the Bank in 1988.  He serves as Executive Vice President and Chief Lending Officer of the Company and the Bank.  Before joining the Bank, he was Vice President of Maryland National Bank.  Mr. Cockerham has over 40 years of banking experience.  Mr. Cockerham serves as Emeritus and Past Chair of the Board of Directors for the College of Southern Maryland Foundation, Past Chair and Current Board member of Maryland Title Center.  He presently serves as the Potomac Baptist Association Finance Chair, is a Paul Harris Fellow, Foundation Chair and Past President of the Rotary Club of Charles County, President of the Rotary Foundation Board, Past Chair of the Charles County Board of Education CRD Program and serves on various civic boards.  Mr. Cockerham is a Maryland Bankers School graduate and holds a Bachelor of Science from West Virginia University.  He also attended the Harvard Business School Program on Negotiation.

James M. Burke, 50, joined the Bank in 2005.  He serves as the Bank’s President and Chief Risk Officer of the Company and the Bank. Before his appointment as President of the Bank in 2016, he served as Executive Vice President and Chief Risk Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank.  Mr. Burke has over 20 years of banking experience.  Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center, serves on the Board of Directors for the ARC of Southern Maryland, Trustee for St. Mary’s Ryken High School, Trustee for Historic Sotterley Plantation and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University.  He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation.

James F. Di Misa, 59, joined the Bank in 2005.  He serves as Executive Vice President, Chief Operating Officer of the Company and the Bank.  Before joining the Bank, Mr. Di Misa served as Executive Vice President of Mercantile Southern Maryland Bank.  Mr. Di Misa has over 30 years of banking experience.  Mr. Di Misa serves on the Board of Trustees of the College of Southern Maryland. He is former Chairman of the Board of Trustees for the Maryland Bankers School, a Paul Harris Fellow, Foundation Secretary, Past President of the Rotary Club of Charles County Chairman of Charles County Rotary Scholarships Program, Adjunct Instructor for the College of Southern Maryland, Governor Appointment to the Tri-County Work Force Investment Board (2008-2014), President and Founder of the La Plata Business Association (2002-2010) and of the Board of Trustees for the Maryland Bankers School (2002-2016). He is also a member of several other civic and professional groups. Mr. Di Misa is a Stonier Graduate School of Banking graduate and holds a Master of Business Administration from Mount St. Mary’s College and a Bachelor of Science from George Mason University.  He also attended the Harvard Business School Program on Negotiation.

Todd L. Capitani, 52, joined the Bank in 2009.  He serves as Executive Vice President, Chief Financial Officer of the Company and the Bank.  Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc.  Mr. Capitani has over 25 years of experience in corporate finance, controllership and external audit. Mr. Capitani is involved with several local charities, religious and community organizations.  Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. He serves on the Board of Directors for Annmarie Sculpture Garden & Arts Center. Mr. Capitani is a Certified Public Accountant and holds a Bachelor of Arts from the University of California at Santa Barbara.  He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

Christy M Lombardi, 42, joined the Bank in 1998.  She serves as Executive Vice President, Chief Administrative Officer of the Company and the Bank.  Ms. Lombardi is responsible for administrative and corporate governance matters for the Company, and oversees human resources, information technology and shareholder relations.  Ms. Lombardi has over 20 years of banking experience.  She serves on the Board of Directors of the College of Southern Maryland Foundation, on the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance and on the Southern Maryland Workforce Development Board.  Ms. Lombardi served on the Board of Directors of the Calvert County Chamber of Commerce from 2012-2018. She is a Maryland Bankers School graduate and holds a Masters in Management from University of Maryland University College as well as a Master’s in Business Administration.  Ms. Lombardi also attended the Harvard Business School Program.

James F. Di Misa will retire from the Company and the Bank effective March 31, 2019. The Board of Directors promoted Christy Lombardi to Executive Vice President and Chief Operating Officer of the Company and the Bank effective upon Mr. Di Misa’s retirement. In addition, the Company announced that Gregory C. Cockerham, Chief Lending Officer, will retire on December 31, 2019. In November 2018 the Company announced a leadership transition plan to address the executive retirements through the promotion of existing members of the Bank’s management team. Under this plan, Mr. Cockerham’s responsibilities will be transitioned to several members of management over time and fully assumed by January 1, 2020.

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

Credit Risks

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2018 and 2017, our loan portfolio included $878.0 million, or 65.2%, and $727.3 million, or 63.3%, respectively, of commercial real estate loans, $124.3 million, or 9.2%, and $110.3 million, or 9.6%, respectively, of residential rental loans, $71.7 million, or 5.3% and $56.4 million, or 4.9%, respectively of commercial business loans and $50.2 million, or 3.7% and $35.9 million, or 3.1%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2018 and 2017, $17.8 million, or 92.1% and $3.5 million, or 73.5%, respectively, of our non-accrual loans of $19.3 million and $4.7 million, respectively, consisted of commercial loans.

We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the years ended December 31, 2018 and 2017, we recorded a provision for loan losses of $1.4 million and $1.0 million, respectively. We also recorded net loan charge-offs of $944,000 and $355,000 for the years ended December 31, 2018 and 2017, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $34.1 million, or 2.02% of total assets and $24.1 million, or 1.71% of total assets, respectively, at December 31, 2018 and 2017. Additionally, loans that were classified as special mention and substandard were $32.2 million and $40.4 million, respectively, at December 31, 2018 and 2017. We had no loans classified as doubtful or loss at December 31, 2018 and 2017. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

In addition, the adoption of ASU 2016-13, as amended, on January 1, 2020 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establishes an allowance for expected credit losses for certain debt securities and other financial assets. Although we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13. The impact of this rule on the Company will depend on whether the Company elects to phase in the impact of the standard.

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

Non-performing and classified assets could take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

At December 31, 2018 and 2017, our non-accrual loans totaled $19.3 million, or 1.43% of our loan portfolio and $4.7 million, or 0.41% of our loan portfolio, respectively. At December 31, 2018 and 2017, our non-accrual loans, OREO and accruing TDRs totaled $34.1 million, or 2.02% of total assets and $24.1 million, or 1.71% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted, and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2018 and 2017 our total classified assets were $40.8 million and $50.3 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.

At December 31, 2018 and 2017, $156.7 million, or 11.6%, of our total loan portfolio, and $170.4 million, or 14.8%, of our total loan portfolio, respectively, consisted of owner-occupied one- to four-family residential mortgage loans. At December 31, 2018 and 2017, $35.6 million, or 2.6%, of our total loan portfolio and $21.4 million, or 1.9%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area which contribute to the local economy. As a result, a reduction in federal government or military employment or programs could have a negative impact on local economic conditions and real estate collateral values and could also negatively affect the Company’s profitability.

Liquidity Risk

Our deposit concentrations may subject us to additional liquidity and pricing risk.

Our inability to manage deposit concentration risk could have a material adverse effect on our business, financial condition and results of operations. We manage portfolio diversification through our asset/liability committee process. We occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. The aggregate amount of our top 25 deposit relationships have grown from $190.2 million, or 13.5%, of our total assets at December 31, 2017 to $347.4 million, or 20.6%, of our total assets at December 31, 2018. These amounts include $242.7 million and $85.6 million of municipal deposits at December 31, 2018 and 2017, respectively. The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million. At December 31, 2017, there were no customer deposit concentrations that exceeded 2% of total deposits. At December 31, 2017, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $22.6 million which represented 2.0% of total deposits of $1,106.2 million.

Unanticipated, significant changes in these large balances could affect our liquidity risk and pricing risk. While we reduced our reliance on wholesale funding during the year ended December 31, 2018, the withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of the two. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations. In addition, large-scale withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income.

If we were to defer payments on our trust preferred capital debt securities or were in default under the related indentures, we would be prohibited from paying dividends or distributions on our common stock.

The terms of our outstanding trust preferred capital debt securities prohibit us from (1) declaring or paying any dividends or distributions on our capital stock, including our common stock; or (2) purchasing, acquiring, or making a liquidation payment on such stock, under the following circumstances: (a) if an event of default has occurred and is continuing under the applicable indenture; (b) if we are in default with respect to a payment under the guarantee of the related trust preferred securities; or (c) if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced, or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms, or enter into other financing agreements, that limit our ability to pay dividends on our common stock. For additional information regarding the trust preferred securities, see “Note 17 – Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures” in Item 8, “Financial Statements and Supplementary Data.”

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

Operational Risk

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

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Maryland. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Sarbanes-Oxley requires our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital. Sarbanes-Oxley also limits the types of non-audit services our outside auditors may provide to us in order to preserve their independence from us. If our auditors were found not to be “independent” of us under SEC rules, we could be required to engage new auditors and re-file financial statements and audit reports with the SEC. In that case, we could be out of compliance with SEC rules until new financial statements and audit reports were filed, limiting our ability to raise capital and resulting in other adverse consequences.

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

From time to time, we may exit an existing line of business or implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. When exiting a line of business or product we may have difficulty replacing the revenue stream and may have to take certain actions to make up for the line of business or product. For example, we recently discontinued the origination of residential mortgage loans and instead now purchase residential mortgage loans for our loan portfolio from other sources. If those sources are not available or the cost for such purchases increases our results of operations may be adversely affected. We also may face increased credit risk with respect to purchased loans relative to the credit risks we faced in connection with the origination of loans. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Interest Rate Risk

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

Changes to LIBOR may adversely impact the interest rate paid on our outstanding trust preferred securities and our subordinated notes and may also impact some of our loans.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, including our trust preferred securities and our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on, our securities, loans, and liabilities, including, our subordinated notes, as well as the interest we pay on those securities.

The amount of interest payable on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after February 15, 2020.

The interest rate on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (“subordinated notes”) will vary after February 15, 2020. From and including the issue date of such notes but excluding February 15, 2020, the notes will bear interest at a fixed rate of 6.25% per year. From and including February 15, 2020, to but excluding the maturity date, the notes will bear interest at an annual floating rate equal to the three-month LIBOR plus 479 basis points for any interest period. If interest rates rise, the cost of our subordinated notes may increase, negatively affecting our net income. For additional information regarding the subordinated notes, see “Note 18 – Subordinated Notes” in Item 8, “Financial Statements and Supplementary Data.”

Strategic Risk

Our financial condition and results of operations could be negatively affected if we fail to timely and effectively execute our strategic plan or manage the growth called for in our strategic plan. We have grown through our January 1, 2018 acquisition of County First Bank and may continue to grow through other acquisitions. To be successful as a larger institution, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

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

Legal and Compliance Risk

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Company.

As a financial institution, we are subject to a number of risks, including interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational. Our enterprise risk management (“ERM”) framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective ERM framework, as well as other risk factors, could result in a material increase in our FDIC insurance premiums.

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

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

Market Risk

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

We may refinance our subordinated notes.

We may seek to refinance our subordinated notes by issuing additional shares of our common stock in one or more securities offerings. These securities offerings may dilute our existing shareholders, reduce the value of our common stock, or both. Because our decision to issue securities will depend on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and potentially reducing the value of our common stock.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired or regulatory-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Reputational Risk

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank maintains its main office and operation center in Waldorf, Maryland and an operation center in Fredericksburg, Virginia, in addition to its branch offices in Lexington Park, Leonardtown, La Plata (two), Dunkirk, Bryans Road, Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland and one branch in Fredericksburg, Virginia. In addition, the Bank maintains five loan production offices (“LPOs”) in La Plata, Prince Frederick, Leonardtown and Annapolis, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg, Virginia LPO is co-located with the operation center.

The Bank leases the Dunkirk, Maryland branch, the Annapolis and Prince Frederick LPOs and the Fredericksburg operation center. The Bank owns all of its branch buildings except for the Dunkirk, Maryland branch, and leases the land on which the Waldorf, Charlotte Hall, Prince Frederick and Lusby, Maryland branches are located. Lease expiration dates range from 2019 to 2045 with renewal options of 5 to 15 years. The net book value of premises, which included land, building and improvements, totaled $20.8 million and $ 19.1 million, respectively, at December 31, 2018 and 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Registrant’s and Related Stockholder Matters.

Market Information

The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2018 and 2017 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividends Per Share

December 31, 2018	$34.08	$26.47	$0.10
September 30, 2018	37.09	32.83	0.10
June 30, 2018	37.75	35.12	0.10
March 31, 2018	39.07	35.77	0.10
December 31, 2017	40.44	35.14	0.10
September 30, 2017	40.69	32.06	0.10
June 30, 2017	40.00	32.24	0.10
March 31, 2017	36.00	27.16	0.10

Holders

The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at March 1, 2019 was 716.

Dividends

During 2018 and 2017, the Company declared and paid four quarters of dividends at $0.10 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter. In December 2018, the Company’s Board of Directors increased the dividend to $0.125 per share, payable during the first quarter of 2019 to shareholders of record as of January 7, 2019.

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

Stock Performance Graph

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2013, assuming reinvestment of all dividends paid into the stock or the index.

The graph and table were prepared assuming that $100 was invested on December 31, 2013, in the common stock and the securities included in the indexes.

Source: Bloomberg	Year Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
The Community Financial Corporation	100.00	98.76	104.59	147.34	196.91	152.01
NASDAQ Bank Index	100.00	104.92	114.20	157.56	166.16	139.28
NASDAQ Capital Market Composite	100.00	94.40	78.39	89.85	104.99	88.89

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of December 31, 2018, 186,650 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended December 31, 2018.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-31, 2018	-	$-	-	186,757
November 1-30, 2018	107	29.91	107	186,650
December 1-31, 2018	-	-	-	186,650
Total	107	$29.91	107	186,650

Item 6. Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2018, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
FINANCIAL CONDITION DATA
Total assets	$1,689,227	$1,405,961	$1,334,257	$1,143,332	$1,082,878
Loans receivable, net	1,337,129	1,140,615	1,079,519	909,200	862,409
Investment securities	220,884	167,531	162,280	144,536	126,445
Goodwill	10,835	-	-	-	-
Core deposit intangible	2,806	-	-	-	-
Deposits	1,429,629	1,106,237	1,038,825	906,899	869,384
Borrowings	55,436	142,998	144,559	91,617	76,672
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000	23,000	23,000	-
Stockholders’ equity—preferred	-	-	-	-	20,000
Stockholders’ equity—common	154,482	109,957	104,426	99,783	96,559
OPERATING DATA
Interest and dividend income	$65,173	$53,570	$48,047	$43,873	$41,759
Interest expenses	14,286	10,182	8,142	7,345	6,698
Net interest income (NII)	50,887	43,388	39,905	36,528	35,061
Provision for loan losses	1,405	1,010	2,359	1,433	2,653
NII after provision for loan losses	49,482	42,378	37,546	35,095	32,408
Noninterest income	4,069	4,041	3,796	3,299	4,093
Noninterest expenses	38,149	30,054	29,595	28,418	26,235
Income before income taxes	15,402	16,365	11,747	9,976	10,266
Income taxes	4,173	9,157	4,416	3,633	3,776
Net income	11,229	7,208	7,331	6,343	6,490
Preferred stock dividends declared	-	-	-	23	200
Income available to common shares	$11,229	$7,208	$7,331	$6,320	$6,290
COMMON SHARE DATA
Basic earnings per common share	$2.02	$1.56	$1.59	$1.36	$1.35
Diluted earnings per common share	2.02	1.56	1.59	1.35	1.35
Dividends declared per common share	0.40	0.40	0.40	0.40	0.40
Book value per common share	27.70	23.65	22.54	21.48	20.53
Tangible book value per common share (1)	25.25	n/a	n/a	n/a	n/a
Common shares outstanding at end of period	5,577,559	4,649,658	4,633,868	4,645,429	4,702,715
Basic weighted average common shares	5,550,510	4,627,776	4,599,502	4,676,748	4,646,424
Diluted weighted average common shares	5,550,510	4,629,228	4,599,502	4,676,748	4,655,127
OTHER DATA
Full-time equivalent employees	189	165	162	171	172
Full-service offices	12	11	12	12	12
Loan Production Offices	5	5	5	5	5
CAPITAL RATIOS (consolidated)
Tier 1 capital to average assets (Leverage)	9.50	8.79%	9.02%	10.01%	12.24%
Tier 1 common capital to risk-weighted assets	10.36	9.51	9.54	10.16	n/a
Tier 1 capital to risk-weighted assets	11.23	10.53	10.62	11.38	14.26
Total risk-based capital to risk-weighted assets	13.68	13.40	13.60	14.58	15.21
Common equity to assets	9.15	7.82	7.83	8.73	8.92
Tangible common equity to tangible assets (1)	8.41	n/a	n/a	n/a	n/a

	At or for the Years Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014

KEY OPERATING RATIOS
Return on average assets	0.70%	0.52%	0.60%	0.58%	0.63%
Return on average total equity	7.53	6.55	7.09	6.21	5.69
Return on average common equity	7.53	6.55	7.09	6.33	6.69
Interest rate spread	3.22	3.24	3.35	3.48	3.55
Net interest margin	3.43	3.37	3.48	3.60	3.68
Efficiency ratio (2)	69.42	63.37	67.72	71.35	67.00
Common dividend payout ratio	19.80	25.64	25.16	29.41	29.63
Non-interest expense to average assets	2.38	2.18	2.41	2.60	2.56
Net operating expense to average assets(3)	2.13	1.89	2.10	2.30	2.16
Avg. int-earning assets to avg. int-bearing liabilities	121.31	116.95	117.56	117.71	118.83
SELECTED ASSET QUALITY DATA
Gross loans	$1,346,922	$1,150,044	$1,088,982	$918,894	$872,129
Classified assets	40,819	50,298	39,246	43,346	54,022
Allowance for loan losses	10,976	10,515	9,860	8,540	8,481
Nonperforming loans (>=90 Days) (4)	11,110	2,483	7,705	10,740	10,263
Non-accrual loans (5)	19,282	4,693	8,374	11,433	10,263
Accruing troubled debt restructures (TDRs) (6)	6,676	10,021	10,448	13,133	13,249
Other Real Estate Owned (OREO)	8,111	9,341	7,763	9,449	5,883
Non-accrual loans, OREO and TDRs	$34,069	$24,055	$26,585	$34,015	$29,395
SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	9.30%	7.99%	8.41%	9.35%	11.11%
Classified assets to total assets	2.42	3.58	2.94	3.79	4.99
Classified assets to risk-based capital	21.54	32.10	26.13	30.19	39.30
Allowance for loan losses to total loans	0.81	0.91	0.91	0.93	0.97
Allowance for loan losses to non-accrual loans	56.92	224.06	117.75	74.70	82.64
Net charge-offs to avg. outstanding loans	0.07	0.03	0.11	0.16	0.28
Nonperforming loans to total loans	0.82	0.22	0.71	1.17	1.18
Non-accrual loans to total loans	1.43	0.41	0.77	1.24	1.18
Non-accrual loans and TDRs to total loans	1.93	1.28	1.73	2.67	2.70
Non-accrual loans and OREO to total assets	1.62	1.00	1.21	1.83	1.49
Non-accrual loans, OREO and TDRs to total assets	2.02	1.71	1.99	2.98	2.71

(1) The Company had no intangible assets between 2014-2017. The acquisition of County FirstBank in January 2018 added intangible assets for goodwill and core deposits.

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

(dollars in thousands, except per share amounts)	December 31, 2018	December 31, 2017

Total assets	$1,689,227	$1,405,961
Less: intangible assets
Goodwill	10,835	-
Core deposit intangible	2,806	-
Total intangible assets	13,641	-
Tangible assets	$1,675,586	$1,405,961

Total common equity	$154,482	$109,957
Less: intangible assets	13,641	-
Tangible common equity	$140,841	$109,957

Common shares outstanding at end of period	5,577,559	4,649,658

GAAP common equity to assets	9.15%	7.82%
Non-GAAP tangible common equity to tangible assets	8.41%	7.82%

GAAP common book value per share	$27.70	$23.65
Non-GAAP tangible common book value per share	$25.25	$23.65

THE COMMUNITY FINANCIAL CORPORATION

RECONCILIATION OF GAAP AND NON-GAAP MEASURES

Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE

The Company's management discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs and the additional income tax expense from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the enacted Tax Cuts and Jobs Act of 2017, that are not considered part of recurring operations . These expenses are excluded to derive “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Net income (as reported)	$11,229	$7,208	$7,331
Impact of Tax Cuts and Jobs Act	-	2,740	-
Merger and acquisition costs (net of tax)	2,693	724	-
Non-GAAP operating net income	$13,922	$10,672	$7,331

Income before income taxes (as reported)	$15,402	$16,365	$11,747
Merger and acquisition costs ("M&A")	3,625	829	-
Adjusted pretax income	19,027	17,194	11,747
Adjusted income tax expense	5,105	6,522	4,416
Non-GAAP operating net income	$13,922	$10,672	$7,331

GAAP diluted earnings per share ("EPS")	$2.02	$1.56	$1.59
Non-GAAP operating diluted EPS before M&A	$2.51	$2.31	$1.59

GAAP return on average assets ("ROAA')	0.70%	0.52%	0.60%
Non-GAAP operating ROAA before M&A	0.87%	0.78%	0.60%

GAAP return on average common equity ("ROACE")	7.53%	6.55%	7.09%
Non-GAAP operating ROACE before M&A	9.34%	9.70%	7.09%

Net income (as reported)	$11,229	$7,208	$7,331
Weighted average common shares outstanding	5,550,510	4,629,228	4,599,502
Average assets	$1,603,393	$1,376,983	$1,229,471
Average equity	149,128	109,979	103,397

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “is optimistic”, “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition or any other acquisition that we undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.

Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from County First acquisition, or any other acquisition we might undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2018, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).

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

The allowance for loan losses balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance includes a specific and a general component. The specific component consists of management’s evaluation of certain classified and non-accrual loans and their underlying collateral. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions. At December 31, 2018 and 2017, the allowance for loan losses was $11.0 million and $10.5 million, respectively, or 0.81% and 0.91%, respectively, of total loans. Allowance for loan loss as a percentage of loans decreased in 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 7 of the Consolidated Financial Statements and the discussion the discussion in this MD&A.

Other Real Estate Owned (“OREO”)

The Company maintains a valuation allowance on its other real estate owned. As with the allowance for loan losses, the valuation allowance on OREO is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require the Company to establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows include the costs of selling or otherwise disposing of the asset.

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

For additional information regarding OREO, refer to Notes 1 and 9 of the Consolidated Financial Statements.

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

Management periodically evaluates the ability of the Company to realize the value of its deferred tax assets. If management were to determine that it would not be more likely than not that the Company would realize the full amount of the deferred tax assets, it would establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount it believes would be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

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

For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 13 of the Consolidated Financial Statements.

OVERVIEW

Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with 12 branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation (the “Company”). The Bank’s branches are located in Waldorf (two branches), Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.

The Bank has increased assets primarily with organic loan growth until its first acquisition of County First Bank in January 2018. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. Our business model is customer-focused, utilizing relationship teams to provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. Being a community bank gives us the competitive advantage. Excelling at customer service is a critical part of our culture. The Bank’s marketing is also directed towards increasing its balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although management believes that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. Management recognizes that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients.

On January 1, 2018, the Company completed its merger of County First with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (i) $1.00 in cash consideration (the “Cash Consideration”) plus (ii) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock, the transaction value was $37.7 million.

The County First acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of County First, as of January 1, 2018, were recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of County First net assets was allocated to goodwill. At December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2. Approximately $160 million of the acquired deposits were stable low-cost transaction accounts that will fund planned loan growth in 2018.

County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches’ customers with legacy Community Bank of the Chesapeake branch offices in May of 2018. As of July 2018, the Company had sold all three County First owned branch building. There were no remaining leases for office space related to the County First transaction as of December 31, 2018. The closing of four of the five acquired branches in the spring of 2018 positively impacted the Company’s operating expense run rate in the second half of 2018.

For additional information regarding the Company’s business combination and goodwill policies as well as purchase accounting of the acquisition, refer to Notes 1 and 2 of the Consolidated Financial Statements.

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

The economy continued to grow in 2018 with annual GDP growth during 2018 in excess of 2.9%. A lower stock market experienced towards the end of 2018 could impact consumer spending in 2019. However, income growth should remain strong because of low unemployment and increasing workforce participation. The Mid-Atlantic region in which the Company operates continued to experience continued improved regional economic performance. In the Bank’s footprint residential housing demand was stable during 2018 with home prices up between 3.5% to 5.0% compared to the prior year. If the Federal Reserve follows through on its recent indications that it will likely pause or end rate hikes for a period of time in 2019, this could help the Company’s repricing of interest-earning assets exceed the repricing of interest-bearing liabilities.

Throughout 2017, the national economy continued to improve. The economy (GDP) grew 2.30% in 2017, an increase from 1.50% GDP growth in 2016. Consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets.

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

The impact of government shutdowns or sequestration is more acutely felt in the Bank’s footprint. In addition to the temporary economic impact to government employees, the Bank’s business customers, which include government contractors that directly support the federal government and small businesses that indirectly support the government and its employees, can be impacted with permanent losses of revenue. A prolonged shutdown or a lack of confidence in the federal government’s ability to fund its operations could have an impact to spending and investments in the Company’s footprint.

The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Calvert County is home to the Dominion Power Cove Point Liquid Natural Gas Terminal, which is one of the nation’s largest liquefied natural gas terminals and Dominion Power is currently constructing liquefaction facilities for exporting liquefied natural gas. Unemployment rates and household income in the Company’s footprint have historically performed better than the national averages.

2018 Operations Summary

The Company completed the acquisition of County First Bank (“County First”) on January 1, 2018, increasing the Company’s asset size by $200 million to just under $1.6 billion. As planned, the Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch remains open. County First closed its Fairfax, Virginia loan production office prior to the legal merger. The first six months of 2018 included operating expenses to support the merged operations with County First Bank. The closure of four branches and reductions in headcount during the second quarter positively impacted the Company’s non-interest expense run rate in the second half of 2018 with noninterest expense decreasing to $16.7 million for the six months ended December 31, 2018 compared to $21.4 million for the six months ended June 30, 2018.

Net income for the year ended December 31, 2018 was $11.2 million or $2.02 per diluted share compared to net income of $7.2 million or $1.56 per diluted share for the year ended December 31, 2017. The annual results included merger and acquisition costs net of tax of $2.7 million and $724,000 for the comparative periods. Additionally, the year ended December 31, 2017 results included $2.7 million in additional income tax expense from the revaluation of deferred tax assets because of the reduction in the corporate income tax rates under the Tax Cuts and Jobs Act of 2017. The impact of merger and acquisition costs and the adjustments to deferred tax assets in 2017 resulted in a reduction to earnings per share of $0.49 for the year ended December 31, 2018 and $0.75 for the year ended December 31, 2017. The Company’s ROAA and ROACE were 0.70% and 7.53% in the year ended December 31, 2018 compared to 0.52% and 6.55% in the year ended December 31, 2017.

Pretax net income decreased $964,000 or 5.9% to $15.4 million for the year ended December 31, 2018 compared to $16.4 million for the year ended December 31, 2017. The Company’s pretax returns on average assets and common stockholders’ equity for 2017 were 0.96% and 10.33%, respectively, compared to 1.19% and 14.88%, respectively, for 2017. The decrease in pretax income was due to increases in noninterest expense of $8.1 million and the provision for loan losses of $395,000 partially offset increases in net interest income of $7.5 million.

Net interest margin increased for the year ended December 31, 2018 six basis points from 3.37% for the year ended December 31, 2017 to 3.43% for the year ended December 31, 2018. This year over year stability in margins was primarily due to the acquisition of lower cost County First transaction deposits as well as the acquisition of additional transaction deposits which changed the overall funding mix of the Bank’s interest-bearing liabilities. If the impacts of $742,000 of accretion interest were excluded, net interest margin for 2018 would have reduced five basis points to 3.38%. The Company was successful at controlling its overall deposit and funding costs. Cumulative deposit and funding betas between December 31, 2016-2018 were less than 30%.

The Company reported operating net income2 of $13.9 million, or $2.51 per share in the year ended December 31, 2018. This compares to operating net income of $10.7 million, or $2.31 per share in the year ended December 31, 2017. The $3.2 million or 30.4% increase in operating net income was due to increased net interest income and non-interest income of $7.5 million and $27,000 as well as a lower income tax expense of $1.4 million. This was partially offset by increased loan loss provisions of $395,000 and non-interest expense of $5.3 million.

The Company’s operating ROAA and operating ROACE were 0.87% and 9.34% for the year ended December 31, 2018 compared to 0.78% and 9.70% for the year ended December 31, 2017.

The Company’s operating net income increased as expected in the second half of 2018. Operating net income increased to $7.7 million for the six months ended December 31, 2018 compared to $6.2 million for the six months ended June 30, 2018. The increase in earnings in the third and fourth quarters was primarily the result of decreased merger costs, the reduction in the Company’s expense run rate with the successful integration of the County First transaction and increased net interest income.

The efficiency ratio and net operating expense ratios for the year ended December 31, 2018 were 69.42% and 2.13%, respectively compared to 63.37% and 1.89%, respectively for the year ended December 31, 2017. The increase in the efficiency and net operating expense ratios in 2018 reflect the costs associated with the merger, the higher employee headcount for the first six months of 2018 and the duplication of systems and resources to integrate County First during 2018.

2 The Company defines operating net income as net income before merger and acquisition costs and the deferred tax adjustment for Tax Cuts and Jobs Act. Operating earnings per share, operating return on average assets and operating return on average common equity is calculated using adjusted operating net income. See Non-GAAP reconciliation schedules that immediately follow: Item 6 – Selected Financial Data.

The following were balance sheet highlights for 2018:

•	Gross loans increased 17.1% or $196.9 million from $1,150.0 million at December 31, 2017 to $1,346.9 million at December 31, 2018, due to the County First acquisition and $90.0 million or 7.8% growth in the Company’s legacy portfolios.

•	Transaction accounts increased $328.0 million, or 50.1% to $982.6 million at December 31, 2018 from $654.6 million at December 31, 2018. Transaction deposit accounts increased to 68.7% of deposits at December 31, 2018 from 59.2% of deposits at December 31, 2017. The County First transaction accounted for approximately $168 million of the $328 million increase in transaction deposits.

•	Total deposits have increased $323.4 million to $1,429.6 million in 2018, which included an increase in transaction accounts of $328.0 million and a decrease in time deposits of $4.6 million.

•	Wholesale funding decreased in 2018, primarily due to the Bank’s increased liquidity from deposit acquisition. Wholesale funding as a percentage of assets decreased to 6.43% at December 31, 2018 from 18.63% at December 31, 2017. Wholesale funding includes brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Wholesale funding decreased $153.4 million or 59% to $108.5 million at December 31, 2018 from $261.9 million at December 31, 2017.

•	Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio has decreased from 103.1% at December 31, 2017 to 93.5% at December 31, 2018. The Company used available on-balance sheet liquidity during 2018 to fund loans, increase investments and pay down wholesale funding.

•	Classified assets as a percentage of assets improved in 2018, decreased 116 basis points from 3.58% at December 31, 2017 to 2.42% at December 31, 2018.

•	Non-accrual loans, OREO and TDRs to total assets increased 31 basis points to 2.02% at December 31, 2018 from 1.71% at December 31, 2017.

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

Although the increased tax expense related to the deferred tax revaluation and merger and acquisition costs decreased net income, earnings per share and returns on average assets and common equity for the year, management believed the reduced federal income tax rate and the efficiencies from the County First acquisition would be accretive in 2018. The Company completed a strong 2017 with operating net income growing at a record pace for the Company. Operating earnings per share increased to $2.31 per share, an increase of $0.72 or 45% from $1.59 per share in 2016. Operating return on average assets and operating return on average common equity increased to 0.78% and 9.70%, respectively, compared to 0.60% and 7.09% in 2016.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Earnings Summary

Net income for the year ended December 31, 2018 was $11.2 million or $2.02 per diluted share compared to net income of $7.2 million or $1.56 per diluted share for the year ended December 31, 2017. The annual results included merger and acquisition costs net of tax of $2.7 million and $724,000 for the comparative periods. Additionally, the year ended December 31, 2017 results included $2.7 million in additional income tax expense from the revaluation of deferred tax assets because of the reduction in the corporate income tax rates under the Tax Cuts and Jobs Act of 2017. The impact of merger and acquisition costs for the comparative years and the adjustments to deferred tax assets in 2017 resulted in a reduction to earnings per share of $0.49 for the year ended December 31, 2018 and $0.75 for the year ended December 31, 2017. The Company’s ROAA and ROACE were 0.70% and 7.53% in the year ended December 31, 2018 compared to 0.52% and 6.55% in the year ended December 31, 2017.

Net income for 2018 compared to 2017 increased due to additional net interest income from a larger balance sheet, a lower 2018 effective tax rate as well as the impact in 2017 of the $2.7 million in additional income tax expense from the revaluation of deferred tax assets partially offset by higher noninterest expenses and loan loss provisions. Earnings improved beginning in the second half of 2018 as a result of a change in the funding composition of the Bank’s interest-bearing liabilities with the acquisition of County First as well as organic deposit growth; the control of operating costs; and, moderate organic loan growth. A normalized expense run rate and the anticipated cost savings from the acquisition began to be realized during the second half of 2018.

Income before taxes (pretax net income) decreased $964,000 or 5.9% to $15.4 million for the year ended December 31, 2018 compared to $16.4 million for the year ended December 31, 2017. The Company’s pretax returns on average assets and common stockholders’ equity for 2017 were 0.96% and 10.33%, respectively, compared to 1.19% and 14.88%, respectively, for 2017. The decrease in pretax income was due to increases in noninterest expense of $8.1 million and the provision for loan losses of $395,000 partially offset increases in net interest income of $7.5 million.

In 2018, pretax net income was lower than 2017 due to merger and acquisition costs as well as duplicative expenses related to integrating County First operation. The Company’s profitability increased in the second half of 2018 with efficiencies realized from the successful execution of the County First acquisition. Earnings per share increased $0.75 from $0.64 for the six months ended June 30, 2018 to $1.39 for the six months ended December 31, 2018. ROAA and ROACE increased from 0.45% and 4.84% for the six months ended June 30, 2018 to 0.94% and 10.15% for the six months ended December 31, 2018.

The Company’s efficiency ratio increased from 63.37% for the year ended December 31, 2017 to 69.42%, primarily as a result of merger expenses and duplicative costs related to the County First Bank acquisition in the first six months of 2018. The efficiency ratio improved in the second half of 2018 from 78.64% for the six months ended June 30, 2018 to 60.36% for the six months ended December 31, 2018. The Company has pursued a strategy of increasing operating leverage over the last several years. This occurs when the Company increases its assets, and by extension its net interest income, while limiting increases in noninterest expense. In order for this to be effective, the Company must simultaneously pursue the following; increase the asset size while maintaining asset quality, increase funding at an economically viable cost, and control noninterest expense growth.

The first half of 2018 included $3.6 million in merger-related costs, which included termination costs of County First’s core processing contract as well as investment banking fees, legal fees and the costs of employee agreements and severance for terminations. The total merger-related costs were not significant in the third and fourth quarters of 2018. In addition, the Company continued to carry a small amount of additional noninterest expense in the second half of 2018 related to duplicate vendors and processes that were discontinued. The increase in noninterest expense was partially offset by an increase in net interest income realized from the integrated operations of County First and from a lower effective tax rate.

A more detailed analysis comparing the results of operations for the years ended December 31, 2018 and 2017 follows.

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

Net interest income totaled $50.9 million for the year ended December 31, 2018, which represents a $7.5 million, or 17.3%, increase from $43.4 million for the year ended December 31, 2017. Net interest income increased during 2018 compared to the prior year as the positive impacts of average interest-earning asset growth and increased loans and investment yields outpaced the negative impacts of increasing funding costs and growth in the average balances of interest-bearing liabilities. The Company has controlled the rising cost of funding over the last 24 months with cumulative deposit and funding betas3 between December 31, 2016-2018 of less than 30%.

Average total earning assets increased $194.9 million, or 15.1%, for the year ended December 31, 2018 to $1,483.7 million compared to $1,288.8 million for the year ended December 31, 2017. The increase in average total earning assets for the year ended December 31, 2018 from the comparable period in 2017, resulted primarily from a $168.5 million, or 15.1%, increase in average loans as a result of organic growth and the acquisition of County First and a $26.3 million, or 15.1%, increase in average investments. Interest income increased $11.6 million for the year ended December 31, 2018 compared to the same period of 2017. The increase in interest income resulted from larger average balances of interest-earning assets contributing $8.6 million and higher interest yields accounting for $3.0 million.

Average total interest-bearing liabilities increased $121.0 million, or 11.0%, for the year ended December 31, 2018 to $1,223.1 million compared to $1,102.1 million for the year ended December 31, 2017. During the same timeframe, average noninterest-bearing demand deposits increased $63.7 million, or 41.3%, to $217.9 million compared to $154.2 million. Interest expense increased $4.1 million for the year ended December 31, 2018 compared to the same period of 2017. The increase in interest expense resulted from higher interest rates accounting for $4.3 million. Funding costs from a change in the composition of funding liabilities resulted in a small decrease of $163,000 to interest expense. For the comparative periods, average short-term borrowings and long-term debt decreased $72.5 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and noninterest-bearing accounts. During the year ended December 31, 2018, average transaction accounts increased $247.9 million or 39.5% to $875.5 million from $627.6 million for the year ended December 31, 2017. During the same timeframe average time deposits increased slightly, $9.3 million or 2.1%, to $452.5 million for the year ended December 31, 2018.

The increase in transaction accounts with the acquisition of County First, as well as organic transaction deposit growth during 2018 helped control the increase in deposit costs, minimized deposit betas and positively impacted net interest margin. The pay down of wholesale funding also positively impacted margins. Brokered deposits and FHLB advances were paid down $153.4 million in 2018 and replaced with retail deposits. Retail deposits, which include all deposits except brokered deposits, increased $389.3 million or 39.4% from $987.2 million at December 31, 2017 to $1,376.5 million at December 31, 2018.

Reciprocal deposits are included in retail transaction deposits and are used to maximize FDIC insurance available to our customers. Reciprocal deposits increased $142.0 million or 152.9% to $234.9 million at December 31, 2018 compared to $92.9 million at December 31, 2017. During 2018, the increase in reciprocal deposits were at lower funding costs than wholesale funding and in-market time deposits. In rising interest rate environments, reciprocal deposits are more exposed to interest rate sensitivity than other retail funding sources. The Company will manage the amount of total reciprocal deposit balances to mitigate interest rate risk exposures.

Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio decreased to 93.5% at December 31, 2018 from 103.1% at December 31, 2017. For the year ended December 31, 2018 and 2017, the average loan to deposit ratios were 96.6% and 104.0%, respectively. Management is optimistic that increased liquidity, improved funding composition and the ability to migrate available liquidity into higher yielding interest-earning assets will positively impact net interest income and margins during 2019.

3 The Company’s actual betas were calculated measuring the changes in deposit rates and overall funding rates compared to the Federal Funds Rate.

Net interest margin of 3.43% for the year ended December 31, 2018, was six basis points higher than the 3.37% for the year ended December 31, 2017. The stability of the Bank’s margin was primarily due to the acquisition of lower cost County First transaction deposits as well as the acquisition of additional transaction deposits which changed the overall funding mix of the Bank’s interest-bearing liabilities. Interest earning asset yields increased 23 basis points from 4.16% for the year ended December 31, 2017 to 4.39% for the year ended December 31, 2018. Interest income in 2018 was impacted from $742,000 of interest income accretion due to the recognition of the acquired performing fair value mark related to County First as well as the addition of higher yielding loans from the County First acquisition. If the impacts of accretion interest were excluded, net interest margin for 2018 would have reduced five basis points to 3.38%.

The Company’s cost of funds increased 18 basis points from 0.81% for the year ended December 31, 2017 to 0.99% for the year ended December 31, 2018. Funding costs were positively impacted as the percentage of funding coming from noninterest-bearing deposits increased from 12.1% for the year ended December 31, 2017 to 15.2% for the year ended December 31, 2018.

Wholesale and time-based funding rates are typically more sensitive to rising interest rates than transactional deposits. Compared to the year ended December 31, 2017, average interest rates on certificates of deposits in 2018 increased by 46 basis points in the year ended December 31, 2018 to 1.46%. During the same comparable periods, interest-bearing transactional deposits increased by 30 basis points from 0.32% for the year ended December 31, 2017 to 0.62% for the year ended December 31, 2018. The increase in average interest rates on CDs and on interest bearing transactional accounts was primarily due to increases in the federal funds target rate. The Company’s increases in transaction deposits during the last twelve months have decreased downward pressure on net interest margin. The ability to increase transaction deposits faster than wholesale funding mitigated net interest margin compression in the rising rate environment of 2018.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$59,755	$49,611	$10,144	20.4%
Taxable interest and dividends on investment securities	5,153	3,906	1,247	31.9%
Interest on deposits with banks	265	53	212	400.0%
Total Interest and Dividend Income	65,173	53,570	11,603	21.7%

Interest Expenses
Deposits	10,682	5,946	4,736	79.7%
Short-term borrowings	767	1,057	(290)	(27.4)%
Long-term debt	2,837	3,179	(342)	(10.8)%
Total Interest Expenses	14,286	10,182	4,104	40.3%

Net Interest Income (NII)	$50,887	$43,388	$7,499	17.3%

Changes in the components of net interest income due to changes in average balances of assets and liabilities and to changes caused by changes in interest rates are presented in the rate volume analysis included below.

The following table shows the change in interest-earning asset (“IEA”) composition and average yields for the comparable periods.

	For the Years Ended December 31,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Yield	of IEAs	Balance	Yield	of IEAs
Loan portfolio (1)	$1,282,292	4.66%	86.43%	$1,113,822	4.45%	86.42%
Investment securities, federal funds sold and interest-bearing deposits	201,360	2.69%	13.57%	175,027	2.26%	13.58%
Interest-Earning Assets	$1,483,652	4.39%	100.00%	$1,288,849	4.16%	100.00%

The table below presents information on average balances and rates for deposits.

	For the Years Ended December 31,
	2018		2017
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$73,268	0.08%	$53,560	0.05%
Interest-bearing demand and money market accounts	584,341	0.69%	419,817	0.35%
Certificates of deposit	452,494	1.46%	443,181	1.00%
Total interest-bearing deposits	1,110,103	0.96%	916,558	0.65%
Noninterest-bearing demand deposits	217,897		154,225
	$1,328,000	0.80%	$1,070,783	0.56%

The following table shows the change in funding sources and the cost of funds for the comparable periods.

	For the Years Ended December 31,
	2018			2017
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,110,103	0.96%	77.04%	$916,558	0.65%	72.96%
Debt	112,970	3.19%	7.84%	185,501	2.28%	14.77%
Total interest-bearing liabilities	1,223,073	1.17%	84.88%	1,102,059	0.92%	87.72%
Noninterest-bearing demand deposits	217,897		15.12%	154,225		12.28%
Total funds	$1,440,970	0.99%	100.00%	$1,256,284	0.81%	100.00%

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

For the Year Ended December 31, 2018

compared to the Year Ended

December 31, 2017

		Due to
dollars in thousands	Volume	Rate	Total

Interest income:
Loan portfolio (1)	$7,851	$2,293	$10,144
Investment securities, federal funds sold and interest-bearing deposits	709	750	1,459
Total interest-earning assets	$8,560	$3,043	$11,603

Interest-bearing liabilities:
Savings	17	18	35
Interest-bearing demand and money market accounts	1,132	1,407	2,539
Certificates of deposit	136	2,026	2,162
Long-term debt	(550)	90	(460)
Short-term borrowings	(898)	608	(290)
Subordinated notes	-	-	-
Guaranteed preferred beneficial interest in junior subordinated debentures	-	118	118
Total interest-bearing liabilities	$(163)	$4,267	$4,104
Net change in net interest income	$8,723	$(1,224)	$7,499

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $742,000 of accretion interest during the year ended December 31, 2018.

	For the Years Ended December 31,
	2018			2017
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$833,355	$38,417	4.61%	$699,349	$30,897	4.42%
Residential first mortgages	162,505	6,004	3.69%	176,186	6,636	3.77%
Residential rentals	126,491	6,215	4.91%	106,000	4,897	4.62%
Construction and land development	28,489	1,583	5.56%	33,798	1,677	4.96%
Home equity and second mortgages	37,862	1,992	5.26%	21,515	943	4.38%
Commercial and equipment loans	103,537	5,490	5.30%	86,871	4,524	5.21%
Consumer loans	798	54	6.77%	477	37	7.76%
Allowance for loan losses	(10,745)	-	0.00%	(10,374)	-	0.00%
Loan portfolio (1)	1,282,292	59,755	4.66%	1,113,822	49,611	4.45%
Investment securities, federal funds sold and interest-bearing deposits	201,360	5,418	2.69%	175,027	3,959	2.26%
Interest-Earning Assets ("IEAs")	1,483,652	65,173	4.39%	1,288,849	53,570	4.16%
Cash and cash equivalents	23,579			15,012
Goodwill	10,439			-
Core deposit intangible	3,209			-
Other assets	82,514			73,122
Total Assets	$1,603,393			$1,376,983
Liabilities and Stockholders' Equity
Savings	$73,268	$62	0.08%	$53,560	$27	0.05%
Interest-bearing demand and money market accounts	584,341	4,020	0.69%	419,817	1,481	0.35%
Certificates of deposit	452,494	6,600	1.46%	443,181	4,438	1.00%
Long-term debt	35,684	853	2.39%	58,704	1,313	2.24%
Short-term borrowings	42,286	767	1.81%	91,797	1,057	1.15%
Subordinated Notes	23,000	1,438	6.25%	23,000	1,438	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	546	4.55%	12,000	428	3.57%

Interest-Bearing Liabilities ("IBLs")	1,223,073	14,286	1.17%	1,102,059	10,182	0.92%
Noninterest-bearing demand deposits	217,897			154,225
Other liabilities	13,295			10,720
Stockholders' equity	149,128			109,979
Total Liabilities and Stockholders' Equity	$1,603,393			$1,376,983
Net interest income		$50,887			$43,388
Interest rate spread			3.22%			3.24%
Net yield on interest-earning assets			3.43%			3.37%
Avg. loans to avg. deposits			96.56%			104.02%
Avg. transaction deposits to total avg. deposits **			65.93%			58.61%
Ratio of average IEAs to average IBLs			121.31%			116.95%
Cost of funds			0.99%			0.81%
Cost of deposits			0.80%			0.56%
Cost of debt			3.19%			2.28%

(1) Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $742,000 of accretion interest during the year ended December 31, 2018.

** Transaction deposits exclude time deposits.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2018	2017	$ Change	% Change
Provision for loan losses	$1,405	$1,010	$395	39.1%

The provision for loan losses increased $395,000 to $1.4 million for the year ended December 31, 2018 compared to $1.0 million for the year ended December 31, 2017. Net charge-offs increased $589,000 from $355,000 or 0.03% of average loans for the year ended December 31, 2017 to $944,000 or 0.07% of average loans for the year ended December 31, 2018. Moderate organic loan growth of 7.8%, charge-offs of 0.07% of average loans and continued improvement in charge-off factors and certain qualitative factors kept the provisioning in line with the prior year.

See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$183	$157	$26	16.6%
Gain on sale of assets	1	47	(46)	(97.9)%
Net gains on sale of investment securities	-	175	(175)	(100.0)%
Unrealized losses on equity securities	(81)	-	(81)	n/a
Income from bank owned life insurance	902	773	129	16.7%
Service charges	3,063	2,595	468	18.0%
Gain on sale of loans held for sale	-	294	(294)	(100.0)%
Total Noninterest Income	$4,068	$4,041	$27	0.7%

Noninterest income was essentially flat at $4.1 million for the comparable periods. The small increase of $27,000 for the comparable periods included increased service charge and miscellaneous income of $494,000 due to a larger customer base with the acquisition of County First and the growth in organic deposits. In addition, Bank Owned Life Insurance acquired in the County First transaction of approximately $6.3 million increased non-interest income by $129,000 compared to the prior year comparable period. These increases to noninterest income were partially offset by decreases of $515,000 for gains on assets sold, loan sales and investment sales recognized in 2017. There were no investment or loan sales in 2018. In addition, unrealized losses on equity securities of $81,000 were recognized in 2018 to comply with a new accounting standard effective in the first quarter of 2018 that requires recognition of changes in the fair value flow through the Company’s statement of income.

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

Noninterest Expense

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$19,548	$16,758	$2,790	16.6%
Occupancy expense	3,116	2,632	484	18.4%
Advertising	671	543	128	23.6%
Data processing expense	3,020	2,354	666	28.3%
Professional fees	1,513	1,662	(149)	(9.0)%
Merger and acquisition costs	3,625	829	2,796	337.3%
Depreciation of premises and equipment	810	786	24	3.1%
Telephone communications	277	191	86	45.0%
Office supplies	149	119	30	25.2%
FDIC Insurance	654	638	16	2.5%
OREO valuation allowance and expenses	657	703	(46)	(6.5)%
Core deposit intangible amortization	784	-	784	n/a
Other	3,325	2,839	486	17.1%
Total Noninterest Expense	$38,149	$30,054	$8,095	26.9%

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salary and employee benefits	$19,548	$16,758	$2,790	16.6%
OREO valuation allowance and expenses	657	703	(46)	(6.5)%
Merger and acquisition costs	3,625	829	2,796	337.3%
Operating expenses	14,319	11,764	2,555	21.7%
Total Noninterest Expense	$38,149	$30,054	$8,095	26.9%

In 2018, noninterest expenses increased $8.1 million, or 26.9% to $38.2 million compared to the prior year, which amount included $3.6 million in merger related expenses. 2017 noninterest expense totaled $30.1 million which amount included $829,000 in merger-related expenses. Year-over-year increases in noninterest expenses, other than merger and acquisition costs, were due primarily to increases in salary and employee benefits attributable to the addition of County First employees. The Company decreased employee headcount from a high of 200 full time equivalent (“FTEs”) employees during the first quarter of 2018 to 189 FTEs in the fourth quarter of 2018. Other increases from the comparable periods were to occupancy expense, data processing expense, core deposit intangible amortization and advertising expense, all of which were due to the acquisition of County First and a larger balance sheet. The Company closed four of the five acquired branches in May 2018. The three held for sale County First branches were sold by July 2018. Branch closings positively impacted the Company’s expense run rate in the third and fourth quarters of 2018.

The following is a breakdown to OREO expense for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change
Valuation allowance	$532	$600	$(68)
Losses (gains) on dispositions	8	(43)	51
OREO operating expenses	117	146	(29)
	$657	$703	$(46)

The Company disposed of commercial real estate for proceeds of $807,000 and a gain of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018. The Company disposed of five residential properties and multiple residential lots for proceeds of $1.5 million and a gain of $43,000 for the year ended December 31, 2017.

The Company’s efficiency ratio was 69.42% in 2018 compared to 63.37% in 2017. The Company’s net operating expense ratio was 2.13% in 2018 compared to 1.89% in 2017. The increase in the efficiency and net operating expense ratios in 2018 reflect the costs associated with the merger, higher employee headcount for the first six months of 2018 and the duplication of systems and resources to integrate County First during 2018.

Income Tax Expense

For the years ended December 31, 2018 and 2017, the Company recorded income tax expense of $4.2 million and $9.2 million, respectively. The Company’s consolidated effective tax rate was 27.10% for the year ended December 31, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes.

The Company’s consolidated effective tax rate was 55.95% for the year ended December 31, 2017. The Company’s 2017 income tax expense increased $2.7 million due to the revaluation of deferred tax assets because of the reduction in the corporate income tax rate under the enacted Tax Cuts and Jobs Act which was enacted on December 22, 2017. In addition, income tax expense was impacted by non-deductible facilitative merger and acquisition costs of $724,000. The increase in the effective tax rate was primarily the result of the revaluation of deferred tax assets. In addition, the Company’s federal tax rate increased from 34% in 2016 to 35% in 2017. See Note 13 for additional information.

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

•	The Company controlled expense growth. Noninterest expense increased $459,000, or 1.6%, to $30.1 million for the year ended December 31, 2017 compared to $29.6 million the prior year. Merger and acquisition costs (M&A costs) of $829,000 were incurred in 2017. These costs were not incurred in 2016 and excluding M&A costs in 2017, noninterest expense was $29.2 million, a decrease of $370,000, or 1.3%, compared to 2016.

During 2017 net operating expense as a percentage of average assets and the efficiency ratio declined (improved) compared to the prior year to 1.89% and 63.37%, respectively for the year ended December 31, 2017 from 2.10% and 67.72%, respectively for the year ended December 31, 2016.

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

Overall credit metrics improved during 2017; this improvement with more modest loan growth of 5.6% (compared to 18.5% in 2016) kept the loan loss provision below the prior year. Net charge-offs of 0.03% of average loans were the lowest since before the financial crisis (2007 was 0.04)%. Nonaccrual loans and OREO decreased $2.2 million to $14.0 million from $16.2 million at December 31, 2016; this is a reduction from 1.21% of assets at December 31, 2016 to 1.00% of assets at December 31, 2017. Although the overall credit trend was positive, the third and fourth quarter of 2017 saw increases to substandard and special mention loans and delinquency. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors, such as concentration to capital factors and increased classified assets. Management believes that the allowance is adequate.

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

The provision for loan losses decreased $1.3 million to $1.0 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2016. The Company’s continued improvement in asset quality as well as slower 2017 loan growth required lower provisioning compared to 2016. During the year ended December 31, 2017, end of period gross loans increased $61.1 million, or 5.6%, to $1,150.0 million compared to an increase of $170.1 million, or 18.5%, to $1,089.0 million at December 31, 2016. Net charge-offs decreased $684,000 from $1.0 million for the year ended December 31, 2016 to $355,000 for the year ended December 31, 2017. Net charge-offs of 0.03% of average loans were the lowest since before the financial crisis (2007 was 0.04)%. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as slower portfolio growth, were offset by increases in other qualitative factors, such as concentration to capital factors and increased classified assets. Overall, these changes resulted in a lower provision for loan losses for the comparable periods. The specific allowance is based on management’s estimate of realizable value for particular loans and has decreased as specific credits have been resolved through a return to performance, charge-offs or additions to OREO. Management believes that the allowance is adequate.

Noninterest Income4

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$157	$289	$(132)	(45.7)%
Gain on sale of assets	47	12	35	291.7%
Net gains on sale of investment securities	175	31	144	464.5%
Income from bank owned life insurance	773	789	(16)	(2.0)%
Service charges	2,595	2,675	(80)	(3.0)%
Gain on sale of loans held for sale	294	-	294	n/a
Total Noninterest Income	$4,041	$3,796	$245	6.5%

Noninterest income increased by $245,000 to $4.0 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016. The increase in income for the year was principally due gains on loans held for sale in 2017 and investment gains, partially offset by a small reduction in service charge and miscellaneous income. The Company sold the guaranteed portion of a U.S. Small Business Administration Loan for proceeds of $2.8 million and recognized a gain of $294,000 during the third quarter of 2017.

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

4 OREO gains of $43,000 for the year ended December 31, 2017 and OREO losses of $436,000 for the year ended December 31, 2016 were reclassified from noninterest income to noninterest expense. OREO related income and expenses are presented in the OREO valuation allowance and expenses financial statement line.

Noninterest Expense5

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Years Ended December 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$16,758	$16,810	$(52)	(0.3)%
Occupancy expense	2,632	2,488	144	5.8%
Advertising	543	647	(104)	(16.1)%
Data processing expense	2,354	2,267	87	3.8%
Professional fees	1,662	1,568	94	6.0%
Merger and acquisition costs	829	-	829	n/a
Depreciation of premises and equipment	786	812	(26)	(3.2)%
Telephone communications	191	174	17	9.8%
Office supplies	119	136	(17)	(12.5)%
FDIC Insurance	638	739	(101)	(13.7)%
OREO valuation allowance and expenses	703	1,297	(594)	(45.8)%
Other	2,839	2,657	182	6.8%
Total Noninterest Expense	$30,054	$29,595	$459	1.6%

	Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salary and employee benefits	$16,758	$16,810	$(52)	(0.3)%
OREO valuation allowance and expenses	703	1,297	(594)	(45.8)%
Merger and acquisition costs	829	-	829	n/a
Operating expenses	11,764	11,488	276	2.4%
Total Noninterest Expense	$30,054	$29,595	$459	1.6%

Noninterest expense averaged just below $7.4 million per quarter during 2016. During 2016, the Company focused on controlling the growth of expenses by streamlining internal processes and reviewing vendor relationships. These efforts resulted in a reduction in nine FTEs, from 171 employees to 162 employees, during the year ended December 31, 2016. The Company’s strategy to create operating leverage through continued asset growth combined with controlling the growth in expenses continued during 2017.

For the year ended December 31, 2017, noninterest expense increased 1.6%, or $459,000, to $29.6 million from $29.6 million for the comparable period in 2016. Noninterest expense averaged $7.5 million per quarter during 2017. Merger and acquisition (M&A)costs of $829,000 were incurred in 2017. These costs were not incurred in 2016 and excluding M&A costs in 2017, noninterest expense was $29.2 million, an decrease of $370,000, or 1.3%, compared to 2016. The Company controlled growth in 2017 in salary and employee benefits, reducing expense $52,000 or 0.3%, compared to the same period in the prior year. The Company’s 2016 total growth in salary and employee benefit costs was 2.7% or $444,000. Other operating expenses increased $276,000 or 2.4% in 2017 compared to $495,000 or 4.5% in 2016. The moderate increase in operating expenses for both years was primarily due to the increased asset size of the Bank, and included the addition of new products and services for commercial customers, increased costs of proxy related activities and the Bank’s increased investment in risk management, including cyber-security and internal audit functions. OREO expenses were less in 2017 compared to the prior year, primarily due to losses on dispositions recognized during 2016.

5 OREO gains of $43,000 for the year ended December 31, 2017 and OREO losses of $436,000 for the year ended December 31, 2016 were reclassified from noninterest income to noninterest expense. OREO related income and expenses are presented in the OREO valuation allowance and expenses financial statement line.

The following is a breakdown to OREO expense for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change
Valuation allowance	$600	$574	$26
Losses (gains) on dispositions	(43)	436	(479)
OREO operating expenses	146	287	(141)
	$703	$1,297	$(594)

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

The Company’s efficiency ratio for the year ended December 31, 2017 and 2016 was 63.37% and 67.72%, respectively. The Company’s net operating expense ratio as a percentage of average assets for the year ended December 31, 2017 and 2016 was 1.89% and 2.10%, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2018 AND 2017

Assets

Total assets increased $283.3 million, or 20.1%, to $1.7 billion at December 31, 2018 compared to total assets of $1.4 billion at December 31, 2017 primarily as a result of the acquisition of County First as well as organic retail deposit growth in the second half of 2018. Cash and cash equivalents increased $17.6 million, or 114.3%, to $33.0 million and total securities increased $53.4 million, or 31.8%, to $220.9 million. Gross loans increased 17.1% or $196.9 million from $1,150.0 million at December 31, 2017 to $1,346.9 million at December 31, 2018 due to the merger as well as $90.0 million or 7.8% growth in the Company’s non-acquired portfolios. The differences in allocations between the cash and investment categories reflect operational needs. The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change

Cash and due from banks	$24,064	$13,315	$10,749	80.7%
Federal funds sold	5,700	-	5,700	n/a
Interest-bearing deposits with banks	3,272	2,102	1,170	55.7%
Securities available for sale (AFS), at fair value	119,976	68,164	51,812	76.0%
Securities held to maturity (HTM), at amortized cost	96,271	99,246	(2,975)	(3.0)%
Equity securities carried at fair value through income	4,428	-	4,428	n/a
Non-marketable equity securities held in other financial institutions	209	121	88	72.7%
FHLB stock - at cost	3,821	7,276	(3,455)	(47.5)%
Net Loans	1,337,129	1,140,615	196,514	17.2%
Goodwill	10,835	-	10,835	n/a
Premises and equipment, net	22,922	21,391	1,531	7.2%
Other real estate owned (OREO)	8,111	9,341	(1,230)	(13.2)%
Accrued interest receivable	4,957	4,511	446	9.9%
Investment in bank owned life insurance	36,295	29,398	6,897	23.5%
Core deposit intangible	2,806	-	2,806	n/a
Net deferred tax assets	6,693	5,922	771	13.0%
Other assets	1,738	4,559	(2,821)	(61.9)%
Total Assets	$1,689,227	$1,405,961	$283,266	20.1%

The acquisition of County First and 2018 organic loan growth shifted the composition of the loan portfolios during 2018 compared to 2017. The overall increase in the commercial real estate portfolio from 63.25% at December 31, 2017 to 65.18% at December 31, 2018 is expected to increase asset sensitivity over time. The relative decrease in residential first mortgage balances is also expected to increase asset interest rate sensitivity in a rising rate environment. The following is a breakdown of the Company’s loan portfolios at December 31, 2018 and December 31, 2017:

BY LOAN TYPE	December 31, 2018%		December 31, 2017%		$ Change	% Change

Commercial real estate	$878,016	65.18%	$727,314	63.25%	$150,702	20.7%
Residential first mortgages	156,709	11.63%	170,374	14.81%	(13,665)	(8.0)%
Residential rentals	124,298	9.23%	110,228	9.58%	14,070	12.8%
Construction and land development	29,705	2.21%	27,871	2.42%	1,834	6.6%
Home equity and second mortgages	35,561	2.64%	21,351	1.86%	14,210	66.6%
Commercial loans	71,680	5.32%	56,417	4.91%	15,263	27.1%
Consumer loans	751	0.06%	573	0.05%	178	31.1%
Commercial equipment	50,202	3.73%	35,916	3.12%	14,286	39.8%
Gross loans	1,346,922	100.00%	1,150,044	100.00%	196,878	17.1%
Net deferred costs (fees)	1,183	0.09%	1,086	0.09%	97	8.9%
Total loans, net of deferred costs	$1,348,105		$1,151,130		$196,975	17.1%

Regulatory concentrations for non-owner occupied commercial real estate and construction at December 31, 2018 and 2017 were $559.3 million or 302.2% and $466.2 million and 309.6%, respectively. Regulatory concentrations for construction at December 31, 2018 and 2017 were $109.7 million or 59.3% and $98.6 million and 65.5%, respectively.

The Bank’s non-acquired loan portfolios increased $90.0 million or 7.8% from $1,150.0 million at December 31, 2017 to $1,240.0 million at December 31, 2018. The following is a breakdown of the Company’s non-acquired loan portfolios at December 31, 2018 and 2017:

Non-Acquired Loan Portfolios

(dollars in thousands)	December 31, 2018%		December 31, 2017%		$ Change	% Change

Commercial real estate	$810,248	65.33%	$727,314	63.25%	$82,934	11.4%
Residential first mortgages	156,243	12.60%	170,374	14.81%	(14,131)	(8.3)%
Residential rentals	105,458	8.50%	110,228	9.58%	(4,770)	(4.3)%
Construction and land development	29,705	2.40%	27,871	2.42%	1,834	6.6%
Home equity and second mortgages	21,703	1.75%	21,351	1.86%	352	1.6%
Commercial loans	70,146	5.66%	56,417	4.91%	13,729	24.3%
Consumer loans	562	0.05%	573	0.05%	(11)	(1.9)%
Commercial equipment	45,970	3.71%	35,916	3.12%	10,054	28.0%
	$1,240,035	100.00%	$1,150,044	100.00%	$89,991	7.8%

Loans consist of the following at December 31, 2018 and 2017:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2018%		December 31, 2017%

Acquired loans - performing	$103,667	7.70%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,220	0.24%	-	0.00%
Total acquired loans	106,887	7.94%	-	0.00%
Non-acquired loans**	1,240,035	92.06%	1,150,044	100.00%
Gross loans	1,346,922	100.00%	1,150,044	100.00%
Net deferred costs (fees)	1,183	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,348,105		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

At December 31, 2018 acquired performing loans, which totaled $103.7 million, included a $1.9 million net acquisition accounting fair market value adjustment, representing a 1.76% “discount;” and PCI loans which totaled $3.2 million, included a $696,000 adjustment, representing a 17.77% “discount.”

Asset Quality

The following tables show asset quality ratios at December 31 2018 and 2017.

(dollars in thousands, except per share amounts)	December 31, 2018	December 31, 2017	$ Change	% Change

SELECTED ASSET QUALITY DATA
Gross loans	$1,346,922	$1,150,044	$196,878	17.1%
Classified assets	40,819	50,298	(9,479)	(18.8)
Allowance for loan losses	10,976	10,515	461	4.4
Nonperforming loans (>=90 Days) (1)	11,110	2,483	8,627	347.4

Non-accrual loans (2)	19,282	4,693	14,589	310.9
Accruing troubled debt restructures (TDRs) (3)	6,676	10,021	(3,345)	(33.4)
Other Real Estate Owned (OREO)	8,111	9,341	(1,230)	(13.2)
Non-accrual loans, OREO and TDRs	$34,069	$24,055	10,014	41.6

SELECTED ASSET QUALITY RATIOS
Average total equity to average total assets	9.30%	7.99%
Classified assets to total assets	2.42	3.58
Classified assets to risk-based capital	21.54	32.10
Allowance for loan losses to total loans	0.81	0.91
Allowance for loan losses to non-accrual loans	56.92	224.06
Net charge-offs to avg. outstanding loans	0.07	0.03
Nonperforming loans to total loans	0.82	0.22
Non-accrual loans to total loans	1.43	0.41
Non-accrual loans and TDRs to total loans	1.93	1.28
Non-accrual loans and OREO to total assets	1.62	1.00
Non-accrual loans, OREO and TDRs to total assets	2.02	1.71

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

Classified assets decreased $9.5 million from $50.3 million at December 31, 2017 to $40.8 million at December 31, 2018 and as a percentage of assets and risk-based capital are the lowest for the periods presented. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2018, 2017, 2016, 2015 and 2014, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 12/31/2018	As of 12/31/2017	As of 12/31/2016	As of 12/31/2015	As of 12/31/2014
Classified loans
Substandard	$32,226	$40,306	$30,463	$31,943	$46,735
Doubtful	-	-	137	861	-
Loss	-	-	-	-	-
Total classified loans	32,226	40,306	30,600	32,804	46,735
Special mention loans	-	96	-	1,642	5,460
Total classified and special mention loans	$32,226	$40,402	$30,600	$34,446	$52,195

Classified loans	32,226	40,306	30,600	32,804	46,735
Classified securities	482	651	883	1,093	1,404
Other real estate owned	8,111	9,341	7,763	9,449	5,883
Total classified assets	$40,819	$50,298	$39,246	$43,346	$54,022

Total classified assets as a percentage of total assets	2.42%	3.58%	2.94%	3.79%	4.99%
Total classified assets as a percentage of Risk Based Capital	21.54%	32.10%	26.13%	30.19%	39.30%

Non-accrual loans and OREO to total assets increased from 1.00% at December 31, 2017 to 1.62% at December 31, 2018. Non-accrual loans, OREO and TDRs to total assets increased from 1.71% at December 31, 2017 to 2.02% at December 31, 2018.

Non-accrual loans increased $14.6 million from $4.7 million at December 31, 2017 to $19.3 million at December 31, 2018. The increase in non-accrual loans during 2018, was largely the result of one well-secured classified relationship of $10.1 million that was placed on non-accrual during the second quarter of 2018. At December 31, 2018, non-accrual loans of $19.3 million included 38 loans, of which $15.3 million, or 79% represented 13 loans and four customer relationships. At December 31, 2018, there were $8.1 million (42)% of non-accrual loans current with all payments of principal and interest with no impairment and $11.2 million (58)% of delinquent non-accrual loans with a total of $978,000 specifically reserved. Some non-accrual loans are current with all payments, but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2017 non-accrual loans decreased $3.0 million due to the foreclosure of a stalled residential development project.

Non-accrual loans at December 31, 2018 and 2017 included one TDR totaling $29,000 and $769,000, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency as a percentage of loans decreased in 2018. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $534,000 from $11.7 million, or 1.02% of loans, at December 31, 2017 to $12.2 million, or 0.91% of loans, at December 31, 2018.

The following is a breakdown by loan classification of the Company’s TDRs at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$5,612	7	$9,273	9
Residential first mortgages	66	1	527	2
Residential rentals	216	1	221	1
Construction and land development	729	2	729	2
Commercial loans	53	1	4	1
Commercial equipment	29	1	36	1
Total TDRs	$6,705	13	$10,790	16
Less: TDRs included in non-accrual loans	(29)	(1)	(769)	(1)
Total performing accrual TDR loans	$6,676	12	$10,021	15

TDRs decreased $4.1 million from $10.8 million at December 31, 2017 to $6.7 million at December 31, 2018. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018 and $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

Performing TDRs as a percentage of outstanding TDRs at December 31, 2018 and 2017 were $6.7 million or 99.6%, and $10.0 million or 92.9%, respectively. Interest income in the amount of $348,000 and $327,000 was recognized on outstanding TDR loans for the years ended December 31, 2018 and 2017, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2018 and 2017 was 5.08% and 4.83%, respectively.

Historical loss experience is tracked over various time horizons for each portfolio segment. The following table provides a five-year trend of net charge-offs as a percentage of average loans.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Average loans	$1,273,164	$1,113,822	$988,288	$874,186	$819,381
Net charge-offs	944	355	1,039	1,374	2,309
Net charge-offs to average loans	0.07%	0.03%	0.11%	0.16%	0.28%

The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2018 and 2017:

	Year Ended
(dollars in thousands)	December 31, 2018	December 31, 2017

Beginning of period	$10,515	$9,860

Charge-offs	(1,217)	(482)
Recoveries	273	127
Net charge-offs	(944)	(355)

Provision for loan losses	1,405	1,010
End of period	$10,976	$10,515

Net charge-offs to average loans	-0.07%	-0.03%

Breakdown of general and specific allowance as a percentage of gross loans	December 31, 2018	December 31, 2017
General allowance	$9,796	$9,617
Specific allowance	1,180	818
	$10,976	$10,435
General allowance	0.73%	0.84%
Specific allowance	0.08%	0.07%
Allowance to gross loans	0.81%	0.91%

Allowance to non-acquired gross loans	0.89%	0.91%

Total acquired loans	106,887	-
Non-acquired loans**	1,240,035	1,150,044
Gross loans	1,346,922	1,150,044

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The provision for loan losses increased $395,000 to $1.4 million for the year ended December 31, 2018 compared to $1.0 million for the year ended December 31, 2017. Net charge-offs increased $589,000 from $355,000 or 0.03% of average loans for the year ended December 31, 2017 to $944,000 or 0.07% of average loans for the year ended December 31, 2018. The allowance for loan loss levels decreased to 0.81% of total loans at December 31, 2018 compared to 0.91% at December 31, 2017, due primarily to the addition of County First loans for which no allowance was provided in accordance with purchase accounting standards. The allowance as a percentage of non-acquired loans decreased two basis points to 0.89% at December 31, 2018 from 0.91% at December 31, 2017. Moderate organic loan growth of 7.8%, charge-offs of 0.07% of average loans and continued improvement in charge-off factors and certain qualitative factors kept the allowance as a percentage of non-acquired loans in line with the prior year.

Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as classified assets, were offset by increases in other qualitative factors, such as a downgrade in economic factors and increased portfolio growth. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a summary roll-forward of OREO activity for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of year	$9,341	$7,763
Additions of underlying property	307	3,634
Disposals of underlying property	(1,005)	(1,456)
Transfers to premises and equipment	-	-
Valuation allowance	(532)	(600)
Balance at end of period	$8,111	$9,341

OREO balances decreased $1.2 million during the year ended December 31, 2018. During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate. The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.

During the year ended December 31, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company recognized net gains on OREO disposals of $43,000 for the year ended December 31, 2017. Disposals consisted of five residential and multiple residential lots totaling $1.5 million. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

Additions to the valuation allowances of $532,000 and $600,000 were taken to adjust properties to current appraised values for the years ended December 31, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At December 31, 2018, greater than 99%, or $215.8 million of the asset-backed securities and bonds issued by GSEs and U.S. Agencies and others were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $162.3 million, at December 31, 2017. Debt securities are evaluated quarterly to determine whether a decline in their value is Other Than Temporary Impairment (“OTTI”). No OTTI charge was recorded for the years ended December 31, 2018 and 2017, respectively. Classified securities decreased $168,000 from $651,000 at December 31, 2017 to $483,000 at December 31, 2018.

Gross unrealized losses on HTM and AFS securities increased from $3.1 million at December 31, 2017 to $5.4 million at December 31, 2018 (see Note 6 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2018 and December 31, 2017 for AFS securities were $2.8 million and $1.7 million, respectively, of amortized cost of $122.5 million and $69.8 million, respectively. Gross unrealized losses at December 31, 2018 and December 31, 2017 for HTM securities were $2.7 million and $1.4 million, respectively, of amortized cost of $96.3 million and $99.2 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 97% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest-bearing deposits	$209,378	$159,844	$49,534	31.0%
Interest-bearing deposits	1,220,251	946,393	273,858	28.9%
Total deposits	1,429,629	1,106,237	323,392	29.2%
Short-term borrowings	35,000	87,500	(52,500)	(60.0)%
Long-term debt	20,436	55,498	(35,062)	(63.2)%
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000	-	0.0%
Subordinated notes - 6.25%	23,000	23,000	-	0.0%
Accrued expenses and other liabilities	14,680	11,769	2,911	24.7%
Total Liabilities	$1,534,745	$1,296,004	$238,741	18.4%

Deposits and Borrowings

Total deposits increased $323.4 million, or 29.2%, to $1,429.6 million at December 31, 2018, compared to $1,106.2 million at December 31, 2017. During the same period, noninterest bearing demand deposits increased $49.5 million, or 31.0%, to $209.4 million (14.7% of total deposits). Transaction deposit accounts increased $328.0 million from $654.6 million (59% of deposits) at December 31, 2017 to $982.6 million (68.7% of deposits) at December 31, 2018. Reciprocal deposits are included in transaction deposits and are used to maximize FDIC insurance available to our customers. Reciprocal deposits increased $142.0 million or 152.9% to $234.9 million at December 31, 2018 compared to $92.9 million at December 31, 2017.

At December 31, 2018 total deposits consisted of $1,376.5 million in retail deposits and $53.1 million in brokered deposits. Retail deposits have increased $389.3 million from $987.2 million at December 31, 2017 to $1,376.5 million at December 31, 2018. During the first quarter of 2018, the Bank increased retail deposits $188.7 million, primarily as a result of the County First acquisition. During the second, third and fourth quarters of 2018 organic transaction deposit growth was $200.6 million. The organic growth of retail deposits and the increased liquidity the Bank has experienced was largely due to the acquisition of municipal relationships. Municipal accounts include treasury and cash management services with blended funding as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. The diversity of products and services safeguard the stability of the relationships. Most of the municipal relationships’ balances are maintained in reciprocal deposits. To ensure available liquidity the Company has enhanced procedures to track municipal deposit concentrations and manage the impact of seasonal balance fluctuations.

At December 31, 2018 the Company has on-balance sheet liquidity of $157.4 million, which consists of cash and cash equivalents, available for sale (“AFS”) securities and equity securities carried at fair value through income. The Company generally does not pledge AFS securities. The Company had $197.6 million in available FHLB lines at December 31, 2018, which does not include any pledged AFS securities. In addition, there was $50.4 million in unpledged held-to-maturity securities available for pledging.

The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Brokered deposits have decreased $65.9 million or 55.4% to $53.1 million at December 31, 2018 compared to $119.0 million at December 31, 2017. Federal Home Loan Bank (“FHLB”) long-term debt and short-term borrowings (“advances”) decreased $87.6 million, or 61.2%, to $55.4 million at December 31, 2018 compared to $143.0 million at December 31, 2017. Wholesale funding, which includes brokered deposits and FHLB advances, decreased $153.4 million from $261.9 million (18.7% of assets) at December 31, 2017 to $108.5 million (6.4% of assets) at December 31, 2018. Cash and the sale of securities from the County First acquisition during the first quarter and the organic retail deposit growth for the balance of the year were used to pay down debt and brokered deposits.

The following is a breakdown of the Company’s deposit portfolio at December 31, 2018 and December 31, 2017:

	December 31,
	2018		2017
(dollars in thousands)	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$209,379	14.65%	$159,844	14.45%	$49,535	31.0%
Interest-bearing:
Demand	437,169	30.58%	215,447	19.48%	221,722	102.9%
Money market deposits	266,160	18.62%	226,351	20.46%	39,809	17.6%
Savings	69,892	4.89%	52,990	4.79%	16,902	31.9%
Certificates of deposit	447,029	31.27%	451,605	40.82%	(4,576)	(1.0)%
Total interest-bearing	1,220,250	85.35%	946,393	85.55%	273,857	28.9%

Total Deposits	$1,429,629	100.00%	$1,106,237	100.00%	$323,392	29.2%

Transaction accounts	$982,600	68.73%	$654,632	59.18%	$327,968	50.1%

Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio decreased to 93.5% at December 31, 2018 from 103.1% at December 31, 2017. For the year ended December 31, 2018 and 2017, the average loan to deposit ratios were 96.6% and 104.0%, respectively. Management is optimistic that increased liquidity, improved funding composition and the ability to migrate available liquidity into higher yielding interest-earning assets will positively impact net interest income and margins during 2019. Management expects some seasonality in deposits that will likely increase the loan to deposit ratio into the low to mid 90s in the first quarter of 2018. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and pay down wholesale funding.

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2018 and 2017, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The following table sets forth information about long-term debt and short-term borrowings for the years indicated. Junior subordinated debentures of $12.0 million and subordinated notes of $23.0 million are not included in the table. For more information on borrowings, see Notes 12, 17 and 18 in the Consolidated Financial Statements.

	At or for the Year Ended December 31,
(dollars in thousands)	2018	2017	2016

Long-term debt
Long-term debt outstanding at end of period	$20,436	$55,498	$65,559
Weighted average rate on outstanding long-term debt	2.84%	2.38%	2.27%
Maximum outstanding long-term debt of any month end	55,493	65,554	65,593
Average outstanding long-term debt	35,684	58,704	60,503
Approximate average rate paid on long-term debt	2.39%	2.24%	2.41%

Short-term borrowings
Short-term borrowings outstanding at end of period	$35,000	$87,500	$79,000
Weighted average rate on short-term borrowings	2.51%	1.34%	0.71%
Maximum outstanding short-term borrowings at any month end	74,000	109,000	79,000
Average outstanding short-term borrowings	42,286	91,797	39,802
Approximate average rate paid on short-term borrowings	1.81%	1.15%	0.49%

Stockholders’ Equity

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change

Common Stock at par of $0.01	$56	$46	$10	21.7%
Additional paid in capital	84,396	48,209	36,187	75.1%
Retained earnings	72,594	63,648	8,946	14.1%
Accumulated other comprehensive loss	(1,846)	(1,191)	(655)	55.0%
Unearned ESOP shares	(718)	(755)	37	(4.9)%
Total Stockholders' Equity	$154,482	$109,957	$44,525	40.5%

Total stockholders’ equity increased $44.5 million, or 40.5%, to $154.5 million at December 31, 2018 compared to $110.0 million at December 31, 2017. This increase primarily resulted from the issuance of 918,526 shares of common stock, valued at $35.6 million (based on the $38.78 per share closing price), as the stock component of the merger consideration paid in the County First acquisition. In addition, stockholders’ equity increased due to net income of $11.2 million and net stock related activities in connection with stock-based compensation and ESOP activity of $544,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $2.2 million, an increase in accumulated other comprehensive losses of $655,000 and repurchases of common stock of $70,000.

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

During the year ended December 31, 2018, $174,000 or 6,061 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 4,244 shares of the Company’s common shares for $137,000 by the Employee Stock Ownership Plan (“ESOP”) during 2018. During the year ended December 31, 2017, $237,000 or 10,157 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 23,503 shares of the Company’s common shares for $823,000 by the Employee Stock Ownership Plan (“ESOP”) during 2017. The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

Common stockholders' equity of $154.5 million at December 31, 2018 resulted in a book value of $27.70 per common share compared to $23.65 at December 31, 2017. The Company’s tangible book value was $25.25 at December 31, 2018. Prior to 2018, the Company had no intangible assets. The Company remains well capitalized at December 31, 2018 with a Tier 1 capital to average assets (leverage ratio) of 9.50% at December 31, 2018 compared to 8.79% at December 31, 2017. The Company’s ratio of tangible common equity to tangible assets increased to 8.41% at December 31, 2018 from 7.82% at December 31, 2017. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.36% at December 31, 2018 compared to 9.51% at December 31, 2017.

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

During the years ended December 31, 2018 and 2017, the Company performed ongoing assessments using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2018 and 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 19 of the Consolidated Financial Statements.

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

At December 31, 2018 and 2017, the Bank had $56.8 million and $65.6 million, respectively, in loan commitments outstanding. In addition, at December 31, 2018 and 2017, the Bank had $21.2 million and $17.9 million, respectively, in letters of credit and approximately $211.5 million and $162.2 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2018 and 2017 totaled $278.8 million or 62.4% and $312.4 million, or 69.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Comparison for the Years Ending December 31, 2018 and 2017

Cash and cash equivalents as of December 31, 2018 totaled $33.0 million, an increase of $17.4 million from the December 31, 2017 total of $15.4 million. Ending cash balances increased compared to the prior year end primarily due to proceeds from the sale of investment securities, the increase in net deposits and cash from the County First acquisition. These increases were partially offset by decreases in total debt outstanding. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the year ended December 31, 2018, all financing activities provided $34.4 million in cash compared to $63.6 million in cash provided for the same period in 2017. The Company used $29.2 million less cash from financing activities compared to the prior year, primarily due to increased deposit growth and partially offset by reductions in net borrowings. Net deposits increased $124.2 million in 2018 compared to $67.4 million in 2017. Long-term debt decreased a net of $35.1 million from $55.5 million at December 31, 2017 to $20.4 million at December 31, 2018 and used $25.0 million more cash in 2018 compared to 2017. Short-term borrowings decreased a net of $52.5 million from $87.5 million at December 31, 2017 to $35.0 million at December 31, 2018. Short-term borrowings used $61.0 million more cash in 2018 compared to 2017. The Company was provided a net increase in cash of $39,000 for stock related activities in 2018 compared to 2017. An increase in unearned ESOP shares was partially offset by no cash provided in 2018 from the exercise of stock options, the repurchases of common stock and an increase in common dividends paid on 2018. During the first quarter of 2018, the Company used cash and the sale of securities acquired in the County First acquisition to pay down wholesale brokered deposits and FHLB debt, which represents the reduction in both deposits and debt. Acquired deposits of approximately $200 million are not included in the cash flow statement.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2018, the level of net cash used in investing decreased to $36.2 million from $69.6 million in 2017. The decrease in cash used of $33.4 million was primarily the result of net increases in cash provided from $32.3 million of cash from the County First acquisition and a decrease in cash used of $8.2 million from loan activities, net increase in cash used of $1.0 million for purchases of premises and equipment, and $7.2 million from securities transactions. The Company’s cash used increased $7.2 million due to net purchases of securities of $12.8 million for the year ended December 31, 2018 compared to $5.6 million for the year ended December 31, 2017. Cash used decreased as principal received on loans in 2018 increased over the prior year comparable period. Principal collected on loans increased $29.4 million from $260.3 million for the year ended December 31, 2017 to $289.7 million for the year ended December 31, 2018. Cash used increased for the funding of loans originated, which increased $21.1 million from $325.2 for the year ended December 31, 2017 to $346.3 million for the year ended December 31, 2018. In addition, increases in the amount of cash used was partially offset by an increase in cash provided of $1.1 million from the sale of assets and OREO.

Operating activities provided cash of $19.4 million for the year ended December 31, 2018 compared to $10.1 million of cash provided for the same period of 2017.

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

During the year ended December 31, 2017, all financing activities provided $63.6 million in cash compared to $182.3 million in cash provided for the same period in 2016. The Company was provided $118.7 million less cash from financing activities compared to the prior year, primarily due to reduced deposit growth and slower growth in net borrowings. Net deposits increased $67.4 million in 2017 compared to $131.9 million in 2016. Long-term debt decreased a net of $10.1 million from $65.6 million at December 31, 2016 to $55.5 million at December 31, 2017 and provided $20.0 million less cash in 2017 compared to 2016. Short-term borrowings increased a net of $8.5 million from $79.0 million at December 31, 2016 to $87.5 million at December 31, 2017. Short-term borrowings provided $34.5 million less cash in 2017 compared to 2016. The Company was provided a net increase in cash of $297,000 for stock related activities in 2017 compared to 2016. Net cash provided in 2017 compared to 2016 from the exercise of stock options, no 2017 repurchases of common stock and a small decrease in common dividends paid on 2017 was partially offset by a net change in unearned ESOP shares due primarily to an increase in ESOP stock purchases in 2017.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America and to general practices within the banking industry, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For a discussion of these agreements, including collateral and other arrangements, see Note 14 in the Consolidated Financial Statements.

For the years ended December 31, 2018 and 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements. The following schedules provide detail of contractual obligations as of December 31, 2018 and 2017:

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2018 (In thousands)

Short-term debt obligations	$35,000	$35,000	$-	$-	$-
Long-term debt obligations	20,436	-	-	20,246	189
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	447,029	278,750	144,270	24,009	-
Operating lease obligations (1)	7,950	663	1,450	1,349	4,488
Purchase Obligations (2)	2,427	2,427	-	-	-
Total	$547,842	$316,840	$145,720	$45,604	$39,677

(1) Payments are for lease of real property.

(2) Represents payments under contract based on average monthly service charges for 2018.

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
At December 31, 2017 (In thousands)

Short-term debt obligations	$87,500	$87,500	$-	$-	$-
Long-term debt obligations	55,498	25,000	10,000	10,302	10,196
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000				12,000
Subordinated notes - 6.25%	23,000				23,000
Time deposits	451,605	312,417	123,384	15,804	-
Operating lease obligations (1)	6,809	747	1,139	904	4,019
Purchase Obligations (2)	4,320	2,129	2,191	-	-
Total	$640,732	$427,793	$136,714	$27,010	$49,215

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over twelve-month and twenty-four month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2018, and 2017, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2018	(8.02)%	(3.73)%	0.79%
December 31, 2017	(1.28)%	(0.54)%	(1.30)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2018	(5.40)%	(1.82)%	16.30%
December 31, 2017	(13.15)%	(6.01)%	18.35%

Item 8. Financial Statements and Supplementary Data

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2018. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The 2018 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 7, 2019	March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of The Community Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019 expressed an unqualified opinion thereon.

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

Gaithersburg, Maryland

March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of The Community Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Community Financial Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of The Community Financial Corporation as of December 31, 2018 and 2017 and for each of the years in the three years ended December 31, 2018, and our report dated March 7, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland

March 7, 2019

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$24,064	$13,315
Federal funds sold	5,700	-
Interest-bearing deposits with banks	3,272	2,102
Securities available for sale (AFS), at fair value	119,976	68,164
Securities held to maturity (HTM), at amortized cost	96,271	99,246
Equity securities carried at fair value through income	4,428	-
Non-marketable equity securities held in other financial institutions	209	121
Federal Home Loan Bank (FHLB) stock - at cost	3,821	7,276
Loans receivable	1,348,105	1,151,130
Less: allowance for loan losses	(10,976)	(10,515)
Net loans	1,337,129	1,140,615
Goodwill	10,835	-
Premises and equipment, net	22,922	21,391
Other real estate owned (OREO)	8,111	9,341
Accrued interest receivable	4,957	4,511
Investment in bank owned life insurance	36,295	29,398
Core deposit intangible	2,806	-
Net deferred tax assets	6,693	5,922
Other assets	1,738	4,559
Total Assets	$1,689,227	$1,405,961
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$209,378	$159,844
Interest-bearing deposits	1,220,251	946,393
Total deposits	1,429,629	1,106,237
Short-term borrowings	35,000	87,500
Long-term debt	20,436	55,498
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Accrued expenses and other liabilities	14,680	11,769
Total Liabilities	1,534,745	1,296,004
Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,577,559 and 4,649,658 shares, respectively	56	46
Additional paid in capital	84,397	48,209
Retained earnings	72,594	63,648
Accumulated other comprehensive loss	(1,847)	(1,191)
Unearned ESOP shares	(718)	(755)
Total Stockholders' Equity	154,482	109,957
Total Liabilities and Stockholders' Equity	$1,689,227	$1,405,961

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Interest and Dividend Income
Loans, including fees	$59,755	$49,611	$44,919
Interest and dividends on investment securities	5,153	3,906	3,108
Interest on deposits with banks	265	53	20
Total Interest and Dividend Income	65,173	53,570	48,047
Interest Expense
Deposits	10,682	5,946	4,695
Short-term borrowings	767	1,057	196
Long-term debt	2,837	3,179	3,251
Total Interest Expense	14,286	10,182	8,142
Net Interest Income	50,887	43,388	39,905
Provision for loan losses	1,405	1,010	2,359
Net Interest Income After Provision For Loan Losses	49,482	42,378	37,546
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	183	157	289
Gain on sale of assets	1	47	12
Net gains on sale of investment securities	-	175	31
Unrealized loss on equity securities	(81)	-	-
Income from bank owned life insurance	902	773	789
Service charges	3,063	2,595	2,675
Gain on sale of loans held for sale	-	294	-
Total Noninterest Income	4,068	4,041	3,796
Noninterest Expense
Salary and employee benefits	19,548	16,758	16,810
Occupancy expense	3,116	2,632	2,488
Advertising	671	543	647
Data processing expense	3,020	2,354	2,267
Professional fees	1,513	1,662	1,568
Merger and acquisition costs	3,625	829	-
Depreciation of premises and equipment	810	786	812
Telephone communications	277	191	174
Office supplies	149	119	136
FDIC Insurance	654	638	739
OREO valuation allowance and expenses	657	703	1,297
Core deposit intangible amortization	784	-	-
Other	3,325	2,839	2,657
Total Noninterest Expense	38,149	30,054	29,595
Income before income taxes	15,401	16,365	11,747
Income tax expense	4,173	9,157	4,416
Net Income	$11,228	$7,208	$7,331

Earnings Per Common Share
Basic	$2.02	$1.56	$1.59
Diluted	$2.02	$1.56	$1.59
Cash dividends paid per common share	$0.40	$0.40	$0.40

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Net Income	$11,228	$7,208	$7,331

Net unrealized holding losses arising during period, net of tax benefit of $242, $41 and $433, respectively	(637)	(62)	(662)

Reclassification adjustment for losses included in net income, net of tax benefit of $0, $3 and $7, respectively	-	(5)	(15)
Comprehensive Income	$10,591	$7,141	$6,654

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2016	$46	$46,809	$53,495	$(251)	$(316)	$99,783

Net Income	-	-	7,331	-	-	7,331
Unrealized holding loss on investment securities net of tax of $440	-	-	-	(677)	-	(677)

Cash dividend at $0.40 per common share	-	-	(1,814)	-	-	(1,814)
Dividend reinvestment	-	47	(47)	-	-	-
Net change in unearned ESOP shares	-	-	-	-	147	147
Repurchase of common stock	-	-	(865)	-	-	(865)
Stock based compensation	-	489	-	-	-	489
Tax effect of the ESOP dividend	-	32	-	-	-	32
Balance at December 31, 2016	$46	$47,377	$58,100	$(928)	$(169)	$104,426

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(continued)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2017	$46	$47,377	$58,100	$(928)	$(169)	$104,426
Net Income	-	-	7,208	-	-	7,208
Unrealized holding loss on investment securities net of tax of $44	-	-	-	(67)	-	(67)
Reclassification due to Accounting Standard Update 2018-02	-	-	196	(196)	-	-

Cash dividend at $0.40 per common share	-	-	(1,804)	-	-	(1,804)
Excess of fair market value over cost of leveraged ESOP shares released	-	110	-	-	-	110
Dividend reinvestment	-	52	(52)	-	-	-
Exercise of stock options	-	155	-	-	-	155
Net change in unearned ESOP shares	-	-	-	-	(586)	(586)
Repurchase of common stock	-	-	-	-	-	-
Stock based compensation	-	515	-	-	-	515
Balance at December 31, 2017	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(continued)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2018	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957
Net Income	-	-	11,228	-	-	11,228
Unrealized holding loss on investment securities net of tax of $242	-	-	-	(637)	-	(637)
Reclassification due to Accounting Standard Update (ASU 2016-01)	-	-	19	(19)	-	-

Cash dividend at $0.40 per common share	-	-	(2,163)	-	-	(2,163)
Excess of fair market value over cost of leveraged ESOP shares released	-	34	-	-	-	34
Dividend reinvestment	-	68	(68)	-	-	-
Shares issued for County First Merger	10	35,612	-	-	-	35,622
Net change in unearned ESOP shares	-	-	-	-	37	37
Repurchase of common stock	-	-	(70)	-	-	(70)
Stock based compensation	-	474	-	-	-	474
Balance at December 31, 2018	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Cash Flows from Operating Activities
Net income	$11,228	$7,208	$7,331
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,405	1,010	2,359
Depreciation and amortization	1,679	1,598	1,544
Loans originated for resale	-	(2,529)	-
Proceeds from sale of loans originated for sale	-	2,823	-
Gain on sale of loans held for sale	-	(294)	-
Net loss (gains) on the sale of OREO	8	(43)	436
Gains on sales of investment securities	-	(175)	(31)
Unrealized loss on equity securities	81	-	-
Gain on sale of assets	(1)	(47)	(12)
Net amortization of premium/discount on investment securities	215	393	509
Net accretion of premiums and discounts	(750)	-	-
Amortization of core deposit intangible	784	-	-
Increase in OREO valuation allowance	532	599	574
Increase in cash surrender value of bank owned life insurance	(898)	(773)	(789)
(Increase) decrease in deferred income tax benefit	(290)	1,887	(555)
Increase in accrued interest receivable	(34)	(532)	(761)
Stock based compensation	474	515	489
Compensation expense due to excess of fair market value over cost of leveraged ESOP shares released	33	110	-
Increase in net deferred loan costs	(96)	(689)	(1,552)
Increase in accrued expenses and other liabilities	1,360	322	1,414
Decrease (increase) in other assets	3,670	(1,281)	1,959
Net Cash Provided by Operating Activities	19,400	10,102	12,915

Cash Flows from Investing Activities
Purchase of AFS investment securities	(66,137)	(26,251)	(31,312)
Proceeds from redemption or principal payments of AFS investment securities	8,881	7,110	5,653
Purchase of HTM investment securities	(11,130)	(13,135)	(24,504)
Proceeds from maturities or principal payments of HTM investment securities	16,995	18,048	23,564
Proceeds from sale of HTM investment securities	-	4,947	710
Proceeds from sale of AFS investment securities	34,919	3,702	6,546
Net decrease (increase) of FHLB and FRB stock	3,659	(41)	(303)
Loans originated or acquired	(346,321)	(325,155)	(411,564)
Principal collected on loans	289,690	260,303	234,587
Purchase of premises and equipment	(1,777)	(779)	(3,970)
Proceeds from sale of OREO	996	1,300	3,423
Acquisition net cash acquired	32,287	-	-
Proceeds from disposal of asset	1,748	387	2,044

Net Cash Used in Investing Activities	(36,190)	(69,564)	(195,126)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Cash Flows from Financing Activities
Net increase in deposits	$124,169	$67,412	$131,925
Proceeds from long-term debt	20,000	10,000	15,000
Payments of long-term debt	(55,064)	(20,061)	(5,058)
Net (decrease) increase in short term borrowings	(52,500)	8,500	43,000
Exercise of stock options	-	155	-
Dividends paid	(2,163)	(1,804)	(1,814)
Net change in unearned ESOP shares	37	(586)	147
Repurchase of common stock	(70)	-	(865)
Net Cash Provided by Financing Activities	34,409	63,616	182,335
Increase in Cash and Cash Equivalents	$17,619	$4,154	$124

Cash and Cash Equivalents - January 1	15,417	11,263	11,139
Cash and Cash Equivalents - December 31	$33,036	$15,417	$11,263

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$14,246	$10,001	$7,993
Income taxes	$3,494	$7,435	$5,325

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$387	$203	$575
Transfer from loans to OREO	$307	$3,634	$3,120
Financed amount of sale of OREO	$-	$200	$2,176
Transfer of OREO to premises and equipment	$-	$-	$372
Transfer from premises and equipment to premises and equipment held for sale	$-	$-	$345

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$192,259	$-	$-
Liabilities assumed in business combination	$200,660	$-	$-

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

Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation. Following our adoption of ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, the Company accounts for its investment in equity securities with a readily determinable fair value with unrealized gains and losses included in earnings. $19,000 was reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Retained Earnings.

The Company adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” for the year ended December 31, 2017. In accordance with ASU 2018-02, we elected to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes), from accumulated other comprehensive income to retained earnings.

Additionally, OREO gains of $43,000 for the year ended December 31, 2017 and OREO losses of $436,000 for the year ended December 31, 2016 were reclassified from noninterest income to noninterest expense. OREO related income and expenses are presented in the OREO valuation allowance and expenses financial statement line.

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

The Bank is headquartered in Southern Maryland with 12 branches located in Maryland and Virginia. The Bank is a wholly owned subsidiary of The Community Financial Corporation (the “Company”). The Bank’s branches are located in Waldorf (two branches), Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.

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

Use of Estimates

In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of OREO, the valuation of goodwill and deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the Fredericksburg area of Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Notes 6 and 7 discuss the types of securities and loans held by the Company. The Company does not have significant concentration in any one customer or industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2018, 2017, and 2016. Securities not classified as held to maturity or trading securities are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses included in noninterest income in the consolidated statements of income.

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

The Company exited the residential mortgage origination line of business in April 2015 for individual owner occupied residential first mortgages and established third party sources to supply its residential whole loan portfolio. The Company continues to underwrite loans for non-owner occupied residential rental properties. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2018 and 2017, respectively., and sold no 1-4 family residential mortgage loans for the year ended December 31, 2018.

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

The allowance for loan losses consists of a general and a specific component. The general component is based upon historical loss experience and a review of qualitative risk factors by portfolio segment (See Note 7 for a description of portfolio segments). The historical loss experience factor is tracked over various time horizons for each portfolio segment. The Company considers qualitative factors in addition to the loss experience factor. These include trends by portfolio segment in charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative factors also include an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.

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

If a specific loan is deemed to be impaired, it is evaluated for impairment. Impairment is measured on a loan-by-loan basis by the fair value of the collateral, if the loan is collateral dependent. An allowance is established when the collateral value of the impaired loan is lower than carrying value of the loan.

TDRs are loans that have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the debt is refinanced and considered unimpaired. All TDRs are considered impaired and are evaluated for impairment on a loan-by-loan basis. The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.

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

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or estimated fair value less the cost to sell. Based on updated valuations, the Bank has the ability to reverse a valuation allowance that was recorded subsequent to the initial carrying value up to the amount of the initial recorded carrying value (initial cost basis). Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense. Gains or losses on disposition are included in noninterest expense.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually in the fourth quarter or on an interim basis if an event occurs or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 2 – Business Combinations and Goodwill.

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 2 - Business Combinations and Goodwill.

Business Combinations

Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. The Company determines the fair values of loans, core deposit intangible, and deposits with the assistance of a third-party vendor.

Loans acquired in business combinations are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between purchase credit impaired (“PCI”) loans (ASC 310-30) and Non-PCI loans (ASC-310-20) and are recorded at fair value without the carryover of the related allowance for loan losses. For PCI loans, the excess of expected cash flows above the fair value will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-30. For Non-PCI loans, the total discount/premium will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

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

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and all subsequent ASUs that modified ASU 2014-09, which have been codified in ASC Topic 606. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Adoption of the amendments to the revenue recognition principles, did not materially change our accounting policies

Comprehensive Income

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

The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Effective January 1, 2018, the Company adopted the new standard. The Company’s revenue streams that are in-scope from the update include: financed OREO sales; service charges on deposit accounts, including ATM fees, overdraft fees and wealth management income. Our revenue from customer contracts are fees assessed and collected as the transaction occurs. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 became effective for us on January 1, 2018. Upon adoption, the new pronouncement did not have a significant impact on our consolidated statements of income as we had only one equity security that was valued at $4.4 million on January 1, 2018. At December 31, 2018, the exit price observations for the loan portfolio were determined with the assistance from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.

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

ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs.

Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities of approximately $8-$11 million. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for Purchase Credit Impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company has formed a CECL committee with representation from various departments. The committee has selected a third-party vendor solution to assist us in the application of the ASU 2016-13. The committee is currently working through the implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The adoption of the ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The committee is continuing to evaluate the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the company’s consolidated financial statements.

ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. This new standard will be effective for us beginning January 1, 2020. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

ASU 2016-15 – Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not to have a material impact on the company's consolidated financial statements.

ASU 2016-16 - Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-01 - Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements as the transaction to acquire County First Bank was already clearly within the scope of ASC 805 Business Combinations.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on our financial statements.

ASU 2017-05 - Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

ASU 2017-09 - Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220) On December 22, 2017, the Tax Cuts and Job Act (Tax Act) was signed into law. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within accumulated other comprehensive income (loss) not reflecting the appropriate tax rate. This ASU allows stranded tax effects resulting from the Tax Act to be reclassified from accumulated other comprehensive income (loss) to retained earnings. The Company early adopted this guidance during the quarter ended December 31, 2017, resulting in a reclassification of $196,000 from accumulated other comprehensive loss to retained earnings to adjust the tax effect of items within accumulated other comprehensive loss to reflect the newly enacted federal corporate income tax rate. Refer to Note 3, Accumulated Other Comprehensive Income, for additional information.

ASU 2018-07 - Compensation-Stock Compensation (Topic 718). The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

ASU 2018-11 - Leases - Targeted Improvements. This ASU provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company elected both transition options.

ASU 2018-13 - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION AND INTANGBLE ASSETS

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

County First Bank

On January 1, 2018, the Company completed its merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of County First issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.9543 shares of Company common stock and $2.20 in cash (the “Merger Consideration”). The $2.20 in cash represents the sum of (a) $1.00 in cash consideration (the “Cash Consideration”) plus (b) $1.20 in Contingent Cash Consideration that was determined before the completion of the Merger in accordance with the terms of the Merger Agreement. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million.

County First had five branch offices in La Plata, Waldorf, New Market, Prince Frederick and California, Maryland. The Bank kept the La Plata branch open and consolidated the remaining four branches with legacy Community Bank of the Chesapeake branch offices in May of 2018.

The assets acquired, and liabilities assumed from County First were recorded at their fair value as of the closing date of the merger. Goodwill of $10.3 million was recorded at the time of the acquisition. As a result of refinements to the fair value mark on fixed assets, and deferred taxes, goodwill as indicated below is $10.8 million at December 31, 2018 which is an increase of $558,236 from the goodwill estimated at the time of acquisition.

(dollars in thousands)	As Recorded by County First	Fair Value and Other Merger Related Adjustments	As Recorded by the Company

Consideration Paid
Cash			$2,122
Common shares issued			35,620
Fair Value of Total Consideration Transferred			$37,742

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$34,409	$-	$34,409
Securities	38,861	(659)	38,202
Loans, net of allowance	142,404	(1,654)	140,750
Premises and equipment	2,980	181	3,161
Core deposit intangibles	-	3,590	3,590
Interest receivable	513	(12)	501
Bank owned life insurance	6,275	-	6,275
Deferred tax asset	639	(426)	213
Other assets	586	-	586
Total assets acquired	$226,667	$1,020	$227,687

Deposits	$199,210	$18	$199,228
Other liabilities	1,449	103	1,552
Total liabilities assumed	$200,659	$121	$200,780
Net identifiable assets acquired	$26,008	$899	$26,907

Goodwill resulting from acquisition			$10,835

The Company recognized core deposit intangible assets of $3.6 million with the acquisition of County First Bank. Core deposit intangible is amortized on an accelerated basis over its estimated life of 8 years. Amortization expense related to intangible assets totaled $784,000 for the year ended December 31, 2018.

Acquired intangible assets subject to amortization were as follows at year end:

	As of December 31, 2018			As of December 31, 2017
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Core deposit intangibles	$3,590	$(784)	$2,806	$-	$-	$-

Estimated amortization expense for each of the next five years:

(dollars in thousands)
2019	$688
2020	591
2021	495
2022	398
2023	302
$2,474

The following table presents certain pro forma information as if County First Bank had been acquired on January 1, 2017. These results combine the historical results of County First in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. Merger and acquisition costs of $3.6 million (pre-tax) are included in the Company’s consolidated statements of income for the year ended December 31, 2018. There are no assumptions about what merger related costs would have been in the proforma information below, only actual expenses are included in net income. Furthermore, additional expenses related to systems conversions and other costs of integration were recorded during 2018. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

Proforma Results for the Years Ended December 31, 2017

(dollars in thousands, except per share amounts)	The Community Financial Corporation Actual	County First Actual	Proforma December, 2017	Actual Results Year Ended December 31, 2018

Total revenues (net interest income plus noninterest income)	$47,429	$8,812	$56,241	$54,955
Net income	7,208	926	8,134	11,228
Basic earnings per common share	$1.56	$1.01	$1.47	$2.02

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the years ended December 31, 2018, 2017 and 2016.  Reclassification adjustments are recorded in non-interest income.

Years Ended	December 31, 2018			December 31, 2017			December 31, 2016
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$(879)	$(242)	$(637)	$(103)	$(41)	$(62)	$(1,095)	$(433)	$(662)
Reclassification adjustments	-	-	-	(8)	(3)	(5)	(22)	(7)	(15)
Other comprehensive (loss) income	$(879)	$(242)	$(637)	$(111)	$(44)	$(67)	$(1,117)	$(440)	$(677)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(1,191)	$(928)	$(251)
Other comprehensive gains (losses), net of tax before reclassifications	(637)	(62)	(662)
Amounts reclassified from accumulated other comprehensive loss	-	(5)	(15)
Net other comprehensive (loss) income	(637)	(67)	(677)
Reclassification due to Accounting Standard Updates (ASU 2016-01 & 2018-02)	(19)	(196)	-
End of period	$(1,847)	$(1,191)	$(928)

Following our adoption of ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, the Company accounts for its investment in equity securities with a readily determinable fair value with unrealized gains and losses included in earnings. $19,000 was reclassified from AOCI into Retained Earnings.

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

NOTE 4 - EARNINGS PER SHARE

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

As of December 31, 2018, 2017 and 2016, there were 0, 0 and 15,081 options, respectively, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Years Ended
	December 31,
(dollars in thousands)	2018	2017	2016
Net Income	$11,228	$7,208	$7,331

Average number of common shares outstanding	5,550,510	4,627,776	4,599,502
Dilutive effect of common stock equivalents	-	1,452	-
Average number of shares used to calculate diluted EPS	5,550,510	4,629,228	4,599,502

Earnings Per Common Share
Basic	$2.02	$1.56	1.59
Diluted	2.02	1.56	1.59

NOTE 5 -RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2018 and 2017, these reserve balances amounted to $1.3 million and $915,000, respectively.

NOTE 6 – SECURITIES

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$7,641	$1	$281	$7,361
Residential Collateralized Mortgage Obligations ("CMOs")	102,411	199	1,870	100,740
U.S. Agency	12,472	9	606	11,875
Total securities available for sale	$122,524	$209	$2,757	$119,976

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,948	$75	$756	$25,267
Residential CMOs	52,375	64	1,360	51,079
U.S. Agency	10,508	7	404	10,111
Asset-backed securities issued by Others:
Residential CMOs	482	-	41	441
Callable GSE Agency Bonds	5,009	-	110	4,899
Certificates of Deposit Fixed	950	-	-	950
U.S. government obligations	999	-	1	998
Total securities held to maturity	$96,271	$147	$2,672	$93,745

Equity securities carried at fair value through income
CRA investment fund	$4,428	$-	$-	$4,428
Non-marketable equity securities
Other equity securities	$209	$-	$-	$209

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,265	$-	$178	$7,087
Residential CMOs	45,283	12	1,158	44,137
U.S. Agency	12,863	-	346	12,517
Bond mutual funds	4,397	26	-	4,423
Total securities available for sale	$69,808	$38	$1,682	$68,164

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$29,113	$135	$261	$28,987
Residential CMOs	54,805	62	845	54,022
U.S. Agency	8,660	-	235	8,425
Asset-backed securities issued by Others:
Residential CMOs	651	-	52	599
Callable GSE Agency Bonds	5,017	-	43	4,974
U.S. government obligations	1,000	-	-	1,000
Total securities held to maturity	$99,246	$197	$1,436	$98,007

Non-marketable equity securities
Other equity securities	$121	$-	$-	$121

At December 31, 2018, and 2017 securities with an amortized cost of $41.3 million and $31.5 million were pledged to secure certain customer deposits. At December 31, 2018, and 2017 securities with an amortized cost of $3.3 million and $4.0 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At December 31, 2018, and 2017 greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.37 years and 4.74 years and average duration of 3.86 years and 4.22 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.88 years and 4.39 years and average duration of 4.25 years and 4.95 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during for the years ended December 31, 2018, 2017 and 2016.

During the year ended December 31, 2018, there was no sales of securities. During the year ended December 31, 2017, the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively. During the year ended December 31, 2016 the Company recognized net gains on the sale of securities of $31,000. The Company sold five AFS securities with aggregate carrying values of $6.5 million and one HTM security with a carrying value of $698,000, recognizing gains of $23,000 and $8,000, respectively.

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

AFS Securities

Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 were as follows:

December 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$30,095	$163	$54,846	$2,594	$84,941	$2,757
	$30,095	$163	$54,846	$2,594	$84,941	$2,757

December 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$24,571	$328	$38,428	$1,354	$62,999	$1,682
	$24,571	$328	$38,428	$1,354	$62,999	$1,682

At December 31, 2018, and 2017 the AFS investment portfolio had an estimated fair value of $120.0 million and $68.3 million, of which $84.9 million and $63.0 million of the securities had some unrealized losses from their amortized cost respectively.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At December 31, 2018, and 2017 total unrealized losses on the portfolio were $2.8 million and $1.7 million of the portfolio amortized cost of $122.5 million and $65.4 million, respectively. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.32 years and 4.71 years and an average duration of 3.83 years and 4.20 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 were as follows:

December 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$6,955	$38	$70,752	$2,483	$77,707	$2,521
Callable GSE Agency Bonds	-	-	4,899	110	4,899	110
Asset-backed securities issued by Others	-	-	441	41	441	41
	$6,955	$38	$76,092	$2,634	$83,047	$2,672

December 31, 2017	Less Than 12		More Than 12
	Months		Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$36,607	$254	$45,119	$1,130	$81,726	$1,384
Asset-backed securities issued by Others	-	-	599	52	599	52
	$36,607	$254	$45,718	$1,182	$82,325	$1,436

At December 31, 2018, and 2017 the HTM investment portfolio had an estimated fair value of $93.7 million and $98.0 million, of which $83.0 million and $82.3 million of the securities had some unrealized losses from their amortized cost, respectively. Of these securities, $82.6 million and $81.7 million were asset-backed securities issued by GSEs and U.S. Agencies, and the remaining $441,000 and $599,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At December 31, 2018, and 2017 total unrealized losses on the portfolio were $2.7 million and $1.4 million of the portfolio amortized cost of $94.8 million and $98.6 million, respectively. The securities with unrealized losses had an average life of 4.88 years and 5.02 years and an average duration of 4.26 years and 4.43 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. At December 31, 2018, and 2017 total unrealized losses on the asset-backed securities issued by others were $41,000 and $52,000 of the portfolio amortized cost of $482,000 and $651,000, respectively. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.01 years and 3.20 years and an average duration of 2.33 years and 2.66 years.

Maturities

The amortized cost and estimated fair value of debt securities at December 31, 2018 by contractual maturity, are shown below. The Company has allocated the asset-backed securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2018	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year
U.S. government obligations	$-	$-	$999	$999

Asset-backed securities & U.S. Agencies
Within one year	19,719	19,309	19,862	23,965
Over one year through five years	59,732	58,490	41,013	37,408
Over five years through ten years	33,788	33,085	22,422	20,451
After ten years	9,285	9,092	11,975	10,922
Total asset-backed securities	122,524	119,976	95,272	92,746
	$122,524	$119,976	$96,271	$93,745

Credit Quality of Asset-Backed Securities

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM asset-backed securities issued by GSEs and U.S. Agencies and others or bonds issued by GSEs or U.S. government agencies at December 31, 2018 and 2017 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2018		December 31, 2017
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$215,764	AAA	$162,336
BB	483	BB	651
B+	-	B+	-
Total	$216,247	Total	$162,987

NOTE 7 – LOANS

Loans consist of the following:

	December 31, 2018				December 31, 2017
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	Total	% of Gross Loans

Commercial real estate	$1,785	$876,231	$878,016	65.18%	$727,314	63.25%
Residential first mortgages	466	156,243	156,709	11.63%	170,374	14.81%
Residential rentals	897	123,401	124,298	9.23%	110,228	9.58%
Construction and land development	-	29,705	29,705	2.21%	27,871	2.42%
Home equity and second mortgages	72	35,489	35,561	2.64%	21,351	1.86%
Commercial loans	-	71,680	71,680	5.32%	56,417	4.91%
Consumer loans	-	751	751	0.06%	573	0.05%
Commercial equipment	-	50,202	50,202	3.73%	35,916	3.12%
Gross loans	3,220	1,343,702	1,346,922	100.00%	1,150,044	100.00%
Net deferred costs (fees)	-	1,183	1,183	0.09%	1,086	0.09%
Total loans, net of deferred costs	$3,220	$1,344,885	$1,348,105		$1,151,130
Less: allowance for loan losses	-	(10,976)	(10,976)	-0.81%	(10,515)	-0.91%
Net loans	$3,220	$1,333,909	$1,337,129		$1,140,615

**All other loans include acquired Non-PCI pools.

At December 31, 2018 and 2017, the Bank’s allowance for loan losses totaled $11.0 million and $10.5 million, or 0.81% and 0.91%, respectively, of loan balances. Allowance for loan loss percentage levels decreased in 2018, primarily due to the addition of County First loans, after consummation of the legal merger on January 1, 2018, for which no allowance was provided for in accordance with purchase accounting standards. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan costs of $1.2 million at December 31, 2018 included net deferred fees paid by customers of $3.1 million offset by net deferred costs of $4.3 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs. Net deferred loan costs of $1.1 million at December 31, 2017 included net deferred fees paid by customers of $2.8 million offset by net deferred costs of $3.9 million.

Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis, Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At December 31, 2018 and 2017, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.9% and 6.2% of the CRE portfolio at December 31, 2018 and 2017, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the years ended December 31, 2018 and 2017, the Bank purchased residential first mortgages of $11.0 million and $25.5 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $54.2 million or 4.0% of total gross loans of $1.35 billion at December 31, 2018 compared to $56.9 million or 5.0% of total gross loans of $1.15 billion at December 31, 2017.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of December 31, 2018 and 2017, $96.6 million and $85.0 million, respectively, were 1-4 family units and $27.7 million and $25.2 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $97.4 million or 7.2% of total gross loans of $1.35 billion at December 31, 2018 compared to $93.4 million or 8.1% of total gross loans of $1.15 billion at December 31, 2017.

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

Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
(dollars in thousands)	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$8,474	11	$6,158	6	$14,632	17
Residential first mortgages	146	1	1,228	4	1,374	5
Residential rentals	260	2	703	3	963	5
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	147	2	-	-	147	2
Commercial loans	866	2	-	-	866	2
Consumer loans	-	-	-	-	-	-
Commercial equipment	1,259	5	41	2	1,300	7
	$11,152	23	$8,130	15	$19,282	38

	December 31, 2017
(dollars in thousands)	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans

Commercial real estate	$1,148	4	$839	3	$1,987	7
Residential first mortgages	478	3	507	1	985	4
Residential rentals	84	1	741	3	825	4
Construction and land development	-	-	-	-	-	-
Home equity and second mortgages	134	3	123	1	257	4
Commercial loans	172	2	-	-	172	2
Consumer loans	-	-	-	-	-	-
Commercial equipment	467	3	-	-	467	3
	$2,483	16	$2,210	8	$4,693	24

Non-accrual loans increased $14.6 million from $4.7 million or 0.41% of total loans at December 31, 2017 to $19.3 million or 1.43% of total loans at December 31, 2018. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At December 31, 2018, non-accrual loans of $19.3 million included 38 loans, of which $15.3 million, or 79% represented 13 loans and four customer relationships. At December 31, 2017, non-accrual loans of $4.7 million included 24 loans, of which $3.3 million, or 71% represented 10 loans and five customer relationships. During the year ended December 31, 2018, non-accrual loans increased $14.6 million primarily as a result of one well-secured classified relationship of $10.1 million that was placed on non-accrual during the second quarter of 2018. At December 31, 2018, there were $8.1 million (42%) of non-accrual loans current with all payments of principal and interest with no impairment and $11.2 million (58%) of delinquent non-accrual loans with a total of $978,000 specifically reserved.

Non-accrual loans at December 31, 2018 and 2017 included one TDR totaling $29,000 and $769,000, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $534,000 from $11.7 million, or 1.02% of loans, at December 31, 2017 to $12.2 million, or 0.91% of loans, at December 31, 2018.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $17.4 million and $3.8 million at December 31, 2018 and 2017, respectively. Interest due but not recognized on these balances at December 31, 2018 and 2017 was $456,000 and $85,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.9 million and $876,000 at December 31, 2018 and 2017, respectively. Interest due but not recognized on these balances at December 31, 2018 and 2017 was $81,000 and $100,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of December 31, 2018 and 2017 was as follows:

	December 31, 2018
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$677	$8,474	$9,151	$1,785	$867,080	$878,016
Residential first mortgages	-	66	146	212	466	156,031	156,709
Residential rentals	13	53	247	313	897	123,088	124,298
Construction and land dev.	-	-	-	-	-	29,705	29,705
Home equity and second mtg.	266	-	147	413	72	35,076	35,561
Commercial loans	-	-	866	866	-	70,814	71,680
Consumer loans	1	4	-	5	-	746	751
Commercial equipment	25	29	1,230	1,284	-	48,918	50,202
Total	$305	$829	$11,110	$12,244	$3,220	$1,331,458	$1,346,922

	December 31, 2017
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$-	$6,711	$1,148	$7,859	$-	$719,455	$727,314
Residential first mortgages	-	68	478	546	-	169,828	170,374
Residential rentals	-	207	84	291	-	109,937	110,228
Construction and land dev.	-	-	-	-	-	27,871	27,871
Home equity and second mtg.	19	18	134	171	-	21,180	21,351
Commercial loans	892	299	172	1,363	-	55,054	56,417
Consumer loans	-	1	-	1	-	572	573
Commercial equipment	1,012	-	467	1,479	-	34,437	35,916
Total	$1,923	$7,304	$2,483	$11,710	$-	$1,138,334	$1,150,044

There were no loans greater than 90 days still accruing interest at December 31, 2018 and 2017, respectively.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at December 31, 2018 and 2017 were as follows:

	December 31, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$27,835	$24,515	$3,025	$27,540	$326	$27,833	$1,275
Residential first mortgages	2,527	2,527	-	2,527	-	2,573	126
Residential rentals	1,745	1,745	-	1,745	-	1,792	85
Construction and land dev.	729	729	-	729	-	729	45
Home equity and second mtg.	294	288	-	288	-	291	13
Commercial loans	2,762	1,888	863	2,751	700	2,804	118
Consumer loans	1	-	1	1	1	1	-
Commercial equipment	1,315	1,121	178	1,299	153	1,354	31
Total	$37,208	$32,813	$4,067	$36,880	$1,180	$37,377	$1,693

	December 31, 2017
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized

Commercial real estate	$33,180	$30,921	$2,008	$32,929	$370	$33,575	$1,379
Residential first mortgages	2,455	1,978	459	2,437	2	2,479	91
Residential rentals	2,389	1,981	395	2,376	18	2,432	111
Construction and land dev.	729	-	729	729	163	729	26
Home equity and second mtg.	317	317	-	317	-	318	12
Commercial loans	3,010	2,783	168	2,951	168	3,048	137
Commercial equipment	1,538	1,048	467	1,515	303	1,578	73
Total	$43,618	$39,028	$4,226	$43,254	$1,024	$44,159	$1,829

TDRs, included in the impaired loan schedules above, as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$5,612	7	$9,273	9
Residential first mortgages	66	1	527	2
Residential rentals	216	1	221	1
Construction and land development	729	2	729	2
Commercial loans	53	1	4	1
Commercial equipment	29	1	36	1
Total TDRs	$6,705	13	$10,790	16
Less: TDRs included in non-accrual loans	(29)	(1)	(769)	(1)
Total performing accrual TDR loans	$6,676	12	$10,021	15

TDRs decreased $4.1 million from $10.8 million at December 31, 2017 to $6.7 million at December 31, 2018. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018 and $413,000 on seven TDRs totaling $3.0 million at December 31, 2017. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

During the year ended December 31, 2017, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $3.9 million, of which $3.0 million related to the foreclosure of the stalled residential development project. TDR loan principal curtailment was $385,000 for the year ended December 31, 2017. There were no TDRs added during the year ended December 31, 2017.

Performing TDRs as a percentage of outstanding TDRs at December 31, 2018 and 2017 were $6.7 million or 99.6%, and $10.0 million or 92.9%, respectively. Interest income in the amount of $348,000 and $327,000 was recognized on outstanding TDR loans for the years ended December 31, 2018 and 2017, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2018 and 2017 was 5.08% and 4.83%, respectively.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2018, 2017 and 2016, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Commercial real estate	$6,451	$(268)	$10	$689	$6,882
Residential first mortgages	1,144	(115)	-	(274)	755
Residential rentals	512	(84)	-	70	498
Construction and land development	462	-	-	(152)	310
Home equity and second mortgages	162	(7)	18	(40)	133
Commercial loans	1,013	(94)	189	374	1,482
Consumer loans	7	(2)	-	1	6
Commercial equipment	764	(647)	56	737	910
	$10,515	$(1,217)	$273	$1,405	$10,976

Purchase Credit Impaired**	$-	$-	$-	$-	$-

** There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

Year Ended	December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$5,212	$(217)	$63	$1,393	$6,451
Residential first mortgages	1,406	-	-	(262)	1,144
Residential rentals	362	(42)	-	192	512
Construction and land development	941	(26)	-	(453)	462
Home equity and second mortgages	138	(14)	1	37	162
Commercial loans	794	(13)	1	231	1,013
Consumer loans	3	(2)	-	6	7
Commercial equipment	1,004	(168)	62	(134)	764
	$9,860	$(482)	$127	$1,010	$10,515

Year Ended	December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$3,465	$-	$58	$1,689	$5,212
Residential first mortgages	584	-	-	822	1,406
Residential rentals	538	(14)	-	(162)	362
Construction and land development	1,103	(526)	1	363	941
Home equity and second mortgages	142	-	5	(9)	138
Commercial loans	1,477	(594)	18	(107)	794
Consumer loans	2	(1)	-	2	3
Commercial equipment	1,229	(34)	48	(239)	1,004
	$8,540	$(1,169)	$130	$2,359	$9,860

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2018 and 2017, respectively.

	December 31, 2018				December 31, 2017
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Loan Receivables:
Commercial real estate	$27,540	$848,691	$1,785	$878,016	$32,929	$694,385	$727,314
Residential first mortgages	2,527	153,716	466	156,709	2,437	167,937	170,374
Residential rentals	1,745	121,656	897	124,298	2,376	107,852	110,228
Construction and land development	729	28,976	-	29,705	729	27,142	27,871
Home equity and second mortgages	288	35,201	72	35,561	317	21,034	21,351
Commercial loans	2,751	68,929	-	71,680	2,951	53,466	56,417
Consumer loans	1	750	-	751	-	573	573
Commercial equipment	1,299	48,903	-	50,202	1,515	34,401	35,916
	$36,880	$1,306,822	$3,220	$1,346,922	$43,254	$1,106,790	$1,150,044

Allowance for loan losses:
Commercial real estate	$326	$6,556	$-	$6,882	$370	$6,081	$6,451
Residential first mortgages	-	755	-	755	2	1,142	1,144
Residential rentals	-	498	-	498	18	494	512
Construction and land development	-	310	-	310	163	299	462
Home equity and second mortgages	-	133	-	133	-	162	162
Commercial loans	700	782	-	1,482	168	845	1,013
Consumer loans	1	5	-	6	-	7	7
Commercial equipment	153	757	-	910	303	461	764
	$1,180	$9,796	$-	$10,976	$1,024	$9,491	$10,515

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

Credit Quality Indicators

Credit quality indicators as of December 31, 2018 and 2017 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Unrated	$112,280	$75,581	$2,172	$1,775	$37,478	$28,428
Pass	741,037	619,604	26,805	25,367	85,551	80,279
Special mention	-	-	-	-	-	-
Substandard	24,699	32,129	728	729	1,269	1,521
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$878,016	$727,314	$29,705	$27,871	$124,298	$110,228

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Unrated	$19,157	$14,356	$15,373	$10,856	$186,460	$130,996
Pass	49,828	39,118	33,685	23,581	936,906	787,949
Special mention	-	-	-	-	-	-
Substandard	2,695	2,943	1,144	1,479	30,535	38,801
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$71,680	$56,417	$50,202	$35,916	$1,153,901	$957,746

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Unrated	$146,889	$152,616	$333,349	$283,612
Pass	44,441	38,081	981,347	826,030
Special mention	-	96	-	96
Substandard	1,691	1,505	32,226	40,306
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$193,021	$192,298	$1,346,922	$1,150,044

** Non-commercial portfolios are generally evaluated based on payment activity, but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).

Credit Risk Profile Based on Payment Activity (Non-Commercial Portfolios)

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Performing	$156,563	$169,896	$35,414	$21,217	$751	$573
Nonperforming	146	478	147	134	-	-
Total	$156,709	$170,374	$35,561	$21,351	$751	$573

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

Purchased Credit-Impaired Loans and Acquired Loans

PCI loans had an unpaid principal balance of $3.9 million and a carrying value of $3.2 million at December 31, 2018. PCI loans represented 0.19% of total assets at December 31, 2018. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquisition. In conjunction with the acquisition of County First, the PCI loan portfolio was accounted for at fair value as follows:

(dollars in thousands)	January 1, 2018

Contractual principal and interest at acquisition	$6,126
Nonaccretable difference	(1,093)
Expected cash flows at acquisition	5,033
Accretable yield	(516)
Basis in PCI loans at acquisition - estimated fair value	$4,517

A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2018 follows:

Year Ended
(dollars in thousands)	December 31, 2018
Accretable yield, beginning of period	$-
Additions	516
Accretion	(230)
Reclassification from (to) nonaccretable difference	134
Other changes, net	313
Accretable yield, end of period	$734

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the fourth quarter of 2018 which resulted in a reclassification of $134,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount. Also, based on the recast, the change in future expected cash flows not related to the reclassification was $313,000.

The following is a summary of acquired and non-acquired loans as of December 31, 2018 and 2017:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2018%		December 31, 2017%

Acquired loans - performing	$103,667	7.70%	$-	0.00%
Acquired loans - purchase credit impaired ("PCI")	3,220	0.24%	-	0.00%
Total acquired loans	106,887	7.94%	-	0.00%
Non-acquired loans**	1,240,035	92.06%	1,150,044	100.00%
Gross loans	1,346,922	100.00%	1,150,044	100.00%
Net deferred costs (fees)	1,183	0.09%	1,086	0.09%
Total loans, net of deferred costs	$1,348,105		$1,151,130

** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

At December 31, 2018 acquired performing loans, which totaled $103.7 million, included a $1.9 million net acquisition accounting fair market value adjustment, representing a 1.76% “discount” and PCI loans which totaled $3.2 million, included a $696,000 adjustment, representing a 17.77% “discount.”

Maturity of Loan Portfolio

The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2018	Due within one	Due after one year	Due more than
(dollars in thousands)	year after	through five years from	five years from
Description of Asset	December 31, 2018	December 31, 2018	December 31, 2018
Real Estate Loans
Commercial	$90,152	$184,151	$603,713
Residential first mortgage	7,895	31,176	117,638
Residential rentals	7,723	30,936	85,639
Construction and land development	18,905	10,800	-
Home equity and second mortgage	220	548	34,793
Commercial loans	71,680	-	-
Consumer loans	297	387	67
Commercial equipment	13,618	25,100	11,484
Total loans	$210,490	$283,098	$853,334

The following table sets forth the dollar amount of all loans due after one year from December 31, 2018, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2018
(dollars in thousands)		Floating or
Description of Asset	Fixed Rates	Adjustable Rates	Total
Real Estate Loans
Commercial	$203,383	$584,481	$787,864
Residential first mortgage	96,009	52,805	148,814
Residential rentals	25,367	91,208	116,575
Construction and land development	9,200	1,600	10,800
Home equity and second mortgage	691	34,650	35,341
Commercial loans	-	-	-
Consumer loans	454	-	454
Commercial equipment	33,413	3,171	36,584
	$368,517	$767,915	$1,136,432

Related Party Loans

Included in loans receivable were loans made to executive officers and directors of the Company. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2018, 2017 and 2016, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors are summarized as follows:

	At and For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Balance, beginning of period	$26,476	$26,464	$28,105
Loans and additions	46	3,699	2,547
Change in Directors' status	575	-	2,299
Repayments	(2,245)	(3,687)	(6,487)
Balance, end of period	$24,852	$26,476	$26,464

NOTE 8 - LOAN SERVICING

Loans serviced for others are not reflected in the accompanying balance sheets. The unpaid principal balances of mortgages serviced for others were $38.1 million and $43.7 million at December 31, 2018 and 2017, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance, beginning of the year	$54	$128	$219
Additions	-	-	-
Amortization	(36)	(74)	(91)
Balance, end of the year	$18	$54	$128

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

	Years Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of year	$9,341	$7,763
Additions of underlying property	307	3,634
Disposals of underlying property	(1,005)	(1,456)
Transfers to premises and equipment	-	-
Valuation allowance	(532)	(600)
Balance at end of period	$8,111	$9,341

During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate. The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.

During the year ended December 31, 2017, additions of $3.6 million consisted of $3.0 million related to the foreclosure of a stalled residential development project. The Bank is working with a construction manager to stabilize and market the project. Further, additions included $103,000 for residential lots and $495,000 for a commercial office building. The Company recognized net gains on OREO disposals of $43,000 for the year ended December 31, 2017. Disposals consisted of five residential and multiple residential lots totaling $1.5 million. The Bank provided $200,000 in financing for one residential property and the three residential lots during the first quarter of 2017. The transaction qualified for full accrual sales treatment under ASC Topic 360-20-40 “Property Plant and Equipment – Derecognition”.

The Company had $122,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2017. There were no loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2018.

Additions to the valuation allowances of $532,000, $600,000 and $574,000 were taken to adjust properties to current appraised values for the years ended December 31, 2018, 2017 and 2016, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Valuation allowance	$532	$600	$574
Losses (gains) on dispositions	8	(43)	436
Operating expenses	117	146	287
	$657	$703	$1,297

NOTE 10 - PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2018 and 2017 follows:

	December 31,
(dollars in thousands)	2018	2017

Land	$4,358	$4,172
Building and improvements	25,198	23,038
Furniture and equipment	9,715	9,225
Automobiles	303	303
Total cost	39,574	36,738
Less accumulated depreciation	16,652	15,347
Premises and equipment, net	$22,922	$21,391

Certain Bank facilities are leased under various operating leases. Rent expense was $974,000, $761,000 and $723,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2018:

(dollar in thousands)
2019	$663
2020	715
2021	735
2022	668
2023	681
Thereafter	4,488

Total	$7,950

As of December 31, 2016, the Company had a small office condo under contract held for sale with a fair value of $345,000 that was recorded as a non-recurring Level 2 asset at December 31, 2016. The contract on the property was cancelled during 2017, and the asset was transferred and recorded as a non-recurring Level 3 asset. During 2017, the property was sold for net proceeds of $392,000 with a gain on the sale of $47,000.

NOTE 11 - DEPOSITS

Deposits consist of the following:

	December 31,
(dollars in thousands)	2018	2017
Noninterest-bearing demand	$209,378	$159,844
Interest-bearing:
Demand	437,169	215,447
Money market deposits	266,160	226,351
Savings	69,893	52,990
Certificates of deposit	447,029	451,605
Total interest-bearing	1,220,251	946,393

Total Deposits	$1,429,629	$1,106,237

As of December 31, 2018, and 2017, there were $7.9 million and $9.2 million, respectively in deposit accounts held by executive officers and directors of the Bank and Company.

The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2018, and 2017 was $117.2 million and $167.5 million, respectively.

At December 31, 2018 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	December 31, 2018
Within one year	$278,751
Year 2	130,161
Year 3	14,109
Year 4	16,768
Year 5	7,240
$447,029

The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million. At December 31, 2017, there were no customer deposit concentrations that exceeded 2% of total deposits. At December 31, 2017, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $22.6 million which represented 2.0% of total deposits of $1,106.2 million.

NOTE 12 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-	Fixed-Rate	Variable
	Rate	Convertible	Convertible
December 31, 2018
Highest rate	2.92%	n/a	n/a
Lowest rate	1.00%	n/a	n/a
Weighted average rate	2.63%	n/a	n/a
Matures through	2036	n/a	n/a

December 31, 2017
Highest rate	2.83%	3.47%	4.00%
Lowest rate	0.95%	3.47%	4.00%
Weighted average rate	1.42%	3.47%	4.00%
Matures through	2036	2018	2020

Average rates of long-term debt and short-term borrowings were as follows:

	At or for the Year Ended December 31,
(dollars in thousands)	2018	2017	2016

Long-term debt
Long-term debt outstanding at end of period	$20,436	$55,498	$65,559
Weighted average rate on outstanding long-term debt	2.84%	2.38%	2.27%
Maximum outstanding long-term debt of any month end	55,493	65,554	65,593
Average outstanding long-term debt	35,684	58,704	60,503
Approximate average rate paid on long-term debt	2.39%	2.24%	2.41%

Short-term borrowings
Short-term borrowings outstanding at end of period	$35,000	$87,500	$79,000
Weighted average rate on short-term borrowings	2.51%	1.34%	0.71%
Maximum outstanding short-term borrowings at any month end	74,000	109,000	79,000
Average outstanding short-term borrowings	42,286	91,797	39,802
Approximate average rate paid on short-term borrowings	1.81%	1.15%	0.49%

The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2018 and 2017, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.

Variable convertible advances have an initial variable rate based on a discount to LIBOR. As of December 31, 2018, there were no remaining fixed or variable convertible advances.

During the year ended December 31, 2018, the Bank paid off $55.1 million of maturing long-term debt and added two $10.0 million fixed-rate advances maturing in 2020 at 2.81% and 2021 at 2.92%, respectively. During the year ended December 31, 2017, the Bank paid off $20.1 million of maturing long-term debt and added one $10.0 million fixed-rate advances maturing in 2018 at 1.38.%.

At December 31, 2018 and 2017, $20.4 million or 100% and $55.5 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2018 and 2017:

	December 31, 2018
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2019	$-	$-	$-	$-
Due in 2020	10,000	-	-	10,000
Due in 2021	10,000	-	-	10,000
Due in 2022	246	-	-	246
Due in 2023	-	-	-	-
Thereafter	190	-	-	190
	$20,436	$-	$-	$20,436

	December 31, 2017
	Fixed-	Fixed-Rate	Variable
(dollars in thousands)	Rate	Convertible	Convertible	Total

Due in 2018	$25,000	$10,000	$-	$35,000
Due in 2019	-	-	-	-
Due in 2020	-	-	10,000	10,000
Due in 2021	-	-	-	-
Due in 2022	10,302	-	-	10,302
Thereafter	196	-	-	196
	$35,498	$10,000	$10,000	$55,498

The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. There were no daily advances as of December 31, 2018 and $6.0 million in daily advances as of December 31, 2017. The Bank had short-term advances of $35.0 million and $81.5 million, respectively, at December 31, 2018 and 2017.

Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $506.2 million and $420.3 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, $589.2 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2018, FHLB lendable collateral was valued at $466.0 million. At December 31, 2018, the Bank had total lendable pledged collateral at the FHLB of $298.6 million of which $213.1 million was available to borrow in addition to outstanding advances of $55.4 million and letter of credit of $30.0 million. Unpledged lendable collateral was $167.4 million, bringing total available borrowing capacity to $380.5 million at December 31, 2018.

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

The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $5.7 million and $7.5 million under this agreement at December 31, 2018 and 2017, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $22.0 million at December 31, 2018 and 2017. Additionally, the Bank has a $40.0 million repurchase credit facility. The repurchase facility requires the pledging of securities as collateral. No amounts were outstanding under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2018 and 2017.

NOTE 13 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$2,810	$5,584	$3,675
State	1,653	1,686	1,296
	4,463	7,270	4,971

Deferred
Federal	(202)	1,894	(460)
State	(88)	(7)	(95)
	(290)	1,887	(555)

Income tax expense	$4,173	$9,157	$4,416

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2018		2017		2016
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$3,234	21.00%	$5,728	35.00%	$3,994	34.00%
State taxes net of federal benefit	1,281	8.32%	1,096	6.70%	796	6.78%
Nondeductible expenses	85	0.55%	255	1.56%	37	0.31%
Nontaxable income	(248)	(1.61%)	(376)	(2.30%)	(375)	(3.19%)
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	-	0.00%	2,740	16.74%	-	0.00%
Other	(179)	(1.16%)	(286)	(1.75%)	(36)	(0.31%)
	$4,173	27.10%	$9,157	55.95%	$4,416	37.59%

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense of $2.7 million.

The net deferred tax assets in the accompanying balance sheets include the following components:

	2018	2017
Deferred tax assets
Allowance for loan losses	$3,020	$2,893
Deferred compensation	2,676	2,142
OREO valuation allowance & expenses	355	337
Unrealized loss on investment securities	724	452
Depreciation	-	29
Other	144	178
	6,919	6,031
Deferred tax liabilities
Fair value adjustments for acquired assets and liabilities	65	-
FHLB stock dividends	109	109
Depreciation	52	-
	226	109

	$6,693	$5,922

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

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we calculated deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We analyzed certain aspects of the new law and refined our calculations based on this analysis and tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. We recognized a provisional net tax expense related to the calculation of our deferred tax assets and liabilities totaling $2.7 million.

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

Retained earnings at December 31, 2018 and 2017 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $330,000 at December 31, 2018 and 2017.

The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2015.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2018 and 2017, the Bank had outstanding loan commitments of approximately $56.8 million and $65.6 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $21.2 million and $17.9 million at December 31, 2018 and 2017, respectively. In addition to the commitments noted above, customers had approximately $211.5 million and $162.2 million available under lines of credit at December 31, 2018 and 2017, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $474,000, $515,000 and $489,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which consisted of grants of restricted stock and restricted stock units.

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

The Company has outstanding restricted stock in accordance with the Plan. As of December 31, 2018 and 2017, unrecognized stock compensation expense was $430,000 and $521,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at December 31, 2018 and 2017respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2018	32,809	$22.61
Granted	10,662	36.43
Vested	(17,607)	21.85
Cancelled	(391)	27.69

Nonvested at December 31, 2018	25,473	$28.76

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	47,881	$20.41
Granted	6,752	30.20
Vested	(21,738)	20.13
Cancelled	(86)	20.75

Nonvested at December 31, 2017	32,809	$22.61

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of The Community Financial Corporation by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended December 31, 2018, 2017 and 2016 totaled $124,000, $242,000 and $99,000, respectively. As of December 31, 2018 and 2017, the ESOP held 161,173 and 223,344 allocated shares and 21,091 and 22,908 unallocated shares. The approximate market values of the shares were $5.3 million and $9.4 million, respectively as of December 31, 2018 and 2017. The estimated value was determined using the Company’s closing stock price of $29.24 and $38.30 per share as of December 31, 2018 and 2017, respectively. In addition, salary and employee benefit expense for the years ended December 31, 2018 and December 31, 2017 included $33,000 and $110,000 for the excess of fair market value of leveraged ESOP shares released (allocated).

The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $718,000 and $755,000 at December 31, 2018 and 2017, respectively. The promissory notes were originated for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. During the year ended December 31, 2018, $174,000 or 6,061 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 4,244 shares of the Company’s common shares for $137,000 with promissory notes by the ESOP during the third and fourth quarters of 2018. During the year ended December 31, 2017, $237,000 or 10,157 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 23,503 shares of the Company’s common shares for $823,000 with promissory notes by the ESOP during the third quarter of 2017.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2018, 2017 and 2016, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. Contributions are determined at the discretion of the Board of Directors. For the years ended December 31, 2018, 2017 and 2016, the expense recorded for this plan totaled $405,000, $298,000 and $346,000, respectively.

The Company maintains a nonqualified deferred compensation plan for the Board of Directors and certain key employees under which each participant may elect to defer all or any portion of board fees or salary otherwise payable. Deferred amounts under this plan will be distributed to participants following termination of service or on a specified date in either lump sum or over a period of one to ten years, as elected by the participant. As of December 31, 2018 and 2017, the liability related to this plan was $2.1 million and $2.0 million, respectively.

The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $35,000, $29,000 and $20,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement until the expected retirement date. Expense recorded for the plans totaled $1,109,000, $637,000 and $525,000 for 2018, 2017 and 2016, respectively.

NOTE 17 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 18 – SUBORDINATED NOTES

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

NOTE 19 - REGULATORY CAPITAL

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

As of December 31, 2018 and 2017, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Common Equity		$154,482	$109,957	$185,073	$139,046
Goodwill		(10,835)	-	(10,835)	-
Core Deposit intangible (net of deferred tax liability)		(2,034)	-	(2,034)	-
AOCI Losses		1,847	1,191	1,847	1,191
Common Equity Tier 1 Capital		143,460	111,148	174,051	140,237
TRUPs		12,000	12,000	-	-
Tier 1 Capital		155,460	123,148	174,051	140,237
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		11,027	10,545	11,027	10,545
Subordinated Notes		23,000	23,000	-	-
Tier 2 Capital		$189,487	$156,693	$185,078	$150,782

Risk-Weighted Assets ("RWA")		$1,384,807	$1,169,341	$1,383,048	$1,164,478

Average Assets ("AA")		$1,635,594	$1,401,741	$1,632,846	$1,398,001
2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.36%	9.51%	12.58%	12.04%
Tier 1 Capital to RWA	8.50	11.23	10.53	12.58	12.04
Tier 2 Capital to RWA	10.50	13.68	13.40	13.38	12.95
Tier 1 Capital to AA (Leverage) (2)	n/a	9.50	8.79	10.66	10.03

(1) These are the fully phased-in ratios as of January 1, 2019 that include the minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB"). The phase-in period is more fully described in the footnote above.

(2) Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.

NOTE 20 - FAIR VALUE MEASUREMENTS

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2018. There was one transfer from Level 2 to Level 3 in the fair value hierarchy during the first quarter of 2017 for premises and equipment held for sale. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy for the remaining nine months of 2017.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2018 and 2017, substantially all impaired loans were evaluated based upon the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of December 31, 2018 and December 31, 2017 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$100,740	$-	$100,740	$-
MBS	7,361	-	7,361	-
U.S. Agency	11,875	-	11,875	-
Total available for sale securities	$119,976	$-	$119,976	$-

Equity securities carried at fair value through income
CRA investment fund	$4,428	$-	$4,428	$-

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3

Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$44,137	$-	$44,137	$-
MBS	7,087	-	7,087	-
U.S. Agency	12,517	-	12,517	-
Bond mutual funds	4,423	-	4,423	-
Total available for sale securities	$68,164	$-	$68,164	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 are included in the tables below.

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,699	$-	$-	$2,699
Commercial loans	163	-	-	163
Commercial equipment	25	-	-	25
Total loans with impairment	$2,887	$-	$-	$2,887
Other real estate owned	$8,111	$-	$-	$8,111

(dollars in thousands)	December 31, 2017
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,638	$-	$-	$1,638
Residential first mortgages	457	-	-	457
Residential rentals	377	-	-	377
Construction and land development	566	-	-	566
Commercial equipment	164	-	-	164
Total loans with impairment	$3,202	$-	$-	$3,202
Other real estate owned	$9,341	$-	$-	$9,341

Loans with impairment have unpaid principal balances of $4.1 million and $4.2 million at December 31, 2018 and 2017, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements.

December 31, 2018
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$2,887	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (29%)

Other real estate owned	$8,111	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)

December 31, 2017
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans with impairment	$3,202	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (24%)

Other real estate owned	$9,341	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (12%)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Valuation Methodology

During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit prices when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. Fair values at December 31, 2018 were measured using an “exit price” notion.

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

As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consisted of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 7. Loans are considered a Level 3 classification.

Investment securities - Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB stock – Fair values are at cost, which is the carrying value of the securities.

Accrued Interest Receivable – Carrying amount is the estimated fair value.

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2018	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$119,976	$119,976	$-	$119,976	$-
Investment securities - HTM	96,271	93,745	999	92,746	-
Equity securities carried at fair value through income	4,428	4,428		4,428	-
Non-marketable equity securities in other financial institutions	209	209	-	209	-
FHLB Stock	3,821	3,821	-	3,821	-
Loans Receivable	1,337,129	1,298,465	-	-	1,298,465
Accrued Interest Receivable	4,957	4,957	-	4,957
Investment in BOLI	36,295	36,295	-	36,295	-
Liabilities
Savings, NOW and money market accounts	$982,600	$982,600	$-	$982,600	$-
Time deposits	447,029	446,683	-	446,683	-
Long-term debt	20,436	20,568	-	20,568	-
Short term borrowings	35,000	35,016	-	35,016	-
TRUPs	12,000	10,924	-	10,924	-
Subordinated notes	23,000	23,085	-	23,085	-

December 31, 2017	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$68,164	$68,164	$-	$68,164	$-
Investment securities – HTM	99,246	98,007	1,000	97,007	-
Non-marketable equity securities in other financial institutions	121	121		121
FHLB Stock	7,276	7,276	-	7,276	-
Loans Receivable	1,140,615	1,097,592	-	-	1,097,592
Accrued Interest Receivable	4,511	4,511		4,511
Investment in BOLI	29,398	29,398	-	29,398	-
Liabilities
Savings, NOW and money market accounts	$654,632	$654,632	$-	$654,632	$-
Time deposits	451,605	453,644	-	453,644	-
Long-term debt	55,498	57,421	-	57,421	-
Short term borrowings	87,500	87,208	-	87,208	-
TRUPs	12,000	9,400	-	9,400	-
Subordinated notes	23,000	22,400	-	22,400	-

At December 31, 2018 and 2017, the Company had outstanding loan commitments and standby letters of credit of $47.3 million and $65.6 million, respectively, and $21.2 million and $17.9 million respectively. Additionally, at December 31, 2018 and 2017, customers had $211.5 million and $162.2 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 22 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

Balance Sheets

	December 31,
(dollars in thousands)	2018	2017
Assets
Cash - noninterest bearing	$4,246	$2,812
Investment in wholly owned subsidiaries	185,445	139,418
Other assets	1,387	4,491
Total Assets	$191,078	$146,721

Liabilities and Stockholders' Equity
Current liabilities	$1,224	$1,392
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 6.25%	23,000	23,000
Total Liabilities	36,596	36,764

Stockholders' Equity
Common stock	56	46
Additional paid in capital	84,397	48,209
Retained earnings	72,594	63,648
Accumulated other comprehensive loss	(1,847)	(1,191)
Unearned ESOP shares	(718)	(755)
Total Stockholders’ Equity	154,482	109,957

Total Liabilities and Stockholders’ Equity	$191,078	$146,721

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Interest and Dividend Income
Dividends from subsidiary	$6,000	$7,500	$5,500
Interest income	65	64	19
Interest expense	1,984	1,865	1,795
Net Interest Income	4,081	5,699	3,724
Miscellaneous expenses	(2,818)	(2,968)	(2,110)
Income before income taxes and equity in undistributed net income of subsidiary	1,263	2,731	1,614
Federal and state income tax benefit	1,078	1,583	1,321
Equity in undistributed net income of subsidiary	8,887	2,894	4,396
Net Income	$11,228	$7,208	$7,331

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$11,228	$7,208	$7,331
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(8,887)	(2,894)	(4,396)
Stock based compensation	474	515	489
Decrease (increase) in other assets	3,109	(2,446)	(145)
(Increase) decrease in deferred income tax benefit	(6)	(29)	55
Increase (decrease) in current liabilities	(168)	327	(157)
Net Cash Provided by Operating Activities	5,750	2,681	3,177

Cash Flows from Investing Activities
Cash paid to acquire County First Bank	(2,120)	-	-
Net Cash Provided by Investing Activities	(2,120)	-	-

Cash Flows from Financing Activities
Dividends paid	(2,163)	(1,804)	(1,814)
Proceeds from public offering	-	-	-
Capital (to) from subsidiary	-	-	180
Exercise of stock options	-	155	-
Net change in unearned ESOP shares	37	(586)	147
Repurchase of common stock	(70)	-	(865)
Net Cash Used in Financing Activities	(2,196)	(2,235)	(2,352)
Increase in Cash	1,434	446	825
Cash at Beginning of Year	2,812	2,366	1,541
Cash at End of Year	$4,246	$2,812	$2,366

NOTE 23 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

	2018
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$17,043	$16,484	$15,754	$15,892
Interest expense	4,217	3,724	3,343	3,002
Net interest income	12,826	12,760	12,411	12,890
Provision for loan losses	465	40	400	500
Net interest income after provision	12,361	12,720	12,011	12,390

Noninterest income	1,067	1,069	901	1,031
Noninterest expense	8,240	8,491	9,750	11,668

Income before income taxes	5,188	5,298	3,162	1,753
Provision for income taxes	1,371	1,441	828	533
Net Income Available to Common Stockholders	$3,817	$3,857	$2,334	$1,220

Earnings Per Common Share[1]
Basic	$0.69	$0.70	$0.42	$0.22
Diluted	$0.69	$0.70	$0.42	$0.22

	2017
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$13,573	$13,680	$13,395	$12,922
Interest expense	2,800	2,672	2,462	2,248
Net interest income	10,773	11,008	10,933	10,674
Provision for loan losses	30	224	376	380
Net interest income after provision	10,743	10,784	10,557	10,294

Noninterest income	993	1,157	1,043	848
Noninterest expense	7,739	7,442	7,521	7,352

Income before income taxes	3,997	4,499	4,079	3,790
Provision for income taxes	4,456	1,717	1,536	1,448
Net (Loss) Income Available to Common Stockholders	$(459)	$2,782	$2,543	$2,342

Earnings Per Common Share[1]
Basic	$(0.10)	$0.60	$0.55	$0.51
Diluted	$(0.10)	$0.60	$0.55	$0.51

159

	2016
	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,584	$12,223	$11,928	$11,312
Interest expense	2,111	2,079	2,033	1,919
Net interest income	10,473	10,144	9,895	9,393
Provision for loan losses	670	698	564	427
Net interest income after provision	9,803	9,446	9,331	8,966

Noninterest income	887	839	1,225	845
Noninterest expense	7,312	7,308	7,740	7,235

Income before income taxes	3,378	2,977	2,816	2,576
Provision for income taxes	1,356	1,014	1,078	968
Net Income Available to Common Stockholders	$2,022	$1,963	$1,738	$1,608

Earnings Per Common Share[1]
Basic	$0.44	$0.43	$0.38	$0.35
Diluted	$0.44	$0.42	$0.38	$0.35

(1) Earnings per share are based upon quarterly results and, when added, may not total the annual earnings per share amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is provided at Item 8 in this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Effective January 1, 2019, the Board of Directors amended and restated Community Bank of the Chesapeake’s Executive Incentive Compensation Plan to: (i) provide that “Retirement Date” is defined as when a participant terminates employment with the Bank or an affiliate other than Cause, Death or disability on or after the attainment of 65; (ii) implement the use of scorecards for each participant that are to be used by the compensation committee to determine the amount of incentive award to be awarded to plan participants; (iii) include a disability clause that provides that the compensation committee will pro-rate the plan participant’s incentive award for the participants’ service during the performance period and distribute the incentive award to the participant’s beneficiary; and (iv) to add a requirement that the compensation committee set the incentive award opportunity on an annual basis for the Chief Executive Officer of the Bank.

The foregoing description is qualified in its entirety by reference to the text of the Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019, which is filed as Exhibit 10.78 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item 1 – Election of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2019 (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2018, is incorporated herein by reference. For information concerning the executive officers of the Company, see “Item 1 – Business – Executive Officers of the Registrant” under Part I of this Annual Report on Form 10-K.

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

(3)  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated as of July 31, 2017 by and among The Community Financial Corporation, Community Bank of the Chesapeake and County First Bank	Exhibit 2.1 to the Form 8-K as filed on August 1, 2017

3.1	Articles of Incorporation as Amended and Restated of The Community Financial Corporation	Exhibit 3.1 to the Form S-4 (Registration No. 333-220455).

3.2	Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on March 25, 2016

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on September 23, 2011.

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on February 4, 2015

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Exhibit 4.2 to the Form 8-K as filed on February 4, 2015

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015

10.4*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated	Exhibit 10.1 to the Form 8-K as filed on February 10, 2016

10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Exhibit 10.5 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.6*	Split Dollar Agreement with Michael L. Middleton	Exhibit 10.8 to the Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001

10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Exhibit 10.13 to the Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Exhibit 10.20 to the Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Exhibit 10.3 to the Form 8-K as filed on September 23, 2011

10.29*	Employment Agreement with Michael L. Middleton dated July 1, 2014	Exhibit 10.29 to the Form 10-K/A for the year ended December 31, 2014 as filed on March 17, 2015

10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on March 25, 2015

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Exhibit 10.38 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.42*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Michael L. Middleton	Exhibit 10.42 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.43*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Michael L. Middleton dated January 12, 2004	Exhibit 10.43 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Exhibit 10.44 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Exhibit 10.45 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.46*	Consulting Agreement, effective July 1, 2016, by and between Community Bank of the Chesapeake and Michael L. Middleton	Exhibit 10.1 to the Form 8-K as filed on July 5, 2016

10.47*	Agreement dated March 25, 2016, by and between Community Financial Corporation and Basswood Capital Management, LLC	Exhibit 10.1 to the Form 8-K as filed on March 25, 2016

10.48*	Split Dollar Agreement with Gregory C. Cockerham dated April 5, 2011	Exhibit 10.48 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.49*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Gregory C. Cockerham dated January 12, 2004	Exhibit 10.49 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.54*	Split Dollar Agreement with James F. Di Misa dated March 15, 2011	Exhibit 10.54 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.55*	Employment Agreement by and among Community Bank of the Chesapeake, William J. Pasenelli and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.56*	Employment Agreement by and among Community Bank of the Chesapeake, Todd L. Capitani and The Community Financial Corporation, as guarantor	Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.57*	Employment Agreement by and among Community Bank of the Chesapeake, James M. Burke and The Community Financial Corporation, as guarantor	Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.58*	Employment Agreement by and among Community Bank of the Chesapeake, Gregory C. Cockerham and The Community Financial Corporation, as guarantor	Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.59*	Employment Agreement by and among Community Bank of the Chesapeake, James F. Di Misa and The Community Financial Corporation, as guarantor	Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.60*	Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.6 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.61*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of the Chesapeake, dated September 6, 2003, as amended on December 22, 2008 and amended and restated in its entirety on April 30, 2018	Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.62*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of the Chesapeake, dated September 6, 2003, as amended on December 22, 2008 and amended and restated in its entirety on April 30, 2018	Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.63*	Salary Continuation Agreement between William J. Pasenelli and Community Bank of the Chesapeake, dated August 21, 2006, as amended on April 13, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018	Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.64*	Salary Continuation Agreement between James M. Burke and Community Bank of the Chesapeake, dated August 21, 2006 and amended and restated in its entirety on April 30, 2018	Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.65*	Salary Continuation Agreement between Gregory C. Cockerham and Community Bank of the Chesapeake, dated August 21, 2006, as amended on April 13, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018	Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.66*	Salary Continuation Agreement between James F. Di Misa and Community Bank of the Chesapeake, dated August 21, 2006 and amended and restated in its entirety on April 30, 2018	Exhibit 10.12 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.67*	Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018 with William J. Pasenelli	Exhibit 10.13 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.68*	Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018 with Todd L. Capitani	Exhibit 10.14 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.69*	Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated on April 30, 2018 with James M. Burke	Exhibit 10.15 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.70*	Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018 with Gregory C. Cockerham	Exhibit 10.16 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.71*	Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated on April 30, 2018 with James F. Di Misa	Exhibit 10.17 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.72*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.73*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.74*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.75*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Gregory C. Cockerham	Exhibit 10.21 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.76*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James F. Di Misa	Exhibit 10.22 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.77*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.78*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019

14.0	Code of Ethics	Exhibit 14 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

21.0	List of Subsidiaries

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

(*)	Management contract or compensating arrangement.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: March 7, 2019	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Chairman of the Board		Director, Vice-Chairman of the Board
	President and Chief Executive Officer		(Principal Executive Officer)
	Date: March 7, 2019		Date: March 7, 2019

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
	Date: March 7, 2019		Date: March 7, 2019

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Kathryn M. Zabriskie
	Louis P. Jenkins, Jr.		Kathryn M. Zabriskie
	Director		Director
	Date: March 7, 2019		Date: March 7, 2019

By:	/s/ John K. Parlett, Jr	By:	/s/ Joseph V. Stone, Jr.
	John K. Parlett, Jr		Joseph V. Stone, Jr.
	Director		Director
	Date: March 7, 2019		Date: March 7, 2019

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 7, 2019		Date: March 7, 2019

By:	/s/ Edward Lawrence Sanders, III
Edward Lawrence Sanders, III
Director
Date: March 7, 2019