Form 10-Q
period 2019-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2019-05-09
CIK 855874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001‑36094

THE COMMUNITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1652138
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of principal executive offices)	(Zip Code)

(301) 645‑5601

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

Yes  X         No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer X
Non-accelerated Filer ☐	Smaller Reporting Company X
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes             No     X

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCFC	The NASDAQ Stock Market LLC

As of May 3, 2019, the registrant had 5,582,438 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION

FORM 10‑Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$16,711	$24,064
Federal funds sold	—	5,700
Interest-bearing deposits with banks	2,997	3,272
Securities available for sale (AFS), at fair value	128,400	119,976
Securities held to maturity (HTM), at amortized cost	95,495	96,271
Equity securities carried at fair value through income	4,511	4,428
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	3,874	3,821
Loans receivable	1,364,437	1,348,105
Less: allowance for loan losses	(10,846)	(10,976)
Net loans	1,353,591	1,337,129
Goodwill	10,835	10,835
Premises and equipment, net	22,922	22,922
Other real estate owned (OREO)	10,949	8,111
Accrued interest receivable	5,331	4,957
Investment in bank owned life insurance	36,513	36,295
Core deposit intangible	2,625	2,806
Net deferred tax assets	6,232	6,693
Right of use assets - operating leases	10,044	—
Other assets	708	1,738
Total Assets	$1,711,947	$1,689,227
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$214,432	$209,378
Interest-bearing deposits	1,224,735	1,220,251
Total deposits	1,439,167	1,429,629
Short-term borrowings	35,000	35,000
Long-term debt	20,419	20,436
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Lease liabilities - operating leases	10,080	—
Accrued expenses and other liabilities	13,201	14,680
Total Liabilities	1,552,867	1,534,745

Stockholders’ Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,581,521 and 5,577,559 shares, respectively	56	56
Additional paid in capital	84,497	84,397
Retained earnings	75,757	72,594
Accumulated other comprehensive loss	(473)	(1,847)
Unearned ESOP shares	(757)	(718)
Total Stockholders’ Equity	159,080	154,482
Total Liabilities and Stockholders’ Equity	$1,711,947	$1,689,227

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2019	2018
Interest and Dividend Income
Loans, including fees	$16,129	$14,726
Interest and dividends on investment securities	1,623	1,095
Interest on deposits with banks	45	72
Total Interest and Dividend Income	17,797	15,893
Interest Expense
Deposits	3,768	1,956
Short-term borrowings	334	283
Long-term debt	658	764
Total Interest Expense	4,760	3,003
Net Interest Income	13,037	12,890
Provision for loan losses	500	500
Net Interest Income After Provision For Loan Losses	12,537	12,390
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	58	53
Unrealized gain on equity securities	56	—
Income from bank owned life insurance	217	226
Service charges	730	752
Total Noninterest Income	1,061	1,031
Noninterest Expense
Salary and employee benefits	4,803	5,047
Occupancy expense	806	766
Advertising	197	159
Data processing expense	720	683
Professional fees	418	352
Merger and acquisition costs	—	2,868
Depreciation of premises and equipment	189	199
Telephone communications	52	99
Office supplies	37	40
FDIC Insurance	175	198
OREO valuation allowance and expenses	56	114
Core deposit intangible amortization	181	205
Other	771	937
Total Noninterest Expense	8,405	11,667
Income before income taxes	5,193	1,754
Income tax expense	1,316	533
Net Income	$3,877	$1,221
Earnings Per Common Share
Basic	$0.70	$0.22
Diluted	$0.70	$0.22
Cash dividends paid per common share	$0.125	$0.10

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018

Net Income	$3,877	$1,221
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $522 and $(269), respectively.	1,374	(707)
Comprehensive Income	$5,251	$514

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482

Net Income	—	—	3,877	—	—	3,877
Unrealized holding gain on investment securities net of tax expense $522	—	—	—	1,374	—	1,374
Cash dividend at $0.125 per common share	—	—	(671)	—	—	(671)
Dividend reinvestment	—	26	(26)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(3)	—	—	—	(3)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	77	—	—	—	77
Balance at March 31, 2019	$56	$84,497	$75,757	$(473)	$(757)	$159,080

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2018	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957
Net Income	—	—	1,221	—	—	1,221
Unrealized holding loss on investment securities net of tax benefit of $269	—	—	—	(707)	—	(707)
Cash dividend at $0.10 per common share	—	—	(543)	—	—	(543)
Net change in fair market value over cost of leveraged ESOP shares released	—	9	—	—	—	9
Dividend reinvestment	—	16	(16)	—	—	—
Shares issued for County First Merger	10	35,608	—	—	—	35,618
Repurchase of common stock	—	—	(3)	—	—	(3)
Stock based compensation	—	105	—	—	—	105
Balance at March 31, 2018	$56	$83,947	$64,307	$(1,898)	$(755)	$145,657

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018

Cash Flows from Operating Activities
Net income	$3,877	$1,221
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	500	500
Depreciation and amortization	415	414
Net (gains) on the sale of OREO	(10)	—
Unrealized gains on equity securities	(56)	—
Net amortization of premium/discount on investment securities	(44)	91
Net accretion of merger accounting adjustments	(168)	(323)
Amortization of core deposit intangible	181	205
Net change in right of use assets and lease liabilities	37	—
Increase in OREO valuation allowance	61	90
Increase in cash surrender value of bank owned life insurance	(218)	(221)
Deferred income tax benefit	(61)	(50)
(Increase) decrease in accrued interest receivable	(374)	187
Stock based compensation	76	105
Net change due to (deficit) excess of fair market value over cost of leveraged ESOP shares released	(3)	9
Increase in net deferred loan costs	(78)	(32)
(Decrease) increase in accrued expenses and other liabilities	(1,479)	99
Decrease in other assets	1,028	2,566
Net Cash Provided by Operating Activities	3,684	4,861

Cash Flows from Investing Activities
Purchase of AFS investment securities	(9,602)	(5,532)
Proceeds from redemption or principal payments of AFS investment securities	3,124	1,907
Purchase of HTM investment securities	(3,239)	(982)
Proceeds from maturities or principal payments of HTM investment securities	3,982	5,053
Proceeds from sale of AFS investment securities	—	34,919
Net (Increase) decrease of FHLB and FRB stock	(52)	1,893
Loans originated or acquired	(104,723)	(67,772)
Principal collected on loans	85,072	78,582
Purchase of premises and equipment	(415)	(86)
Proceeds from sale of OREO	46	—
Net cash acquired in business combination	—	32,287
Net Cash (Used in) Provided by Investing Activities	(25,807)	80,269

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$9,539	$(19,530)
Payments of long-term debt	(17)	(10,016)
Net decrease in short term borrowings	—	(36,000)
Dividends paid	(671)	(543)
Net change in unearned ESOP shares	(39)	—
Repurchase of common stock	(17)	(3)
Net Cash Provided by (Used in) Financing Activities	8,795	(66,092)
(Decrease) Increase in Cash and Cash Equivalents	$(13,328)	$19,038

Cash and Cash Equivalents - January 1	33,036	15,417
Cash and Cash Equivalents - March 31	$19,708	$34,455

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$5,056	$3,403
Income taxes	$—	$—

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$107	$247
Transfer from loans to OREO	$3,215	$101
Financed amount of sale of OREO	$280	$—

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$—	$193,836
Liabilities assumed in business combination	$—	$200,780

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited.

The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2018 have been derived from audited financial statements. Additions to the Company’s accounting policies are disclosed in the 2018 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the three months March 31, 2019 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2018 Annual Report on Form 10‑K.

Nature of Operations

The Company provides financial services to individuals and businesses through its offices in Southern Maryland and Annapolis and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

The Bank is headquartered in Southern Maryland with 12 branches located in Maryland and Virginia including Waldorf (two branches), Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia.  The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia.  The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, fair value of assets acquired, and liabilities assumed in a business combination, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management evaluated events and transactions since the balance sheet date and determined that no subsequent events occurred that require accrual or disclosure.

New Accounting Policy

See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2018 Annual Report on Form 10‑K for a list of policies in effect as of December 31, 2018. The below summary is intended to provide updates or new policies required as a result of a new accounting standard or a change to the Company’s operations or assets that require a new or amended policy.

Commitments and Contingencies

The Company leases certain properties and land under operating leases. For leases in effect upon adoption of Accounting Standards Update 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

Certain of the Company's leases contain options to renew the lease. Most of these renewal options were included in the calculation of the lease liabilities because they are reasonably certain to be exercised. The Company's leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)

ASU 2016‑02 - Leases (Topic 842). In February 2016, the FASB amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged.

ASU 2016-02 was effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities not to apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales taxes and similar taxes as well as certain lessor costs.

Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities of $10.2 million and $10.2 million, respectively. We elected to apply certain practical expedients provided under ASU 2016-02 whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In addition, the recognition requirements of ASU 2016-02 were not applied to any short-term leases (as defined by related accounting guidance). Lease and non-lease components were accounted for separately because such amounts are readily determinable under our lease contracts. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11.  See Note 7 – Commitments & Contingencies for additional disclosures related to leases.

ASU 2016‑13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016‑13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchase credit impaired (“PCI”) debt securities and loans. ASU 2016‑13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses (“ALLL”). In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company has formed a CECL committee with representation from various departments. The committee has selected a third-party vendor solution to assist in the application of the ASU 2016-13. The committee is currently working through the implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The adoption of the ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate establishment of an allowance for expected credit losses for certain debt securities and other financial assets. While management is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption will be significantly influenced by the composition, characteristics, and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The committee is continuing to evaluate the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the company’s consolidated financial statements.

ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. This new standard will be effective for the Company beginning January 1, 2020. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017‑04, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017‑04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s financial statements.

ASU 2018‑11,  Leases - Targeted Improvements. This ASU provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016‑02. Specifically, under the amendments in ASU 2018‑11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016‑02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above. ASU 2018‑11 did not have a material impact on the Company’s consolidated financial statements.

ASU 2018‑13,  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018‑13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018‑13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018‑13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SECURITIES

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$12,343	$27	$126	$12,244
Residential Collateralized Mortgage Obligations ("CMOs")	104,772	754	1,014	104,512
U.S. Agency	11,938	19	313	11,644
Total securities available for sale	$129,053	$800	$1,453	$128,400

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,191	$124	$192	$25,123
Residential CMOs	52,074	188	842	51,420
U.S. Agency	10,319	31	188	10,162
Asset-backed securities issued by Others:
Residential CMOs	465	—	19	446

Callable GSE Agency Bonds	5,007	—	31	4,976
Certificates of Deposit Fixed	950	—	—	950
U.S. government obligations	1,489	—	1	1,488
Total securities held to maturity	$95,495	$343	$1,273	$94,565

Equity securities carried at fair value through income
CRA investment fund	$4,511	$—	$—	$4,511
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,641	$1	$281	$7,361
Residential CMOs	102,411	199	1,870	100,740
U.S. Agency	12,472	9	606	11,875
Total securities available for sale	$122,524	$209	$2,757	$119,976

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,948	$75	$756	$25,267
Residential CMOs	52,375	64	1,360	51,079
U.S. Agency	10,507	7	404	10,110
Asset-backed securities issued by Others:
Residential CMOs	483	—	41	442

Callable GSE Agency Bonds	5,009	—	110	4,899
Certificates of Deposit Fixed	950	—	—	950
U.S. government obligations	999	—	1	998
Total securities held to maturity	$96,271	$146	$2,672	$93,745

Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$—	$4,428
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

At March 31, 2019, and December 31, 2018 securities with an amortized cost of $45.5 million and $41.3 million were pledged to secure certain customer deposits. At March 31, 2019, no securities were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and at December 31, 2018, securities with an amortized cost of $3.3 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At March 31, 2019, and December 31, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.14 years and 4.37 years and average duration of 3.68 years and 3.86 years and are guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.54 years and 4.88 years and average duration of 3.99 years and 4.25 years and are guaranteed by their issuer as to credit risk.

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

No charges related to other-than-temporary impairment were made during the three months ended March 31, 2019 and the year ended December 31, 2018.

During the three months ended March 31, 2019 and the year ended December 31, 2018,  there were no sales of securities in the ordinary course of operations.

During January 31, 2018, the Company sold virtually all of the acquired securities from the County First acquisition netting proceeds of $34.9 million which served as the fair value of the acquired securities.

ASC 320 “Investments - Debt Securities.” permits the sale of HTM securities for certain changes in circumstances. The Company may dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities when principal repayments have reduced the balance to less than 15% of original purchased par. ASC 320 10‑25‑15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320‑10‑25‑6 due to a significant deterioration in the issues’ creditworthiness.

AFS Securities

Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at March 31, 2019, and December 31, 2018 were as follows:

March 31, 2019	Less Than 12		More Than 12
	Months		Months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$6,789	$23	$55,540	$1,430	$62,329	$1,453
	$6,789	$23	$55,540	$1,430	$62,329	$1,453

December 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$30,095	$163	$54,846	$2,594	$84,941	$2,757
	$30,095	$163	$54,846	$2,594	$84,941	$2,757

At March 31, 2019, and December 31, 2018, the AFS investment portfolio had an estimated fair value of $128 million and $120.0 million, of which $62.3 million and $84.9 million, respectively, of the securities had some unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At March 31, 2019, and December 31, 2018, total unrealized losses were $1.5 million and $2.8 million of the portfolio amortized cost of $129.0 million and $122.5 million, respectively. AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.23 years and 4.32 years and an average duration of 3.78 years and 3.83 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities

Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Less Than 12		More Than 12
	Months		Months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$2,732	$12	$56,849	$1,211	$59,581	$1,223
Callable GSE Agency Bonds	—	—	4,976	31	4,976	31
Asset-backed securities issued by Others	—	—	446	19	446	19
	$2,732	$12	$62,271	$1,261	$65,003	$1,273

December 31, 2018	Less Than 12		More Than 12
	Months		Months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$6,955	$38	$70,752	$2,483	$77,707	$2,521
Callable GSE Agency Bonds	—	—	4,899	110	4,899	110
Asset-backed securities issued by Others	—	—	441	41	441	41
	$6,955	$38	$76,092	$2,634	$83,047	$2,672

At March 31, 2019, and December 31, 2018, the HTM investment portfolio had an estimated fair value of $94.6 million and $93.7 million of which $65.0 million and $83.0 million of the securities had some unrealized losses from their amortized cost, respectively. Of these securities, $64.6 million and $82.6 million were asset-backed securities issued by GSEs and U.S. Agencies and the remaining $446,000 and $441,000 were asset-backed securities issued by others.

HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At March 31, 2019, and December 31, 2018, total unrealized losses on the portfolio were $1.3 million and $2.7 million of the portfolio amortized cost of $94.5 million and $94.8 million, respectively. The securities with unrealized losses had an average life of 3.90 years and 4.88 years and an average duration of 3.49 years and 4.26 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.

HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. At March 31, 2019, and December 31, 2018, total unrealized losses on the asset-backed securities issued by others were $19,000 and $41,000 of the portfolio amortized cost of $465,000 and $482,000, respectively. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.19 years and 3.01 years and an average duration of 2.65 years and 2.33 years.

Credit Quality of Asset-Backed Securities and Agency Bonds

The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM securities at March 31, 2019 and December 31, 2018 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2019		December 31, 2018
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$223,430	AAA	$215,764
BB	465	BB	483
B+	—	B+	—
Total	$223,895	Total	$216,247

NOTE 3 – LOANS

Loans consist of the following:

	March 31, 2019				December 31, 2018
				% of				% of
		All other		Gross		All other		Gross
(dollars in thousands)	PCI	loans**	Total	Loans	PCI	loans**	Total	Loans
Commercial real estate	$1,750	$889,415	$891,165	65.37%	$1,785	$876,231	$878,016	65.19%
Residential first mortgages	468	156,185	156,653	11.49%	466	156,243	156,709	11.63%
Residential rentals	886	123,632	124,518	9.13%	897	123,401	124,298	9.23%
Construction and land development	—	32,798	32,798	2.41%	—	29,705	29,705	2.21%
Home equity and second mortgages	123	36,623	36,746	2.70%	72	35,489	35,561	2.64%
Commercial loans	—	70,725	70,725	5.19%	—	71,680	71,680	5.32%
Consumer loans	—	851	851	0.06%	—	751	751	0.06%
Commercial equipment	—	49,720	49,720	3.65%	—	50,202	50,202	3.73%
Gross loans	3,227	1,359,949	1,363,176	100.00%	3,220	1,343,702	1,346,922	100.00%
Net deferred costs	—	1,261	1,261	0.09%	—	1,183	1,183	0.09%
Total loans, net of deferred costs	$3,227	$1,361,210	$1,364,437		$3,220	$1,344,885	$1,348,105
Less: allowance for loan losses	—	(10,846)	(10,846)	(0.80)%	—	(10,976)	(10,976)	(0.81)%
Net loans	$3,227	$1,350,364	$1,353,591		$3,220	$1,333,909	$1,337,129

**   All other loans include acquired Non-PCI pools at fair value.

At March 31, 2019 and December 31, 2018, the Bank’s allowance for loan losses totaled $10.8 million and $11.0 million, or 0.80% and 0.81%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

Net deferred loan costs of $1.3 million at March 31, 2019 included net deferred fees paid by customers of $3.1 million offset by net deferred costs of $4.4 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs.  Net deferred loan costs of

$1.2 million at December 31, 2018 included net deferred fees paid by customers of $3.1 million offset by net deferred costs of $4.3 million.

Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis, Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At March 31, 2019 and December 31, 2018, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)

Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.0% and 5.9% of the CRE portfolio at March 31, 2019 and December 31, 2018, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Residential First Mortgages

Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Bank purchased residential first mortgages of $5.9 million and $11.0 million, respectively.

The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $56.8 million or 4.2% of total gross loans of $1.36 billion at March 31, 2019 compared to $54.2 million or 4.0% of total gross loans of $1.35 billion at December 31, 2018.

Residential Rentals

Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1‑4 family units and apartments. As of March 31, 2019, and December 31, 2018, $95.5 million and $96.6 million, respectively, were 1‑4 family units and $29.0 million and $27.7 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $98.3 million or

7.2% of total gross loans of $1.36 billion at March 31, 2019 compared to $97.4 million or 7.2% of total gross loans of $1.35 billion at December 31, 2018.

Loans secured by residential rental properties involve greater risks than 1‑4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Because payments on loans secured by residential rental properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to a greater extent to adverse conditions in the rental real estate market or the economy than similar owner-occupied properties.

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

Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. Although residential real estate values have increased over the last several years, default risks remain heightened as the market value of residential property has not fully returned to pre-financial crisis levels and interest rates began to increase in 2017 and 2018.

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

Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Non-accrual		Non-accrual		Total	Total
	Delinquent	Number	Current	Number	Non-accrual	Number
(dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans
Commercial real estate	$4,022	8	$6,088	6	$10,110	14
Residential first mortgages	149	2	1,217	4	1,366	6
Residential rentals	258	2	737	4	995	6
Home equity and second mortgages	193	3	—	—	193	3
Commercial loans	829	2	—	—	829	2
Commercial equipment	287	4	35	2	322	6
	$5,738	21	$8,077	16	$13,815	37

	December 31, 2018
	Non-accrual		Non-accrual		Total	Total
	Delinquent	Number	Current	Number	Non-accrual	Number
(dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans
Commercial real estate	$8,474	11	$6,158	6	$14,632	17
Residential first mortgages	146	1	1,228	4	1,374	5
Residential rentals	260	2	703	3	963	5
Home equity and second mortgages	147	2	—	—	147	2
Commercial loans	866	2	—	—	866	2
Commercial equipment	1,259	5	41	2	1,300	7
	$11,152	23	$8,130	15	$19,282	38

Non-accrual loans decreased $5.5 million from $19.3 million or 1.43% of total loans at December 31, 2018 to $13.8 million or 1.01% of total loans at March 31, 2019. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At March 31, 2019, non-accrual loans of $13.8 million included 37 loans, of which $10.9 million, or 79% represented 12 loans and four customer relationships. The decrease in non-accrual loans during the first quarter of 2019, was largely the result of approximately $3.8 million of one classified relationship that was moved into OREO. In addition, a $1.8 million non-accrual loan was sold at carrying value with no charge-offs during the three months ended March 31, 2019. Non-accrual loans of $8.1 million (58%) were current with all payments of principal and interest with no impairment at March 31, 2019. Delinquent non-accrual loans were $5.7 million (42%) with specific reserves of $893,000 at March 31, 2019.

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

Non-accrual loans included one TDR totaling $26,000 and $29,000 at March 31, 2019 and December 31, 2018, respectively. This loan was classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) decreased $5.7 million from $12.2 million, or 0.91% of loans, at December 31, 2018 to $6.5 million, or 0.47% of loans, at March 31, 2019.

Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12.1 million and $17.4 million at March 31, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at March 31, 2019 and December 31, 2018 was $193,000 and $456,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.7 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at March 31, 2019 and December 31, 2018 was $122,000 and $81,000, respectively.

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

Past due and PCI loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
							Total
	31‑60	61‑89	90 or Greater	Total			Loan
(dollars in thousands)	Days	Days	Days	Past Due	PCI Loans	Current	Receivables
Commercial real estate	$364	$—	$4,023	$4,387	$1,750	$885,028	$891,165
Residential first mortgages	—	—	150	150	468	156,035	156,653
Residential rentals	12	—	245	257	886	123,375	124,518
Construction and land dev.	—	—	—	—	—	32,798	32,798
Home equity and second mtg.	260	—	193	453	123	36,170	36,746
Commercial loans	90	—	829	919	—	69,806	70,725
Consumer loans	1	—	—	1	—	850	851
Commercial equipment	44	—	261	305	—	49,415	49,720
Total	$771	$—	$5,701	$6,472	$3,227	$1,353,477	$1,363,176

	December 31, 2018
							Total
	31‑60	61‑89	90 or Greater	Total			Loan
(dollars in thousands)	Days	Days	Days	Past Due	PCI Loans	Current	Receivables
Commercial real estate	$—	$677	$8,474	$9,151	$1,785	$867,080	$878,016
Residential first mortgages	—	66	146	212	466	156,031	156,709
Residential rentals	13	53	247	313	897	123,088	124,298
Construction and land dev.	—	—	—	—	—	29,705	29,705
Home equity and second mtg.	266	—	147	413	72	35,076	35,561
Commercial loans	—	—	866	866	—	70,814	71,680
Consumer loans	1	4	—	5	—	746	751
Commercial equipment	25	29	1,230	1,284	—	48,918	50,202
Total	$305	$829	$11,110	$12,244	$3,220	$1,331,458	$1,346,922

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Impaired loans, including TDRs, at March 31, 2019 and 2018 and at December 31, 2018 were as follows:

	March 31, 2019
	Unpaid	Recorded	Recorded			Quarter	Quarter
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial real estate	$22,320	$20,019	$2,274	$22,293	$208	$22,373	$184
Residential first mortgages	2,507	2,505	—	2,505	—	2,518	27
Residential rentals	1,773	1,768	—	1,768	—	1,779	21
Construction and land dev.	729	729	—	729	—	729	11
Home equity and second mtg.	257	250	—	250	—	250	2
Commercial loans	2,672	1,834	827	2,661	700	2,669	27
Commercial equipment	390	199	174	373	150	381	2
Total	$30,648	$27,304	$3,275	$30,579	$1,058	$30,699	$274

	December 31, 2018
	Unpaid	Recorded	Recorded			YTD	YTD
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial real estate	$27,835	$24,515	$3,025	$27,540	$326	$27,833	$1,275
Residential first mortgages	2,527	2,527	—	2,527	—	2,573	126
Residential rentals	1,745	1,745	—	1,745	—	1,792	85
Construction and land dev.	729	729	—	729	—	729	45
Home equity and second mtg.	294	288	—	288	—	291	13
Commercial loans	2,762	1,888	863	2,751	700	2,804	118
Consumer loans	1	—	1		1	1	—
Commercial equipment	1,315	1,121	178	1,299	153	1,354	31
Total	$37,208	$32,813	$4,067	$36,880	$1,180	$37,377	$1,693

	March 31, 2018
	Unpaid	Recorded	Recorded			Quarter	Quarter
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial real estate	$27,398	$25,156	$1,750	$26,906	$290	$26,964	$279
Residential first mortgages	2,435	1,916	454	2,370	2	2,403	23
Residential rentals	1,424	1,401	—	1,401	—	1,428	16
Construction and land dev.	729	—	729	729	210	729	10
Home equity and second mtg.	309	306	—	306	—	309	2
Commercial loans	3,008	1,889	1,061	2,950	419	2,950	20
Commercial equipment	1,333	1,023	301	1,324	239	1,341	12
Total	$36,637	$31,691	$4,296	$35,987	$1,161	$36,125	$362

TDRs, included in the impaired loan schedules above, as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
		Number		Number
(dollars in thousands)	Dollars	of Loans	Dollars	of Loans
Commercial real estate	$5,590	7	$5,612	7
Residential first mortgages	66	1	66	1
Residential rentals	215	1	216	1
Construction and land development	729	2	729	2
Commercial loans	—	—	53	1
Commercial equipment	78	2	29	1
Total TDRs	$6,678	13	$6,705	13
Less: TDRs included in non-accrual loans	(26)	(1)	(29)	(1)
Total accrual TDR loans	$6,652	12	$6,676	12

TDRs decreased $24,000 during the first quarter of 2019 due to principal paydowns. There were no TDRs added during the three months ended March 31, 2019. The Company had specific reserves of $164,000 on one TDR totaling $1.5 million at March 31, 2019.

The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2019 and 2018, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2019
	Beginning				Ending
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provisions	Balance
Commercial real estate	$6,882	—	2	(142)	6,742
Residential first mortgages	755	—	—	(33)	722
Residential rentals	498	(53)	46	(29)	462
Construction and land development	310	—	—	(162)	148
Home equity and second mortgages	133	—	2	(3)	132
Commercial loans	1,482	—	5	(81)	1,406
Consumer loans	6	(4)	1	5	8
Commercial equipment	910	(685)	56	945	1,226
	$10,976	$(742)	$112	$500	$10,846

Purchase Credit Impaired**	$—	$—	$—	$—	$—

Three Months Ended	March 31, 2018
	Beginning				Ending
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provisions	Balance
Commercial real estate	$6,451	$(236)	$2	$447	$6,664
Residential first mortgages	1,144	(37)	—	(170)	937
Residential rentals	512	—	—	(53)	459
Construction and land development	462	—	—	20	482
Home equity and second mortgages	162	(7)	9	(46)	118
Commercial loans	1,013	—	—	32	1,045
Consumer loans	7	(1)	—	1	7
Commercial equipment	764	(299)	25	269	759
	$10,515	$(580)	$36	$500	$10,471

Purchase Credit Impaired**	$—	$—	$—	$—	$—

**There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2019 and 2018 and December 31, 2018.

	March 31, 2019				December 31, 2018				March 31, 2018
	Ending balance:	Ending balance:			Ending balance:	Ending balance:			Ending balance:	Ending balance:
	individually	collectively			individually	collectively			individually	collectively
	evaluated for	evaluated for	Purchase Credit		evaluated for	evaluated for	Purchase Credit		evaluated for	evaluated for	Purchase Credit
(dollars in thousands)	impairment	impairment	Impaired	Total	impairment	impairment	Impaired	Total	impairment	impairment	Impaired	Total
Loan Receivables:
Commercial real estate	$22,293	$867,122	$1,750	$891,165	$27,540	$848,691	$1,785	$878,016	$26,906	$789,133	$1,537	$817,576
Residential first mortgages	2,505	153,680	468	156,653	2,527	153,716	466	156,709	2,370	164,020	—	166,390
Residential rentals	1,768	121,864	886	124,518	1,745	121,656	897	124,298	1,401	125,869	1,756	129,026
Construction and land development	729	32,069	—	32,798	729	28,976	—	29,705	729	27,387	110	28,226
Home equity and second mortgages	250	36,373	123	36,746	288	35,201	72	35,561	306	38,707	468	39,481
Commercial loans	2,661	68,064	—	70,725	2,751	68,929	—	71,680	2,950	49,248	—	52,198
Consumer loans	—	851	—	851	1	750	—	751	1	852	—	853
Commercial equipment	373	49,347	—	49,720	1,299	48,903	—	50,202	1,324	44,581	—	45,905
	$30,579	$1,329,370	$3,227	$1,363,176	$36,880	$1,306,822	$3,220	$1,346,922	$35,987	$1,239,797	$3,871	$1,279,655

Allowance for loan losses:
Commercial real estate	$208	$6,534	$—	$6,742	$326	$6,556	$—	6,882	$290	$6,374	$—	$6,664
Residential first mortgages	—	722	—	722	—	755	—	755	2	935	—	937
Residential rentals	—	462	—	462	—	498	—	498	—	459	—	459
Construction and land development	—	148	—	148	—	310	—	310	210	272	—	482
Home equity and second mortgages	—	132	—	132	—	133	—	133	—	118	—	118
Commercial loans	700	706	—	1,406	700	782	—	1,482	419	626	—	1,045
Consumer loans	—	8	—	8	1	5	—	6	1	6	—	7
Commercial equipment	150	1,076	—	1,226	153	757	—	910	239	520	—	759
	$1,058	$9,788	$—	$10,846	$1,180	$9,796	$—	$10,976	$1,161	$9,310	$—	$10,471

Credit Quality Indicators

Credit quality indicators as of March 31, 2019 and December 31, 2018 were as follows:

Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Unrated	$109,399	$112,280	$1,616	$2,172	$37,865	$37,478
Pass	762,790	741,037	31,182	26,805	85,407	85,551
Special mention	—	—	—	—	—	—
Substandard	18,976	24,699	—	728	1,246	1,269
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$891,165	$878,016	$32,798	$29,705	$124,518	$124,298

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Unrated	$19,657	$19,157	$15,731	$15,373	$184,268	$186,460
Pass	48,409	49,828	33,815	33,685	961,603	936,906
Special mention	—	—	—	—	—	—
Substandard	2,659	2,695	174	1,144	23,055	30,535
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$70,725	$71,680	$49,720	$50,202	$1,168,926	$1,153,901

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Unrated	$148,077	$146,889	$332,345	$333,349
Pass	44,951	44,441	1,006,554	981,347
Special mention	—	—	—	—
Substandard	1,222	1,691	24,277	32,226
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$194,250	$193,021	$1,363,176	$1,346,922

**   Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).

Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Performing	$156,504	$156,563	$36,552	$35,414	$851	$751
Nonperforming	149	146	194	147	—	—
Total	$156,653	$156,709	$36,746	$35,561	$851	$751

A risk-grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are subject to being risk rated.

Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or have impairment quantified because of an event (e.g., TDRs or nonperforming loans).

Management regularly reviews credit quality indicators as part of its individual loan reviews and on a monthly and quarterly basis. The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk-grading scale, the level and trends of net charge-offs, nonperforming loans and delinquencies, the performance of TDRs and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process. Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans rated substandard, doubtful and loss as classified assets for regulatory and financial reporting.

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

Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention

These credits, while protected by the financial strength of the borrowers, guarantors or collateral, have reduced quality due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. OAEM loans are the first adversely classified assets on our watch list. These relationships are reviewed at least quarterly.

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

Purchased Credit-Impaired Loans and Acquired Loans

PCI loans had an unpaid principal balance of $3.9 million and a carrying value of $3.2 million at March 31, 2019. PCI loans represented 0.19% of total assets at March 31, 2019. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a  previously established allowance for loan losses from acquisition.

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018 follows:

	Three Months Ended		Year Ended
(dollars in thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Accretable yield, beginning of period	$734	$—	$—
Additions	—	517	517
Accretion	(54)	(58)	(230)
Reclassification from (to) nonaccretable difference	—	—	134
Other changes, net	—	—	313
Accretable yield, end of period	$680	$459	$734

At March 31, 2019, performing acquired loans, which totaled $98.1 million, included a $1.7 million net acquisition accounting fair market value adjustment, representing a 1.70% discount; and PCI loans which totaled $3.2 million, included a $694,000 adjustment, representing a 17.70% discount. During the three months ended March 31, 2019 there was $172,000 of accretion interest.

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the fourth quarter of 2018 which resulted in a reclassification of $134,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.  Also, based on the recast, the change in future expected cash flows not related to the reclassification was $313,000. There was no recast for the three months ended March 31, 2019 based on the small size of the PCI portfolio and management’s judgement that expected cash flows would not have changed materially since the fourth quarter 2018 recast.

The following is a summary of acquired and non-acquired loans as of March 31, 2019 and December 31, 2018:

BY ACQUIRED AND NON-ACQUIRED	March 31, 2019%		December 31, 2018%
Acquired loans - performing	$98,136	7.20%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	3,227	0.24%	3,220	0.24%
Total acquired loans	101,363	7.44%	106,887	7.94%
Non-acquired loans**	1,261,813	92.56%	1,240,035	92.06%
Gross loans	1,363,176		1,346,922
Net deferred costs (fees)	1,261	0.09%	1,183	0.09%
Total loans, net of deferred costs	$1,364,437		$1,348,105

**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are presented in the tables below.

	As of	As of
(dollars in thousands)	March 31, 2019	December 31, 2018
Goodwill	$10,835	$10,835

	As of			As of
	March 31, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Core deposit intangible	$3,590	$(965)	$2,625	$3,590	$(784)	$2,806

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2019 is as follows:

(dollars in thousands)
Remainder of 2019	$507
2020	591
2021	495
2022	398
2023	302
Thereafter	332
$2,625

NOTE 5 - OTHER REAL ESTATE OWNED (“OREO”)

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of OREO activity follows.

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2019	2018	2018
Balance at beginning of year	$8,111	$9,341	$9,341
Additions of underlying property	3,215	101	307
Disposals of underlying property	(316)	—	(1,005)
Valuation allowance	(61)	(90)	(532)
Balance at end of period	$10,949	$9,352	$8,111

During the three months ended March 31, 2019 and 2018, OREO additions were $3.2 million and $101,000, respectively. The first quarter 2018 additions of $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. During the three months ended March 31, 2018, additions of $101,000 consisted of capitalized costs to improve a residential development project.

During the three months ended March 31, 2019,  the Company disposed of an OREO property with a carrying value of $316,000 for proceeds of $326,000 resulting in a gain of $10,000. In connection with the sale, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610‑20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. There were no disposals of OREO for the three months ended March 31, 2018.

During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate.  The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.

The Company had no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2019 and December 31, 2018.

To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Valuation allowance	$61	$90
Losses (gains) on dispositions	(10)	—
Operating expenses	5	24
	$56	$114

NOTE 6 – DEPOSITS

Deposits consist of the following:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$214,432	14.90%	$209,378	14.65%
Interest-bearing:
Demand	411,029	28.56%	437,169	30.58%
Money market deposits	272,994	18.97%	266,160	18.61%
Savings	70,873	4.92%	69,893	4.89%
Certificates of deposit	469,839	32.65%	447,029	31.27%
Total interest-bearing	1,224,735	85.10%	1,220,251	85.35%
Total Deposits	$1,439,167	100.00%	$1,429,629	100.00%

The aggregate amount of certificates of deposit in denominations of $250,000 or more at March 31, 2019 and December 31, 2018 was $135.1 million and $117.2 million, respectively.

The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At March 31, 2019, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $136.0 million which represented 9.45% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits.

NOTE 7 – COMMITMENTS & CONTINGENCES

Operating Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. All of the leases in which the Company is the lessee are for branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.  With the adoption of Topic

842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.

At March 31, 2019, the Company had lease liabilities totaling $10.1 million and right of use assets totaling $10.0 million related to these leases. Remaining lease terms range from six to 26 years.  Management assumed all leases would be extended through all contractual extensions.

For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 18.31 years and the weighted average discount rate used in the measurement of operating leases was 3.48%. Operating lease cost was $220,000 and cash paid for amounts included in the measurement of lease liabilities was $183,000.  Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $234,000 which included $58,000 for acquired operating leases for facilities from the County First acquisition. All County First operating leases expired on or before December 31, 2018.

The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts.  ASC 842 allows a lessee to make an accounting policy election for short term leases whereby short-term lease are not recognized on the balance sheet.  However, the Company did not have any short-term leases upon adoption or during the quarter.

Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2019

Lease payments due:
Within one year	$756
After one but within two years	764
After two but within three years	787
After three but within four years	807
After four but within five years	824
After five years	10,123
Total undiscounted cash flows	$14,061
Discount on cash flows	3,981
Total lease liability	$10,080

NOTE 8 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

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

NOTE 9 – SUBORDINATED NOTES

On February 6, 2015 the Company issued $23.0 million of unsecured 6.25% fixed-to-floating rate subordinated notes due February 15, 2025 (“subordinated notes”). On February 13, 2015, the Company used proceeds of the offering to redeem all $20 million of the Company’s outstanding preferred stock issued under the Small Business Lending Fund (“SBLF”) program. The subordinated notes qualify as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The subordinated notes are not listed on any securities exchange or included in any automated dealer quotation system and there is no market for the notes. The notes are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, whether secured or unsecured. The notes are not guaranteed obligations of any of the Company’s subsidiaries.

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

NOTE 10 – REGULATORY CAPITAL

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

On January 1, 2015, the Company and Bank became subject to the new Basel III Capital Rules with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. In July 2013, the final rules were published (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel

III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

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

As of March 31, 2019, and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Common equity		$159,080	$154,482	$191,156	$185,073
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,903)	(2,034)	(1,903)	(2,034)
AOCI losses		473	1,847	473	1,847
Common Equity Tier 1 Capital		146,815	143,460	178,891	174,051
TRUPs		12,000	12,000	—	—
Tier 1 Capital		158,815	155,460	178,891	174,051
Allowable reserve for credit losses and other Tier 2 adjustments		10,897	11,027	10,897	11,027
Subordinated notes		23,000	23,000	—	—
Tier 2 Capital		$192,712	$189,487	$189,788	$185,078
Risk-Weighted Assets ("RWA")		$1,413,324	$1,384,807	$1,411,172	$1,383,048
Average Assets ("AA")		$1,687,948	$1,635,594	$1,686,046	$1,632,846
2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.39%	10.36%	12.68%	12.58%
Tier 1 Capital to RWA	8.50	11.24	11.23	12.68	12.58
Tier 2 Capital to RWA	10.50	13.64	13.68	13.45	13.38
Tier 1 Capital to AA (Leverage) (2)	n/a	9.41	9.50	10.61	10.66

(1)

These are the fully phased-in ratios as of January 1, 2019 that include the minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB"). The phase-in period is more fully described in the footnote above.

(2)	Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the three months ending March 31, 2019.

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

Loans Receivable

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2019 and December 31, 2018, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$104,512	$—	$104,512	$—
MBS	12,244	—	12,244	—
U.S. Agency	11,644	—	11,644	—
Total available for sale securities	$128,400	$—	$128,400	$—
Equity securities carried at fair value through income
CRA investment fund	$4,511	$—	$4,511	$—

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$100,740	$—	100,740	$—
MBS	7,361	—	7,361	—
U.S. Agency	11,875	—	11,875	—
Bond mutual funds	—	—	4,423	—
Total available for sale securities	$119,976	$—	$119,976	$—
Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$4,428	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 were included in the tables below.

(dollars in thousands)	March 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,066	$—	$—	$2,066
Commercial loans	127	—	—	127
Commercial equipment	24	—	—	24
Total loans with impairment	$2,217	$—	$—	$2,217
Other real estate owned	$10,949	$—	$—	$10,949

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,699	$—	$—	$2,699
Commercial loans	163	—	—	163
Commercial equipment	25	—	—	25
Total loans with impairment	$2,887	$—	$—	$2,887
Other real estate owned	$8,111	$—	$—	$8,111

Loans with impairment had unpaid principal balances of $3.3 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2019 and December 31, 2018.

March 31, 2019
(dollars in thousands)				Range
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Loans with impairment	$2,217	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (32%)

Other real estate owned	$10,949	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (10%)

December 31, 2018
(dollars in thousands)				Range
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Loans with impairment	$2,887	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%‑50% (29%)

Other real estate owned	$8,111	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%‑50% (14%)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2019	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$128,400	$128,400	$—	$128,400	$—
Investment securities - HTM	95,495	94,565	1,489	93,076	—
Equity securities carried at fair value through income	4,511	4,511	—	4,511
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,874	3,874	—	3,874	—
Net loans receivable	1,353,591	1,318,674	—	—	1,318,674
Accrued Interest Receivable	5,331	5,331	—	5,331	—
Investment in BOLI	36,513	36,513	—	36,513	—

Liabilities
Savings, NOW and money market accounts	$969,328	$969,328	$—	$969,328	$—
Time deposits	469,839	470,180	—	470,180	—
Long-term debt	20,419	20,637	—	20,637	—
Short term borrowings	35,000	35,040	—	35,040	—
TRUPs	12,000	11,029	—	11,029	—
Subordinated notes	23,000	23,067	—	23,067	—

See the Company’s methodologies disclosed in Note 21 of the Company’s 2018 Form 10‑K for the fair value methodologies used as of December 31, 2018:

December 31, 2018	Carrying		Fair Value Measurements
Description of Asset (dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$119,976	$119,976	$—	$119,976	$—
Investment securities - HTM	96,271	93,745	999	92,746	—
Equity securities carried at fair value through income	4,428	4,428		4,428	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,821	3,821	—	3,821	—
Net loans receivable	1,337,129	1,298,465	—	—	1,298,465
Accrued Interest Receivable	4,957	4,957	—	4,957	—
Investment in BOLI	36,295	36,295	—	36,295	—

Liabilities
Savings, NOW and money market accounts	$982,600	$982,600	$—	$982,600	$—
Time deposits	447,029	446,683	—	446,683	—
Long-term debt	20,436	20,568	—	20,568	—
Short term borrowings	35,000	35,016	—	35,016	—
TRUPs	12,000	10,924	—	10,924	—
Subordinated notes	23,000	23,085	—	23,085	—

At March 31, 2019 and December 31, 2018, the Company had outstanding loan commitments and standby letters of credit of $27.6 million and $47.3 million, respectively, and $21.8 million and $21.2 million, respectively. Additionally, at March 31, 2019 and December 31, 2018, customers had $227.7 million and $211.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income for the three months ended March 31, 2019 and 2018. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three months ended March 31, 2019 and 2018. Reclassification adjustments are recorded in non-interest income.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$1,896	$522	$1,374	$(976)	$(269)	$(707)
Reclassification adjustments	—	—	—	—	—	—
Other comprehensive (loss) income	$1,896	$522	$1,374	$(976)	$(269)	$(707)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	Net Unrealized Gains	Net Unrealized Gains
(dollars in thousands)	And Losses	And Losses

Beginning of period	$(1,847)	$(1,191)
Other comprehensive gains (losses), net of tax before reclassifications	1,374	(707)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net other comprehensive (loss) income	1,374	(707)
End of period	$(473)	$(1,898)

NOTE 14 - EARNINGS PER SHARE (“EPS”)

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

As of March 31, 2019, and 2018, there were no options, which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net Income	$3,877	$1,221

Average number of common shares outstanding	5,558,137	5,547,715
Dilutive effect of common stock equivalents	—	—
Average number of shares used to calculate diluted EPS	5,558,137	5,547,715

Earnings Per Common Share
Basic	$0.70	$0.22
Diluted	0.70	0.22

NOTE 15 – INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. If it is more likely than not that some portion or the entire deferred tax asset will not be realized, deferred tax assets will be reduced by a valuation allowance. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

	The Three Months Ended
	March 31,
	2019		2018

Current income tax expense	$1,377		$480
Deferred income tax expense (benefit)	(61)		53
Income tax expense as reported	$1,316		$533

Effective tax rate	25.3%	%	30.4%

Net deferred tax assets totaled $6.2 million at March 31, 2019 and $6.7 million at December 31, 2018. No valuation allowance for deferred tax assets was recorded at March 31, 2019 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The effective income tax rates differed from the statutory federal and state income tax rates during 2019 and 2018, respectively, primarily due to the effect of merger related expenses, tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, as more fully discussed in the 2017 Form 10‑K. Among other things, the new law established a new, flat corporate federal statutory income tax rate of 21%. As a result of the new law, the Company recognized a provisional net tax expense of $2.7 million in the fourth quarter of 2017. Management may refine its tax calculations based on analysis of the new law and projected future tax positions, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. There has been no change to the provisional net tax expense recorded during the fourth quarter of 2017.

NOTE 16 - STOCK-BASED COMPENSATION

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

Stock-based compensation expense totaled $77,000 and $105,000 for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of March 31, 2019, and December 31, 2018, unrecognized stock compensation expense was $461,000 and $430,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at March 31, 2019 and December 31, 2018, respectively.

	Restricted Stock
		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76
Granted	3,584	30.00
Vested	(13,322)	24.51
Cancelled	—	—
Nonvested at March 31, 2019	15,735	$24.55

	Restricted Stock
		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested at January 1, 2018	32,809	$22.61
Granted	10,662	36.43
Vested	(17,607)	21.85
Cancelled	(391)	27.69
Nonvested at December 31, 2018	25,473	$28.76

Item 2 - Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “is optimistic”, “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition or any acquisition that we undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from County First acquisition, or any acquisition that we undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of the government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10‑K for the Year Ended December 31, 2018, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, the valuation of OREO and the valuation of deferred tax assets to be critical accounting policies.

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

Management uses a risk scale to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. These loans are unrated unless they are part of a larger commercial relationship that requires grading or  have impairment quantified because of an event (e.g., TDRs or nonperforming loans).

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

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions. At March 31, 2019 and December 31, 2018, the allowance for loan losses was $10.8 million and $11.0 million, respectively, or 0.80% and 0.81%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.

For additional information regarding the allowance for loan losses, refer to Notes 1 and 7 of the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018 and the discussion in this MD&A.

Other Real Estate Owned

OREO is carried at fair value net of a valuation allowance. The OREO valuation allowance is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require that the Company establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows include the costs of selling or otherwise disposing of the asset.

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

For additional information regarding OREO, refer to Notes 1 and 9 of the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

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

For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 13 in the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

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

During the last two years, consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets.

The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contributes to economic growth. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health.

The impact of government shutdowns or sequestration is more acutely felt in the Bank’s footprint. In addition to the temporary economic impact to government employees, the Bank’s business customers, which include government contractors that directly support the federal government and small businesses that indirectly support the government and its employees, can be impacted with permanent losses of revenue. A prolonged shutdown or a lack of confidence in the federal government’s ability to fund its operations could impact spending and investments in the Company’s footprint.

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

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in the Company’s Form 10‑K for the year ended December 31, 2018 under the caption “Market Area” (Part I. Item 1. Business Section – Market Area).

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

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE MONTHS ENDED

Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE

This 10‑Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs. These expenses are not considered part of recurring operations, such as “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2019	March 31, 2018
Net income (as reported)	$3,877	$1,222
Merger and acquisition costs (net of tax)	—	2,135
Non-GAAP operating net income	$3,877	$3,357

Income before income taxes (as reported)	$5,193	$1,755
Merger and acquisition costs ("M&A")	—	2,868
Adjusted pretax income	5,193	4,623
Income tax expense	1,316	1,266
Non-GAAP operating net income	$3,877	$3,357

GAAP diluted earnings per share ("EPS")	$0.70	$0.22
Non-GAAP operating diluted EPS before M&A	$0.70	$0.61

GAAP return on average assets ("ROAA")	0.91%	0.31%
Non-GAAP operating ROAA before M&A	0.91%	0.85%

GAAP return on average common equity ("ROACE")	9.85%	3.33%
Non-GAAP operating ROACE before M&A	9.85%	9.15%

Net income (as reported)	$3,877	$1,222
Weighted average common shares outstanding	5,558,137	5,547,715
Average assets	$1,699,188	$1,581,538
Average equity	$157,443	$146,712

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)

Reconciliation of US GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.

This 10‑Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the

Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	March 31,	December 31,	March 31,
(dollars in thousands, except per share amounts)	2019	2018	2018
Total assets	$1,711,947	$1,689,227	$1,576,996
Less: intangible assets
Goodwill	10,835	10,835	10,277
Core deposit intangible	2,625	2,806	3,385
Total intangible assets	13,460	13,641	13,662
Tangible assets	$1,698,487	$1,675,586	$1,563,334

Total common equity	$159,080	$154,482	$145,657
Less: intangible assets	13,460	13,641	13,662
Tangible common equity	$145,620	$140,841	$131,995

Common shares outstanding at end of period	5,581,521	5,577,559	5,573,841

GAAP common equity to assets	9.29%	9.15%	9.24%
Non-GAAP tangible common equity to tangible assets	8.57%	8.41%	8.44%

GAAP common book value per share	$28.50	$27.70	$26.13
Non-GAAP tangible common book value per share	$26.09	$25.62	$23.68

SELECTED FINANCIAL INFORMATION AND RATIOS

	Three Months Ended (Unaudited)
	March 31, 2019	March 31, 2018
KEY OPERATING RATIOS
Return on average assets	0.91%	0.31%
Return on average common equity	9.85	3.33
Average total equity to average total assets	9.27	9.28
Interest rate spread	3.05	3.36
Net interest margin	3.31	3.54
Cost of funds	1.25	0.84
Cost of deposits	1.07	0.62
Cost of debt	3.68	2.59
Efficiency ratio	59.62	83.81
Non-interest expense to average assets	1.98	2.95
Net operating expense to average assets	1.73	2.69
Avg. int-earning assets to avg. int-bearing liabilities	120.52	121.10
Net charge-offs to average loans	0.19	0.17
COMMON SHARE DATA
Basic net income per common share	$0.70	$0.22
Diluted net income per common share	0.70	0.22
Cash dividends paid per common share	0.125	0.10
Weighted average common shares outstanding:
Basic	5,558,137	5,547,715
Diluted	5,558,137	5,547,715

SELECTED FINANCIAL INFORMATION AND RATIOS (Continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,711,947	$1,689,227	$22,720	1.3%
Gross loans	1,363,176	1,346,922	16,254	1.2
Classified Assets	35,691	40,819	(5,128)	(12.6)
Allowance for loan losses	10,846	10,976	(130)	(1.2)

Past due loans - 31 to 89 days	771	1,134	(363)	(32.0)
Past due loans >=90 days	5,701	11,110	(5,409)	(48.7)
Total past due (delinquency) loans	6,472	12,244	(5,772)	(47.1)

Non-accrual loans (a)	13,815	19,282	(5,467)	(28.4)
Accruing troubled debt restructures (TDRs) (b)	6,652	6,676	(24)	(0.4)
Other real estate owned (OREO)	10,949	8,111	2,838	35.0
Non-accrual loans, OREO and TDRs	$31,416	$34,069	$(2,653)	(7.8)
ASSET QUALITY RATIOS
Classified assets to total assets	2.08%	2.42%
Classified assets to risk-based capital	18.52	21.54
Allowance for loan losses to total loans	0.80	0.81
Allowance for loan losses to non-accrual loans	78.51	56.92
Past due loans - 31 to 89 days to total loans	0.06	0.08
Past due loans >=90 days to total loans	0.42	0.82
Total past due (delinquency) to total loans	0.47	0.91
Non-accrual loans to total loans	1.01	1.43
Non-accrual loans and TDRs to total loans	1.50	1.93
Non-accrual loans and OREO to total assets	1.45	1.62
Non-accrual loans, OREO and TDRs to total assets	1.84	2.02
COMMON SHARE DATA
Book value per common share	$28.50	$27.70
Tangible book value per common share**	26.09	25.25
Common shares outstanding at end of period	5,581,521	5,577,559
OTHER DATA
Full-time equivalent employees	192	189
Branches (c)	12	12
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.41%	9.50%
Tier 1 common capital to risk-weighted assets	10.39	10.36
Tier 1 capital to risk-weighted assets	11.24	11.23
Total risk-based capital to risk-weighted assets	13.64	13.68
Common equity to assets	9.29	9.15
Tangible common equity to tangible assets	8.57	8.41

**   Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

(a)   Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)   At March 31, 2019 and December 31, 2018, the Bank had total TDRs of $6.7 million and $6.7 million, respectively, with $26,000 and $29,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

(c)   The Company closed four of the five acquired County First branches in May 2018.

OVERVIEW

The Bank is headquartered in Southern Maryland with 12 branches located in Maryland and Virginia including Waldorf (two branches), Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia.  The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia.  The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.

The Bank increased assets primarily with organic loan growth until its first acquisition of County First Bank in January 2018. We believe that our ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our business model is customer-focused, utilizing relationship teams to provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. Excelling at customer service is a critical part of our culture. The Bank focuses its business generation efforts on targeting small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing is also directed towards increasing balances of transactional deposit accounts, which are all deposit accounts other than certificates of deposit. We believe that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although we believe that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. We recognize that certain lending and deposit products increase the possibility of losses from credit and other risks.

The Company’s income is earned from interest received on loans and investments. Our primary source of funds for making these loans and investments is deposits. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on interest-bearing liabilities, which is called net interest spread. In addition to earning interest on loans and investments, we earn income through fees and other charges to our clients.

On January 1, 2018, the Company completed its merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock, the transaction value was $37.7 million. Just prior to the acquisition on December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2. Approximately $160 million of the acquired deposits were stable low-cost transaction accounts. The closing of four of the five acquired branches in the spring of 2018 positively impacted the Company’s operating expense run rate in the second half of 2018.

For additional information regarding the Company’s business combination and goodwill policies as well as purchase accounting of the acquisition, refer to Notes 1 and 2 of the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

2018 Operations Summary

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

Net income for the year ended December 31, 2018 was $11.2 million or $2.02 per diluted share. The annual results included merger and acquisition costs net of tax of $2.7 million. The impact of merger and acquisition costs resulted in a reduction to earnings per share of $0.49 for the year ended December 31, 2018. The Company’s return on average assets (“ROAA”) and return on average common equity (“ROACE”) were 0.70% and 7.53% in the year ended December 31, 2018. Pretax net income decreased $964,000 or 5.9% to $15.4 million for the year ended December 31, 2018.  The Company’s pretax returns on average assets and common stockholders’ equity for 2018 were 0.96% and 10.33%, respectively.

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

The Company reported operating net income of $13.9 million, or $2.51 per share in the year ended December 31, 2018 with operating ROAA and operating ROACE of 0.87% and 9.34%, respectively. The Company’s operating net income increased as expected in the second half of 2018. Operating net income increased to $7.7 million for the six months ended December 31, 2018 compared to $6.2 million for the six months ended June 30, 2018. The increase in earnings in the third and fourth quarters was primarily the result of decreased merger costs, the reduction in the Company’s expense run rate with the successful integration of the County First transaction and increased net interest income.

The efficiency ratio and net operating expense ratios for the year ended December 31, 2018 were 69.42% and 2.13%, respectively. The efficiency and net operating expense ratios in 2018 reflect the costs associated with the merger, the higher employee headcount for the first six months of 2018 and the duplication of systems and resources to integrate County First during 2018.

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

•	Total deposits increased $323.4 million to $1,429.6 million in 2018, which included an increase in transaction accounts of $328.0 million and a decrease in time deposits of $4.6 million.
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

•

Liquidity improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio decreased from 103.1% at December 31, 2017 to 93.5% at December 31, 2018.  The Company used available on-balance sheet liquidity during 2018 to fund loans, increase investments and pay down wholesale funding.

•	Classified assets as a percentage of assets improved in 2018 decreased 116 basis points from 3.58% at December 31, 2017 to 2.42% at December 31, 2018.
•	Non-accrual loans, OREO and TDRs to total assets increased 31 basis points to 2.02% at December 31, 2018 from 1.71% at December 31, 2017.

2019 First Quarter Operations Summary

The Company’s strategy to grow interest-earning assets while controlling expenses continued to be successful in the first quarter of 2019. ROAA has exceeded 90 basis points for each of the last three quarters, as the Company completed the integration of County First, grew loan balance and controlled expenses. Average interest-earning assets have increased $89.2 million or 6.0% (12.0% annualized) during the last six months to $1,577.1 million at March 31, 2019. The Company’s efficiency ratio at 59.6% has been below 60% for the last two quarters.

For the three months ended March 31, 2019, net income, diluted earnings per share, ROAA and ROACE were $3.9 million, $0.70, 0.91% and 9.85%, respectively. The prior quarter three months ended December 31, 2018, net income, diluted earnings per share, ROAA and ROACE were $3.8 million, $0.69, 0.93% and 10.01%, respectively. The flatness in earnings was primarily the result of increased net interest income being offset by increased noninterest expense. The Company’s expense run rate for the first quarter of 2019 increased as expected. The Company’s quarterly expense run rate is expected to range between $8.6 and $8.8 million for remaining quarters of 2019.

Based on recent trends management is optimistic that net interest margin will expand during 2019 despite four basis point decline during the first quarter of 2019 to 3.31%.  Recent loan yields and deposit cost trends have been positive. Average contractual loan yields increased 11 basis points from 4.57% at September 30, 2018 to 4.68% at March 31, 2019. In addition, ending loan balances of $1,363.2 million at March 31, 2019, included approximately $125 million in new loans generated in the prior six months with an average contractual interest rate of 4.95%, which is 27 basis points greater that the 4.68% contractual interest rate on the entire portfolio. Further, end of period deposit costs were 1.06% at March 31, 2019 compared to a 1.07% average cost of deposits for the three months ended March 31, 2019.

Noninterest expense of $8.4 million in the first quarter of 2019 increased $164,000 compared to $8.2 million in the prior quarter, primarily due to increase in salary and benefits and professional fees, partially offset by lower OREO expenses. Salary and benefits of $4.8 million and professional fees of $418,000 were in line with management expectations for the first quarter of 2019. Salaries and benefits are expected to increase between two and four percent in 2019. The higher range is based on Company meeting incentive plan targets. We believe the Company’s quarterly expense run rate will range between $8.6 and $8.8 million for remaining quarters of 2019.

Nonperforming assets improved in the first quarter of 2019. Classified assets as a percentage of assets decreased 34 basis points from 2.42% at December 31, 2018 to 2.08% at March 31, 2019. Non-accrual loans, OREO and TDRs to total assets decreased 18 basis points to 1.84% to 2.02% for the comparable periods.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH  31, 2019 AND 2018

Earnings Summary

The Company reported net income for the three months ended March 31, 2019 of $3.9 million or diluted earnings per share of $0.70 compared to net income of $1.2 million or $0.22 per diluted share for the three months ended March 31, 2018. The third quarter results included merger and acquisition costs net of tax of $0 and $2.9 million for the comparative quarters. The first quarter 2018 results included merger and acquisition costs net of tax of $2.1 million. Merger and acquisition costs did not impact earnings per share for the first quarter of 2019. The Company’s ROAA and ROACE were

0.91% and 9.85% for the three months ended March 31, 2019 compared to 0.31% and 3.33% for the three months ended March 31, 2018.

The increase in earnings for the comparable periods was primarily the result of the reduction in the Company’s expense run rate with the successful integration of the County First transaction, and increased net interest income. The Company completed the acquisition of County First on January 1, 2018, increasing the Company’s asset size by $200 million to just under $1.6 billion.  As of December 31, 2018, the Company’s assets were just under $1.7 billion. The Company closed four of the five acquired County First branches during May of 2018. The La Plata downtown branch remains open. County First closed its Fairfax, Virginia loan production office prior to the legal merger. The first six months of 2018 included operating expenses to support the merged operations with County First Bank. The closure of four branches and reductions in headcount during the second quarter of 2018 positively impacted the Company’s operating expense run rate in the second half of 2018.

The $2.7 million increase to net income in the first quarter of 2019 compared to the same quarter in 2018 was primarily due to decreased noninterest expense of $3.3 million, of which $2.9 million related to merger and acquisition costs incurred during the three months ended March 31, 2018. In addition, the Company’s first quarter 2019 expense run rate for noninterest expenses, excluding merger and acquisition costs, was $394,000 lower than the comparable quarter in 2018. The Company began to realize cost savings from the County First acquisition in the second half of 2018 with the closing of four branches and an operations center, an overall reduction in headcount and the elimination of duplicate processes and vendors. In addition, net interest income and noninterest income increased $177,000 comparing the three months ended March 31, 2019 and 2018. Net income decreased due to increased income tax expense of $783,000 for the comparable periods.

The Company reported operating net income (see reconciliation of non-GAAP measures), which excludes merger-related expenses, of $3.9 million, or $0.70 per share, for three months ended March 31, 2019. This compares to operating net income of $3.4 million, or $0.61 per share for the three months ended March 31, 2018. Operating net income reflects higher net interest income and noninterest income and lower noninterest expense. The Company’s operating ROAA and ROACE were 0.91% and 9.85% for the first quarter of 2019 compared to 0.85% and 9.15% for the first quarter of 2018.

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

Net interest income totaled $13.0 million for the three months ended March 31, 2019, which represents a $147,000 or 1.1%, increase from $12.9 million for the three months ended March 31, 2018. Average total earning assets increased $120.2 million, or 8.2%, for the three months ended March 31, 2019 to $1,577.1 million compared to $1,456.9 million for the three months ended March 31, 2018. The increase in average total earning assets for the three months ended March 31, 2019 from the comparable quarter in 2018, resulted primarily from a $71.3 million, or 5.6%, increase in average loans as a result of organic growth, the acquisition of County First, and a $48.9 million, or 26.6%, increase in average investments. Interest income increased $1.9 million for the three months ended March 31, 2019 compared to the first quarter of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $1.2 million and higher interest yields accounting for $698,000.

Average total interest-bearing liabilities increased $105.4 million, or 8.8%, for the three months ended March 31, 2019 to $1,308.5 million compared to $1,203.1 million for the three months ended March 31, 2018. During the same time, average noninterest-bearing demand deposits decreased $10.4 million, or 4.7%, to $209.3 million compared to $219.7 million. Interest expense increased $1.8 million for the three months ended March 31, 2019 compared to the first quarter of 2018. Higher interest rates accounted for $1.8 million of the increase in interest expense. Overall increases in the average balance of interest-bearing liabilities did not impact overall interest expense for the comparable period because volume variances from the composition of funding liabilities offset each other. For the three-month comparative periods, average short-term borrowings and long-term debt decreased $54.1 million and were replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest-bearing accounts. During the three months ended March 31, 2019, average transaction accounts increased $168.4 million or 21.3% to $960.0 million from $791.6 million for the three months ended March 31, 2018. During the same timeframe average time deposits decreased slightly $19.3 million or 4.3% to $450.0 million for the three months ended March 31, 2019.

Net interest margin of 3.31% for the three months ended March 31, 2019 was 23 basis points lower than the 3.54% for the three months ended March 31, 2018. The decrease in net interest margin from the first quarter of 2018 resulted primarily from the Company’s interest earning asset yields increasing at a slower rate than overall funding costs. Interest earning asset yields increased 15 basis points from 4.36% for the three months ended March 31, 2018 to 4.51% for the three months ended March 31, 2019. The Company’s cost of funds increased 41 basis points from 0.84% for the three months ended March 31, 2018 to 1.25% for the three months ended March 31, 2019. Net interest income was impacted by accretion interest of $172,000 and $321,000 for the three months ended March 31, 2019 and 2018, respectively. Accretion interest and nonaccrual interest increased net interest margin by four basis points and 10 basis points for the comparable periods.

The following table shows the components of net interest income and the dollar and percentage changes for the periods presented

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$Change	% Change
Interest and Dividend Income
Loans, including fees	$16,129	$14,726	$1,403	9.5%
Taxable interest and dividends on investment securities	1,623	1,095	528	48.2%
Interest on deposits with banks	45	72	(27)	(37.5)%
Total Interest and Dividend Income	17,797	15,893	1,904	12.0%

Interest Expenses
Deposits	3,768	1,956	1,812	92.6%
Short-term borrowings	334	283	51	18.0%
Long-term debt	658	764	(106)	(13.9)%
Total Interest Expenses	4,760	3,003	1,757	58.5%

Net Interest Income (NII)	$13,037	$12,890	$147	1.1%

The following table presents information on average balances and rates for deposits.

	For the Three Months Ended March 31,
	2019		2018
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Savings	$70,536	0.10%	$74,944	0.06%
Interest-bearing demand and money market accounts	680,188	1.00%	496,995	0.44%
Certificates of deposit	449,962	1.82%	469,248	1.19%
Total interest-bearing deposits	1,200,686	1.26%	1,041,187	0.75%
Noninterest-bearing demand deposits	209,321		219,703
	$1,410,007	1.07%	$1,260,890	0.62%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	For the Three Months Ended March 31,
	2019			2018
	Average	Average	Percentage	Average	Average	Percentage
(dollars in thousands)	Balance	Rate	Funding	Balance	Rate	Funding
Interest-bearing deposits	$1,200,686	1.26%	79.10%	$1,041,187	0.75%	73.18%
Debt	107,847	3.68%	7.11%	161,910	2.59%	11.38%
Total interest-bearing liabilities	1,308,533	1.46%	86.21%	1,203,097	1.00%	84.56%
Noninterest-bearing demand deposits	209,321		13.79%	219,703		15.44%
Total funds	$1,517,854	1.25%	100.00%	$1,422,800	0.84%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended March 31,
	2019			2018
	Average		Avg. Yield	Average		Avg. Yield
dollars in thousands	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Commercial real estate	$887,955	$10,468	4.72%	$816,954	$9,321	4.56%
Residential first mortgages	156,897	1,496	3.81%	169,075	1,573	3.72%
Residential rentals	124,221	1,524	4.91%	127,630	1,636	5.13%
Construction and land development	31,397	457	5.82%	28,838	373	5.17%
Home equity and second mortgages	36,784	526	5.72%	40,348	515	5.11%
Commercial and equipment loans	117,716	1,644	5.59%	100,358	1,294	5.16%
Consumer loans	829	14	6.76%	868	14	6.45%
Allowance for loan losses	(11,143)	—	—%	(10,716)	—	0.00%
Loan portfolio (1)	1,344,656	16,129	4.80%	1,273,355	14,726	4.63%
Investment securities, federal funds sold and interest-bearing deposits	232,433	1,668	2.87%	183,567	1,167	2.54%
Interest-Earning Assets ("IEAs")	1,577,089	17,797	4.51%	1,456,922	15,893	4.36%
Cash and cash equivalents	17,661			26,053
Goodwill	10,835			10,145
Core deposit intangible	2,743			3,479
Other assets	90,860			84,939
Total Assets	$1,699,188			$1,581,538
Liabilities and Stockholders’ Equity
Savings	$70,536	$17	0.10%	$74,944	$12	0.06%
Interest-bearing demand and money market accounts	680,188	1,705	1.00%	496,995	543	0.44%
Certificates of deposit	449,962	2,046	1.82%	469,248	1,401	1.19%
Long-term debt	20,425	146	2.86%	50,377	285	2.26%
Short-term borrowings	52,422	334	2.55%	76,533	283	1.48%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	153	5.10%	12,000	120	4.00%
Interest-Bearing Liabilities ("IBLs")	1,308,533	4,760	1.46%	1,203,097	3,003	1.00%
Noninterest-bearing demand deposits	209,321			219,703
Other liabilities	23,891			12,026
Stockholders’ equity	157,443			146,712
Total Liabilities and Stockholders’ Equity	$1,699,188			$1,581,538
Net interest income		$13,037			$12,890
Interest rate spread			3.05%			3.36%
Net yield on interest-earning assets			3.31%			3.54%
Avg. loans to avg. deposits			95.37%			100.99%
Avg. transaction deposits to total avg. deposits **			68.09%			62.78%
Ratio of average IEAs to average IBLs			120.52%			121.10%
Cost of funds			1.25%			0.84%
Cost of deposits			1.07%			0.62%
Cost of debt			3.68%			2.59%

(1)  Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $172,000 and $321,000 of accretion interest during the three months ended March 31, 2019 and March 31, 2018, respectively.

**   Transaction deposits excluded time deposits

The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest‑earning asset and interest‑bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate‑volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

		For the Three Months Ended March 31, 2019
		compared to the Three Months Ended
		March 31, 2018
		Due to
dollars in thousands	Volume	Rate	Total
Interest income:
Loan portfolio (1)	$855	$548	$1,403
Investment securities, federal funds sold and interest bearing deposits	351	150	501
Total interest-earning assets	$1,206	$698	$1,904

Interest-bearing liabilities:
Savings	(1)	6	5
Interest-bearing demand and money market accounts	459	703	1,162
Certificates of deposit	(88)	733	645
Long-term debt	(214)	75	(139)
Short-term borrowings	(154)	205	51
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	33	33
Total interest-bearing liabilities	$2	$1,755	$1,757
Net change in net interest income	$1,204	$(1,057)	$147

(1)

Average balance includes non-accrual loans. There are no tax equivalency adjustments. There was $172,000 and $321,000 of accretion interest during the three months ended March 31, 2019 and March 31, 2018, respectively.

Provision for Loan Losses

The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$Change	% Change
Provision for loan losses	$500	$500	$—	—%

The provision for loan losses was flat at $500,000 for the three months ended March 31, 2019 and 2018. Net charge-offs of $630,000 were recognized for the three months ended March 31, 2019 compared to net charge-offs of $544,000 for the three months ended March 31, 2018. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income

Noninterest income of $1.1 million for the three months ended March 31, 2019 increased by $30,000 compared to $1.0 million for the three months ended March 31, 2018. The increase was primarily due to unrealized gains of $56,000 on equity securities partially offset by small decreases in income from Bank Owned Life Insurance (“BOLI”) and service charges.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$58	$53	$5	9.4%
Unrealized gains on equity securities	56	—	56	—
Income from bank owned life insurance	217	226	(9)	(4.0)%
Service charges	730	752	(22)	(2.9)%
Total Noninterest Income	$1,061	$1,031	$30	2.9%

Noninterest Expense

Noninterest expenses decreased $3.3 million or 28.0%, to $8.4 million for the three months ended March 31, 2019 compared to $11.7 million for the three months ended March 31, 2018, of which $2.9 million of the variance was due to merger and acquisition costs incurred during for the first quarter of 2018. The Company’s first quarter 2019 expense run rate of $8.4 million was positively impacted by the increased efficiencies from the County First acquisition and management’s continued focus on containing expense growth. In addition, OREO charges were low at $56,000 during the first quarter of 2019, which contributed to lower expenses. We believe the Company’s quarterly expense run rate will range between $8.6 and $8.8 million for remaining quarters of 2019.  Salary and benefits of $4.8 million were in line with management expectations for the first quarter of 2019. Salaries and benefits are expected to increase between two and four percent in 2019 compared to 2018. The higher range is based on Company meeting incentive plan targets.

Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses decreased $394,000, or 3.9%, to $8.3 million for the three months ended March 31, 2019 compared to $8.7 million for the three months ended March 31, 2018. Overall the decreases in adjusted noninterest expenses comparing the two periods were due primarily to decreases in salary and employee benefits of $244,000 related to the reduction of County First employee head count in the second half of 2018.

The Company’s GAAP efficiency ratio2 was 59.62% for the three months ended March 31, 2019 compared to 83.81% for the three months ended March 31, 2018. The operating efficiency ratio3, which excludes merger and acquisition costs, OREO gains and losses and other non-core activities, was 59.46% and 62.39% for the same periods. The Company’s GAAP net operating expense ratio was 1.73% for the three months ended March 31, 2019 compared to 2.69% for the three months ended March 31, 2018. The non-GAAP net operating expense ratio, which excludes merger and acquisition costs, investment gains and losses, OREO gains and losses and other non-core activities, was 1.73% and 1.94% for the same periods.

The efficiency and net operating expense ratios improved primarily due to merger and acquisition costs incurred in the first quarter of 2018 and the elimination of duplicate systems and resources required to integrate County First. These costs began to decrease during the second half of 2018.

2  Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.

3  The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Salary and employee benefits	$4,803	$5,047	$(244)	(4.8)%
OREO valuation allowance and expenses	56	114	(58)	(50.9)%
Merger and acquisition costs	—	2,868	(2,868)	(100.0)%
Operating expenses	3,546	3,638	(92)	(2.5)%
Total Noninterest Expense	$8,405	$11,667	$(3,262)	(28.0)%

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,803	$5,047	$(244)	(4.8)%
Occupancy expense	806	766	40	5.2%
Advertising	197	159	38	23.9%
Data processing expense	720	683	37	5.4%
Professional fees	418	352	66	18.8%
Merger and acquisition costs	—	2,868	(2,868)	(100.0)%
Depreciation of premises and equipment	189	199	(10)	(5.0)%
Telephone communications	52	99	(47)	(47.5)%
Office supplies	37	40	(3)	(7.5)%
FDIC Insurance	175	198	(23)	(11.6)%
OREO valuation allowance and expenses	56	114	(58)	(50.9)%
Core deposit intangible amortization	181	205	(24)	(11.7)%
Other	771	937	(166)	(17.7)%
Total Noninterest Expense	$8,405	$11,667	$(3,262)	(28.0)%

Income Tax Expense

The Company’s consolidated effective tax rate is expected to be between 26.5% and 27.5% in 2019. For the three months ended March 31, 2019 the effective tax rate was slightly lower than expected at 25.3%, due to an adjustment to net deferred tax assets related to the accounting treatment for acquired Bank Owned Life Insurance. This tax benefit was partially offset by certain holding company expenses that are not deductible for state tax purposes. The Company’s consolidated effective tax rate was 30.4% in the first quarter of 2018 and was higher than the first quarter of 2019 primarily due to certain non-deductible merger-related expenses.

The Company’s consolidated effective tax rate was 27.10% for the year ended December 31, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017 partially offset by certain non-deductible merger-related expenses and holding company expenses that are not deductible for state tax purposes.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018

Assets

Total assets increased $22.7 million, or 1.3%, to $1.71 billion at March 31, 2019 compared to total assets of $1.69 billion at December 31, 2018, primarily due to increases in net loans and investments of $16.5 million and $7.8 million, respectively, an increase in OREO of $2.8 million and $10.0 million in right of use assets for operating leases recorded in accordance with the new lease standard which was effective for the Company on January 1, 2019. These increases were partially offset by decreases of $13.3 million in cash and a net reduction in assets not specifically identified of $1.1 million.  The differences in allocations between the cash and investment categories reflect operational needs.

The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and due from banks	$16,711	$24,064	$(7,353)	(30.6)%
Federal funds sold	—	5,700	(5,700)	(100.0)%
Interest-bearing deposits with banks	2,997	3,272	(275)	(8.4)%
Securities available for sale (AFS), at fair value	128,400	119,976	8,424	7.0%
Securities held to maturity (HTM), at amortized cost	95,495	96,271	(776)	(0.8)%
Equity securities carried at fair value through income	4,511	4,428	83	1.9%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	3,874	3,821	53	1.4%
Net Loans	1,353,591	1,337,129	16,462	1.2%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	22,922	22,922	—	—%
Other real estate owned (OREO)	10,949	8,111	2,838	35.0%
Accrued interest receivable	5,331	4,957	374	7.5%
Investment in bank owned life insurance	36,513	36,295	218	0.6%
Core deposit intangible	2,625	2,806	(181)	(6.5)%
Net deferred tax assets	6,232	6,693	(461)	(6.9)%
Right of use assets, net operating leases	10,044	—	10,044	n/a
Other assets	708	1,738	(1,030)	(59.3)%
Total Assets	$1,711,947	$1,689,227	$22,720	1.3%

The acquisition of County First and 2018 organic loan growth shifted the composition of the loan portfolios during 2018.  The increase in the commercial real estate portfolio from 63.25% of gross loans at December 31, 2017 to 65.37% at March 31, 2019 and 65.18% at December 31, 2018 should increase asset sensitivity over time. The relative decrease in residential first mortgage balances should also increase asset interest rate sensitivity in a rising rate environment. Regulatory concentrations for non-owner occupied commercial real estate and construction at March 31,2019 were $577.4 million or 304.2% and $114.3 million or 60.2%, respectively. The Company’s loan pipeline was approximately $120 million at March 31, 2019.

During the first quarter of 2019, gross loans increased $16.3 million from the previous quarter or at a 4.8% annualized rate. The following is a breakdown of the Company’s loan portfolio at March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019%		December 31, 2018%		$ Change	Annualized % Change
Commercial real estate	$891,165	65.37%	$878,016	65.18%	$13,149	6.0%
Residential first mortgages	156,653	11.49%	156,709	11.63%	(56)	(0.1)%
Residential rentals	124,518	9.13%	124,298	9.23%	220	0.7%
Construction and land development	32,798	2.41%	29,705	2.21%	3,093	41.6%
Home equity and second mortgages	36,746	2.70%	35,561	2.64%	1,185	13.3%
Commercial loans	70,725	5.19%	71,680	5.32%	(955)	(5.3)%
Consumer loans	851	0.06%	751	0.06%	100	53.3%
Commercial equipment	49,720	3.65%	50,202	3.73%	(482)	(3.8)%
Gross loans	1,363,176	100.00%	1,346,922	100.00%	16,254	4.8%
Net deferred costs (fees)	1,261	0.09%	1,183	0.09%	78	26.4%
Total loans, net of deferred costs	$1,364,437		$1,348,105		$16,332	4.8%

The following is a breakdown of acquired and non-acquired loans as of March 31, 2019 and December 31, 2018 :

BY ACQUIRED AND NON-ACQUIRED	March 31, 2019%		December 31, 2018%
Acquired loans - performing	$98,136	7.20%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	3,227	0.24%	3,220	0.24%
Total acquired loans	101,363	7.44%	106,887	7.94%
Non-acquired loans**	1,261,813	92.56%	1,240,035	92.06%
Gross loans	1,363,176		1,346,922	100.00
Net deferred costs (fees)	1,261%		1,183	0.09%
Total loans, net of deferred costs	$1,364,437		$1,348,105

**   Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

At March 31, 2019, performing acquired loans, which totaled $98.1 million, included a $1.7 million net acquisition accounting fair market value adjustment, representing a 1.70% discount; and PCI loans which totaled $3.2 million, included a $694,000 adjustment, representing a 17.70% discount. During the three months ended March 31, 2019 there was $172,000 of accretion interest.

During the first quarter of 2019 growth in the non-acquired loan portfolios increased $21.8 million or at a 7.0% annualized rate. The following is a breakdown of the Company’s non-acquired loan portfolios at March 31, 2019 and December 31, 2018:

Non-Acquired Loan Portfolios

						Annualized
(dollars in thousands)	March 31, 2019%		December 31, 2018%		$ Change	% Change
Commercial real estate	$827,530	65.57%	$810,248	65.33%	$17,282	8.5%
Residential first mortgages	156,185	12.38%	156,243	12.60%	(58)	(0.1)%
Residential rentals	105,208	8.34%	105,458	8.50%	(250)	(0.9)%
Construction and land development	32,798	2.60%	29,705	2.40%	3,093	41.6%
Home equity and second mortgages	23,438	1.86%	21,703	1.75%	1,735	32.0%
Commercial loans	69,925	5.54%	70,146	5.66%	(221)	(1.3)%
Consumer loans	701	0.06%	562	0.05%	139	98.9%
Commercial equipment	46,028	3.65%	45,970	3.71%	58	0.5%
	$1,261,813	100.00%	$1,240,035	100.00%	$21,778	7.0%

Asset Quality

The following tables show asset quality ratios at March 31, 2019 and December 31, 2018.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,711,947	$1,689,227	$22,720	1.3%
Gross loans	1,363,176	1,346,922	16,254	1.2
Classified Assets	35,691	40,819	(5,128)	(12.6)
Allowance for loan losses	10,846	10,976	(130)	(1.2)

Past due loans - 31 to 89 days	771	1,134	(363)	(32.0)
Past due loans >=90 days	5,701	11,110	(5,409)	(48.7)
Total past due (delinquency) loans	6,472	12,244	(5,772)	(47.1)

Non-accrual loans (a)	13,815	19,282	(5,467)	(28.4)
Accruing troubled debt restructures (TDRs) (b)	6,652	6,676	(24)	(0.4)
Other real estate owned (OREO)	10,949	8,111	2,838	35.0
Non-accrual loans, OREO and TDRs	$31,416	$34,069	$(2,653)	(7.8)
ASSET QUALITY RATIOS
Classified assets to total assets	2.08%	2.42%
Classified assets to risk-based capital	18.52	21.54
Allowance for loan losses to total loans	0.80	0.81
Allowance for loan losses to non-accrual loans	78.51	56.92
Past due loans - 31 to 89 days to total loans	0.06	0.08
Past due loans >=90 days to total loans	0.42	0.82
Total past due (delinquency) to total loans	0.47	0.91
Non-accrual loans to total loans	1.01	1.43
Non-accrual loans and TDRs to total loans	1.50	1.93
Non-accrual loans and OREO to total assets	1.45	1.62
Non-accrual loans, OREO and TDRs to total assets	1.84	2.02

(a)

Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)

At March 31, 2019 and December 31, 2018, the Bank had total TDRs of $6.7 million and $6.7 million, respectively, with $26,000 and $29,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to maximize contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.

Classified assets decreased $5.1 million from $40.8 million at December 31, 2018 to $35.7 million at March 31, 2019. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the

Company’s classified and special mention assets at March 31, 2019, and December 31, 2018, 2017, 2016 and 2015, respectively:

Classified Assets and Special Mention Assets

	As of	As of	As of	As of	As of
(dollars in thousands)	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Classified loans
Substandard	$24,277	$32,226	$40,306	$30,463	$31,943
Doubtful	—	—	—	137	861
Loss	—	—	—	—	—
Total classified loans	24,277	32,226	40,306	30,600	32,804
Special mention loans	—	—	96	—	1,642
Total classified and special mention loans	$24,277	$32,226	$40,402	$30,600	$34,446

Classified loans	24,277	32,226	40,306	30,600	32,804
Classified securities	465	482	651	883	1,093
Other real estate owned	10,949	8,111	9,341	7,763	9,449
Total classified assets	$35,691	$40,819	$50,298	$39,246	$43,346

Total classified assets as a percentage of total assets	2.08%	2.42%	3.58%	2.94%	3.79%
Total classified assets as a percentage of Risk Based Capital	18.52%	21.54%	32.10%	26.13%	30.19%

Non-accrual loans and OREO to total assets decreased from 1.62% at December 31, 2018 to 1.45% at March 31, 2019. Non-accrual loans, OREO and TDRs to total assets decreased from 2.02% at December 31, 2018 to 1.84% at March 31, 2019. The increase in non-accruals during 2018, was primarily the result of one well-secured classified relationship of $10.1 million that was placed on non-accrual during the second quarter of 2018.

Non-accrual loans decreased $5.5 million from $19.3 million at December 31, 2018 to $13.8 million at March 31, 2019. At March 31, 2019, $10.9 million or 79% of total non-accruals of $13.8 million related to four customer relationships.  At December 31, 2018, $15.3 million or 79% of total non-accruals of $19.3 million related to four customer relationships. The decrease in non-accrual loans during the first quarter of 2019, was largely the result of approximately $3.8 million of one classified relationship that was moved into OREO. In addition, a $1.8 million non-accrual loan was sold at carrying value with no charge-offs in March 31, 2019. Non-accrual loans of $8.1 million (58%) were current with all payments of principal and interest with no impairment at March 31, 2019. Delinquent non-accrual loans were $5.7 million (42%) with specific reserves of $893,000 at March 31, 2019.

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

Non-accrual loans included one TDR at March 31, 2019 totaling $26,000 and one TDR totaling $29,000 at December 31, 2018. This loan was classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) decreased $5.7 million from $12.2 million, or 0.91% of loans, at December 31, 2018 to $6.5 million, or 0.47% of loans, at March 31, 2019.

TDRs decreased $24,000 during the first quarter of 2019 due to principal paydowns for the three months ended March 31, 2019. There were no TDRs added during the three months ended March 31, 2019. The Company had specific reserves of $164,000 on one TDRs totaling $1.5 million at March 31, 2019.

The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
		Number		Number
(dollars in thousands)	Dollars	of Loans	Dollars	of Loans
Commercial real estate	$5,590	7	$5,612	7
Residential first mortgages	66	1	66	1
Residential rentals	215	1	216	1
Construction and land development	729	2	729	2
Commercial loans	—	—	53	1
Commercial equipment	78	2	29	1
Total TDRs	$6,678	13	$6,705	13
Less: TDRs included in non-accrual loans	(26)	(1)	(29)	(1)
Total accrual TDR loans	$6,652	12	$6,676	12

The Company recorded a $500,000 provision for loan loss expense for the each of the three month periods ended March 31, 2019 and 2018. Net charge-offs of $630,000 and $544,000 were recognized for the three months ended March 31, 2019 and 2018, respectively.

Allowance for loan loss levels decreased to 0.80% of total loans at March 31, 2019, compared to 0.81% at December 31, 2018. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets and delinquency were offset by increases in other qualitative factors, such as increased portfolio growth and concentrations. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.

The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three months ended March 31, 2019 and 2018 and year ended December 31, 2018:

	Three Months Ended		Year Ended
(dollars in thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Beginning of period	$10,976	$10,515	$10,515

Charge-offs	(742)	(580)	(1,217)
Recoveries	112	36	273
Net charge-offs	(630)	(544)	(944)

Provision for loan losses	500	500	1,405
End of period	$10,846	$10,471	$10,976

Net charge-offs to average loans (annualized)	(0.19)%	(0.17)%	(0.07)%

Breakdown of general and specific allowance as a percentage of gross loans

	March 31, 2019	March 31, 2018	December 31, 2018
General allowance	$9,788	$9,310	$9,796
Specific allowance	1,058	1,161	1,180
	$10,846	$10,471	$10,976
General allowance	0.72%	0.73%	0.73%
Specific allowance	0.08%	0.09%	0.08%
Allowance to gross loans	0.80%	0.82%	0.81%

Allowance to non-acquired gross loans	0.86%	0.91%	0.89%

Total acquired loans	101,363	125,486	106,887
Non-acquired loans**	1,261,813	1,154,169	1,240,035
Gross loans	1,363,176	1,279,655	1,346,922

**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The OREO balance increased $2.8 million from $8.1 million at December 31, 2018 to $10.9 million at March 31, 2019. During the three months ended March 31, 2019 additions of $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. During the three months ended March 31, 2019 there were OREO disposals of $316,000. The Company disposed of a commercial property for proceeds of $326,000 and a gain of $10,000 for the three months ended March 31, 2019. The Bank provided $280,000 in financing the commercial property which were transferred from OREO to loans during the first quarter of 2019. The transaction qualified for sales treatment under ASC Topic 610 20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. There were no disposals of OREO for the three months ended March 31, 2018. To adjust properties to current appraised values, additions to the valuation allowance of $61,000 were taken for the three months ended March 31, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At March 31, 2019, greater than 99%, or $223.4 million of the carrying value of AFS and HTM securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $215.8 million, at December 31, 2018. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2019 and the year ended December 31,

2018, respectively. Classified securities decreased $17,000 from $482,000 at December 31, 2018 to $465,000 at March 31, 2019.

Gross unrealized losses on HTM and AFS securities decreased from $5.4 million at December 31, 2018 to $2.7 million at March 31, 2019 (see Note 2 in Consolidated Financial Statements). Gross unrealized losses at March 31, 2019 and December 31, 2018 for AFS securities were $1.5 million and $2.8 million, respectively, of amortized cost of $129.1 million and $122.5 million, respectively. Gross unrealized losses at March 31, 2019 and December 31, 2018 for HTM securities were $1.3 million and $2.7 million, respectively, of amortized cost of $95.5 million and $96.3 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 99% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities

The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest-bearing deposits	$214,432	$209,378	$5,054	2.4%
Interest-bearing deposits	1,224,735	1,220,251	4,484	0.4%
Total deposits	1,439,167	1,429,629	9,538	0.7%
Short-term borrowings	35,000	35,000	—	—%
Long-term debt	20,419	20,436	(17)	(0.1)%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	23,000	23,000	—	—%
Lease liabilities - operating leases	10,080	—	10,080	n/a
Accrued expenses and other liabilities	13,201	14,680	(1,479)	(10.1)%
Total Liabilities	$1,552,867	$1,534,745	$18,122	1.2%

Deposits and Borrowings

Total deposits increased $9.5 million or 0.67% to $1,439.2 million at March 31, 2019 compared to December 31, 2018. The Bank typically experiences transaction deposit runoff during the first quarter as our business customers use transaction account balances to pay operating expenses and taxes accrued in the prior year. As a result of anticipated seasonality, transaction accounts decreased $13.3 million in the first quarter of 2019 while time deposits increased $22.8 million.

Noninterest bearing demand deposits increased $5.0 million, or 2.4%, to $214.4 million (14.9% of total deposits). Transaction deposit accounts decreased from $982.6 million (68.7% of deposits) at December 31, 2018 to $969.3 million (67.3% of deposits) at March 31, 2019. Reciprocal deposits are used to maximize FDIC insurance available to our customers. Under the Federal Deposit Insurance Act reciprocal deposits are now considered core deposits and are no longer considered brokered deposits unless they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits decreased $5.2 million or 2.2% to $229.7 million at March 31, 2019 compared to $234.9 million at December 31, 2018.

At March 31, 2019, and December 31, 2018 total deposits consisted of $1,371.1 million and $1,376.5 million in retail deposits and $68.1 million and $53.1 million in brokered deposits. The Bank increased retail deposits $389.3 million or 39.4% during 2018 to $1,376.5 million at December 31, 2018 as a result of the acquisition of County First and growth in organic deposits, largely due to growth in municipal relationships. Municipal accounts include treasury and cash management services with blended funding as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. The diversity of products and services safeguard the stability of the relationships.  Most of the municipal relationships’ balances are maintained in reciprocal deposits. To ensure available liquidity the Company has enhanced procedures to track municipal deposit concentrations and manage the impact of seasonal balance fluctuations.

At March 31, 2019 the Company has on-balance sheet liquidity of $152.6 million, which consists of cash and cash equivalents, available for sale (“AFS”) securities and equity securities carried at fair value through income. The Company generally does not pledge AFS securities. The Company had $212.2 million in available FHLB lines at March 31, 2019, which does not include any pledged AFS securities. In addition, there was $50.6 million in unpledged held-to-maturity securities available for pledging.

The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Wholesale funding as a percentage of assets increased to 7.22% or $123.5 million at March 31, 2019 compared to 6.43% or $108.5 million at December 31, 2018. Wholesale funding includes brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Wholesale funding has decreased from 18.63% at December 31, 2017 (“2017Q4”) because of the Bank’s increased liquidity from organic deposit growth and the 2018 acquisition. Liquidity improved with the increase in transaction deposits and decrease in wholesale funding that began in 2018. The Company’s net loan to deposit ratio decreased from 103.1% at 2017Q4 to 94.0% in March 31, 2019 and 93.5% at December 31, 2018. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and pay down wholesale funding.

Details of the Company’s deposit portfolio at March 31, 2019 and December 31, 2018 are presented below:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$214,432	14.90%	$209,379	14.65%
Interest-bearing:
Demand	411,029	28.56%	437,169	30.58%
Money market deposits	272,994	18.97%	266,160	18.62%
Savings	70,873	4.92%	69,892	4.89%
Certificates of deposit	469,839	32.65%	447,029	31.27%
Total interest-bearing	1,224,735	85.10%	1,220,250	85.35%

Total Deposits	$1,439,167	100.00%	$1,429,629	100.00%

Transaction accounts	$969,328	67.35%	$982,600	68.73%

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At March 31, 2019 and December 31, 2018, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

Stockholders’ Equity

Total stockholders’ equity increased $4.6 million, or 3.0%, to $159.1 million at March 31, 2019 compared to $154.5 million at December 31, 2018. This increase primarily resulted from net income of $3.9 million, a decrease in accumulated other comprehensive losses of $1.4 million and net stock related activities in connection with stock-based compensation and ESOP activity of $34,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $669,000 and repurchases of common stock of $17,000. The Company increased its quarterly dividend from $0.10 in December 31, 2018 to $0.125 in March 31, 2019.

Common stockholders’ equity of $159.1 million and $154.5 million at March 31, 2019 and December 31, 2018 resulted in a book value per common share of $28.50 and $27.70, respectively. Tangible book value at March 31, 2019 and December 31, 2018 was $26.09 and $25.25, respectively. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets. The Company’s ratio of tangible common equity to tangible assets increased to 8.57% at March 31, 2019 from 8.41% at December 31, 2018. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.39% at March 31, 2019 compared to 10.36% at December 31, 2018. The Company remains well capitalized at March 31, 2019 with a Tier 1 capital to average assets (leverage ratio) of 9.41% at March 31, 2019 compared to 9.50% at December 31, 2018.

The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Common Stock at par of $0.01	$56	$56	$—	—%
Additional paid in capital	84,497	84,397	100	0.1%
Retained earnings	75,757	72,594	3,163	4.4%
Accumulated other comprehensive loss	(473)	(1,847)	1,374	(74.4)%
Unearned ESOP shares	(757)	(718)	(39)	5.4%
Total Stockholders’ Equity	$159,080	$154,482	$4,598	3.0%

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

The Company evaluates capital resources by our ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At March 31, 2019, we continue to remain in a well-capitalized position. Shareholders’ equity at March 31, 2019 was $159.1 million, compared to $154.5 million at December 31, 2018. The increase in capital during the first three months of 2018 was principally due to a $35.6 million issuance of stock for the County First acquisition.

During the three months ended March 31, 2019 and 2018, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2019, and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.

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

Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB.

At March 31, 2019 and December 31, 2018, the Bank had $27.6 million and $47.2 million, respectively, in loan commitments outstanding. In addition, at March 31, 2019 and December 31, 2018, the Bank had $21.8 million and $21.2 million, respectively, in letters of credit and approximately $227.7 million and $211.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2019 and December 31, 2018 totaled $276.1 million or 58.77% and $278.8 million, or 62.4%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2019 totaled $19.7 million, a decrease of $13.3 million from the December 31, 2018 total of $33.0 million. Ending cash balances decreased primarily due to the excess of loan originations over principal collected and the purchase of investment securities. These decreases were partially offset by increases in net deposits and proceeds from principal payments on investment securities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the three months ended March 31, 2019, all financing activities provided $8.8 million in cash compared to $66.1 million in cash used for the same period in 2018. The Company provided $74.9 million of additional cash from financing activities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in net deposits of $29.1 million and a decrease in payments of $46.0 million less in long-term debt and short-term borrowings, offset by increases in dividends paid of $128,000, $39,000 more cash used for ESOP shares, and $14,000 used for the repurchase of common stock..

During the three months ended March 31, 2019 all investing activities used $25.8 million in cash compared to $80.3 million in cash provided for the same period in 2018. The increase in cash used of $106.1 million was primarily the result a one-time receipt of $32.3 million of cash from the 2018 County First acquisition and, $43.0 million more cash used for securities transactions, $30.5 million more cash used for loan activities, and $329,000 more cash used for purchases of premises and equipment. The Company received $34.9 million from the sale of securities from the County First acquisition in the first three months of 2018 compared to $0 from sales during the first three months of 2019. Cash used increased for the funding of loans originated, which increased $36.9 million from $67.8 million for the three months ended March 31, 2018 to $104.7 million for the three months ended March 31, 2019. Cash used decreased as principal received on loans for the three months ended March 31, 2019 increased over the prior year comparable period. Principal collected on loans increased $6.5 million from $78.6 million from the three months ended March 31, 2018 to $85.1 million for the three months ended March 31, 2019.

Operating activities provided cash of $3.7 million, or $1.2 million less cash, for the three months ended March 31, 2019, compared to $4.9 million of cash provided for the same period of 2018.

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

	Net Interest Income	Economic Value of Equity
Shock in Basis Points	(“NII”)	(“EVE”)
+ - 400	25%	40%
+ - 300	20%	30%
+ - 200	15%	20%
+ - 100	10%	10%

It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As March 31, 2019, and December 31, 2018, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.

The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

March 31, 2019	(8.55)%	(4.91)%	1.25%
December 31, 2018	(8.02)%	(3.73)%	0.79%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)

March 31, 2019	(6.90)%	(3.80)%	5.74%
December 31, 2018	(5.40)%	(1.82)%	16.30%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A- Risk Factors” in the Form 10‑K that we filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)

On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2019, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended March 31, 2019.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - 31, 2019	—	$—	—	186,650
February 1 - 28, 2019	572	29.36	572	186,078
March 1 - 31, 2019	—	—	—	186,078
Total	572	$29.36	572	186,078

Item 3 - Defaults Upon Senior Securities – None

Item 4 – Mine Safety Disclosures – Not Applicable

Item 5 - Other Information – None

Item 6 – Exhibits

Number	Description
10.1	Amended and Restated Employment Agreement by and between Community Bank of the Chesapeake and Christy Lombardi and The Community Financial Corporation solely as guarantor, dated April 1, 2019*[1]

10.2	Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, dated April 1, 2019*[2]

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101.0

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(*) Management contract or compensating arrangement.

(1) Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 5, 2019 (SEC File No. 001-36094).

(2) Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 5, 2019 (SEC File No. 001-36094).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 9, 2019	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer