Form 10-Q
period 2019-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2019-08-08
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☒     No ☐
As of August 2, 2019, the registrant had 5,583,492 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION
FORM 10‑Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$26,894	$24,064
Federal funds sold	8,350	5,700
Interest-bearing deposits with banks	3,102	3,272
Securities available for sale (AFS), at fair value	130,212	119,976
Securities held to maturity (HTM), at amortized cost	95,657	96,271
Equity securities carried at fair value through income	4,603	4,428
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	3,236	3,821
Loans receivable	1,388,549	1,348,105
Less: allowance for loan losses	(10,918)	(10,976)
Net loans	1,377,631	1,337,129
Goodwill	10,835	10,835
Premises and equipment, net	22,575	22,922
Other real estate owned (OREO)	10,307	8,111
Accrued interest receivable	5,431	4,957
Investment in bank owned life insurance	36,734	36,295
Core deposit intangible	2,450	2,806
Net deferred tax assets	5,915	6,693
Right of use assets - operating leases	9,729	—
Other assets	2,578	1,738
Total Assets	$1,756,448	$1,689,227
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$226,712	$209,378
Interest-bearing deposits	1,267,730	1,220,251
Total deposits	1,494,442	1,429,629
Short-term borrowings	10,000	35,000
Long-term debt	30,403	20,436
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Lease liabilities - operating leases	9,797	—
Accrued expenses and other liabilities	13,161	14,680
Total Liabilities	1,592,803	1,534,745

Stockholders’ Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,582,438 and 5,577,559 shares, respectively	56	56
Additional paid in capital	84,613	84,397
Retained earnings	78,689	72,594
Accumulated other comprehensive income (loss)	1,044	(1,847)
Unearned ESOP shares	(757)	(718)
Total Stockholders’ Equity	163,645	154,482
Total Liabilities and Stockholders’ Equity	$1,756,448	$1,689,227
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest and Dividend Income
Loans, including fees	$16,366	$14,483	$32,495	$29,209
Interest and dividends on investment securities	1,677	1,211	3,300	2,306
Interest on deposits with banks	75	60	120	132
Total Interest and Dividend Income	18,118	15,754	35,915	31,647
Interest Expense
Deposits	3,966	2,405	7,734	4,361
Short-term borrowings	235	217	569	500
Long-term debt	658	721	1,316	1,485
Total Interest Expense	4,859	3,343	9,619	6,346
Net Interest Income	13,259	12,411	26,296	25,301
Provision for loan losses	375	400	875	900
Net Interest Income After Provision For Loan Losses	12,884	12,011	25,421	24,401
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	138	7	196	60
Gain on sale of assets	—	1	—	1
Unrealized gain (loss) on equity securities	65	(78)	121	(78)
Income from bank owned life insurance	222	224	439	450
Service charges	828	747	1,558	1,499
Total Noninterest Income	1,253	901	2,314	1,932
Noninterest Expense
Salary and employee benefits	4,881	5,129	9,684	10,176
Occupancy expense	753	739	1,559	1,505
Advertising	163	180	360	339
Data processing expense	755	782	1,475	1,465
Professional fees	606	426	1,024	778
Merger and acquisition costs	—	741	—	3,609
Depreciation of premises and equipment	166	202	355	401
Telephone communications	66	69	118	168
Office supplies	33	41	70	81
FDIC Insurance	160	113	335	311
OREO valuation allowance and expenses	432	237	488	351
Core deposit intangible amortization	175	199	356	404
Other	926	891	1,697	1,828
Total Noninterest Expense	9,116	9,749	17,521	21,416
Income before income taxes	5,021	3,163	10,214	4,917
Income tax expense	1,394	828	2,710	1,361
Net Income	$3,627	$2,335	$7,504	$3,556
Earnings Per Common Share
Basic	$0.65	$0.42	$1.35	$0.64
Diluted	$0.65	$0.42	$1.35	$0.64
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$3,627	$2,335	$7,504	$3,556
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $576 and $(108), and $1,098 and $(376), respectively.	1,517	(284)	2,891	(991)
Comprehensive Income	$5,144	$2,051	$10,395	$2,565
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2019 and 2018

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at March 31, 2019	$56	$84,498	$75,757	$(473)	$(757)	$159,081
Net Income	—	—	3,627	—	—	3,627
Unrealized holding gain on investment securities net of tax expense $576	—	—	—	1,517	—	1,517
Cash dividend at $0.125 per common share	—	—	(670)	—	—	(670)
Dividend reinvestment	—	25	(25)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(2)	—	—	—	(2)
Net change in unearned ESOP shares	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Stock based compensation	—	92	—	—	—	92
Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at March 31, 2018	$56	$83,947	$64,309	$(1,898)	$(755)	$145,659
Net Income	—	—	2,335	—	—	2,335
Unrealized holding gain on investment securities net of tax revenue $108	—	—	—	(284)	—	(284)
Cash dividend at $0.10 per common share	—	—	(543)	—	—	(543)
Dividend reinvestment	—	14	(14)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	12	—	—	—	12
Net change in unearned ESOP shares	—	—	—	—	—	—
Repurchase of common stock	—	—	(66)	—	—	(66)
Stock based compensation	—	133	—	—	—	133
Balance at June 30, 2018	$56	$84,106	$66,021	$(2,182)	$(755)	$147,246

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(continued)

For the Six Months Ended June 30, 2019 and 2018

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	7,504	—	—	7,504
Unrealized holding gain on investment securities net of tax expense $1,098	—	—	—	2,891	—	2,891
Cash dividend at $0.25 per common share	—	—	(1,341)	—	—	(1,341)
Dividend reinvestment	—	51	(51)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	169	—	—	—	169
Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2018	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957
Net Income	—	—	3,556	—	—	3,556
Unrealized holding loss on investment securities net of tax benefit of $376	—	—	—	(991)	—	(991)
Cash dividend at $0.20 per common share	—	—	(1,086)	—	—	(1,086)
Net change in fair market value over cost of leveraged ESOP shares released	—	21	—	—	—	21
Dividend reinvestment	—	30	(30)	—	—	—
Shares issued for County First Merger	10	35,608	—	—	—	35,618
Repurchase of common stock	—	—	(67)	—	—	(67)
Stock based compensation	—	238	—	—	—	238
Balance at June 30, 2018	$56	$84,106	$66,021	$(2,182)	$(755)	$147,246
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2019	2018

Cash Flows from Operating Activities
Net income	$7,504	$3,556
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	875	900
Depreciation and amortization	813	831
Net (gains) losses on the sale of OREO	(188)	8
Unrealized (gains) losses on equity securities	(121)	78
Gain on sale of assets	—	(1)
Net amortization of premium/discount on investment securities	(77)	166
Net accretion of merger accounting adjustments	(381)	(477)
Amortization of core deposit intangible	356	404
Net change in right of use assets and lease liabilities	68	—
Increase in OREO valuation allowance	637	283
Increase in cash surrender value of bank owned life insurance	(439)	(446)
Deferred income tax benefit	(320)	314
(Increase) decrease in accrued interest receivable	(474)	143
Stock based compensation	169	238
Net change due to (deficit) excess of fair market value over cost of leveraged ESOP shares released	(4)	21
Increase in net deferred loan costs	(181)	(35)
Decrease in accrued expenses and other liabilities	(1,519)	(114)
(Increase) decrease in other assets	(843)	1,024
Net Cash Provided by Operating Activities	5,875	6,893

Cash Flows from Investing Activities
Purchase of AFS investment securities	(13,112)	(20,550)
Proceeds from redemption or principal payments of AFS investment securities	6,959	3,812
Purchase of HTM investment securities	(8,495)	(8,360)
Proceeds from maturities or principal payments of HTM investment securities	9,040	9,735
Proceeds from sale of AFS investment securities	—	34,919
Net decrease of FHLB stock	586	3,169
Loans originated or acquired	(226,582)	(144,067)
Principal collected on loans	182,797	143,993
Purchase of premises and equipment	(466)	(480)
Proceeds from sale of OREO	324	982
Net cash acquired in business combination	—	32,411
Proceeds from disposal of asset	—	1,292
Net Cash (Used in) Provided by Investing Activities	(48,949)	56,856

Cash Flows from Financing Activities
Net increase in deposits	$64,814	$18,404
Proceeds from long-term debt	10,000	—

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Payments of long-term debt	(33)	(25,032)
Net decrease in short term borrowings	(25,000)	(51,000)
Dividends paid	(1,341)	(1,086)
Net change in unearned ESOP shares	(39)	—
Repurchase of common stock	(17)	(67)
Net Cash Provided by (Used in) Financing Activities	48,384	(58,781)
Increase in Cash and Cash Equivalents	5,310	4,968

Cash and Cash Equivalents - January 1	33,036	15,417
Cash and Cash Equivalents - June 30	$38,346	$20,385

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$9,524	$3,403
Income taxes	$3,853	$2,549

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$107	$321
Transfer from loans to OREO	$3,249	$101
Financed amount of sale of OREO	$280	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Right-of use assets and lease liability recorded upon adoption of ASC 842	$9,992	$—

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$—	$192,259
Liabilities assumed in business combination	$—	$200,660
See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Basis of Presentation
The consolidated financial statements of The Community Financial Corporation (the “Company”) and its wholly-owned subsidiary, Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Mortgage Corporation of Tri-County, included herein are unaudited.
The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2018 have been derived from audited financial statements. Additions to the Company’s accounting policies are disclosed in the 2018 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the six months June 30, 2019 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2018 Annual Report on Form 10‑K.
Reclassification
Certain items in prior financial statements have been reclassified to conform to the current presentation. OREO losses of $8,000 for the three and six months ended June 30, 2018 were reclassified from noninterest income to noninterest expense. OREO related income and expenses are presented in the OREO valuation allowance and expenses financial statement line item.
Nature of Operations
The Company provides financial services to individuals and businesses through its offices in Southern Maryland, Annapolis, Maryland and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.
The Bank is headquartered in Southern Maryland with 11 branches located in Maryland including Waldorf (two branches), Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and one branch in Fredericksburg, Virginia. The Bank's two operation centers are located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia. The Company maintains five loan production offices (“LPOs”) in Annapolis, La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.
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
Commitments and Contingencies
The Company leases certain properties and land under operating leases. For leases in effect upon adoption of Accounting Standards Update 2016-2, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.
Certain of the Company's leases contain options to renew the lease. Renewal options are included in the calculation of the lease liabilities when they are reasonably certain to be exercised. The Company's leases do not contain residual value guarantees. The Company's variable lease payments are expensed and classified as operating activities in the statement of cash flows. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.
Recent Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
ASU 2016‑2 - "Leases" (Topic 842). In February 2016, the FASB amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged.
ASU 2016-2 was effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities not to apply the guidance in ASU 2016-2 in the comparative periods presented in the financial statements and instead to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales taxes and similar taxes as well as certain lessor costs.
Upon adoption of ASU 2016-2, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities of $10.2 million and $10.2 million, respectively. Certain practical expedients provided under ASU 2016-2 were applied whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In addition, the recognition requirements of ASU 2016-2 were not applied to any short-term leases (as defined by related accounting guidance). Lease and non-lease components were accounted for separately because such amounts are readily determinable under our lease contracts. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11.  See Note 7 – Commitments & Contingencies for additional disclosures related to leases.
ASU 2016‑13 - "Financial Instruments - Credit Losses" (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016‑13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to their current method, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as currently required. The ASU also simplifies the accounting model for purchase credit impaired (“PCI”) debt securities and loans. ASU 2016‑13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses (“ALLL”). In addition, entities will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
The Company has formed a CECL committee with representatives from various departments. The committee has selected a third-party vendor solution to assist in the application of the ASU 2016-13. The committee continues to make progress in accordance with the Company's implementation plan for adoption. The Company has developed new expected credit loss estimation models, depending on the nature of each identified pool of financial assets with similar risk characteristics and is currently reviewing and analyzing the different methodologies to estimate expected credit losses. The Company is also working on documenting new processes and controls, challenging estimated credit loss model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout 2019 as the processes, controls, and policies are finalized. The adoption of the ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets. While management is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption will be significantly influenced by the composition, characteristics, and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
On July 17, 2019, the Financial Accounting Standards Board voted to issue for public comment a proposal that would delay the required implementation date for ASU 2016-13 until fiscal years beginning after December 12, 2022 for certain entities. The delay would apply to small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company's CECL committee is continuing to evaluate the provisions of ASU 2016-13 as well as the proposed new implementation deadlines to determine the new standard's impact on the company’s consolidated financial statements.
Under current guidance, ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.
ASU 2017‑4 - "Intangibles - Goodwill and Other" (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017‑4 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017‑4, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017‑4 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s financial statements.
ASU 2018‑13 - "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". In August 2018, the FASB issued ASU No. 2018‑13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018‑13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018‑13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

ASU 2019-4 - "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" (Topic 815). Derivatives and Hedging, and Topic 825, Financial Instruments. In April 2019, the FASB issued ASU No. 2019-04. With respect to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic

825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 326 have the same effective dates as ASU 2016-13. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company's Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU 2019-5 - "Financial Instruments - Credit Losses" (Topic 326) - Targeted Transition Relief. In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. On July 17, 2019, the Financial Accounting Standards Board voted to issue for public comment a proposal that would delay the required implementation date for ASU 2016-13 until fiscal years beginning after December 15, 2022 for certain entities. The delay would apply to small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The ASU 2016-13 proposal could impact the election timing of ASU 2019-5 since ASU 2019-05 had the same effective date as ASU 2016-13. Entities are required to make this election on an instrument-by-instrument basis. The Company is evaluating the impact of electing the fair value option of ASU 2019-05 on the Company's Consolidated Financial Statements.
NOTE 2 – SECURITIES

(dollars in thousands)	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$12,000	$54	$21	$12,033
Residential Collateralized Mortgage Obligations ("CMOs")	105,150	1,761	377	106,534
U.S. Agency	11,621	95	71	11,645
Total securities available for sale	$128,771	$1,910	$469	$130,212

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	28,639	590	21	29,208
Residential CMOs	50,025	353	278	50,100
U.S. Agency	9,804	140	51	9,893
Asset-backed securities issued by others:
Residential CMOs	435	4	14	425
Callable GSE agency bonds	5,005	—	8	4,997
Certificates of deposit fixed	250	—	—	250
U.S. government obligations	1,499	—	—	1,499
Total securities held to maturity	$95,657	$1,087	$372	$96,372

Equity securities carried at fair value through income
CRA investment fund	$4,603	$—	$—	$4,603
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

(dollars in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,641	$1	$281	$7,361
Residential CMOs	102,411	199	1,870	100,740
U.S. Agency	12,472	9	606	11,875
Total securities available for sale	$122,524	$209	$2,757	$119,976

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,948	$75	$756	$25,267
Residential CMOs	52,375	64	1,360	51,079
U.S. Agency	10,508	7	404	10,111
Asset-backed securities issued by others:
Residential CMOs	482	—	41	441
Callable GSE agency bonds	5,009	—	110	4,899
Certificates of deposit fixed	950	—	—	950
U.S. government obligations	999	—	1	998
Total securities held to maturity	$96,271	$146	$2,672	$93,745

Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$—	$4,428
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209
At June 30, 2019 and December 31, 2018 securities with an amortized cost of $44.6 million and $41.3 million were pledged to secure certain customer deposits. At June 30, 2019, no securities were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and at December 31, 2018, securities with an amortized cost of $3.3 million were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.
At June 30, 2019 and December 31, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. At June 30, 2019 and December 31, 2018, AFS asset-backed securities issued by GSEs and U.S. Agencies had average lives of 3.80 years and 4.37 years and average durations of 3.45 years and 3.86 years and were guaranteed by their issuer as to credit risk. HTM asset-backed securities issued by GSEs and U.S. Agencies had average lives of 4.41 years and 4.88 years and average durations of 3.93 years and 4.25 years and were guaranteed by their issuer as to credit risk.
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
No charges related to other-than-temporary impairment were made during the six months ended June 30, 2019 and the year ended December 31, 2018.
During the three and six months ended June 30, 2019 and the year ended December 31, 2018, there were no sales of securities in the ordinary course of operations.
During January of 2018, the Company sold virtually all of the acquired securities from the County First acquisition netting proceeds of $34.9 million which served as the fair value of the acquired securities.

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
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at June 30, 2019, and December 31, 2018 were as follows:

June 30, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$—	$—	$32,400	$469	$32,400	$469
	$—	$—	$32,400	$469	$32,400	$469

December 31, 2018	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$30,095	$163	$54,846	$2,594	$84,941	$2,757
	$30,095	$163	$54,846	$2,594	$84,941	$2,757
At June 30, 2019 and December 31, 2018, the AFS investment portfolio had an estimated fair value of $130.2 million and $120.0 million, of which $32.4 million and $84.9 million, respectively, of the securities had unrealized losses from their amortized cost.
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At June 30, 2019 and December 31, 2018, total unrealized losses were $0.5 million and $2.8 million of the portfolio amortized cost of $128.8 million and $122.5 million, respectively. At June 30, 2019 and December 31, 2018, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had average lives of 3.97 years and 4.32 years and average durations of 3.63 years and 3.83 years. Management believes that the securities will either recover in market value or be paid off as agreed.
HTM Securities
Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$—	$—	$32,989	$350	$32,989	$350
Callable GSE Agency Bonds	—	—	4,998	8	4,998	8
Asset-backed securities issued by others	—	—	425	14	425	14
	$—	$—	$38,412	$372	$38,412	$372

December 31, 2018	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$6,955	$38	$70,752	$2,483	$77,707	$2,521
Callable GSE Agency Bonds	—	—	4,899	110	4,899	110
Asset-backed securities issued by others	—	—	441	41	441	41
	$6,955	$38	$76,092	$2,634	$83,047	$2,672
At June 30, 2019 and December 31, 2018, respectively, the HTM investment portfolio had an estimated fair value of $96.4 million and $93.7 million of which $38.4 million and $83.0 million of the securities had unrealized losses from their amortized cost. Of these securities, at June 30, 2019 and December 31, 2018, $38.0 million and $82.6 million were asset-backed securities issued by GSEs and U.S. Agencies and the remaining $425,000 and $441,000 were asset-backed securities issued by others.
HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At June 30, 2019 and December 31, 2018, total unrealized losses on the portfolio were $0.4 million and $2.7 million of the portfolio amortized cost of $93.5 million and $84.3 million, respectively. At June 30, 2019 and December 31, 2018, the securities with unrealized losses had average lives of 4.41 years and 4.88 years and average durations of 3.63 years and 4.26 years. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.
HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. At June 30, 2019 and December 31, 2018, total unrealized losses on the asset-backed securities issued by others were $14,000 and $41,000 of the portfolio amortized cost of $435,000 and $482,000, respectively. At June 30, 2019 and December 31, 2018, HTM asset-backed securities issued by others with unrealized losses had average lives of 3.79 years and 3.01 years and average durations of 3.21 years and 2.33 years.
Credit Quality of Asset-Backed Securities and Agency Bonds
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM securities at June 30, 2019 and December 31, 2018 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2019		December 31, 2018
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)
AAA	$225,434	AAA	$215,765
BB	435	BB	482
B+	—	B+	—
Total	$225,869	Total	$216,247

NOTE 3 – LOANS
Loans consist of the following:

	June 30, 2019				December 31, 2018
(dollars in thousands)	PCI	All other loans**	Total	%of Gross Loans	PCI	All other loans**	Total	%of Gross Loans
Commercial real estate	$1,725	$916,223	$917,948	66.18%	$1,785	$876,231	$878,016	65.18%
Residential first mortgages	451	156,219	156,670	11.29%	466	156,243	156,709	11.63%
Residential rentals	327	121,663	121,990	8.79%	897	123,401	124,298	9.23%
Construction and land development	—	35,662	35,662	2.57%	—	29,705	29,705	2.21%
Home equity and second mortgages	269	35,597	35,866	2.59%	72	35,489	35,561	2.64%
Commercial loans	—	67,617	67,617	4.87%	—	71,680	71,680	5.32%
Consumer loans	—	967	967	0.07%	—	751	751	0.06%
Commercial equipment	—	50,466	50,466	3.64%	—	50,202	50,202	3.73%
Gross loans	2,772	1,384,414	1,387,186	100.00%	3,220	1,343,702	1,346,922	100.00%
Net deferred costs	—	1,363	1,363	0.10%	—	1,183	1,183	0.09%
Total loans, net of deferred costs	$2,772	$1,385,777	$1,388,549		$3,220	$1,344,885	$1,348,105
Less: allowance for loan losses	—	(10,918)	(10,918)	(0.79)%	—	(10,976)	(10,976)	(0.81)%
Net loans	$2,772	$1,374,859	$1,377,631		$3,220	$1,333,909	$1,337,129
______________________________________
**   All other loans include acquired Non-PCI pools.
At June 30, 2019 and December 31, 2018, the Bank’s allowance for loan losses totaled $10.9 million and $11.0 million, or 0.79% and 0.81%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.
Net deferred loan costs of $1.4 million at June 30, 2019 included deferred fees paid by customers of $3.2 million offset by deferred costs of $4.6 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs.  Net deferred loan costs of $1.2 million at December 31, 2018 included deferred fees paid by customers of $3.1 million offset by deferred costs of $4.3 million.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis, Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At June 30, 2019 and December 31, 2018, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 8.3% and 5.9% of the CRE portfolio at June 30, 2019 and December 31, 2018, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Bank purchased residential first mortgages of $15.3 million and $11.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $54.5 million or 3.9% of total gross loans of $1.39 billion at June 30, 2019 compared to $54.2 million or 4.0% of total gross loans of $1.35 billion at December 31, 2018.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1‑4 family units and apartments. As of June 30, 2019 and December 31, 2018, $93.3 million and $96.6 million, respectively, were 1‑4 family units and $28.7 million and $27.7 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $97.8 million or 7.1% of total gross loans of 1.39 billion at June 30, 2019 compared to $97.4 million or 7.2% of total gross loans of $1.35 billion at December 31, 2018.
Loans secured by residential rental properties involve greater risks than 1‑4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Because payments on loans secured by residential rental properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the rental real estate market or the economy to a greater extent than similar owner-occupied properties.
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

Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$8,938	9	$852	4	$9,790	13
Residential first mortgages	146	1	846	3	992	4
Residential rentals	—	—	971	5	971	5
Home equity and second mortgages	416	5	—	—	416	5
Commercial loans	819	2	—	—	819	2
Commercial equipment	281	5	19	1	300	6
	$10,600	22	$2,688	13	$13,288	35

	December 31, 2018
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$8,474	11	$6,158	6	$14,632	17
Residential first mortgages	146	1	1,228	4	1,374	5
Residential rentals	260	2	703	3	963	5
Home equity and second mortgages	147	2	—	—	147	2
Commercial loans	866	2	—	—	866	2
Commercial equipment	1,259	5	41	2	1,300	7
	$11,152	23	$8,130	15	$19,282	38
Non-accrual loans decreased $6.0 million from $19.3 million or 1.43% of total loans at December 31, 2018 to $13.3 million or 0.96% of total loans at June 30, 2019. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At June 30, 2019, non-accrual loans of $13.3 million included 35 loans, of which $10.8 million, or 81% represented 12 loans and four customer relationships. Non-accrual loans of $2.7 million (20%) were current with all payments of principal and interest with no impairment at June 30, 2019. Delinquent non-accrual loans were $10.6 million (80%) with specific reserves of $886,000 at June 30, 2019.
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
Non-accrual loans included TDRs totaling $52,000 and $29,000 at June 30, 2019 and December 31, 2018, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) increased $402,000 from $12.2 million, or 0.91% of loans, at December 31, 2018 to $12.6 million, or 0.91% of loans, at June 30, 2019.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $11.6 million and $17.4 million at June 30, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at June 30, 2019 and December 31, 2018 was $245,000 and $456,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $1.7 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at June 30, 2019 and December 31, 2018 was $143,000 and $81,000, respectively.
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
Past due and PCI loans as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$309	$1,058	$8,938	$10,305	$1,725	$905,918	$917,948
Residential first mortgages	—	328	146	474	451	155,745	156,670
Residential rentals	—	321	—	321	327	121,342	121,990
Construction and land dev.	—	—	—	—	—	35,662	35,662
Home equity and second mtg.	24	106	310	440	269	35,157	35,866
Commercial loans	—	—	819	819	—	66,798	67,617
Consumer loans	1	—	—	1	—	966	967
Commercial equipment	30	10	246	286	—	50,180	50,466
Total	$364	$1,823	$10,459	$12,646	$2,772	$1,371,768	$1,387,186

	December 31, 2018
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$677	$8,474	$9,151	$1,785	$867,080	$878,016
Residential first mortgages	—	66	146	212	466	156,031	156,709
Residential rentals	13	53	247	313	897	123,088	124,298
Construction and land dev.	—	—	—	—	—	29,705	29,705
Home equity and second mtg.	266	—	147	413	72	35,076	35,561
Commercial loans	—	—	866	866	—	70,814	71,680
Consumer loans	1	4	—	5	—	746	751
Commercial equipment	25	29	1,230	1,284	—	48,918	50,202
Total	$305	$829	$11,110	$12,244	$3,220	$1,331,458	$1,346,922

Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at June 30, 2019 and 2018 and at December 31, 2018 were as follows:

	June 30, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,933	$18,512	$2,406	$20,918	$289	$20,975	$214	$21,075	$410
Residential first mortgages	2,124	2,123	—	2,123	—	2,129	20	2,139	41
Residential rentals	971	971	—	971	—	978	17	985	30
Construction and land dev.	—	—	—	—	—	—	—	—	—
Home equity and second mtg.	482	471	—	471	—	476	5	461	9
Commercial loans	2,638	1,807	819	2,626	700	2,629	27	2,649	54
Commercial equipment	367	131	218	349	192	357	2	369	4
Total	$27,515	$24,015	$3,443	$27,458	$1,181	$27,544	$285	$27,678	$548

	June 30, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$26,804	$24,923	$1,569	$26,492	$182	$26,609	$214	$26,695	$469
Residential first mortgages	2,473	2,434	—	2,434	—	2,480	26	2,490	53
Residential rentals	1,430	1,396	—	1,396	—	1,440	18	1,450	35
Construction and land dev.	729	—	729	729	210	729	10	729	20
Home equity and second mtg.	303	213	86	299	7	304	3	306	7
Commercial loans	2,792	1,892	900	2,792	458	2,793	32	2,793	52
Consumer loans	2	1	1	2	1	2	—	2	—
Commercial equipment	1,645	1,021	622	1,643	508	1,661	13	1,692	29
Total	$36,178	$31,880	$3,907	$35,787	$1,366	$36,018	$316	$36,157	$665

	December 31, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$27,835	$24,515	$3,025	$27,540	$326	$27,833	$1,275
Residential first mortgages	2,527	2,527	—	2,527	—	2,573	126
Residential rentals	1,745	1,745	—	1,745	—	1,792	85
Construction and land dev.	729	729	—	729	—	729	45
Home equity and second mtg.	294	288	—	288	—	291	13
Commercial loans	2,762	1,888	863	2,751	700	2,804	118
Consumer loans	1	—	1		1	1	—
Commercial equipment	1,315	1,121	178	1,299	153	1,354	31
Total	$37,208	$32,813	$4,067	$36,880	$1,180	$37,377	$1,693

TDRs included in the impaired loan schedules above, as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$2,082	4	$5,612	7
Residential first mortgages	65	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	101	3	29	1
Total TDRs	$2,248	8	$6,705	13
Less: TDRs included in non-accrual loans	(52)	(2)	(29)	(1)
Total accrual TDR loans	$2,196	6	$6,676	12
TDRs decreased $4.5 million during the second quarter of 2019 due to principal paydowns and refinancing. There was one TDR added during the six months ended June 30, 2019. The Company had specific reserves of $251,000 on four TDRs totaling $1.6 million at June 30, 2019.
The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing, included three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.
Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses at and for the three and six months ended June 30, 2019 and 2018, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,742	$(4)	$13	$258	$7,009
Residential first mortgages	722	—	—	(13)	709
Residential rentals	462	—	—	(4)	458
Construction and land development	148	(329)	—	427	246
Home equity and second mortgages	132	—	2	(3)	131
Commercial loans	1,406	—	5	(9)	1,402
Consumer loans	8	—	1	—	9
Commercial equipment	1,226	—	9	(281)	954
	$10,846	$(333)	$30	$375	$10,918

Purchase Credit Impaired**	$—	$—	$—	$—	$—

Six Months Ended	June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,882	$(4)	$15	$116	$7,009
Residential first mortgages	755	—	—	(46)	709
Residential rentals	498	(53)	46	(33)	458
Construction and land development	310	(329)	—	265	246
Home equity and second mortgages	133	—	4	(6)	131
Commercial loans	1,482	—	10	(90)	1,402
Consumer loans	6	(4)	2	5	9
Commercial equipment	910	(685)	65	664	954
	$10,976	$(1,075)	$142	$875	$10,918

Purchase Credit Impaired**	$—	$—	$—	$—	$—

Three Months Ended	June 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,664	$—	$4	$(105)	$6,563
Residential first mortgages	937	(76)	—	(124)	737
Residential rentals	459	—	—	10	469
Construction and land development	482	—	—	16	498
Home equity and second mortgages	118	—	5	(19)	104
Commercial loans	1,045	(88)	—	246	1,203
Consumer loans	7	—	—	—	7
Commercial equipment	759	—	9	376	1,144
	$10,471	$(164)	$18	$400	$10,725

Purchase Credit Impaired**	$—	$—	$—	$—	$—

Six Months Ended	June 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,451	$(236)	$6	$342	$6,563
Residential first mortgages	1,144	(113)	—	(294)	737
Residential rentals	512	—	—	(43)	469
Construction and land development	462	—	—	36	498
Home equity and second mortgages	162	(7)	14	(65)	104
Commercial loans	1,013	(88)	—	278	1,203
Consumer loans	7	(1)	—	1	7
Commercial equipment	764	(299)	34	645	1,144
	$10,515	$(744)	$54	$900	$10,725

Purchase Credit Impaired**	$—	$—	$—	$—	$—
** There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.
The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2019 and 2018 and December 31, 2018.

	June 30, 2019				December 31, 2018				June 30, 2018
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$20,918	$895,305	$1,725	$917,948	$27,540	$848,691	$1,785	$878,016	$26,492	$800,450	$1,503	$828,445
Residential first mortgages	2,123	154,096	451	156,670	2,527	153,716	466	156,709	2,434	160,186	470	163,090
Residential rentals	971	120,692	327	121,990	1,745	121,656	897	124,298	1,396	124,799	1,274	127,469
Construction and land development	—	35,662	—	35,662	729	28,976	—	29,705	729	27,646	272	28,647
Home equity and second mortgages	471	35,126	269	35,866	288	35,201	72	35,561	299	36,408	319	37,026
Commercial loans	2,626	64,991	—	67,617	2,751	68,929	—	71,680	2,792	54,727	—	57,519
Consumer loans	—	967	—	967	1	750	—	751	2	799	—	801
Commercial equipment	349	50,117	—	50,466	1,299	48,903	—	50,202	1,643	45,775	—	47,418
	$27,458	$1,356,956	$2,772	$1,387,186	$36,880	$1,306,822	$3,220	$1,346,922	$35,787	$1,250,790	$3,838	$1,290,415
Allowance for loan losses:
Commercial real estate	$289	$6,720	$—	$7,009	$326	$6,556	$—	$6,882	$182	$6,381	$—	$6,563
Residential first mortgages	—	709	—	709	—	755	—	755	—	737	—	737
Residential rentals	—	458	—	458	—	498	—	498	—	469	—	469
Construction and land development	—	246	—	246	—	310	—	310	210	288	—	498
Home equity and second mortgages	—	131	—	131	—	133	—	133	7	97	—	104
Commercial loans	700	702	—	1,402	700	782	—	1,482	458	745	—	1,203
Consumer loans	—	9	—	9	1	5	—	6	1	6	—	7
Commercial equipment	192	762	—	954	153	757	—	910	508	636	—	1,144
	$1,181	$9,737	$—	$10,918	$1,180	$9,796	$—	$10,976	$1,366	$9,359	$—	$10,725
Credit Quality Indicators
Credit quality indicators as of June 30, 2019 and December 31, 2018 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Unrated	$106,552	$112,280	$2,017	$2,172	$38,698	$37,478
Pass	790,002	741,037	33,645	26,805	82,614	85,551
Special mention	—	—	—	—	—	—
Substandard	21,394	24,699	—	728	678	1,269
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$917,948	$878,016	$35,662	$29,705	$121,990	$124,298

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Unrated	$18,539	$19,157	$18,230	$15,373	$184,036	$186,460
Pass	46,452	49,828	32,018	33,685	984,731	936,906
Special mention	—	—	—	—	—	—
Substandard	2,626	2,695	218	1,144	24,916	30,535
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$67,617	$71,680	$50,466	$50,202	$1,193,683	$1,153,901

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Unrated	$150,159	$146,889	$334,195	$333,349
Pass	42,114	44,441	1,026,845	981,347
Special mention	—	—	—	—
Substandard	1,230	1,691	26,146	32,226
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$193,503	$193,021	$1,387,186	$1,346,922
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2019	12/31/2018	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Performing	$156,524	$156,563	$35,556	$35,414	$967	$751
Nonperforming	146	146	310	147	—	—
Total	$156,670	$156,709	$35,866	$35,561	$967	$751
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
Ratings 1 thru 6 - Pass

Ratings 1 thru 6 have asset risks ranging from excellent-low risk to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
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
Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $3.5 million and a carrying value of $2.8 million at June 30, 2019. PCI loans represented 0.16% of total assets at June 30, 2019. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.
A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018 and the year ended December 31, 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
(dollars in thousands)	2019	2018	2019	2018	December 31, 2018
Accretable yield, beginning of period	$680	$459	$734	$—	$—
Additions	—	—	—	517	517
Accretion	(68)	(58)	(122)	(116)	(230)
Reclassification from (to) nonaccretable difference	156	—	156	—	134
Other changes, net	11	—	11	—	313
Accretable yield, end of period	$779	$401	$779	$401	$734
At June 30, 2019, performing acquired loans, which totaled $88.4 million, included a $1.5 million net acquisition accounting fair market value adjustment, representing a 1.66% discount; and PCI loans which totaled $2.8 million, included a $684,000 adjustment, representing a 19.78% discount. During the three and six months ended June 30, 2019 there was $209,000 and $381,000, respectively, of accretion interest.

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2019 which resulted in a reclassification of $156,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of June 30, 2019 and December 31, 2018:

BY ACQUIRED AND NON-ACQUIRED	June 30, 2019%		December 31, 2018%
Acquired loans - performing	$88,353	6.37%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,772	0.20%	3,220	0.24%
Total acquired loans	91,125	6.57%	106,887	7.94%
Non-acquired loans**	1,296,061	93.43%	1,240,035	92.06%
Gross loans	1,387,186		1,346,922
Net deferred costs (fees)	1,363	0.10%	1,183	0.09%
Total loans, net of deferred costs	$1,388,549		$1,348,105
______________________________
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2019	As of December 31, 2018
Goodwill	$10,835	$10,835

	As of June 30, 2019			As of December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Core deposit intangible	$3,590	$(1,140)	$2,450	$3,590	$(784)	$2,806
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2019 is as follows:

(dollars in thousands)
Remainder of 2019	$332
2020	591
2021	495
2022	398
2023	302
Thereafter	332
$2,450
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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2019	2018	2018
Balance at beginning of year	$8,111	$9,341	$9,341
Additions of underlying property	3,249	238	307
Disposals of underlying property	(416)	(991)	(1,005)
Valuation allowance	(637)	(283)	(532)
Balance at end of period	$10,307	$8,305	$8,111

During the six months ended June 30, 2019 and 2018, OREO additions were $3.2 million and $238,000, respectively. During the six months ended June 30, 2019 additions of $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. During the six months ended June 30, 2018, additions of $238,000 were for $95,000 of capitalized costs to improve a residential development project and $143,000 for commercial real estate.
During the six months ended June 30, 2019, the Company recognized net gains of $188,000 on disposals of $416,000 for multiple residential lots of $65,000, a commercial building of $316,000 and commercial equipment of $35,000.  In connection with the sale of the commercial building, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610‑20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. During the six months ended June 30, 2018, the Company recognized net losses of $8,000 on disposals of $991,000 for multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000.
During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate.  The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.
The Company had $200,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2019. There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2018.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Valuation allowance	$637	$283
Losses (gains) on dispositions	(188)	8
Operating expenses	39	60
	$488	$351
NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	June 30, 2019		December 31, 2018
	Balance	%	Balance	%
Noninterest-bearing demand	$226,712	15.17%	$209,378	14.65%
Interest-bearing:
Demand	458,686	30.69%	437,170	30.58%
Money market deposits	277,823	18.59%	266,160	18.62%
Savings	70,652	4.73%	69,892	4.89%
Certificates of deposit	460,569	30.82%	447,029	31.27%
Total interest-bearing	1,267,730	84.83%	1,220,251	85.35%
Total Deposits	$1,494,442	100.00%	$1,429,629	100.00%
The aggregate amount of certificates of deposit in denominations of $250,000 or more at June 30, 2019 and December 31, 2018 was $126.9 million and $117.2 million, respectively.
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At June 30, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $202.3 million which represented 13.54% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits.

NOTE 7 – COMMITMENTS & CONTINGENCIES
Operating Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-2 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. All of the leases in which the Company is the lessee are for branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.  With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.
At June 30, 2019, the Company had lease liabilities totaling $9.8 million and right of use assets totaling $9.7 million related to these leases. Remaining lease terms range from 6 months to 26 years.  The right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.
For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 18.5 years and the weighted average discount rate used in the measurement of operating leases was 3.51%. Operating lease cost for the six months ended June 30, 2019 was $436,000 and cash paid for amounts included in the measurement of lease liabilities was $368,000. Rent expense for the six months ended June 30, 2018, prior to the adoption of ASU 2016-2, was $468,000 which included $66,000 for acquired operating leases for facilities from the County First acquisition. All County First operating leases expired on or before December 31, 2018.
The Company elected to apply certain practical expedients provided under ASU 2016-2 whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts.  ASC 842 allows a lessee to make an accounting policy election for short term leases whereby short-term lease are not recognized on the balance sheet.  However, the Company did not have any short-term leases upon adoption or during the quarter.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2019

Lease payments due:
Within one year	$718
After one but within two years	704
After two but within three years	730
After three but within four years	744
After four but within five years	753
After five years	10,066
Total undiscounted cash flows	$13,715
Discount on cash flows	3,918
Total lease liability	$9,797
NOTE 8 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)

On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly-owned by the Company, issued $5.0 million of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $155,000 for Capital Trust II’s common securities, to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company.
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
The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
As of June 30, 2019 and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios (dollars in thousands)		The Company		The Bank
		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Common equity		$163,644	$154,482	$195,736	$185,073
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,776)	(2,034)	(1,776)	(2,034)
AOCI losses		(1,044)	1,847	(1,044)	1,847
Common Equity Tier 1 Capital		149,989	143,460	182,081	174,051
TRUPs		12,000	12,000	—	—
Tier 1 Capital		161,989	155,460	182,081	174,051
Allowable reserve for credit losses and other Tier 2 adjustments		10,969	11,027	10,969	11,027
Subordinated notes		23,000	23,000	—	—
Tier 2 Capital		$195,958	$189,487	$193,050	$185,078
Risk-Weighted Assets ("RWA")		$1,444,651	$1,384,807	$1,442,319	$1,383,048
Average Assets ("AA")		$1,708,802	$1,635,594	$1,706,675	$1,632,846
2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.38%	10.36%	12.62%	12.58%
Tier 1 Capital to RWA	8.50	11.21	11.23	12.62	12.58
Tier 2 Capital to RWA	10.50	13.56	13.68	13.38	13.38
Tier 1 Capital to AA (Leverage) (2)	n/a	9.48	9.50	10.67	10.66
____________________________________

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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the three months ending June 30, 2019.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2019 and December 31, 2018, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis.

(dollars in thousands) Description of Asset	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$106,534	$—	$106,534	$—
MBS	12,033	—	12,033	—
U.S. Agency	11,645	—	11,645	—
Total available for sale securities	$130,212	$—	$130,212	$—
Equity securities carried at fair value through income
CRA investment fund	$4,603	$—	$4,603	$—

(dollars in thousands) Description of Asset	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$100,740	$—	100,740	$—
MBS	7,361	—	7,361	—
U.S. Agency	11,875	—	11,875	—
Total available for sale securities	$119,976	$—	$119,976	$—
Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$4,428	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 were included in the tables below.

(dollars in thousands) Description of Asset	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,117	$—	$—	$2,117
Commercial loans	119	—	—	119
Commercial equipment	26	—	—	26
Total loans with impairment	$2,262	$—	$—	$2,262
Other real estate owned	$10,307	$—	$—	$10,307

(dollars in thousands) Description of Asset	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,699	$—	$—	$2,699
Commercial loans	163	—	—	163
Commercial equipment	25	—	—	25
Total loans with impairment	$2,887	$—	$—	$2,887
Other real estate owned	$8,111	$—	$—	$8,111
Loans with impairment had unpaid principal balances of $3.4 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively, and include impaired loans with a specific allowance.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2019 and December 31, 2018.

June 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

(dollars in thousands) Description of Asset

Loans with impairment	$2,262	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (34%)

Other real estate owned	$10,307	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (15%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

(dollars in thousands) Description of Asset

Loans with impairment	$2,887	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (29%)

Other real estate owned	$8,111	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)
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

The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$130,212	$130,212	$—	$130,212	$—
Investment securities - HTM	95,657	96,372	1,499	94,873	—
Equity securities carried at fair value through income	4,603	4,603	—	4,603
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,236	3,236	—	3,236	—
Net loans receivable	1,377,631	1,351,638	—	—	1,351,638
Accrued Interest Receivable	5,431	5,431	—	5,431	—
Investment in BOLI	36,734	36,734	—	36,734	—

Liabilities
Savings, NOW and money market accounts	$1,033,873	1,033,873	$—	$1,033,873	$—
Time deposits	460,569	462,743	—	462,743	—
Long-term debt	30,403	30,770	—	30,770	—
Short term borrowings	10,000	10,037	—	10,037	—
TRUPs	12,000	10,776	—	10,776	—
Subordinated notes	23,000	23,041	—	23,041	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2018 Form 10‑K for the fair value methodologies used as of December 31, 2018:

December 31, 2018	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$119,976	$119,976	$—	$119,976	$—
Investment securities - HTM	96,271	93,745	999	92,746	—
Equity securities carried at fair value through income	4,428	4,428		4,428	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,821	3,821	—	3,821	—
Net loans receivable	1,337,129	1,298,465	—	—	1,298,465
Accrued Interest Receivable	4,957	4,957	—	4,957	—
Investment in BOLI	36,295	36,295	—	36,295	—

Liabilities
Savings, NOW and money market accounts	$982,600	982,600	$—	$982,600	$—
Time deposits	447,029	446,683	—	446,683	—
Long-term debt	20,436	20,568	—	20,568	—
Short term borrowings	35,000	35,016	—	35,016	—
TRUPs	12,000	10,924	—	10,924	—
Subordinated notes	23,000	23,085	—	23,085	—
At June 30, 2019 and December 31, 2018, the Company had outstanding loan commitments and standby letters of credit of $34.7 million and $47.3 million, respectively, and $22.5 million and $21.2 million, respectively. Additionally, at June 30, 2019 and December 31, 2018, customers had $228.8 million and $211.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-

term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income for the three and six months ended June 30, 2019 and 2018. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and six months ended June 30, 2019 and 2018. Reclassification adjustments are recorded in non-interest income.

(dollars in thousands)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$2,093	$576	$1,517	$(392)	$(108)	$(284)
Reclassification adjustments	—	—	—	—	—	—
Other comprehensive income (loss)	$2,093	$576	$1,517	$(392)	$(108)	$(284)

(dollars in thousands)	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$3,989	$1,098	$2,891	$(1,367)	$(376)	$(991)
Reclassification adjustments	—	—	—	—	—	—
Other comprehensive income (loss)	$3,989	$1,098	$2,891	$(1,367)	$(376)	$(991)
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses

Beginning of period	$(473)	$(1,898)	$(1,847)	$(1,191)
Other comprehensive gains (losses), net of tax before reclassifications	1,517	(284)	2,891	(991)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive income (loss)	1,517	(284)	2,891	(991)
End of period	$1,044	$(2,182)	$1,044	$(2,182)
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
Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$3,627	$2,335	$7,504	$3,556

Average number of common shares outstanding	5,559,821	5,551,123	5,558,984	5,549,428
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	5,559,821	5,551,123	5,558,984	5,549,428

Earnings Per Common Share
Basic	$0.65	$0.42	$1.35	$0.64
Diluted	0.65	0.42	1.35	0.64

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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense	$1,653	$980	$3,030	$1,460
Deferred income tax expense (benefit)	(259)	(152)	(320)	(99)
Income tax expense as reported	$1,394	$828	$2,710	$1,361

Effective tax rate	27.8%	26.2%	26.5%	27.7%
Net deferred tax assets totaled $5.9 million at June 30, 2019 and $6.7 million at December 31, 2018. No valuation allowance for deferred tax assets was recorded at June 30, 2019 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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
Stock-based compensation expense totaled $91,000 and $167,000, respectively, for the three and six months ended June 30, 2019 and $133,000 and $238,000, respectively, for the three and six months ended June 30, 2018. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of June 30, 2019, and December 31, 2018, unrecognized stock compensation expense was $366,000 and $430,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at June 30, 2019 and December 31, 2018, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2019	25,473	$28.76
Granted	3,584	30.00
Vested	(13,912)	23.85
Cancelled	—	—
Nonvested at June 30, 2019	15,145	$26.52

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2018	32,809	$22.61
Granted	10,662	36.43
Vested	(17,607)	21.85
Cancelled	(391)	27.69
Nonvested at December 31, 2018	25,473	$28.76

Item 2 - Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to the County First acquisition, or any other acquisition that we undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from the County First acquisition, or any acquisition that we undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10‑K for the Year Ended December 31, 2018, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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
Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions. At June 30, 2019 and December 31, 2018, the allowance for loan losses was $10.9 million and $11.0 million, respectively, or 0.79% and 0.81%, respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.
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
Deferred Tax Assets
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of recorded assets and liabilities. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.
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
The economy continued to grow in 2018 with annual GDP growth during 2018 in excess of 2.9%. During the first quarter there was concern that a lower stock market experienced towards the end of 2018 could impact consumer spending in 2019. It appears that consumer spending rebounded during the second quarter of 2019 along with the stock market. During the last two years, consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing metrics and solid performance in the financial markets. However, it appears in the first six months of 2019 GDP growth is at a slower pace than 2018. The possibility of rate cuts by the Federal Reserve could extend the current recovery, but trade issues and tariffs could more than offset any benefit received from rate cuts. It appears that the markets have already priced in some rate cuts.
Income growth should remain strong because of low unemployment and increasing workforce participation. The Mid-Atlantic region in which the Company operates continued to experience continued improved regional economic performance. In the Bank’s footprint residential housing demand was stable during 2018 with home prices up between 3.5% to 5.0% compared to the prior year. If the Federal Reserve follows through on its recent indications that it will likely cut rates, and if those rate cuts steepen the yield curve, the Company's net interest margin could be positively impacted.
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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND SIX MONTHS ENDED
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income (as reported)	$3,627	$2,335	$7,504	$3,556
Merger and acquisition costs (net of tax)	—	546	—	2,681
Non-GAAP operating net income	$3,627	$2,881	$7,504	$6,237

Income before income taxes (as reported)	$5,021	$3,163	$10,214	$4,917
Merger and acquisition costs ("M&A")	—	741	—	3,609
Adjusted pretax income	5,021	3,904	10,214	8,526
Income tax expense	1,394	1,023	2,710	2,289
Non-GAAP operating net income	$3,627	$2,881	$7,504	$6,237

GAAP diluted earnings per share ("EPS")	$0.65	$0.42	$1.35	$0.64
Non-GAAP operating diluted EPS before M&A	$0.65	$0.52	$1.35	$1.12

GAAP return on average assets ("ROAA")	0.84%	0.59%	0.88%	0.45%
Non-GAAP operating ROAA before M&A	0.84%	0.73%	0.88%	0.79%

GAAP return on average common equity ("ROACE")	8.99%	6.34%	9.41%	4.84%
Non-GAAP operating ROACE before M&A	8.99%	7.82%	9.41%	8.49%

Net income (as reported)	$3,627	$2,335	$7,504	$3,556
Weighted average common shares outstanding	5,559,821	5,551,123	5,558,984	5,549,428
Average assets	$1,721,196	$1,579,645	$1,710,253	$1,580,586
Average equity	$161,376	$147,295	$159,420	$147,005

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

(dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018	June 30, 2018
Total assets	$1,756,448	$1,689,227	$1,586,288
Less: intangible assets
Goodwill	10,835	10,835	10,603
Core deposit intangible	2,450	2,806	3,186
Total intangible assets	13,285	13,641	13,789
Tangible assets	$1,743,163	$1,675,586	$1,572,499

Total common equity	$163,645	$154,482	$147,246
Less: intangible assets	13,285	13,641	13,789
Tangible common equity	$150,360	$140,841	$133,457

Common shares outstanding at end of period	5,582,438	5,577,559	5,574,511

GAAP common equity to assets	9.32%	9.15%	9.28%
Non-GAAP tangible common equity to tangible assets	8.63%	8.41%	8.49%

GAAP common book value per share	$29.31	$27.70	$26.41
Non-GAAP tangible common book value per share	$26.93	$25.25	$23.94

SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. You should read this table together with our consolidated financial statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
KEY OPERATING RATIOS
Return on average assets	0.84%	0.59%	0.88%	0.45%
Return on average common equity	8.99	6.34	9.41	4.84
Average total equity to average total assets	9.38	9.32	9.32	9.30
Interest rate spread	3.06	3.21	3.06	3.28
Net interest margin	3.33	3.41	3.32	3.47
Cost of funds	1.27	0.94	1.26	0.89
Cost of deposits	1.10	0.74	1.08	0.68
Cost of debt	3.97	3.17	3.81	2.84
Efficiency ratio	62.82	73.23	61.24	78.64
Non-interest expense to average assets	2.12	2.47	2.05	2.71
Net operating expense to average assets	1.83	2.24	1.78	2.47
Avg. int-earning assets to avg. int-bearing liabilities	121.15	121.22	120.84	121.16
Net charge-offs to average loans	0.09	0.05	0.14	0.11
COMMON SHARE DATA
Basic net income per common share	$0.65	$0.42	$1.35	$0.64
Diluted net income per common share	0.65	0.42	1.35	0.64
Cash dividends paid per common share	0.125	0.10	0.25	0.20
Weighted average common shares outstanding:
Basic	5,559,821	5,551,123	5,558,984	5,549,428
Diluted	5,559,821	5,551,123	5,558,984	5,549,428

SELECTED FINANCIAL INFORMATION AND RATIOS (Continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,756,448	$1,689,227	$67,221	4.0%
Gross loans	1,387,186	1,346,922	40,264	3.0
Classified Assets	36,888	40,819	(3,931)	(9.6)
Allowance for loan losses	10,918	10,976	(58)	(0.5)

Past due loans - 31 to 89 days	2,187	1,134	1,053	92.9
Past due loans >=90 days	10,459	11,110	(651)	(5.9)
Total past due (delinquency) loans	12,646	12,244	402	3.3

Non-accrual loans (a)	13,288	19,282	(5,994)	(31.1)
Accruing troubled debt restructures (TDRs) (b)	2,196	6,676	(4,480)	(67.1)
Other real estate owned (OREO)	10,307	8,111	2,196	27.1
Non-accrual loans, OREO and TDRs	$25,791	$34,069	$(8,278)	(24.3)%
ASSET QUALITY RATIOS
Classified assets to total assets	2.10%	2.42%
Classified assets to risk-based capital	18.82	21.54
Allowance for loan losses to total loans	0.79	0.81
Allowance for loan losses to non-accrual loans	82.16	56.92
Past due loans - 31 to 89 days to total loans	0.16	0.08
Past due loans >=90 days to total loans	0.75	0.82
Total past due (delinquency) to total loans	0.91	0.91
Non-accrual loans to total loans	0.96	1.43
Non-accrual loans and TDRs to total loans	1.12	1.93
Non-accrual loans and OREO to total assets	1.34	1.62
Non-accrual loans, OREO and TDRs to total assets	1.47	2.02
COMMON SHARE DATA
Book value per common share	$29.31	$27.70
Tangible book value per common share**	26.93	25.25
Common shares outstanding at end of period	5,582,438	5,577,559
OTHER DATA
Full-time equivalent employees	195	189
Branches (c)	12	12
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.48%	9.50%
Tier 1 common capital to risk-weighted assets	10.38	10.36
Tier 1 capital to risk-weighted assets	11.21	11.23
Total risk-based capital to risk-weighted assets	13.56	13.68
Common equity to assets	9.32	9.15
Tangible common equity to tangible assets	8.63	8.41
_______________________________________

**	Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

(a)
Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)
At June 30, 2019 and December 31, 2018, the Bank had total TDRs of $2.2 million and $6.7 million, respectively, with $52,000 and $29,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

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
The Bank increased assets through organic deposit and loan growth until its first acquisition in January 2018. Our ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our business model is customer-focused, utilizing relationship teams that provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. Excelling at customer service is a critical part of our culture. The Bank focuses business generation efforts on commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing targets transactional deposit accounts, which are all deposit accounts other than certificates of deposit. Increases in transaction deposit accounts lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although we believe that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. We recognize that certain lending and deposit products increase the possibility of losses from credit and other risks.
The Company’s income is earned primarily from interest received on loans and investments. Our primary source of funds for making these loans and investments is deposits. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on interest-bearing liabilities, which is called net interest spread. In addition to earning interest on loans and investments, we earn income through fees and other charges to our clients.
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

Net interest margin increased for the year ended December 31, 2018 six basis points from 3.37% for the year ended December 31, 2017 to 3.43% for the year ended December 31, 2018. This year-over-year stability in margins was primarily due to the acquisition of lower cost County First transaction deposits as well as the acquisition of additional transaction deposits which changed the overall funding mix of the Bank’s interest-bearing liabilities. If the impacts of $742,000 of accretion interest were excluded, net interest margin for 2018 would have reduced five basis points to 3.38%. The Company was successful at controlling its overall deposit and funding costs. Cumulative deposit and funding betas between December 31, 2016-2018 were less than 30%.
The Company reported operating net income of $13.9 million, or $2.51 per share for the year ended December 31, 2018 with operating ROAA and operating ROACE of 0.87% and 9.34%, respectively. The Company’s operating net income increased as expected in the second half of 2018. Operating net income increased to $7.7 million for the six months ended December 31, 2018 compared to $6.2 million for the six months ended June 30, 2018. The increase in earnings in the third and fourth quarters was primarily the result of decreased merger costs, the reduction in the Company’s expense run rate with the successful integration of the County First transaction and increased net interest income.
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

2019 Operations Summary - Three and Six Months Ended June 30, 2019
During the six months ended June 30, 2019, the Bank stabilized net interest margin, controlled expenses, continued to organically grow loans and improved credit quality.
For the three months ended June 30, 2019, net income, diluted earnings per share, ROAA and ROACE were $3.6 million, $0.65, 0.84% and 8.99%, respectively. For the quarter ended March 31, 2019, net income, diluted earnings per share, ROAA and ROACE were $3.9 million, $0.70, 0.91% and 9.85%, respectively. The slight decrease in earnings was primarily the result of increased noninterest expense for OREO valuation allowances to adjust values to a ratified contract and elevated professional fees related to strategic projects that are not expected to impact the Company’s average run rate in future quarters. These decreases to earnings were partially offset by increased net interest income, a lower loan loss provision and increased noninterest income. The Company’s quarterly expense run rate is expected to range between $8.6 and $8.8 million for the remainder of 2019.
For the six months ended June 30, 2019, net income, diluted earnings per share, ROAA and ROACE were $7.5 million, $1.35, 0.88% and 9.41%, respectively.
In the second quarter of 2019, net interest margin was stable, increasing slightly from 3.31% in the first quarter of 2019 to 3.33% for the three months ended June 30, 2019. An inverted yield curve as well as strong competition, contributed to net interest margin contraction in the second half of 2018 and the first quarter of 2019. Projected loan growth for 2019 ranges between 5%-7%. We continue to evaluate loan opportunities in light of marginal and total funding costs. Net interest margins should be positively impacted if Federal Reserve rate cuts steepen the yield curve.
Recent loan yields and deposit cost trends have been positive. Average contractual loan yields increased 13 basis points from 4.57% at September 30, 2018 to 4.70% at June 30, 2019. Contractual yields are based on contractual interest rates and do not include assumptions for the amortization of deferred costs and fees, non-accrual interest or accretion. In addition, ending loan balances of $1,387.2 million at June 30, 2019, included approximately $159 million in new loans generated in the prior nine months with an average contractual interest rate of 4.92%, which is 22 basis points greater that the 4.70% contractual interest rate on the entire portfolio. Further, average funding costs rose at a slower pace than asset yields during the second quarter of 2019, increasing two basis points from 1.25% for the three months ended March 31, 2019 to 1.27% for the three months ended June 30, 2019. Loan yields and overall interest-earning asset yields increased three basis points to 4.83% and 4.54%, respectively, for the three months ended June 30, 2019 compared to the prior quarter.
The Company improved on-balance sheet liquidity over the last 18 months. Our loan to deposit ratio decreased from 103.1% at December 31, 2017 to 93.5% at December 31, 2018 and 92.2% at June 30, 2019. At the same time, wholesale funding, which includes brokered deposits and Federal Home Loan Bank advances, decreased from $262.9 million or 18.6% of assets at December 31, 2017 to $108.6 million or 6.4% at December 31, 2018 and $80.4 million or 4.6% of assets at June 30, 2019. Increased liquidity provides more opportunities to lower our funding costs over time.
We are pleased with the decline in nonperforming assets in 2019. Although, OREO expenses were slightly elevated in the second quarter at $432,000, overall nonperforming assets have decreased $8.3 million from $34.1 million at December 31, 2018 to $25.8 million at June 30, 2019. Non-accrual loans, OREO and TDRs to total assets decreased 55 basis points to 1.47% at June 30, 2019 compared to 2.02% at December 31, 2018. The second quarter OREO expense was related to an offer of $1.8 million to buy a commercial building and is expected to settle in the third or fourth quarter of this year.
Management remains committed to controlling expenses. The six months ended June 30, 2019 efficiency ratio and net operating expense to average assets were 61.24% and 1.78%, respectively, compared to 78.64% and 2.47%, respectively, for the six months ended June 30, 2018. The first six months of 2018 were impacted by merger and acquisition costs related to the County First acquisition.
In the second quarter of 2019, the efficiency ratio and net operating expense to average assets were 62.8% and 1.83%, respectively. These ratios were impacted by higher than anticipated OREO charges. OREO charges contributed 2.8% and .09% to these ratios. In the first quarter of 2019, the efficiency ratio and net operating expense to average assets were 59.62% and 1.73%, respectively.
The Company has successfully integrated the County First acquisition into its existing franchise. The Company has returned to organic growth between 6%-7%. There have been several recently announced bank acquisitions in the Bank's market area. We believe current market disruptions will provide opportunities for continued organic growth.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE  30, 2019 AND 2018
Earnings Summary

The Company reported net income for the three months ended June 30, 2019 of $3.6 million or diluted earnings per share of $0.65 compared to net income of $2.3 million or $0.42 per diluted share for the three months ended June 30, 2018. There were no merger and acquisition costs for the three months ended June 30, 2019 and no impact to earnings per share. The June 30, 2018 results included merger and acquisition costs net of tax of $546,000, resulting in a $0.10 decline in earnings per share. The Company’s ROAA and ROACE were 0.84% and 8.99% for the three months ended June 30, 2019 compared to 0.59% and 6.34% in June 30, 2018.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Interest and dividend income	18,118	15,754	$2,364	15.0%
Interest expense	4,859	3,343	1,516	45.3%
Net interest income	13,259	12,411	848	6.8%
Provision for loan losses	375	400	(25)	(6.3)%
Noninterest income	1,253	901	352	39.1%
Noninterest expense	9,116	9,749	(633)	(6.5)%
Income before income taxes	5,021	3,163	1,858	58.7%
Income tax expense	1,394	828	566	68.4%
Net income	3,627	2,335	$1,292	55.3%
The $1.3 million increase to net income in the second quarter of 2019 compared to the same quarter in 2018 was due to increased net interest income and non-interest income and decreased noninterest expense, of which $741,000 related to merger and acquisition costs incurred during the three months ended June 30, 2018. Increases to net income were partially offset by increased income tax expense of $566,000 for the comparable periods.
There were no merger and acquisition costs for the second quarter of 2019 and operating net income was the same as GAAP net income (see reconciliation of non-GAAP measures). The Company reported operating net income of $3.6 million, or $0.65 per share, for three months ended June 30, 2019. This compares to operating net income of $2.9 million, or $0.52 per share for the three months ended June 30, 2018. The Company’s operating ROAA and ROACE were 0.84% and 8.99% for the second quarter of 2019 compared to 0.73% and 7.82% for the second quarter of 2018.
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
Net interest income totaled $13.3 million for the three months ended June 30, 2019, which represents a $848,000 or 6.8% increase from $12.4 million for the three months ended June 30, 2018. As a result of organic growth, average total earning assets increased $136.9 million, or 9.4%, for the three months ended June 30, 2019 to $1,594.6 million compared to $1,457.7 million for the three months ended June 30, 2018. The increase in average total earning assets for the three months ended June 30, 2019 from the comparable quarter in 2018, resulted primarily from a $87.6 million, or 6.9%, increase in average loans, and a $49.3 million, or 25.8%, increase in average investments. Interest income increased $2.4 million for the three months ended June 30, 2019 compared to the second quarter of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $1.4 million and higher interest yields accounting for $945,000.
Average total interest-bearing liabilities increased $113.7 million, or 9.5%, for the three months ended June 30, 2019 to $1,316.2 million compared to $1,202.5 million for the three months ended June 30, 2018. During the same time, average noninterest-bearing demand deposits increased $1.4 million, or 0.7%, to $218.4 million compared to $217.0 million. Interest expense increased $1.5 million for the three months ended June 30, 2019 compared to the second quarter of 2018. Higher interest rates accounted for $1.3 million of the increase in interest expense and increases in the average balance of interest-bearing liabilities contributed $184,000.

For the three-month comparative periods, average short-term borrowings and long-term debt decreased $28.3 million and were replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest-bearing accounts. During the three months ended June 30, 2019, average transaction accounts increased $130.1 million or 15.5% to $972.4 million from $842.3 million for the three months ended June 30, 2018. During the same time, average time deposits increased $13.3 million or 2.9% to $472.1 million for the three months ended June 30, 2019.
Net interest margin of 3.33% for the three months ended June 30, 2019 was eight basis points lower than the 3.41% for the three months ended June 30, 2018. The decrease in net interest margin from the second quarter of 2018 resulted primarily from the Company’s interest earning asset yields increasing at a slower rate than overall funding costs. Interest earning asset yields increased 22 basis points from 4.32% for the three months ended June 30, 2018 to 4.54% for the three months ended June 30, 2019. The Company’s cost of funds increased 33 basis points from 0.94% for the three months ended June 30, 2018 to 1.27% for the three months ended June 30, 2019. Net interest income was impacted by accretion interest of $209,000 and $152,000 for the three months ended June 30, 2019 and 2018, respectively.
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,366	$14,483	$1,883	13.0%
Taxable interest and dividends on investment securities	1,677	1,211	466	38.5%
Interest on deposits with banks	75	60	15	25.0%
Total Interest and Dividend Income	18,118	15,754	2,364	15.0%

Interest Expenses
Deposits	3,966	2,405	1,561	64.9%
Short-term borrowings	235	217	18	8.3%
Long-term debt	658	721	(63)	(8.7)%
Total Interest Expenses	4,859	3,343	1,516	45.3%

Net Interest Income (NII)	$13,259	$12,411	$848	6.8%
The following table presents information on average balances and rates for deposits.

	Three Months Ended June 30,
	2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$70,472	0.10%	$74,470	0.07%
Interest-bearing demand and money market accounts	683,572	0.97%	550,872	0.58%
Certificates of deposit	472,118	1.94%	458,801	1.39%
Total interest-bearing deposits	1,226,162	1.29%	1,084,143	0.89%
Noninterest-bearing demand deposits	218,381		216,968
	$1,444,543	1.10%	$1,301,111	0.74%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	Three Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Average Rate	Percentage Funding	Average Balance	Average Rate	Percentage Funding
Interest-bearing deposits	$1,226,162	1.29%	79.90%	$1,084,143	0.89%	76.38%
Debt	90,063	3.97%	5.87%	118,384	3.17%	8.34%
Total interest-bearing liabilities	1,316,225	1.48%	85.77%	1,202,527	1.11%	84.72%
Noninterest-bearing demand deposits	218,381		14.23%	216,968		15.28%
Total funds	$1,534,606	1.27%	100.00%	$1,419,495	0.94%	100.00%
The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Avg. Yield /Cost	Average Balance	Interest	Avg. Yield /Cost
Assets
Commercial real estate	$899,883	$10,714	4.76%	$818,370	$9,420	4.60%
Residential first mortgages	154,740	1,401	3.62%	164,574	1,487	3.61%
Residential rentals	124,307	1,560	5.02%	129,621	1,429	4.41%
Construction and land development	35,054	513	5.85%	28,120	391	5.56%
Home equity and second mortgages	36,384	524	5.76%	38,526	489	5.08%
Commercial and equipment loans	114,219	1,639	5.74%	97,407	1,253	5.15%
Consumer loans	885	15	6.78%	820	14	6.83%
Allowance for loan losses	(11,016)	—	—	(10,608)	—	0.00%
Loan portfolio (1)	1,354,456	16,366	4.83%	1,266,830	14,483	4.57%
Investment securities, federal funds sold and interest-bearing deposits	240,160	1,752	2.92%	190,849	1,271	2.66%
Interest-Earning Assets ("IEAs")	1,594,616	18,118	4.54%	1,457,679	15,754	4.32%
Cash and cash equivalents	20,306			25,142
Goodwill	10,835			10,280
Core deposit intangible	2,564			3,316
Other assets	92,875			83,228
Total Assets	$1,721,196			$1,579,645
Liabilities and Stockholders’ Equity
Savings	$70,472	$18	0.10%	$74,470	$13	0.07%
Interest-bearing demand and money market accounts	683,572	1,655	0.97%	550,872	796	0.58%
Certificates of deposit	472,118	2,293	1.94%	458,801	1,596	1.39%
Long-term debt	20,189	148	2.93%	37,560	226	2.41%
Short-term borrowings	34,874	235	2.70%	45,824	217	1.89%
Subordinated Notes	23,000	359	6.24%	23,000	359	6.24%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	151	5.03%	12,000	136	4.53%
Interest-Bearing Liabilities ("IBLs")	1,316,225	4,859	1.48%	1,202,527	3,343	1.11%
Noninterest-bearing demand deposits	218,381			216,968
Other liabilities	25,214			12,855
Stockholders’ equity	161,376			147,295
Total Liabilities and Stockholders’ Equity	$1,721,196			$1,579,645
Net interest income		$13,259			$12,411
Interest rate spread			3.06%			3.21%
Net yield on interest-earning assets			3.33%			3.41%
Avg. loans to avg. deposits			93.76%			97.37%
Avg. transaction deposits to total avg. deposits **			67.32%			64.74%
Ratio of average IEAs to average IBLs			121.15%			121.22%
Cost of funds			1.27%			0.94%
Cost of deposits			1.10%			0.74%
Cost of debt			3.97%			3.17%
__________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $209,000 and $152,000 of accretion interest during the three months ended June 30, 2019 and 2018, respectively.

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

For the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$1,059	$824	$1,883
Investment securities, federal funds sold and interest-bearing deposits	360	121	481
Total interest-earning assets	$1,419	$945	$2,364

Interest-bearing liabilities:
Savings	(1)	6	5
Interest-bearing demand and money market accounts	321	538	859
Certificates of deposit	65	632	697
Long-term debt	(127)	49	(78)
Short-term borrowings	(74)	92	18
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	15	15
Total interest-bearing liabilities	$184	$1,332	$1,516
Net change in net interest income	$1,235	$(387)	$848
___________________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $209,000 and $152,000 of accretion interest during the three months ended June 30, 2019 and 2018, respectively.

Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for loan losses	$375	$400	$(25)	(6.25)%
The provision for loan losses was at $375,000 and $400,000 for the three months ended June 30, 2019 and 2018. Net charge-offs of $303,000 were recognized for the three months ended June 30, 2019 compared to net charge-offs of $146,000 for the three months ended June 30, 2018. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income
Noninterest income of $1.3 million for the three months ended June 30, 2019 increased by $352,000 compared to $901,000 for the three months ended June 30, 2018. The increases were due to increased miscellaneous fees, unrealized gains on equity securities and increased service charge income. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of assets was 0.29% and 0.23%, respectively, for the three months ended June 30, 2019 and 2018.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$138	$7	$131	1,871.4%
Gain on sale of asset	—	1	(1)	(100.0)%
Unrealized gains (losses) on equity securities	65	(78)	143	(183)%
Income from bank owned life insurance	222	224	(2)	(0.9)%
Service charges	828	747	81	10.8%
Total Noninterest Income	$1,253	$901	$352	39.1%
Noninterest Expense
Noninterest expense decreased $633,000 or 6.5%, to $9.1 million for the three months ended June 30, 2019 compared to $9.7 million for the three months ended June 30, 2018, of which $741,000 of the variance was due to merger and acquisition costs incurred during June 30, 2018. The Company’s 2019 expense run rate has been positively impacted by the increased efficiencies from the County First acquisition and management’s continued focus on containing expense growth. The Company’s quarterly expense run rate is expected to range between $8.6 and $8.8 million for remaining quarters of 2019. The second quarter 2019 increase above $8.8 million run rate was primarily due to OREO valuation allowances to adjust values to a ratified contract and elevated professional fees related to strategic projects that are not expected to impact the Company’s average run rate in future quarters. Salary and benefits of $4.9 million were in line with management expectations for the second quarter of 2019. Salaries and benefits are expected to increase between two and four percent in 2019 compared to 2018. The higher range is based on Company meeting incentive plan targets.
Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses decreased $87,000, or 1.0%, to $8.7 million for the three months ended June 30, 2019 compared to $8.8 million in June 30, 2018. Overall the decreases in adjusted noninterest expenses comparing the two periods were due primarily to decreases in salary and employee benefits of $244,000 related to the reduction of County First employee head count in the second half of 2018. This was partially offset by increased professional fees of $180,000.
The Company’s efficiency ratio2 was 62.82% for the three months ended June 30, 2019 compared to 73.23% for the three months ended June 30, 2018. The Company’s net operating expense ratio was 1.83% for the three months ended June 30, 2019 compared to 2.24% for the three months ended June 30, 2018. The efficiency and net operating expense ratios improved primarily due to merger and acquisition costs incurred in the second quarter of 2018 and the elimination of duplicate systems and resources during the integration of County First. These costs began to decrease during the second half of 2018.
_________________________________

[2]	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.

[3]	The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Salary and employee benefits	$4,881	$5,129	$(248)	(4.8)%
OREO valuation allowance and expenses	432	237	195	82.3%
Merger and acquisition costs	—	741	(741)	(100.0)%
Operating expenses	3,803	3,642	161	4.4%
Total Noninterest Expense	$9,116	$9,749	$(633)	(6.5)%

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$4,881	$5,129	$(248)	(4.8)%
Occupancy expense	753	739	14	1.9%
Advertising	163	180	(17)	(9.4)%
Data processing expense	755	782	(27)	(3.5)%
Professional fees	606	426	180	42.3%
Merger and acquisition costs	—	741	(741)	(100.0)%
Depreciation of premises and equipment	166	202	(36)	(17.8)%
Telephone communications	66	69	(3)	(4.3)%
Office supplies	33	41	(8)	(19.5)%
FDIC Insurance	160	113	47	41.6%
OREO valuation allowance and expenses	432	237	195	82.3%
Core deposit intangible amortization	175	199	(24)	(12.1)%
Other	926	891	35	3.9%
Total Noninterest Expense	$9,116	$9,749	$(633)	(6.5)%
Income Tax Expense
The Company’s consolidated effective tax rate is expected to be between 26.5% and 27.5% in 2019. For the three months ended June 30, 2019 the effective tax rate was 27.8% and was slightly higher due to certain holding company expenses that are not deductible for state tax purposes. The Company’s consolidated effective tax rate was 26.2% in the second quarter of 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE  30, 2019 AND 2018
Earnings Summary

The Company reported net income for the six months ended June 30, 2019 of $7.5 million or diluted earnings per share of $1.35 compared to net income of $3.6 million or $0.64 per diluted share for the six months ended June 30, 2018. There were no merger and acquisition costs for the six months ended June 30, 2019 and no impact to earnings per share. The June 30, 2018 results included merger and acquisition costs net of tax of $2.7 million, resulting in a $0.48 decline in earnings per share. The Company’s ROAA and ROACE were 0.88% and 9.41% for the six months ended June 30, 2019 compared to 0.45% and 4.84% for the six months ended June 30, 2018.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Interest and dividend income	35,915	31,647	$4,268	13.5%
Interest expense	9,619	6,346	3,273	51.6%
Net interest income	26,296	25,301	995	3.9%
Provision for loan losses	875	900	(25)	(2.8)%
Noninterest income	2,314	1,932	382	19.8%
Noninterest expense	17,521	21,416	(3,895)	(18.2)%
Income before income taxes	10,214	4,917	5,297	107.7%
Income tax expense	2,710	1,361	1,349	99.1%
Net income	7,504	3,556	$3,948	111.0%
The $3.9 million increase to net income in the first six months of 2019 compared to the same period in 2018 was due to increased net interest income and non-interest income and decreased noninterest expense, of which $3.6 million related to merger and acquisition costs incurred during the six months ended June 30, 2018. Increases to net income were partially offset by increased income tax expense of $1.3 million for the comparable periods.
There were no merger and acquisition costs for the first six months of 2019 and operating net income was the same as GAAP net income (see reconciliation of non-GAAP measures). The Company reported operating net income of $7.5 million, or $1.35 per share, for the six months ended June 30, 2019. This compares to operating net income of $6.2 million, or $1.12 per share for the six months ended June 30, 2018. The Company’s operating ROAA and ROACE were 0.88% and 9.41% for the six months ended June 30, 2019 compared to 0.79% and 8.49% for the comparable period of 2018.
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
Net interest income totaled $26.3 million for the six months ended June 30, 2019, which represents a $995,000 or 3.9% increase from $25.3 million for the six months ended June 30, 2018. As a result of organic growth, average total earning assets increased $128.6 million, or 8.8%, for the six months ended June 30, 2019 to $1,585.9 million compared to $1,457.3 million for the six months ended June 30, 2018. The increase in average total earning assets for the six months ended June 30, 2019 from the comparable period in 2018, resulted primarily from a $79.5 million, or 6.3%, increase in average loans, and a $49.1 million, or 26.2%, increase in average investments. Interest income increased $4.3 million for the six months ended June 30, 2019 compared to the same period of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $2.6 million and higher interest yields accounting for $1.7 million.
Average total interest-bearing liabilities increased $109.6 million, or 9.1%, for the six months ended June 30, 2019 to $1,312.4 million compared to $1,202.8 million for the six months ended June 30, 2018. During the same time, average noninterest-bearing demand deposits decreased $4.4 million, or 2.0%, to $213.9 million compared to $218.3 million. Interest expense increased $3.3 million for the six months ended June 30, 2019 compared to the same period of 2018. Higher interest rates accounted for $3.1 million of the increase in interest expense and increases in the average balance of interest-bearing liabilities contributed $180,000. For the six-month comparative periods, average short-term borrowings and long-term debt decreased $41.1 million and were replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest-bearing accounts. During the six months ended June 30, 2019, average transaction accounts increased $149.2 million or 18.3% to $966.3 million from $817.1 million for the six months ended June 30, 2018. During the same time, average time deposits decreased slightly $2.9 million or 0.6% to $461.1 million for the six months ended June 30, 2019.
During the second quarter of 2019, net interest margin slightly improved compared to the first quarter of 2019 increasing from 3.31% for the three months ended March 31, 2019 to 3.33% for the three months ended June 30, 2019. An inverted yield curve as well as strong competition contributed to net interest margin contraction in the second half of 2018 and the first quarter of 2019. The second quarter of 2019 was highlighted with average funding costs increasing at a slower pace than asset yields. Funding costs increased two basis points from 1.25% for the three months ended March 31, 2019 to 1.27% for the three months ended June 30, 2019. Loan yields and overall interest-earning asset yields increased three basis points to 4.83% and 4.54%, respectively, for the three months ended June 30, 2019 compared to the prior quarter.
Net interest margin of 3.32% for the six months ended June 30, 2019 was 15 basis points lower than the 3.47% for the six months ended June 30, 2018. The decrease in net interest margin from the first six months of 2018 resulted primarily from the Company’s interest earning asset yields increasing at a slower rate than overall funding costs. Interest earning asset yields increased 19 basis points from 4.34% for the six months ended June 30, 2018 to 4.53% for the six months ended June 30, 2019. The Company’s cost of funds increased 37 basis points from 0.89% for the six months ended June 30, 2018 to 1.26% for the six months ended June 30, 2019. Net interest income was impacted by accretion interest of $381,000 and $473,000 for the six months ended June 30, 2019 and 2018, respectively.
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$32,495	$29,209	$3,286	11.2%
Taxable interest and dividends on investment securities	3,300	2,306	994	43.1%
Interest on deposits with banks	120	132	(12)	(9.1)%
Total Interest and Dividend Income	35,915	31,647	4,268	13.5%

Interest Expenses
Deposits	7,734	4,361	3,373	77.3%
Short-term borrowings	569	500	69	13.8%
Long-term debt	1,316	1,485	(169)	(11.4)%
Total Interest Expenses	9,619	6,346	3,273	51.6%

Net Interest Income (NII)	$26,296	$25,301	$995	3.9%

The following table presents information on average balances and rates for deposits.

	Six Months Ended June 30,
	2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$70,504	0.10%	$74,706	0.07%
Interest-bearing demand and money market accounts	681,889	0.99%	524,082	0.51%
Certificates of deposit	461,101	1.88%	463,995	1.29%
Total interest-bearing deposits	1,213,494	1.27%	1,062,783	0.82%
Noninterest-bearing demand deposits	213,876		218,327
	$1,427,370	1.08%	$1,281,110	0.68%
The following table shows the change in funding sources and the cost of funds for the comparable periods:

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Average Rate	Percentage Funding	Average Balance	Average Rate	Percentage Funding
Interest-bearing deposits	$1,213,494	1.27%	79.51%	$1,062,783	0.82%	74.78%
Debt	98,906	3.81%	6.48%	140,027	2.84%	9.85%
Total interest-bearing liabilities	1,312,400	1.47%	85.99%	1,202,810	1.06%	84.64%
Noninterest-bearing demand deposits	213,876		14.01%	218,327		15.36%
Total funds	$1,526,276	1.26%	100.00%	$1,421,137	0.89%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the six months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Avg. Yield /Cost	Average Balance	Interest	Avg. Yield /Cost
Assets
Commercial real estate	$893,950	$21,182	4.74%	$817,216	$18,812	4.60%
Residential first mortgages	155,813	2,897	3.72%	166,811	3,061	3.67%
Residential rentals	124,264	3,084	4.96%	128,904	3,024	4.69%
Construction and land development	33,236	970	5.84%	28,480	765	5.37%
Home equity and second mortgages	36,583	1,050	5.74%	39,563	972	4.91%
Commercial and equipment loans	115,958	3,283	5.66%	98,919	2,547	5.15%
Consumer loans	857	29	6.77%	845	28	6.63%
Allowance for loan losses	(11,078)	—	—	(10,663)	—	0.00%
Loan portfolio (1)	1,349,583	32,495	4.82%	1,270,075	29,209	4.60%
Investment securities, federal funds sold and interest-bearing deposits	236,318	3,420	2.89%	187,228	2,438	2.60%
Interest-Earning Assets ("IEAs")	1,585,901	35,915	4.53%	1,457,303	31,647	4.34%
Cash and cash equivalents	18,991			25,595
Goodwill	10,835			10,213
Core deposit intangible	2,653			3,397
Other assets	91,873			84,078
Total Assets	$1,710,253			$1,580,586
Liabilities and Stockholders’ Equity
Savings	$70,504	$35	0.10%	$74,706	$25	0.07%
Interest-bearing demand and money market accounts	681,889	3,360	0.99%	524,082	1,339	0.51%
Certificates of deposit	461,101	4,339	1.88%	463,995	2,997	1.29%
Long-term debt	20,306	293	2.89%	43,933	510	2.32%
Short-term borrowings	43,600	569	2.61%	61,094	500	1.64%
Subordinated Notes	23,000	719	6.25%	23,000	719	6.25%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	304	5.07%	12,000	256	4.27%
Interest-Bearing Liabilities ("IBLs")	1,312,400	9,619	1.47%	1,202,810	6,346	1.06%
Noninterest-bearing demand deposits	213,876			218,327
Other liabilities	24,557			12,444
Stockholders’ equity	159,420			147,005
Total Liabilities and Stockholders’ Equity	$1,710,253			$1,580,586
Net interest income		$26,296			$25,301
Interest rate spread			3.06%			3.28%
Net yield on interest-earning assets			3.32%			3.47%
Avg. loans to avg. deposits			94.55%			99.14%
Avg. transaction deposits to total avg. deposits **			67.70%			63.78%
Ratio of average IEAs to average IBLs			120.84%			121.16%
Cost of funds			1.26%			0.89%
Cost of deposits			1.08%			0.68%
Cost of debt			3.81%			2.84%
__________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $381,000 and $473,000 of accretion interest during the six months ended June 30, 2019 and 2018, respectively.

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

	For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$1,914	$1,372	$3,286
Investment securities, federal funds sold and interest-bearing deposits	710	272	982
Total interest-earning assets	$2,624	$1,644	$4,268

Interest-bearing liabilities:
Savings	(2)	12	10
Interest-bearing demand and money market accounts	778	1,243	2,021
Certificates of deposit	(27)	1,369	1,342
Long-term debt	(341)	124	(217)
Short-term borrowings	(228)	297	69
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	48	48
Total interest-bearing liabilities	$180	$3,093	$3,273
Net change in net interest income	$2,444	$(1,449)	$995
___________________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $$381,000 and $473,000 of accretion interest during the six months ended June 30, 2019 and 2018, respectively.

Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for loan losses	$875	$900	$(25)	(2.78)%
The provision for loan losses was at $875,000 and $900,000 for the six months ended June 30, 2019 and 2018. Net charge-offs of $933,000 were recognized for the six months ended June 30, 2019 compared to net charge-offs of $690,000 for the six months ended June 30, 2018. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.

Noninterest Income
Noninterest income of $2.3 million for the six months ended June 30, 2019 increased by $382,000 compared to $1.9 million for the six months ended June 30, 2018. The increases were due to increased miscellaneous fees, unrealized gains on equity securities and increased service charge income. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of assets was 0.27% and 0.24%, respectively, for the six months ended June 30, 2019 and 2018.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$196	$60	$136	226.7%
Gain on sale of asset	$—	$1	$(1)	(100.0)%
Unrealized gains on equity securities	121	(78)	199	—%
Income from bank owned life insurance	439	450	(11)	(2.4)%
Service charges	1,558	1,499	59	3.9%
Total Noninterest Income	$2,314	$1,932	$382	19.8%
Noninterest Expense
Noninterest expense decreased $3.9 million or 18.2%, to $17.5 million for the six months ended June 30, 2019 compared to $21.4 million for the six months ended June 30, 2018, of which $3.6 million of the variance was due to merger and acquisition costs incurred during the six months ended June 30, 2018. The Company’s 2019 expense run rate has been positively impacted by the increased efficiencies from the County First acquisition and management’s continued focus on containing expense growth. As previously explained second quarter elevated expenses for OREO valuation allowances and professional fees are not expected to impact the Company’s average run rate in future quarters. The Company’s quarterly expense run rate is expected to range between $8.6 and $8.8 million for remaining quarters of 2019. Salary and benefits of $9.7 million for the six months ended June 30, 2019 were in line with management expectations. Salaries and benefits are expected to increase between two and four percent in 2019 compared to 2018. The higher expected range is based on the Company meeting incentive plan targets.
Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses decreased $423,000, or 2.4%, to $17.0 million for the six months ended June 30, 2019 compared to $17.5 million for the comparable period of 2018. The decreases in adjusted noninterest expenses comparing the six months ended June 30, 2019 and 2018 were due primarily to decreases in salary and employee benefits and operating expenses (other than professional fees) of $492,000 and $177,000, respectively. The reductions to operating expenses related to efficiencies gained from the County First integration. These decreases to expenses were partially offset by increased professional fees of $246,000 in the current year related to strategic projects not expected to impact the Company's expense run rate in the third and fourth quarters of 2019.

The Company’s efficiency ratio was 61.24% for the six months ended June 30, 2019 compared to 78.64% for the six months ended June 30, 2018. The Company’s net operating expense ratio was 1.78% for the six months ended June 30, 2019 compared to 2.47% for the six months ended June 30, 2018. The efficiency and net operating expense ratios improved primarily due to merger and acquisition costs incurred in the first six months of 2018 and the elimination of duplicate systems and resources during the integration of County First. These costs began to decrease during the second half of 2018.
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Salary and employee benefits	$9,684	$10,176	$(492)	(4.8)%
OREO valuation allowance and expenses	488	351	137	39.0%
Merger and acquisition costs	—	3,609	(3,609)	(100.0)%
Operating expenses	7,349	7,280	69	0.9%
Total Noninterest Expense	$17,521	$21,416	$(3,895)	(18.2)%

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$9,684	$10,176	$(492)	(4.8)%
Occupancy expense	1,559	1,505	54	3.6%
Advertising	360	339	21	6.2%
Data processing expense	1,475	1,465	10	0.7%
Professional fees	1,024	778	246	31.6%
Merger and acquisition costs	—	3,609	(3,609)	(100.0)%
Depreciation of premises and equipment	355	401	(46)	(11.5)%
Telephone communications	118	168	(50)	(29.8)%
Office supplies	70	81	(11)	(13.6)%
FDIC Insurance	335	311	24	7.7%
OREO valuation allowance and expenses	488	351	137	39.0%
Core deposit intangible amortization	356	404	(48)	(11.9)%
Other	1,697	1,828	(131)	(7.2)%
Total Noninterest Expense	$17,521	$21,416	$(3,895)	(18.2)%
Income Tax Expense
The Company’s consolidated effective tax rate is expected to be between 26.5% and 27.5% in 2019. For the six months ended June 30, 2019 the effective tax rate was 26.5%, due to a first quarter 2019 adjustment to net deferred tax assets related to the accounting treatment for acquired Bank Owned Life Insurance. This tax benefit was partially offset by certain holding company expenses that are not deductible for state tax purposes. The Company’s consolidated effective tax rate was 27.7% for the six months ended June 30, 2018 and was higher than the first six months of 2019 primarily due to certain non-deductible merger-related expenses.
The Company’s consolidated effective tax rate was 27.10% for the year ended December 31, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017, partially offset by certain merger-related expenses and holding company expenses that are not deductible for state tax purposes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018
Assets
Total assets increased $67.2 million, or 4.0%, to $1.76 billion at June 30, 2019 compared to total assets of $1.69 billion at December 31, 2018 primarily due to increases in net loans of $40.5 million. In addition, total assets increased $9.2 million for investments, $5.3 million for cash, $2.2 million for OREO and $9.7 million in right of use assets for operating leases recorded in accordance with the new lease standard which was effective for the Company on January 1, 2019. All other assets increased $272,000. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Cash and due from banks	$26,894	$24,064	$2,830	11.8%
Federal funds sold	8,350	5,700	2,650	46.5%
Interest-bearing deposits with banks	3,102	3,272	(170)	(5.2)%
Securities available for sale (AFS), at fair value	130,212	119,976	10,236	8.5%
Securities held to maturity (HTM), at amortized cost	95,657	96,271	(614)	(0.6)%
Equity securities carried at fair value through income	4,603	4,428	175	4.0%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	3,236	3,821	(585)	(15.3)%
Net Loans	1,377,631	1,337,129	40,502	3.0%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	22,575	22,922	(347)	(1.5)%
Other real estate owned (OREO)	10,307	8,111	2,196	27.1%
Accrued interest receivable	5,431	4,957	474	9.6%
Investment in bank owned life insurance	36,734	36,295	439	1.2%
Core deposit intangible	2,450	2,806	(356)	(12.7)%
Net deferred tax assets	5,915	6,693	(778)	(11.6)%
Right of use assets, net operating leases	9,729	—	9,729	—%
Other assets	2,578	1,738	840	48.3%
Total Assets	$1,756,448	$1,689,227	$67,221	4.0%
The acquisition of County First and 2018 organic loan growth shifted the composition of the loan portfolios during 2018.  The increase in the commercial real estate portfolio from 63.25% of gross loans at December 31, 2017 to 65.18% at December 31, 2018 and 66.18% at June 30, 2019 should increase asset sensitivity over time. The relative decrease in residential first mortgage balances should also increase asset interest rate sensitivity. Regulatory concentrations for non-owner occupied commercial real estate and construction at June 30, 2019 were $602 million or 312% and $140 million or 72%, respectively.
The Company’s loan pipeline was approximately $112 million at June 30, 2019.

Year to date gross loans increased $40.3 million or 6.0% (annualized) from December 31, 2018. The following is a breakdown of the Company’s loan portfolio at June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019%		December 31, 2018%		$ Change	Annualized % Change
Commercial real estate	$917,948	66.18%	$878,016	65.18%	$39,932	9.10%
Residential first mortgages	156,670	11.29%	156,709	11.63%	(39)	(0.05)%
Residential rentals	121,990	8.79%	124,298	9.23%	(2,308)	(3.71)%
Construction and land development	35,662	2.57%	29,705	2.21%	5,957	40.11%
Home equity and second mortgages	35,866	2.59%	35,561	2.64%	305	1.72%
Commercial loans	67,617	4.87%	71,680	5.32%	(4,063)	(11.34)%
Consumer loans	967	0.07%	751	0.06%	216	57.52%
Commercial equipment	50,466	3.64%	50,202	3.73%	264	1.05%
Gross loans	1,387,186	100.00%	1,346,922	100.00%	40,264	5.98%
Less:
Net deferred costs (fees)	(1,363)	(0.10)%	(1,183)	0.09%	(180)	30.43%
Allowance for loan losses	10,918	0.79%	10,976	0.81%	(58)	(1.06)%
	9,555		9,793		(238)	(4.86)%
Total loans, net of deferred costs	$1,377,631		$1,337,129		$40,502	6.06%
The following is a breakdown of acquired and non-acquired loans as of June 30, 2019 and December 31, 2018:

	(Unaudited)
BY ACQUIRED AND NON-ACQUIRED	June 30, 2019%		December 31, 2018%
Acquired loans - performing	$88,353	6.37%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,772	0.20%	3,220	0.24%
Total acquired loans	91,125	6.57%	106,887	7.94%
Non-acquired loans**	1,296,061	93.43%	1,240,035	92.06%
Gross loans	1,387,186		1,346,922
Net deferred costs (fees)	1,363	0.10%	1,183	0.09%
Total loans, net of deferred costs	$1,388,549		$1,348,105
________________________________

**	Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
At June 30, 2019, performing acquired loans totaled $88.4 million, net of a $1.5 million net acquisition accounting fair market value adjustment, representing a 1.66% discount; and PCI loans totaled $2.8 million, net of a $684,000 adjustment, representing a 19.78% discount. During the three and six months ended June 30, 2019 there was $209,000 and $381,000, respectively, of accretion interest.

During the six months ended June 30, 2019, the non-acquired loan portfolios increased $56.0 million or at a 9.04% annualized rate. The following is a breakdown of the Company’s non-acquired loan portfolios at June 30, 2019 and December 31, 2018:
Non-Acquired Loan Portfolios

(dollars in thousands)	June 30, 2019%		December 31, 2018%		$ Change	Annualized % Change
Commercial real estate	$860,547	66.40%	$810,248	65.33%	$50,299	12.42%
Residential first mortgages	156,219	12.05%	156,243	12.60%	(24)	(0.03)%
Residential rentals	104,716	8.08%	105,458	8.50%	(742)	(1.41)%
Construction and land development	35,662	2.75%	29,705	2.40%	5,957	40.11%
Home equity and second mortgages	23,179	1.79%	21,703	1.75%	1,476	13.60%
Commercial loans	67,617	5.22%	70,146	5.66%	(2,529)	(7.21)%
Consumer loans	842	0.06%	562	0.05%	280	99.64%
Commercial equipment	47,279	3.65%	45,970	3.71%	1,309	5.70%
	$1,296,061	100.00%	$1,240,035	100.00%	$56,026	9.04%

Asset Quality
The following tables show asset quality ratios at June 30, 2019 and December 31, 2018.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,756,448	$1,689,227	$67,221	3.98%
Gross loans	1,387,186	1,346,922	40,264	2.99
Classified Assets	36,888	40,819	(3,931)	(9.63)
Allowance for loan losses	10,918	10,976	(58)	(0.53)

Past due loans - 31 to 89 days	2,187	1,134	1,053	92.86
Past due loans >=90 days	10,459	11,110	(651)	(5.86)
Total past due (delinquency) loans	12,646	12,244	402	3.28

Non-accrual loans (a)	13,288	19,282	(5,994)	(31.09)
Accruing troubled debt restructures (TDRs) (b)	2,196	6,676	(4,480)	(67.11)
Other real estate owned (OREO)	10,307	8,111	2,196	27.07
Non-accrual loans, OREO and TDRs	$25,791	$34,069	$(8,278)	(24.30)%
ASSET QUALITY RATIOS
Classified assets to total assets	2.10%	2.42%
Classified assets to risk-based capital	18.82	21.54
Allowance for loan losses to total loans	0.79	0.81
Allowance for loan losses to non-accrual loans	82.16	56.92
Past due loans - 31 to 89 days to total loans	0.16	0.08
Past due loans >=90 days to total loans	0.75	0.82
Total past due (delinquency) to total loans	0.91	0.91
Non-accrual loans to total loans	0.96	1.43
Non-accrual loans and TDRs to total loans	1.12	1.93
Non-accrual loans and OREO to total assets	1.34	1.62
Non-accrual loans, OREO and TDRs to total assets	1.47	2.02

____________________________________

(a)
Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)
At June 30, 2019 and December 31, 2018, the Bank had total TDRs of $2.2 million and $6.7 million, respectively, with $24,000 and $52,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to maximize contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.
Classified assets decreased $3.9 million from $40.8 million at December 31, 2018 to $36.9 million at June 30, 2019. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2019, March 31, 2019, and December 31, 2018, 2017, 2016 and 2015, respectively:

Classified Assets and Special Mention Assets

(dollars in thousands)	As of 06/30/2019	As of 03/31/2019	As of 12/31/2018	As of 12/31/2017	As of 12/31/2016	As of 12/31/2015
Classified loans
Substandard	$26,146	$24,277	$32,226	$40,306	$30,463	$31,943
Doubtful	—	—	—	—	137	861
Loss	—	—	—	—	—	—
Total classified loans	26,146	24,277	32,226	40,306	30,600	32,804
Special mention loans	—	—	—	96	—	1,642
Total classified and special mention loans	$26,146	$24,277	$32,226	$40,402	$30,600	$34,446

Classified loans	26,146	24,277	32,226	40,306	30,600	32,804
Classified securities	435	465	482	651	883	1,093
Other real estate owned	10,307	10,949	8,111	9,341	7,763	9,449
Total classified assets	$36,888	$35,691	$40,819	$50,298	$39,246	$43,346

Total classified assets as a percentage of total assets	2.10%	2.08%	2.42%	3.58%	2.94%	3.79%
Total classified assets as a percentage of Risk Based Capital	18.82%	18.52%	21.54%	32.10%	26.13%	30.19%
Non-accrual loans and OREO to total assets decreased 28 basis points from 1.62% at December 31, 2018 to 1.34% at June 30, 2019. Non-accrual loans, OREO and TDRs to total assets decreased 55 basis points from 2.02% at December 31, 2018 to 1.47% at June 30, 2019.
Non-accrual loans decreased $6.0 million from $19.3 million at December 31, 2018 to $13.3 million at June 30, 2019. The decrease in non-accrual loans during the first six months 2019, was largely the result of approximately $3.8 million of one classified relationship that was moved into OREO. In addition, a $1.8 million non-accrual loan was sold at carrying value with no charge-offs. At June 30, 2019, $10.8 million or 81% of total non-accruals of $13.3 million related to four customer relationships.  At December 31, 2018, $15.3 million or 79% of total non-accruals of $19.3 million related to four customer relationships. Non-accrual loans of $2.7 million (20%) were current with all payments of principal and interest with no impairment at June 30, 2019. Delinquent non-accrual loans were $10.6 million (80%) with specific reserves of $886,000 at June 30, 2019.
Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans included two TDRs at June 30, 2019 totaling $52,000 and one TDR totaling $29,000 at December 31, 2018. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) increased $402,000 from $12.2 million, or 0.91% of loans, at December 31, 2018 to $12.6 million, or 0.91% of loans, at June 30, 2019.

TDRs decreased a net of $4.5 million or 67.1%, from $6.7 million December 31, 2018 to $2.2 million at June 30, 2019 due primarily to refinancing and principal paydowns. There was one TDR of $27,000 added during the six months ended June 30, 2019. The Company had specific reserves of $251,000 on four TDRs totaling $1.6 million at June 30, 2019. The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

The following is a breakdown by loan classification of the Company’s TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Dollars	Number of Loan	Dollars	Number of Loans
Commercial real estate	$2,082	4	$5,612	7
Residential first mortgages	65	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	101	3	29	1
Total TDRs	$2,248	8	$6,705	13
Less: TDRs included in non-accrual loans	(52)	(2)	(29)	(1)
Total accrual TDR loans	$2,196	6	$6,676	12

The Company recorded a $375,000 and $875,000 provision for loan loss expense for the three and six months ended June 30, 2019 compared to loan loss provisions of $400,000 and $900,000 for the three and six months ended June 30, 2018. Net charge-offs of $303,000 and $933,000 were recognized for the three and six months ended June 30, 2019. Net charge-offs of $146,000 and $690,000 were recognized for the same periods in 2018.
Allowance for loan loss levels decreased to 0.79% of total loans at June 30, 2019, compared to 0.81% at December 31, 2018. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by increases in other qualitative factors, such as increased portfolio growth and concentrations. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.
The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and six months ended June 30, 2019 and 2018 and year ended December 31, 2018:

	Three Months Ended		Six Months Ended		Year Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
Beginning of period	$10,846	$10,471	$10,976	$10,515	$10,515

Charge-offs	(333)	(164)	(1,075)	(744)	(1,217)
Recoveries	30	18	142	54	273
Net charge-offs	(303)	(146)	(933)	(690)	(944)

Provision for loan losses	375	400	875	900	1,405
End of period	$10,918	$10,725	$10,918	$10,725	$10,976

Net charge-offs to average loans (annualized)	(0.09)%	(0.05)%	(0.14)%	(0.11)%	(0.07)%

Breakdown of general and specific allowance as a percentage of gross loans

	June 30, 2019	June 30, 2018	December 31, 2018
General allowance	$9,737	$9,359	$9,796
Specific allowance	1,181	1,366	1,180
	$10,918	$10,725	$10,976
General allowance	0.70%	0.72%	0.73%
Specific allowance	0.09%	0.11%	0.08%
Allowance to gross loans	0.79%	0.83%	0.81%

Allowance to non-acquired gross loans	0.84%	0.92%	0.89%

Total acquired loans	$91,125	$118,995	$106,887
Non-acquired loans**	$1,296,061	$1,171,420	$1,240,035
Gross loans	$1,387,186	$1,290,415	$1,346,922
____________________________________

**	Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
The OREO balance increased $2.2 million from $8.1 million at December 31, 2018 to $10.3 million at June 30, 2019. During the six months ended June 30, 2019 OREO additions were $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. OREO disposals of $416,000 netted gains of $188,000 on disposals for the six months ended June 30, 2019.  In connection with a sale of a commercial building, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610‑20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. To adjust properties to current appraised values, additions to the valuation allowance of $637,000 were taken for the six months ended June 30, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
At June 30, 2019, greater than 99%, or $225.4 million of the carrying value of AFS and HTM securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $215.8 million, at December 31, 2018. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended June 30, 2019 and the year ended December 31, 2018, respectively. Classified securities decreased $47,000 from $482,000 at December 31, 2018 to $435,000 at June 30, 2019.
Gross unrealized losses on HTM and AFS securities decreased from $5.4 million at December 31, 2018 to $841,000 at June 30, 2019 (see Note 2 in Consolidated Financial Statements). Gross unrealized losses at June 30, 2019 and December 31, 2018 for AFS securities were $469,000 and $2.8 million, respectively, of amortized cost of $128.8 million and $122.5 million, respectively. Gross unrealized losses at June 30, 2019 and December 31, 2018 for HTM securities were $372,000 and $2.7 million, respectively, of amortized cost of $95.7 million and $96.3 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 99% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.

Liabilities
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest-bearing deposits	$226,712	$209,378	$17,334	8.3%
Interest-bearing deposits	1,267,730	1,220,251	47,479	3.9%
Total deposits	1,494,442	1,429,629	64,813	4.5%
Short-term borrowings	10,000	35,000	(25,000)	—
Long-term debt	30,403	20,436	9,967	48.8%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	23,000	23,000	—	—%
Lease liabilities - operating leases	9,797	—	9,797	n/a
Accrued expenses and other liabilities	13,161	14,680	(1,519)	(10.3)%
Total Liabilities	$1,592,803	$1,534,745	$58,058	3.8%
Deposits and Borrowings
Total deposits increased $64.8 million or 4.53% (9.06% annualized) to $1,494.4 million at June 30, 2019 compared to December 31, 2018. Non-interest bearing demand deposits have increased $17.3 million or 8.3% to $226.7 million (15.2% of deposits) at June 30, 2019 compared to $209.4 million (14.7% of deposits) December 31, 2018. The Bank typically experiences a reduction in transaction deposits during the first quarter as our business customers use transaction account balances to pay expenses and taxes accrued in the prior year. Transaction accounts decreased $13.3 million in first quarter of 2019 while time deposits increased $22.8 million. During the second quarter of 2019, transaction accounts increased $64.5 million while time deposits decreased $9.2 million.
Reciprocal deposits are used to maximize FDIC insurance available to our customers. Under the Federal Deposit Insurance Act reciprocal deposits are no longer considered brokered deposits unless they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $40.0 million or 17.0% to $274.9 million at June 30, 2019 compared to $234.9 million December 31, 2018. Reciprocal deposits as a percentage of the Bank’s liabilities at June 30, 2019 were 17.6%.
At June 30, 2019 and December 31, 2018 total deposits consisted of $1,454.4 million and $1,376.5 million in retail deposits and $40.0 million and $53.1 million in brokered deposits. The Bank increased retail deposits $389.3 million or 39.4% during 2018 to $1,376.5 million at December 31, 2018 as a result of the acquisition of County First and organic growth, largely due to growth in municipal relationships. Municipal relationships include multiple accounts with treasury and cash management services, including operating and other accounts. Typically, the relationships include other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Management believes that the diversity of products and services support the stability of the relationships. Most of the municipal relationships’ balances are maintained in reciprocal deposits. To ensure available liquidity the Company has enhanced procedures to track municipal deposit concentrations and manage the impact of seasonal balance fluctuations.
At June 30, 2019 the Company has on-balance sheet liquidity of $173.2 million, which consists of cash and cash equivalents, available for sale (“AFS”) securities and equity securities carried at fair value through income. The Company generally does not pledge AFS securities. The Company had $222.5 million in available FHLB lines at June 30, 2019, which does not include any pledged AFS securities. In addition, there was $50.8 million in unpledged held-to-maturity securities available for pledging.
The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Wholesale funding as a percentage of assets decreased to 4.58% or $80.4 million at June 30, 2019 compared to 6.43% or $108.5 million December 31, 2018. Wholesale funding includes brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Wholesale funding has decreased from 18.63% at December 31, 2017 because of the Bank’s increased liquidity from organic deposit growth and the 2018 acquisition. Liquidity improved with the increase in transaction deposits and decrease in wholesale funding that began in 2018. The Company’s net loan to deposit ratio decreased from

103.1% at December 31, 2017 to 93.5% at December 31, 2018 and 92.2% at June 30, 2019. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and pay down wholesale funding.
Details of the Company’s deposit portfolio at June 30, 2019 and December 31, 2018 are presented below:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$226,712	15.17%	$214,432	14.90%
Interest-bearing:
Demand	458,686	30.69%	411,029	28.56%
Money market deposits	277,823	18.59%	272,994	18.97%
Savings	70,652	4.73%	70,873	4.92%
Certificates of deposit	460,569	30.82%	469,839	32.65%
Total interest-bearing	1,267,730	84.83%	1,224,735	85.10%

Total Deposits	$1,494,442	100.00%	$1,439,167	100.00%

Transaction accounts	$1,033,873	69.18%	$969,328	67.35%
The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At June 30, 2019 and December 31, 2018, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.
Stockholders’ Equity
Total stockholders’ equity increased $9.2 million, or 5.93%, to $163.6 million at June 30, 2019 compared to $154.5 million at December 31, 2018. This increase primarily resulted from net income of $7.5 million, an increase in accumulated other comprehensive income of $2.9 million and net stock related activities in connection with stock-based compensation and ESOP activity of $126,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $1.3 million, and repurchases of common stock of $17,000. The Company increased its quarterly dividend from $0.10 in 2018 to $0.125 in 2019.
Common stockholders’ equity of $163.6 million and $154.5 million at June 30, 2019 and December 31, 2018 resulted in a book value per common share of $29.31 and $27.70, respectively. Tangible book value at June 30, 2019 and December 31, 2018 was $26.93 and $25.25, respectively. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets. The Company’s ratio of tangible common equity to tangible assets increased to 8.63% at June 30, 2019 from 8.41% at December 31, 2018. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.38% at June 30, 2019 and 10.36% at December 31, 2018. The Company remains well capitalized at June 30, 2019 with a Tier 1 capital to average assets (leverage ratio) of 9.48% at June 30, 2019 compared to 9.50% at December 31, 2018.
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Common Stock at par of $0.01	$56	$56	$—	—%
Additional paid in capital	84,613	84,397	216	0.3%
Retained earnings	78,689	72,594	6,095	8.4%
Accumulated other comprehensive income (loss)	1,044	(1,847)	2,891	156.5%
Unearned ESOP shares	(757)	(718)	(39)	(5.4)%
Total Stockholders’ Equity	$163,645	$154,482	$9,163	5.9%

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by its ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At June 30, 2019, we continue to remain in a well-capitalized position. Shareholders’ equity at June 30, 2019 was $163.6 million, compared to $154.5 million at December 31, 2018.
During the six months ended June 30, 2019 and 2018, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2019, and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At June 30, 2019 and December 31, 2018, the Bank had $34.7 million and $47.3 million, respectively, in loan commitments outstanding. In addition, at June 30, 2019 and December 31, 2018, the Bank had $22.5 million and $21.2 million, respectively, in letters of credit and approximately $228.8 million and $211.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of June 30, 2019 and December 31, 2018 totaled $329.1 million, or 71.46% and $278.8 million, or 62.36%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Cash and cash equivalents as of June 30, 2019 totaled $38.3 million, an increase of $5.3 million from the December 31, 2018 total of $33.0 million. Ending cash balances increased primarily due to increases in net deposits, proceeds from long-term debt, and proceeds from principal payments on investment securities. These increases were partially offset by the excess of loan originations over principal collected and the purchase of investment securities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the six months ended June 30, 2019, all financing activities provided $48.4 million in cash compared to $58.8 million in cash used for the same period in 2018. The Company provided $107.2 million of additional cash from financing activities in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to increases in net deposits of $46.4 million, $10.0 million in cash provided from long-term debt proceeds, a $51.0 million decrease in cash used for payments of long-term debt and short-term borrowings, and $50,000 less used for the repurchase of common stock, offset by increases in dividends paid of $255,000, and $39,000 more cash used for ESOP shares.
During the six months ended June 30, 2019 all investing activities used $48.9 million in cash compared to $56.9 million in cash provided for the same period in 2018. The increase in cash used of $105.8 million was primarily the result of a one-time receipt of $32.4 million of cash from the 2018 County First acquisition and $27.7 million more cash used for securities transactions, $43.7 million more cash used for loan activities, and $2.0 million less cash provided from the sale of assets and other real estate owned. The Company received $34.9 million from the sale of securities from the County First acquisition in the first six months of 2018 compared to $0 from sales during the first six months of 2019. Cash used increased for the funding of loans originated, which increased $82.5 million from $144.1 million for the six months ended June 30, 2018 to $226.6 million for the six months ended June 30, 2019. Cash used decreased as principal received on loans for the six months ended June 30, 2019 increased over the prior year comparable period. Principal collected on loans increased $38.8 million from $144.0 million from the six months ended June 30, 2018 to $182.8 million for the six months ended June 30, 2019.
Operating activities provided cash of $5.9 million, or $1.0 million less cash, for the six months ended June 30, 2019, compared to $6.9 million of cash provided for the same period of 2018.

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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As June 30, 2019 and December 31, 2018, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income (NII)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

June 30, 2019	(5.83)%	(3.25)%	2.09%
March 31, 2019	(8.55)%	(4.91)%	1.25%
December 31, 2018	(8.02)%	(3.73)%	0.79%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)

June 30, 2019	(0.31)%	0.61%	5.36%
March 31, 2019	(6.90)%	(3.80)%	5.74%
December 31, 2018	(5.40)%	(1.82)%	16.30%

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of June 30, 2019, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended June 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	—	—	—	186,078
May 1-31, 2019	—	—	—	186,078
June 1-30, 2019	—	—	—	186,078
Total	—	—	—	186,078

Item 3 - Defaults Upon Senior Securities
Not applicable.

Item 4 – Mine Safety Disclosures
Not applicable.

Item 5 - Other Information
None

Item 6 – Exhibits

Number	Description

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101.0
The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 8, 2019	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer