Form 10-Q
period 2019-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2019-11-05
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☒     No ☐
As of November 1, 2019, the registrant had 5,584,562 shares of common stock outstanding.

THE COMMUNITY FINANCIAL CORPORATION
FORM 10‑Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$37,923	$24,064
Federal funds sold	42,205	5,700
Interest-bearing deposits with banks	36,563	3,272
Securities available for sale (AFS), at fair value	131,288	119,976
Securities held to maturity (HTM), at amortized cost	88,654	96,271
Equity securities carried at fair value through income	4,665	4,428
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	4,510	3,821
Loans receivable	1,417,108	1,348,105
Less: allowance for loan losses	(11,252)	(10,976)
Net loans	1,405,856	1,337,129
Goodwill	10,835	10,835
Premises and equipment, net	22,320	22,922
Other real estate owned (OREO)	10,195	8,111
Accrued interest receivable	5,213	4,957
Investment in bank owned life insurance	36,958	36,295
Core deposit intangible	2,281	2,806
Net deferred tax assets	5,979	6,693
Right of use assets - operating leases	8,521	—
Other assets	1,557	1,738
Total Assets	$1,855,732	$1,689,227
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$243,425	$209,378
Interest-bearing deposits	1,316,535	1,220,251
Total deposits	1,559,960	1,429,629
Short-term borrowings	15,000	35,000
Long-term debt	55,387	20,436
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Lease liabilities - operating leases	8,607	—
Accrued expenses and other liabilities	14,369	14,680
Total Liabilities	1,688,323	1,534,745

Stockholders’ Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,583,492 and 5,577,559 shares, respectively	56	56
Additional paid in capital	84,713	84,397
Retained earnings	81,682	72,594
Accumulated other comprehensive income (loss)	1,715	(1,847)
Unearned ESOP shares	(757)	(718)
Total Stockholders’ Equity	167,409	154,482
Total Liabilities and Stockholders’ Equity	$1,855,732	$1,689,227
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest and Dividend Income
Loans, including fees	$16,542	$15,085	$49,037	$44,294
Interest and dividends on investment securities	1,606	1,311	4,906	3,617
Interest on deposits with banks	111	88	231	220
Total Interest and Dividend Income	18,259	16,484	54,174	48,131
Interest Expense
Deposits	3,867	2,835	11,601	7,196
Short-term borrowings	140	142	709	642
Long-term debt	727	746	2,043	2,231
Total Interest Expense	4,734	3,723	14,353	10,069
Net Interest Income	13,525	12,761	39,821	38,062
Provision for loan losses	450	40	1,325	940
Net Interest Income After Provision For Loan Losses	13,075	12,721	38,496	37,122
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	147	81	343	141
Gain on sale of assets	—	—	—	1
Unrealized gain (loss) on equity securities	35	(8)	156	(86)
Income from bank owned life insurance	223	227	662	677
Service charges	834	770	2,392	2,269
Total Noninterest Income	1,239	1,070	3,553	3,002
Noninterest Expense
Compensation and benefits	5,353	4,739	15,037	14,915
Occupancy expense	730	744	2,289	2,249
Advertising	250	165	610	504
Data processing expense	793	769	2,268	2,234
Professional fees	523	442	1,547	1,220
Merger and acquisition costs	—	11	—	3,620
Depreciation of premises and equipment	165	207	520	608
Telephone communications	46	62	164	230
Office supplies	34	31	104	112
FDIC Insurance	2	185	337	496
OREO valuation allowance and expenses	263	165	751	516
Core deposit intangible amortization	169	193	525	597
Other	896	779	2,593	2,607
Total Noninterest Expense	9,224	8,492	26,745	29,908
Income before income taxes	5,090	5,299	15,304	10,216
Income tax expense	1,397	1,441	4,107	2,802
Net Income	$3,693	$3,858	$11,197	$7,414
Earnings Per Common Share
Basic	$0.66	$0.70	$2.01	$1.34
Diluted	$0.66	$0.70	$2.01	$1.34
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$3,693	$3,858	$11,197	$7,414
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $255 and $(171), and $1,353 and $(547) respectively.	671	(451)	3,562	(1,442)
Comprehensive Income	$4,364	$3,407	$14,759	$5,972
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2019 and 2018

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645
Net Income	—	—	3,693	—	—	3,693
Unrealized holding gain on investment securities net of tax expense $255	—	—	—	671	—	671
Cash dividend at $0.125 per common share	—	—	(663)	—	—	(663)
Dividend reinvestment	—	37	(37)	—	—	—
Stock based compensation	—	63	—	—	—	63
Balance at September 30, 2019	$56	$84,713	$81,682	$1,715	$(757)	$167,409

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at June 30, 2018	$56	$84,106	$66,021	$(2,182)	$(755)	$147,246
Net Income	—	—	3,858	—	—	3,858
Unrealized holding loss on investment securities net of tax benefit $(171)	—	—	—	(478)	—	(478)
Reclassification due to Accounting Standard ASU2016-01	—	—	(27)	27		—
Cash dividend at $0.10 per common share	—	—	(537)	—	—	(537)
Dividend reinvestment	—	20	(20)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	7	—	—	—	7
Net change in unearned ESOP shares	—	—	—	—	(61)	(61)
Stock based compensation	—	113	—	—	—	113
Balance at September 30, 2018	$56	$84,246	$69,295	$(2,633)	$(816)	$150,148

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(continued)
For the Nine Months Ended September 30, 2019 and 2018

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	11,197	—	—	11,197
Unrealized holding gain on investment securities net of tax expense $1,353	—	—	—	3,562	—	3,562
Cash dividend at $0.25 per common share	—	—	(2,004)	—	—	(2,004)
Dividend reinvestment	—	88	(88)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	232	—	—	—	232
Balance at September 30, 2019	$56	$84,713	$81,682	$1,715	$(757)	$167,409

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2018	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957
Net Income	—	—	7,414	—	—	7,414
Unrealized holding loss on investment securities net of tax benefit of $(547)	—	—	—	(1,469)	—	(1,469)
Reclassification due to Accounting Standard ASU2016-01	—	—	(27)	27	—	—
Cash dividend at $0.20 per common share	—	—	(1,623)	—	—	(1,623)
Dividend reinvestment	—	50	(50)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	29	—	—	—	29
Net change in unearned ESOP shares	—	—	—	—	(61)	(61)
Shares issued for County First Merger	10	35,609	—	—	—	35,619
Repurchase of common stock	—	—	(67)	—	—	(67)
Stock based compensation	—	349	—	—	—	349
Balance at September 30, 2018	$56	$84,246	$69,295	$(2,633)	$(816)	$150,148
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018

Cash Flows from Operating Activities
Net income	$11,197	$7,414
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,325	940
Depreciation and amortization	1,215	1,256
Net (gains) losses on the sale of OREO	(188)	8
Unrealized (gains) losses on equity securities	(156)	86
Gain on sale of assets	—	(1)
Net amortization of premium/discount on investment securities	(87)	217
Net accretion of merger accounting adjustments	(624)	(642)
Amortization of core deposit intangible	525	597
Net change in right of use assets and lease liabilities	86	—
Increase in OREO valuation allowance	766	425
Increase in cash surrender value of bank owned life insurance	(662)	(673)
Deferred income tax (benefit) expense	(639)	110
Increase in accrued interest receivable	(256)	(104)
Stock based compensation	232	349
Net change due to (deficit) excess of fair market value over cost of leveraged ESOP shares released	(4)	29
(Increase) decrease in net deferred loan costs	(508)	169
(Decrease) increase in accrued expenses and other liabilities	(311)	117
Decrease in other assets	180	2,779
Net Cash Provided by Operating Activities	12,091	13,076

Cash Flows from Investing Activities
Purchase of AFS investment securities	(18,133)	(52,669)
Proceeds from redemption or principal payments of AFS investment securities	11,862	6,341
Purchase of HTM investment securities	(9,982)	(9,360)
Proceeds from maturities or principal payments of HTM investment securities	17,479	14,316
Proceeds from sale of AFS investment securities	—	34,919
Net (increase) decrease of FHLB stock	(689)	4,933
Loans originated or acquired	(346,818)	(238,696)
Principal collected on loans	274,912	221,393
Purchase of premises and equipment	(613)	(866)
Proceeds from sale of OREO	324	982
Net cash acquired in business combination	—	32,450
Proceeds from disposal of asset	—	1,748
Net Cash (Used in) Provided by Investing Activities	(71,658)	15,491

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Cash Flows from Financing Activities
Net increase in deposits	$130,331	$146,910
Proceeds from long-term debt	35,000	20,000
Payments of long-term debt	(49)	(55,048)
Net decrease in short term borrowings	(20,000)	(82,500)
Dividends paid	(2,004)	(1,623)
Net change in unearned ESOP shares	(39)	(61)
Repurchase of common stock	(17)	(67)
Net Cash Provided by Financing Activities	143,222	27,611
Increase in Cash and Cash Equivalents	83,655	56,178

Cash and Cash Equivalents - January 1	33,036	15,417
Cash and Cash Equivalents - September 30	$116,691	$71,595

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$14,579	$10,491
Income taxes	$4,913	$2,549

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$107	$321
Transfer from loans to OREO	$3,266	$282
Financed amount of sale of OREO	$280	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Right-of use assets and lease liability recorded upon adoption of ASC 842	$8,933	$—

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$—	$192,259
Liabilities assumed in business combination	$—	$200,660
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
The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2018 have been derived from audited financial statements. Additions to the Company’s accounting policies are disclosed in the 2018 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the nine months September 30, 2019 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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
Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities of $10.2 million and $10.2 million, respectively. Certain practical expedients provided under ASU 2016-02 were applied whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In addition, the recognition requirements of ASU 2016-02 were not applied to any short-term leases (as defined by related accounting guidance). Lease and non-lease components were accounted for separately because such amounts are readily determinable under our lease contracts. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11.  See Note 7 – Commitments & Contingencies for additional disclosures related to leases.

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
On October 16, 2019, the Financial Accounting Standards Board directed the FASB staff to draft a final ASU that will delay the required implementation date for ASU 2016-13 until fiscal years beginning after December 15, 2022 for certain entities. The delay would apply to small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company's CECL committee is continuing to evaluate the provisions of ASU 2016-13 and will review the related ASU, once finalized, to determine the new standard's impact on the company’s consolidated financial statements.
Subject to the issuance of the new final ASU mentioned above, ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2022, early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.
ASU 2017‑04 - Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017‑04, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017‑04 will be effective for the Company on January 1, 2023, with earlier adoption permitted and is not expected to have a significant impact on the Company’s financial statements.
ASU 2018‑13 - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018‑13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018‑13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018‑13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

ASU 2019-04 - In April 2019, the FASB issued ASU No. 2019-4 which codifies improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Financial Instruments (Topic 825). With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, ASU 2019-04 clarifies the scope of the guidance for recognizing and measuring financial instruments, the requirement for remeasurement under ASC 820 when using the measurement alternative, which equity securities have to be remeasured at historical exchange rates, and certain disclosure requirements. The amendments to Topic 326 have the same effective dates as ASU 2016-13. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company's Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU 2019-05 - Financial Instruments-Credit Losses (Topic 326). In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company plans to adopt ASU 2019-05 upon adoption of ASU 2016-13 unless an earlier adoption is permitted in an accounting update. The Company is evaluating the impact of electing the fair value option of ASU 2019-05 on the Company's Consolidated Financial Statements.

NOTE 2 – SECURITIES

(dollars in thousands)	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$11,686	$115	$9	$11,792
Residential Collateralized Mortgage Obligations ("CMOs")	106,038	2,289	133	108,194
U.S. Agency	11,198	134	30	11,302
Total securities available for sale	$128,922	$2,538	$172	$131,288

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	27,707	901	16	28,592
Residential CMOs	47,195	457	139	47,513
U.S. Agency	9,597	197	13	9,781
Asset-backed securities issued by others:
Residential CMOs	408	4	13	399
Callable GSE agency bonds	2,003	3	—	2,006
Certificates of deposit fixed	250	—	—	250
U.S. government obligations	1,494	—	—	1,494
Total securities held to maturity	$88,654	$1,562	$181	$90,035

Equity securities carried at fair value through income
CRA investment fund	$4,665	$—	$—	$4,665
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

(dollars in thousands)	December 31, 2018
	Amortize Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$7,641	$1	$281	$7,361
Residential CMOs	102,411	199	1,870	100,740
U.S. Agency	12,472	9	606	11,875
Total securities available for sale	$122,524	$209	$2,757	$119,976

Securities held to maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,948	$75	$756	$25,267
Residential CMOs	52,375	64	1,360	51,079
U.S. Agency	10,508	7	404	10,111
Asset-backed securities issued by others:
Residential CMOs	482	—	41	441
Callable GSE agency bonds	5,009	—	110	4,899
Certificates of deposit fixed	950	—	—	950
U.S. government obligations	999	—	1	998
Total securities held to maturity	$96,271	$146	$2,672	$93,745

Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$—	$4,428
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

At September 30, 2019 and December 31, 2018 securities with an amortized cost of $47.8 million and $41.3 million were pledged to secure certain customer deposits. At September 30, 2019, no securities were pledged as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and at December 31, 2018, securities with an amortized cost of $3.3 million were pledged as collateral for advances from the FHLB of Atlanta.
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
No charges related to other-than-temporary impairment were made during the three and nine months ended September 30, 2019 and the year ended December 31, 2018.
During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, there were no sales of securities in the ordinary course of operations.
During January of 2018, the Company sold virtually all of the acquired securities from the County First acquisition netting proceeds of $34.9 million which served as the fair value of the acquired securities.
ASC 320 “Investments - Debt Securities,” permits the sale of HTM securities for certain changes in circumstances. The Company may dispose of HTM securities using the safe harbor rule that allows for the sale of HTM securities when principal repayments have reduced the balance to less than 15% of original purchased par. ASC 320 10‑25‑15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320‑10‑25‑6 due to a significant deterioration in the issues’ creditworthiness.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at September 30, 2019, and December 31, 2018 were as follows:

September 30, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$1,005	$4	$23,156	$168	$24,161	$172
	$1,005	$4	$23,156	$168	$24,161	$172

December 31, 2018	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$30,095	$163	$54,846	$2,594	$84,941	$2,757
	$30,095	$163	$54,846	$2,594	$84,941	$2,757
At September 30, 2019 and December 31, 2018, the AFS investment portfolio had an estimated fair value of $131.3 million and $120.0 million, of which $24.2 million and $84.9 million, respectively, of the securities had unrealized losses from their amortized cost.

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At September 30, 2019 and December 31, 2018, total unrealized losses were $0.2 million and $2.8 million of the portfolio amortized cost of $128.9 million and $122.5 million, respectively. At September 30, 2019 and December 31, 2018, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had average lives of 3.65 years and 4.32 years and average durations of 3.36 years and 3.83 years, respectively. Management believes that the securities will either recover in market value or be paid off as agreed.
HTM Securities
Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$—	$—	$25,414	$168	$25,414	$168
Callable GSE Agency Bonds	—	—	2,006	—	2,006	—
Asset-backed securities issued by others	—	—	399	13	399	13
	$—	$—	$27,819	$181	$27,819	$181

December 31, 2018	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$6,955	$38	$70,752	$2,483	$77,707	$2,521
Callable GSE Agency Bonds	—	—	4,899	110	4,899	110
Asset-backed securities issued by others	—	—	441	41	441	41
	$6,955	$38	$76,092	$2,634	$83,047	$2,672
At September 30, 2019 and December 31, 2018, respectively, the HTM investment portfolio had an estimated fair value of $90.0 million and $93.7 million of which $27.8 million and $83.0 million of the securities had unrealized losses from their amortized cost. Of these securities, at September 30, 2019 and December 31, 2018, $27.4 million and $82.6 million were asset-backed securities issued by GSEs and U.S. Agencies and the remaining $399,000 and $441,000 were asset-backed securities issued by others, respectively.
HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At September 30, 2019 and December 31, 2018, total unrealized losses on the portfolio were $0.2 million and $2.7 million of the portfolio amortized cost of $28.0 million and $94.8 million, respectively. At September 30, 2019 and December 31, 2018, the securities with unrealized losses had average lives of 4.32 years and 4.88 years and average durations of 3.36 years and 4.26 years, respectively. Management believes that the securities will either recover in market value or be paid off as agreed. The Company intends to, and has the ability to, hold these securities to maturity.
HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. At September 30, 2019 and December 31, 2018, total unrealized losses on the asset-backed securities issued by others were $13,000 and $41,000 of the portfolio amortized cost of $408,000 and $482,000, respectively. At September 30, 2019 and December 31, 2018, HTM asset-backed securities issued by others with unrealized losses had average lives of 3.76 years and 3.01 years and average durations of 3.25 years and 2.33 years, respectively.

Credit Quality of Asset-Backed Securities and Agency Bonds
At September 30, 2019 and December 31, 2018, greater than 99% of the asset-backed securities and agency bond portfolio was rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency. At September 30, 2019 and December 31, 2018, AFS asset-backed securities issued by GSEs and U.S. Agencies had average lives of 3.61 years and 4.37 years and average durations of 3.30 years and 3.86 years and were guaranteed by their issuer as to credit risk, respectively. HTM asset-backed securities issued by GSEs and U.S. Agencies had average lives of 4.32 years and 4.88 years and average durations of 3.89 years and 4.25 years and were guaranteed by their issuer as to credit risk as of September 30, 2019 and December 31, 2018, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM securities at September 30, 2019 and December 31, 2018 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2019		December 31, 2018
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$219,534	AAA	$215,765
A	408	A	—
BB	—	BB	482
Total	$219,942	Total	$216,247

NOTE 3 – LOANS
Loans consist of the following:

	September 30, 2019				December 31, 2018
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	PCI	All other loans**	Total	% of Gross Loans
Commercial real estate	$1,732	$930,612	$932,344	65.86%	$1,785	$876,231	$878,016	65.18%
Residential first mortgages	451	163,276	163,727	11.57%	466	156,243	156,709	11.63%
Residential rentals	317	120,853	121,170	8.56%	897	123,401	124,298	9.23%
Construction and land development	—	30,774	30,774	2.17%	—	29,705	29,705	2.21%
Home equity and second mortgages	303	35,879	36,182	2.56%	72	35,489	35,561	2.64%
Commercial loans	—	69,179	69,179	4.89%	—	71,680	71,680	5.32%
Consumer loans	—	937	937	0.07%	—	751	751	0.06%
Commercial equipment	—	61,104	61,104	4.32%	—	50,202	50,202	3.73%
Gross loans	2,803	1,412,614	1,415,417	100.00%	3,220	1,343,702	1,346,922	100.00%
Net deferred costs	—	1,691	1,691	0.12%	—	1,183	1,183	0.09%
Total loans, net of deferred costs	$2,803	$1,414,305	$1,417,108		$3,220	$1,344,885	$1,348,105
Less: allowance for loan losses	—	(11,252)	(11,252)	(0.79)%	—	(10,976)	(10,976)	(0.81)%
Net loans	$2,803	$1,403,053	$1,405,856		$3,220	$1,333,909	$1,337,129
______________________________________
**   All other loans include acquired Non-PCI pools.
At September 30, 2019 and December 31, 2018, the Bank’s allowance for loan losses totaled $11.3 million and $11.0 million, or 0.79% and 0.81%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.
Net deferred loan costs of $1.7 million at September 30, 2019 included deferred fees paid by customers of $3.2 million offset by deferred costs of $4.9 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs.  Net deferred loan costs of $1.2 million at December 31, 2018 included deferred fees paid by customers of $3.1 million offset by deferred costs of $4.3 million.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland, Annapolis, Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At September 30, 2019 and December 31, 2018, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 8.4% and 5.9% of the CRE portfolio at September 30, 2019 and December 31, 2018, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.

Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Bank purchased residential first mortgages of $28.1 million and $11.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may limit the increases in interest rates on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $53.3 million or 3.8% of total gross loans of $1.4 billion at September 30, 2019 compared to $54.2 million or 4.0% of total gross loans of $1.3 billion at December 31, 2018.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1‑4 family units and apartments. As of September 30, 2019 and December 31, 2018, $91.6 million and $96.6 million, respectively, were 1‑4 family units and $29.6 million and $27.7 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $100.6 million or 7.1% of total gross loans of $1.4 billion at September 30, 2019 compared to $97.4 million or 7.2% of total gross loans of $1.3 billion at December 31, 2018.
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
Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage. Although residential real estate values have increased over the last several years, default risks remain heightened as the market value of residential property has not fully returned to pre-financial crisis levels.

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
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,256	10	$1,603	4	$11,859	14
Residential first mortgages	146	1	841	3	987	4
Residential rentals	—	—	956	5	956	5
Home equity and second mortgages	211	5	310	3	521	8
Commercial loans	822	2	—	—	822	2
Commercial equipment	280	5	8	2	288	7
	$11,715	23	$3,718	17	$15,433	40

	December 31, 2018
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$8,474	11	$6,158	6	$14,632	17
Residential first mortgages	146	1	1,228	4	1,374	5
Residential rentals	260	2	703	3	963	5
Home equity and second mortgages	147	2	—	—	147	2
Commercial loans	866	2	—	—	866	2
Commercial equipment	1,259	5	41	2	1,300	7
	$11,152	23	$8,130	15	$19,282	38

Non-accrual loans decreased $3.8 million from $19.3 million or 1.43% of total loans at December 31, 2018 to $15.4 million or 1.09% of total loans at September 30, 2019. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At September 30, 2019, non-accrual loans of $15.4 million included 40 loans, of which $12.9 million, or 84% represented 14 loans and 6 customer relationships. Non-accrual loans of $3.7 million (24%) were current with all payments of principal and interest with no impairment at September 30, 2019. Delinquent non-accrual loans were $11.7 million (76%) with specific reserves of $1.4 million at September 30, 2019.
At December 31, 2018, non-accrual loans of $19.3 million included 38 loans, of which $15.3 million, or 79% represented 13 loans and 4 customer relationships. During the year ended December 31, 2018, non-accrual loans increased $14.6 million primarily as a result of one well-secured classified relationship of $10.1 million that was placed on non-accrual during the second quarter of 2018. At December 31, 2018, there were $8.1 million (42%) of non-accrual loans current with all payments of principal and interest with no impairment and $11.2 million (58%) of delinquent non-accrual loans with a total of $978,000 specifically reserved.
Non-accrual loans included TDRs totaling $1.4 million and $29,000 at September 30, 2019 and December 31, 2018, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) increased $1.7 million from $12.2 million, or 0.91% of loans, at December 31, 2018 to $13.9 million, or 0.98% of loans, at September 30, 2019.
Non-accrual loans, which did not have a specific allowance for impairment, amounted to $9.8 million and $17.4 million at September 30, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at September 30, 2019 and December 31, 2018 was $209,000 and $456,000, respectively. Non-accrual loans with a specific allowance for impairment amounted to $5.6 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively. Interest due but not recognized on these balances at September 30, 2019 and December 31, 2018 was $302,000 and $81,000, respectively.
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
Past due and PCI loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$10,255	$10,255	$1,732	$920,357	$932,344
Residential first mortgages	—	—	146	146	451	163,130	163,727
Residential rentals	—	317	—	317	317	120,536	121,170
Construction and land dev.	—	—	—	—	—	30,774	30,774
Home equity and second mtg.	5	76	210	291	303	35,588	36,182
Commercial loans	1,807	3	819	2,629	—	66,550	69,179
Consumer loans	—	1	—	1	—	936	937
Commercial equipment	38	5	243	286	—	60,818	61,104
Total	$1,850	$402	$11,673	$13,925	$2,803	$1,398,689	$1,415,417

	December 31, 2018
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$677	$8,474	$9,151	$1,785	$867,080	$878,016
Residential first mortgages	—	66	146	212	466	156,031	156,709
Residential rentals	13	53	247	313	897	123,088	124,298
Construction and land dev.	—	—	—	—	—	29,705	29,705
Home equity and second mtg.	266	—	147	413	72	35,076	35,561
Commercial loans	—	—	866	866	—	70,814	71,680
Consumer loans	1	4	—	5	—	746	751
Commercial equipment	25	29	1,230	1,284	—	48,918	50,202
Total	$305	$829	$11,110	$12,244	$3,220	$1,331,458	$1,346,922

There were no loans greater than 90 days past due accruing interest at September 30, 2019 and December 31, 2018.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at September 30, 2019 and 2018 and at December 31, 2018 were as follows:

	September 30, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$21,159	$16,175	$4,799	$20,974	$444	$21,023	$183	$21,309	$591
Residential first mortgages	2,089	2,089	—	2,089	—	2,098	23	2,125	66
Residential rentals	956	956	—	956	—	961	14	977	44
Construction and land dev.	—	—	—	—	—	—	—	—	—
Home equity and second mtg.	588	577	—	577	—	580	5	579	21
Commercial loans	2,641	1,807	822	2,629	822	2,648	9	2,669	65
Commercial equipment	830	601	210	811	210	822	8	846	32
Total	$28,263	$22,205	$5,831	$28,036	$1,476	$28,132	$242	$28,505	$819

	September 30, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$26,588	$24,664	$1,561	$26,225	$174	$26,297	$340	$26,499	$763
Residential first mortgages	2,655	2,616	—	2,616	—	2,627	31	2,651	90
Residential rentals	1,431	1,377	—	1,377	—	1,382	11	1,400	47
Construction and land dev.	729	729	—	729	—	729	11	729	30
Home equity and second mtg.	298	293	—	293	—	300	4	304	10
Commercial loans	2,784	1,890	883	2,773	458	2,775	38	2,779	89
Consumer loans	1	—	1	1	1	1	—	1	—
Commercial equipment	1,577	1,132	402	1,534	377	1,546	3	1,588	33
Total	$36,063	$32,701	$2,847	$35,548	$1,010	$35,657	$438	$35,951	$1,062

	December 31, 2018
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$27,835	$24,515	$3,025	$27,540	$326	$27,833	$1,275
Residential first mortgages	2,527	2,527	—	2,527	—	2,573	126
Residential rentals	1,745	1,745	—	1,745	—	1,792	85
Construction and land dev.	729	729	—	729	—	729	45
Home equity and second mtg.	294	288	—	288	—	291	13
Commercial loans	2,762	1,888	863	2,751	700	2,804	118
Consumer loans	1	—	1		1	1	—
Commercial equipment	1,315	1,121	178	1,299	153	1,354	31
Total	$37,208	$32,813	$4,067	$36,880	$1,180	$37,377	$1,693
TDRs included in the impaired loan schedules above, as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,438	4	$5,612	7
Residential first mortgages	64	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	571	3	29	1
Total TDRs	$2,073	8	$6,705	13
Less: TDRs included in non-accrual loans	(1,418)	(2)	(29)	(1)
Total accrual TDR loans	$655	6	$6,676	12
TDRs decreased $4.6 million during the nine months ended September 30, 2019 due to principal paydowns and refinancing. One TDR of $25,000 was added during the nine months ended September 30, 2019. The Company fully-reserved three TDRs totaling $91,000 at September 30, 2019.
The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing, included three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses at and for the three and nine months ended September 30, 2019 and 2018, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category. There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an PCI allowance is required.

Three Months Ended	September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,009	$(144)	$—	$238	$7,103
Residential first mortgages	709	—	—	(80)	629
Residential rentals	458	—	—	(51)	407
Construction and land development	246	—	—	(52)	194
Home equity and second mortgages	131	—	1	(7)	125
Commercial loans	1,402	—	10	189	1,601
Consumer loans	9	—	—	(1)	8
Commercial equipment	954	—	17	214	1,185
	$10,918	$(144)	$28	$450	$11,252

Nine Months Ended	September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,882	$(148)	$15	$354	$7,103
Residential first mortgages	755	—	—	(126)	629
Residential rentals	498	(53)	46	(84)	407
Construction and land development	310	(329)	—	213	194
Home equity and second mortgages	133	—	5	(13)	125
Commercial loans	1,482	—	20	99	1,601
Consumer loans	6	(4)	2	4	8
Commercial equipment	910	(685)	82	878	1,185
	$10,976	$(1,219)	$170	$1,325	$11,252

Three Months Ended	September 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,563	$(32)	$2	$179	$6,712
Residential first mortgages	737	(2)	—	(44)	691
Residential rentals	469	(54)	—	170	585
Construction and land development	498	—	—	(203)	295
Home equity and second mortgages	104	—	2	71	177
Commercial loans	1,203	2	176	(167)	1,214
Consumer loans	7	(1)	—	(1)	5
Commercial equipment	1,144	(132)	13	35	1,060
	$10,725	$(219)	$193	$40	$10,739

Nine Months Ended	September 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,451	$(268)	$8	$521	$6,712
Residential first mortgages	1,144	(115)	—	(338)	691
Residential rentals	512	(54)	—	127	585
Construction and land development	462	—	—	(167)	295
Home equity and second mortgages	162	(7)	16	6	177
Commercial loans	1,013	(86)	176	111	1,214
Consumer loans	7	(2)	—	—	5
Commercial equipment	764	(431)	47	680	1,060
	$10,515	$(963)	$247	$940	$10,739

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2019 and 2018 and December 31, 2018.

	September 30, 2019				December 31, 2018				September 30, 2018
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$20,974	$909,638	$1,732	$932,344	$27,540	$848,691	$1,785	$878,016	$26,225	$820,257	$1,463	$847,945
Residential first mortgages	2,089	161,187	451	163,727	2,527	153,716	466	156,709	2,616	153,481	468	156,565
Residential rentals	956	119,897	317	121,170	1,745	121,656	897	124,298	1,377	122,745	1,261	125,383
Construction and land development	—	30,774	—	30,774	729	28,976	—	29,705	729	28,059	—	28,788
Home equity and second mortgages	577	35,302	303	36,182	288	35,201	72	35,561	293	35,748	319	36,360
Commercial loans	2,629	66,550	—	69,179	2,751	68,929	—	71,680	2,773	59,310	—	62,083
Consumer loans	—	937	—	937	1	750	—	751	1	729	—	730
Commercial equipment	811	60,293	—	61,104	1,299	48,903	—	50,202	1,534	48,349	—	49,883
	$28,036	$1,384,578	$2,803	$1,415,417	$36,880	$1,306,822	$3,220	$1,346,922	$35,548	$1,268,678	$3,511	$1,307,737
Allowance for loan losses:
Commercial real estate	$444	$6,659	$—	$7,103	$326	$6,556	$—	$6,882	$174	$6,538	$—	$6,712
Residential first mortgages	—	629	—	629	—	755	—	755	—	691	—	691
Residential rentals	—	407	—	407	—	498	—	498	—	585	—	585
Construction and land development	—	194	—	194	—	310	—	310	—	295	—	295
Home equity and second mortgages	—	125	—	125	—	133	—	133	—	177	—	177
Commercial loans	822	779	—	1,601	700	782	—	1,482	458	756	—	1,214
Consumer loans	—	8	—	8	1	5	—	6	1	4	—	5
Commercial equipment	210	975	—	1,185	153	757	—	910	377	683	—	1,060
	$1,476	$9,776	$—	$11,252	$1,180	$9,796	$—	$10,976	$1,010	$9,729	$—	$10,739

Credit Quality Indicators
Credit quality indicators as of September 30, 2019 and December 31, 2018 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Unrated	$103,996	$112,280	$1,654	$2,172	$39,187	$37,478
Pass	806,267	741,037	29,120	26,805	81,317	85,551
Special mention	—	—	—	—	—	—
Substandard	22,081	24,699	—	728	666	1,269
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$932,344	$878,016	$30,774	$29,705	$121,170	$124,298

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Unrated	$17,792	$19,157	$24,390	$15,373	$187,019	$186,460
Pass	48,758	49,828	36,504	33,685	1,001,966	936,906
Special mention	—	—	—	—	—	—
Substandard	2,629	2,695	210	1,144	25,586	30,535
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$69,179	$71,680	$61,104	$50,202	$1,214,571	$1,153,901

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Unrated	$157,831	$146,889	$344,850	$333,349
Pass	41,630	44,441	1,043,596	981,347
Special mention	—	—	—	—
Substandard	1,385	1,691	26,971	32,226
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$200,846	$193,021	$1,415,417	$1,346,922
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2019	12/31/2018	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Performing	$163,581	$156,563	$35,972	$35,414	$937	$751
Nonperforming	146	146	210	147	—	—
Total	$163,727	$156,709	$36,182	$35,561	$937	$751
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
Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $3.4 million and a carrying value of $2.8 million at September 30, 2019. The carrying value of PCI loans represented 0.15% of total assets at September 30, 2019. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
(dollars in thousands)	2019	2018	2019	2018	December 31, 2018
Accretable yield, beginning of period	$779	$401	$734	$—	$—
Additions	—	—	—	517	517
Accretion	(124)	(54)	(246)	(170)	(230)
Reclassification from (to) nonaccretable difference	—	—	156	—	134
Other changes, net	—	—	11	—	313
Accretable yield, end of period	$655	$347	$655	$347	$734
At September 30, 2019 performing acquired loans, which totaled $82.6 million, included a $1.3 million net acquisition accounting fair market value adjustment, representing a 1.61% discount; and PCI loans which totaled $2.8 million, included a $597,000 adjustment, representing a 17.56% discount. At December 31, 2018 acquired performing loans, which totaled $103.7 million, included a $1.9 million net acquisition accounting fair market value adjustment, representing a 1.76% discount; and PCI loans which totaled $3.2 million, included a $696,000 adjustment, representing a 17.77% discount.
During the three months ended September 30, 2019 and 2018 there was $242,000 and $161,000, respectively, of accretion interest. During the nine months ended September 30, 2019 and 2018 there was $624,000 and $635,000, respectively of accretion interest.

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2019 which resulted in a reclassification of $156,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of September 30, 2019 and December 31, 2018:

BY ACQUIRED AND NON-ACQUIRED	September 30, 2019%		December 31, 2018%
Acquired loans - performing	$82,629	5.84%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,803	0.20%	3,220	0.24%
Total acquired loans	85,432	6.04%	106,887	7.94%
Non-acquired loans**	1,329,985	93.96%	1,240,035	92.06%
Gross loans	1,415,417		1,346,922
Net deferred costs (fees)	1,691	0.12%	1,183	0.09%
Total loans, net of deferred costs	$1,417,108		$1,348,105
______________________________
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2019	As of December 31, 2018
Goodwill	$10,835	$10,835

	As of September 30, 2019			As of December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Core deposit intangible	$3,590	$(1,309)	$2,281	$3,590	$(784)	$2,806
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2019 is as follows:

(dollars in thousands)
Remainder of 2019	$163
2020	591
2021	495
2022	398
2023	302
Thereafter	332
$2,281

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

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2019	2018	2018
Balance at beginning of year	$8,111	$9,341	$9,341
Additions of underlying property	3,266	282	307
Disposals of underlying property	(416)	(991)	(1,005)
Valuation allowance	(766)	(425)	(532)
Balance at end of period	$10,195	$8,207	$8,111
During the nine months ended September 30, 2019 and 2018, OREO additions were $3.3 million and $282,000, respectively. During the nine months ended September 30, 2019 additions of $3.3 million were for commercial real estate acquired at foreclosure on a $3.8 classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. During the nine months ended September 30, 2018, additions of $282,000 were for $139,000 of capitalized costs to improve a residential development project and $143,000 for commercial real estate.
During the nine months ended September 30, 2019, the Company recognized net gains of $188,000 on disposals of $416,000 for multiple residential lots of $65,000, a commercial building of $316,000 and commercial equipment of $35,000.  In connection with the sale of the commercial building, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610‑20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. During the nine months ended September 30, 2018, the Company recognized net losses of $8,000 on disposals of $991,000 for multiple residential lots of $188,000, a commercial building of $476,000 and a commercial lot of $327,000.
During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate.  The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.
The Company had $227,000 of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2019. There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2018.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Valuation allowance	$766	$425
(Gains) losses on dispositions	(188)	8
Operating expenses	173	83
	$751	$516

NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	September 30, 2019		December 31, 2018
	Balance	%	Balance	%
Noninterest-bearing demand	$243,425	15.60%	$209,378	14.65%
Interest-bearing:
Demand	539,512	34.59%	437,170	30.57%
Money market deposits	274,743	17.61%	266,160	18.62%
Savings	67,544	4.33%	69,892	4.89%
Certificates of deposit	434,736	27.87%	447,029	31.27%
Total interest-bearing	1,316,535	84.40%	1,220,251	85.35%
Total Deposits	$1,559,960	100.00%	$1,429,629	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at September 30, 2019 and December 31, 2018 was $88.8 million and $117.2 million, respectively.
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At September 30, 2019, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $320.3 million which represented 20.50% of total deposits. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits. The reported concentrations at September 30, 2019 and December 31, 2018 were with local municipal agencies.
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
At September 30, 2019, the Company had lease liabilities totaling $8.6 million and right of use assets totaling $8.5 million related to these leases. Remaining lease terms range from 3 months to 25 years.  The right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.
For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 18.9 years and the weighted average discount rate used in the measurement of operating leases was 3.49%. Operating lease cost for the nine months ended September 30, 2019 was $640,000 and cash paid for amounts included in the measurement of lease liabilities was $549,000. Rent expense for the nine months ended September 30, 2018, prior to the adoption of ASU 2016-2, was $701,000 which included $166,000 for acquired operating leases for facilities from the County First acquisition. All County First operating leases expired on or before December 31, 2018.

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
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2019

Lease payments due:
Within one year	$707
After one but within two years	696
After two but within three years	599
After three but within four years	610
After four but within five years	618
After five years	8,930
Total undiscounted cash flows	$12,160
Discount on cash flows	3,553
Total lease liability	$8,607
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
NOTE 10 – REGULATORY CAPITAL
On April 18, 2016, the Bank’s primary regulator became the FDIC, subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. The Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.
On January 1, 2015, the Company and Bank became subject to the new Basel III Capital Rules with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, which was fully phased-in on January 1, 2019. In July 2013, the final rules were published (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as Basel III for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.
The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
As of September 30, 2019 and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Common equity		$167,409	$154,482	$198,938	$185,073
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,653)	(2,034)	(1,653)	(2,034)
AOCI (gains) losses		(1,715)	1,847	(1,715)	1,847
Common Equity Tier 1 Capital		153,206	143,460	184,735	174,051
TRUPs		12,000	12,000	—	—
Tier 1 Capital		165,206	155,460	184,735	174,051
Allowable reserve for credit losses and other Tier 2 adjustments		11,303	11,027	11,303	11,027
Subordinated notes		23,000	23,000	—	—
Tier 2 Capital		$199,509	$189,487	$196,038	$185,078
Risk-Weighted Assets ("RWA")		$1,479,901	$1,384,807	$1,478,474	$1,383,048
Average Assets ("AA")		$1,740,743	$1,635,594	$1,738,619	$1,632,846
2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	10.35%	10.36%	12.49%	12.58%
Tier 1 Capital to RWA	8.50	11.16	11.23	12.49	12.58
Tier 2 Capital to RWA	10.50	13.48	13.68	13.26	13.38
Tier 1 Capital to AA (Leverage) (2)	n/a	9.49	9.50	10.63	10.66
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 in the fair value hierarchy during the three months ending September 30, 2019.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2019 and December 31, 2018, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$108,194	$—	$108,194	$—
MBS	11,792	—	11,792	—
U.S. Agency	11,302	—	11,302	—
Total available for sale securities	$131,288	$—	$131,288	$—
Equity securities carried at fair value through income
CRA investment fund	$4,665	$—	$4,665	$—

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$100,740	$—	100,740	$—
MBS	7,361	—	7,361	—
U.S. Agency	11,875	—	11,875	—
Total available for sale securities	$119,976	$—	$119,976	$—
Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$4,428	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 were included in the tables below.

(dollars in thousands)	September 30, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,355	$—	$—	$4,355
Other real estate owned	$10,195	$—	$—	$10,195

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,699	$—	$—	$2,699
Commercial loans	163	—	—	163
Commercial equipment	25	—	—	25
Total loans with impairment	$2,887	$—	$—	$2,887
Other real estate owned	$8,111	$—	$—	$8,111
Loans with impairment had unpaid principal balances of $5.8 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2019 and December 31, 2018.

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

(dollars in thousands)
Description of Asset
Loans with impairment	$4,355	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (25%)

Other real estate owned	$10,195	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (16%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

(dollars in thousands)
Description of Asset
Loans with impairment	$2,887	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (29%)

Other real estate owned	$8,111	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)
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

The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$131,288	$131,288	$—	$131,288	$—
Investment securities - HTM	88,654	90,035	1,494	88,541	—
Equity securities carried at fair value through income	4,665	4,665	—	4,665
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	4,510	4,510	—	4,510	—
Net loans receivable	1,405,856	1,383,237	—	—	1,383,237
Accrued Interest Receivable	5,213	5,213	—	5,213	—
Investment in BOLI	36,958	36,958	—	36,958	—

Liabilities
Savings, NOW and money market accounts	$1,125,224	1,125,224	$—	$1,125,224	$—
Time deposits	434,736	437,289	—	437,289	—
Short-term borrowings	15,000	15,033	—	15,033	—
Long-term debt	55,387	55,708	—	55,708	—
TRUPs	12,000	10,362	—	10,362	—
Subordinated notes	23,000	23,068	—	23,068	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2018 Form 10‑K for the fair value methodologies used as of December 31, 2018:

December 31, 2018	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$119,976	$119,976	$—	$119,976	$—
Investment securities - HTM	96,271	93,745	999	92,746	—
Equity securities carried at fair value through income	4,428	4,428		4,428	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,821	3,821	—	3,821	—
Net loans receivable	1,337,129	1,298,465	—	—	1,298,465
Accrued Interest Receivable	4,957	4,957	—	4,957	—
Investment in BOLI	36,295	36,295	—	36,295	—

Liabilities
Savings, NOW and money market accounts	$982,600	982,600	$—	$982,600	$—
Time deposits	447,029	446,683	—	446,683	—
Short-term borrowings	35,000	35,016	—	35,016	—
Long-term debt	20,436	20,568	—	20,568	—
TRUPs	12,000	10,924	—	10,924	—
Subordinated notes	23,000	23,085	—	23,085	—

At September 30, 2019 and December 31, 2018, the Company had outstanding loan commitments and standby letters of credit of $71.0 million and $47.3 million, respectively, and $18.7 million and $21.2 million, respectively. Additionally, at September 30, 2019 and December 31, 2018, customers had $228.3 million and $211.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income for the three and nine months ended September 30, 2019 and 2018. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and nine months ended September 30, 2019 and 2018. Reclassification adjustments are recorded in non-interest income.

(dollars in thousands)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$926	$255	$671	$(622)	$(171)	$(451)
Reclassification adjustments	—	—	—	—	—	—
Other comprehensive income (loss)	$926	$255	$671	$(622)	$(171)	$(451)

(dollars in thousands)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$4,915	$1,353	$3,562	$(1,989)	$(547)	$(1,442)
Reclassification adjustments	—	—	—	—	—	—
Other comprehensive income (loss)	$4,915	$1,353	$3,562	$(1,989)	$(547)	$(1,442)
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$1,044	$(2,182)	$(1,847)	$(1,191)
Other comprehensive gains (losses), net of tax before reclassifications	671	(451)	3,562	(1,442)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive income (loss)	671	(451)	3,562	(1,442)
End of period	$1,715	$(2,633)	$1,715	$(2,633)
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

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$3,693	$3,858	$11,197	$7,414

Average number of common shares outstanding	5,560,878	5,551,184	5,559,622	5,550,020
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	5,560,878	5,551,184	5,559,622	5,550,020

Earnings Per Common Share
Basic	$0.66	$0.70	$2.01	$1.34
Diluted	$0.66	$0.70	$2.01	$1.34
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax expense	$1,716	$1,606	$4,746	$3,065
Deferred income tax expense (benefit)	(319)	(165)	(639)	(263)
Income tax expense as reported	$1,397	$1,441	$4,107	$2,802

Effective tax rate	27.4%	27.2%	26.8%	27.4%
Net deferred tax assets totaled $6.0 million at September 30, 2019 and $6.7 million at December 31, 2018. No valuation allowance for deferred tax assets was recorded at September 30, 2019 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The effective income tax rates differed from the statutory federal and state income tax rates during 2019 and 2018, respectively, primarily due to the effect of merger related expenses, tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.
NOTE 16 - STOCK-BASED COMPENSATION
The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2015, the 2015 Equity Compensation Plan (the “Plan”) was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule and the probability of achieving goals specified at the time of the grant. The Plan replaced the 2005 Equity Compensation Plan.
Stock-based compensation expense totaled $63,000 and $232,000, respectively, for the three and nine months ended September 30, 2019 and $110,000 and $349,000, respectively, for the three and nine months ended September 30, 2018. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of September 30, 2019, and December 31, 2018, unrecognized stock compensation expense was $300,000 and $430,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at September 30, 2019 and December 31, 2018, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76
Granted	3,584	30.00
Vested	(16,245)	24.21
Cancelled	—	—
Nonvested at September 30, 2019	12,812	$26.72

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	32,809	$22.61
Granted	10,662	36.43
Vested	(17,607)	21.85
Cancelled	(391)	27.69
Nonvested at December 31, 2018	25,473	$28.76

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

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, the valuation of OREO and the valuation of deferred tax assets to be critical accounting policies.
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
Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
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
Management uses a risk scale to assign grades to commercial loan relationships, which include commercial real estate, residential rentals, construction and land development, commercial operations and commercial equipment. Commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. These loans are unrated unless they are part of a larger commercial relationship that requires grading or have impairment quantified because of an event (e.g., TDRs or nonperforming loans).
The Company’s commercial loan portfolio is periodically reviewed by regulators and independent consultants engaged by management.
In establishing the general component of the allowance, management analyzes unimpaired loans in the portfolio including changes in the amount and type of loans. This analysis considers trends by portfolio segment in charge-offs, delinquency, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative assessments include the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends. Based upon this analysis a loss factor is applied to each loan category and the Bank adjusts the loan loss allowance by increasing or decreasing the provision for loan losses.

Management has significant discretion in making the judgments inherent in the determination of the allowance for loan losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions. At September 30, 2019 and December 31, 2018, the allowance for loan losses was $11.3 million and $11.0 million, respectively, or 0.79% and 0.81% respectively, of total loans. An increase or decrease in the allowance could result in a charge or credit to income before income taxes that materially impacts earnings.
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
The economy continued to grow in 2018 with annual GDP growth during 2018 in excess of 2.9%. During the first quarter of 2019, there was concern that a reduction in stock value experienced in the last quarter of 2018 could impact consumer spending in 2019. Consumer spending rebounded during the second and third quarters of 2019 along with the stock market. During the last two years, consumer confidence has increased due to positive economic trends such as lower unemployment, increased housing activity and solid performance in the financial markets. The U.S unemployment rate fell to 3.5% in September 2019, representing a 50-year low. Both unemployment and consumer spending trends for the first nine months of 2019 were favorable.
However, economic data may worsen due to the inverted yield curve, trade-war issues with China or other global issues (e.g., Brexit, Syria), political turmoil in Washington as well as public policy uncertainty in a Presidential election-year. Federal Reserve economic survey data through the third quarter of 2019 seems to point to increasing business concerns around public policy. In addition, surveys in September 2019 indicated that consumers are becoming increasingly concerned with the impact of trade policies on the economy.
Income growth for the 2019-2020 time-period may remain strong because of low unemployment and increasing workforce participation. The Mid-Atlantic region continued to experience improved regional economic performance. In the Bank’s footprint residential housing demand was stable during 2018 with home prices up between 3.5% to 5.0% compared to the prior year. If Federal Reserve rate cuts steepen the yield curve, the Company's net interest margin could be positively impacted.
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
The impact of government shutdowns or sequestration is more acutely felt in the Bank’s footprint than in the rest of the country. In addition to the temporary economic impact to government employees, the Bank’s business customers, which include government contractors that directly support the federal government and small businesses that indirectly support the government and its employees, can be impacted with permanent losses of revenue. A prolonged shutdown or a lack of confidence in the federal government’s ability to fund its operations could impact spending and investments in the Company’s footprint.
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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND NINE MONTHS ENDED
Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE
This 10‑Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs. These expenses are not considered part of recurring operations, such as “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income (as reported)	$3,693	$3,858	$11,197	$7,414
Merger and acquisition costs (net of tax)	—	8	—	2,689
Non-GAAP operating net income	$3,693	$3,866	$11,197	$10,103

Income before income taxes (as reported)	$5,090	$5,299	$15,304	$10,216
Merger and acquisition costs ("M&A")	—	11	—	3,620
Adjusted pretax income	5,090	5,310	15,304	13,836
Income tax expense	1,397	1,444	4,107	3,733
Non-GAAP operating net income	$3,693	$3,866	$11,197	$10,103

GAAP diluted earnings per share ("EPS")	$0.66	$0.70	$2.01	$1.34
Non-GAAP operating diluted EPS before M&A	$0.66	$0.70	$2.01	$1.82

GAAP return on average assets ("ROAA")	0.84%	0.96%	0.87%	0.62%
Non-GAAP operating ROAA before M&A	0.84%	0.96%	0.87%	0.85%

GAAP return on average common equity ("ROACE")	8.86%	10.29%	9.22%	6.68%
Non-GAAP operating ROACE before M&A	8.86%	10.31%	9.22%	9.10%

Net income (as reported)	$3,693	$3,858	$11,197	$7,414
Weighted average common shares outstanding	5,560,878	5,551,184	5,559,622	5,550,020
Average assets	$1,755,022	$1,606,853	$1,725,339	$1,589,438
Average equity	$166,695	$150,013	$161,873	$148,022

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Reconciliation of US GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
This 10‑Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018	September 30, 2018
Total assets	$1,855,732	$1,689,227	$1,676,409
Less: intangible assets
Goodwill	10,835	10,835	10,708
Core deposit intangible	2,281	2,806	2,993
Total intangible assets	13,116	13,641	13,701
Tangible assets	$1,842,616	$1,675,586	$1,662,708

Total common equity	$167,409	$154,482	$150,148
Less: intangible assets	13,116	13,641	13,701
Tangible common equity	$154,293	$140,841	$136,447

Common shares outstanding at end of period	5,583,492	5,577,559	5,575,024

GAAP common equity to assets	9.02%	9.15%	8.96%
Non-GAAP tangible common equity to tangible assets	8.37%	8.41%	8.21%

GAAP common book value per share	$29.98	$27.70	$26.93
Non-GAAP tangible common book value per share	$27.63	$25.25	$24.47

SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018. You should read this table together with our consolidated financial statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
KEY OPERATING RATIOS
Return on average assets	0.84%	0.96%	0.87%	0.62%
Return on average common equity	8.86	10.29	9.22	6.68
Average total equity to average total assets	9.50	9.34	9.38	9.31
Interest rate spread	3.07	3.22	3.07	3.26
Net interest margin	3.33	3.43	3.32	3.46
Cost of funds	1.21	1.03	1.24	0.94
Cost of deposits	1.05	0.84	1.07	0.74
Cost of debt	3.54	3.68	3.72	3.06
Efficiency ratio	62.48	61.40	61.66	72.83
Non-interest expense to average assets	2.10	2.11	2.07	2.51
Net operating expense to average assets	1.82	1.85	1.79	2.26
Avg. int-earning assets to avg. int-bearing liabilities	122.24	121.38	121.31	121.23
Net charge-offs to average loans	0.03	0.01	0.10	0.07
COMMON SHARE DATA
Basic net income per common share	$0.66	$0.70	$2.01	$1.34
Diluted net income per common share	0.66	0.70	2.01	1.34
Cash dividends paid per common share	0.125	0.10	0.38	0.30
Weighted average common shares outstanding:
Basic	5,560,878	5,551,184	5,559,622	5,550,020
Diluted	5,560,878	5,551,184	5,559,622	5,550,020

SELECTED FINANCIAL INFORMATION AND RATIOS (Continued)

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,855,732	$1,689,227	$166,505	9.9%
Gross loans	1,415,417	1,346,922	68,495	5.1
Classified Assets	37,166	40,819	(3,653)	(8.9)
Allowance for loan losses	11,252	10,976	276	2.5

Past due loans - 31 to 89 days	2,252	1,134	1,118	98.6
Past due loans >=90 days	11,673	11,110	563	5.1
Total past due (delinquency) loans	13,925	12,244	1,681	13.7

Non-accrual loans (a)	15,433	19,282	(3,849)	(20.0)
Accruing troubled debt restructures (TDRs) (b)	655	6,676	(6,021)	(90.2)
Other real estate owned (OREO)	10,195	8,111	2,084	25.7
Non-accrual loans, OREO and TDRs	$26,283	$34,069	$(7,786)	(22.9)%
ASSET QUALITY RATIOS
Classified assets to total assets	2.00%	2.42%
Classified assets to risk-based capital	18.63	21.54
Allowance for loan losses to total loans	0.79	0.81
Allowance for loan losses to non-accrual loans	72.91	56.92
Past due loans - 31 to 89 days to total loans	0.16	0.08
Past due loans >=90 days to total loans	0.82	0.82
Total past due (delinquency) to total loans	0.98	0.91
Non-accrual loans to total loans	1.09	1.43
Non-accrual loans and TDRs to total loans	1.14	1.93
Non-accrual loans and OREO to total assets	1.38	1.62
Non-accrual loans, OREO and TDRs to total assets	1.42	2.02
COMMON SHARE DATA
Book value per common share	$29.98	$27.70
Tangible book value per common share**	27.63	25.25
Common shares outstanding at end of period	5,583,492	5,577,559
OTHER DATA
Full-time equivalent employees	198	189
Branches (c)	12	12
Loan Production Offices	5	5
CAPITAL RATIOS
Tier 1 capital to average assets	9.49%	9.50%
Tier 1 common capital to risk-weighted assets	10.35	10.36
Tier 1 capital to risk-weighted assets	11.16	11.23
Total risk-based capital to risk-weighted assets	13.48	13.68
Common equity to assets	9.02	9.15
Tangible common equity to tangible assets	8.37	8.41
_______________________________________

**	Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

(a)
Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)
At September 30, 2019 and December 31, 2018, the Bank had total TDRs of $2.1 million and $6.7 million, respectively, with $1.4 million and $29,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

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
During 2018 and 2019, the Bank increased assets through organic deposit and loan growth as well as its first acquisition of County First Bank (“County First”) in January 2018. Our ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our business model is customer-focused, utilizing relationship teams that provide customers with specific banker contacts and a support team to address product and service demands. Our structure provides a consistent and superior level of professional service. Excelling at customer service is a critical part of our culture. The Bank focuses business generation efforts on commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. The Bank’s marketing targets transactional deposit accounts, which are all deposit accounts other than certificates of deposit. Increases in transaction deposit accounts lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings. Although we believe that this strategy will increase financial performance over time, increasing the balances of certain products, such as commercial lending and transaction accounts, may also increase the Bank’s noninterest expense. We recognize that certain lending and deposit products increase the possibility of losses from credit and other risks.
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
On January 1, 2018, the Company completed its merger of County First with and into the Bank, with the Bank as the surviving bank (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2017, by and among the Company, the Bank and County First. The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share closing price of the Company’s common stock, the transaction value was $37.7 million. Just prior to the acquisition on December 31, 2017, County First had total assets of $226.7 million, total net loans of $142.4 million and total deposits of $199.2 million. Approximately $160 million of the acquired deposits were stable low-cost transaction accounts. The closing of four of the five acquired branches in the spring of 2018 positively impacted the Company’s operating expense run rate in the second half of 2018.
For additional information regarding the Company’s business combination and goodwill policies as well as purchase accounting of the acquisition, refer to Notes 1 and 2 of the Consolidated Financial Statements as presented in the Company’s Form 10‑K for the year ended December 31, 2018.

2019 Operations Summary - Three and Nine Months Ended September 30, 2019
During the nine months ended September 30, 2019, the Bank stabilized net interest margin, controlled expenses, continued to organically grow loans and improved credit quality. Net income for the nine months ended September 30, 2019 was $11.2 million or $2.01 per diluted share compared to net income of $7.4 million or $1.34 per diluted share for the nine months ended September 30, 2018. The first nine months results in 2018 included merger and acquisition costs net of tax of $2.7 million. Merger and acquisition costs did not impact earnings per share for the nine months ended September 30, 2019. The impact of merger and acquisition costs resulted in a reduction to 2018 year to date earnings per share of approximately $0.48. The Company’s ROAA and ROACE were 0.87% and 9.22% for the nine months ended September 30, 2019 compared to 0.62% and 6.68% for the comparable period of 2018. Improved earnings in 2019, were the result of a change in the funding composition of the Bank’s interest-bearing liabilities, the control of operating costs, and organic loan growth partially offset by decreasing margins.
For the three months ended September 30, 2019, net income, diluted earnings per share, ROAA and ROACE were $3.7 million, $0.66, 0.84% and 8.86%, respectively. For the quarter ended June 30, 2019, net income, diluted earnings per share, ROAA and ROACE were $3.6 million, $0.65, 0.84% and 8.99%, respectively. The slight increase in earnings compared to the prior quarter was primarily the result of increased net interest income from a stable net interest margin and interest-earning asset growth. The increase in net interest income was partially offset by increases to the loan loss provision and noninterest expense.
An inverted yield curve as well as strong competition, contributed to net interest margin contraction in the second half of 2018 and the first quarter of 2019. Net interest margin stabilized in the second and third quarters of 2019. We continue to evaluate loan opportunities in light of marginal and total funding costs. Net interest margins should be positively impacted if Federal Reserve rate cuts steepen the yield curve.
The second and third quarters of 2019 were highlighted with a stable net interest margin of 3.33% as funding costs declined at a faster rate than asset yields. In the shorter run the Bank's slight liability sensitivity helped stabilize margins. Net interest income increased $266,000 from $13.3 million for the three months ended June 30, 2019 compared to $13.5 million in the third quarter of 2019. Third quarter 2019 loan yields and overall interest-earning asset yields decreased three and four basis points to 4.80% and 4.50%, respectively, compared to 4.83% and 4.54%, respectively, for the three months ended June 30, 2019. The Bank’s cost of funds decreased six points to 1.21% in the third quarter of 2019 from 1.27% in the second quarter of 2019. The third quarter stable net interest margin resulted in increased net interest income from interest-earning asset growth. Average loans increased $22.7 million from $1,354.5 million in the second quarter of 2019 to $1,377.2 million in the third quarter of 2019. The Company projects overall loan growth for 2019 between 5%-7%.
The Company improved on-balance sheet liquidity over the last 18 months. Our loan to deposit ratio decreased from 103.1% at December 31, 2017 to 90.1% at September 30, 2019. At the same time, wholesale funding, which includes brokered deposits and Federal Home Loan Bank advances, decreased from $261.9 million or 18.6% of assets at December 31, 2017 to $91.5 million or 4.9% of assets at September 30, 2019. Increased liquidity provides more opportunities to lower our funding costs over time. Management is optimistic that fourth quarter 2019 net interest margins could remain stable because of the balance sheet's liability-sensitivity. During the third quarter of 2019, the cost of funds decreased at a slightly higher pace than asset repricing. However, the Bank's increased balance sheet liquidity from deposit growth during the third quarter of 2019 could negatively impact margins in the short run. The Company is working on deploying the increased balance sheet liquidity into higher interest-earning assets, running-off higher cost deposit funding as well as selling seasonal deposit funding for fee income.
We are pleased with progress in decreasing nonperforming assets in 2019. Overall nonperforming assets have decreased $7.8 million from $34.1 million at December 31, 2018 to $26.3 million at September 30, 2019. Non-accrual loans, OREO and TDRs to total assets decreased 60 basis points to 1.42% at September 30, 2019 compared to 2.02% at December 31, 2018. OREO expenses were slightly elevated during the second and third quarters related to a contract of $1.8 million on a commercial building. The sale is expected to settle in the fourth quarter of this year.
Management remains committed to controlling expenses. The nine months ended September 30, 2019 efficiency ratio and net operating expense to average assets were 61.66% and 1.79%, respectively, compared to 72.83% and 2.26% respectively, for the nine months ended September 30, 2018. The first six months of 2018 were impacted by merger and acquisition costs related to the County First acquisition.

Noninterest expense of $9.2 million for the three months ended September 30, 2019 increased $108,000 compared to $9.1 million in the prior quarter. During the third quarter of 2019, compensation and benefits increased approximately $225,000 from the prior quarter due to unanticipated health insurance claims. The Company reached several self-insurance limits at September 30, 2019 for the 2019 calendar year and as a result claims are expected to moderate during the fourth quarter of 2019. In addition, bonus accruals increased $195,000 from the prior quarter based on the Company's progress towards meeting year-end incentive goals. Compensation and benefits are expected to increase between two and four percent in 2019 compared to 2018. The higher range is based on the Company meeting incentive plan targets.
The third quarter 2019 increase above the projected $8.8 million run rate was primarily due to higher health insurance claims, higher than average OREO valuation allowances and professional fees. The Company’s quarterly expense run rate is expected to range between $8.8 and $9.0 million for the fourth quarter of 2019. The increase over the previous quarter's projected $8.8 million run rate is due to anticipated increases in bonus accruals during the fourth quarter of 2019.
The Company took an expected FDIC insurance credit of $172,000 in the third quarter of 2019 that offset the third quarter accrued FDIC expense.
In the third quarter of 2019, the efficiency ratio and net operating expense to average assets were 62.48% and 1.82%, respectively. These ratios were impacted by higher than anticipated OREO charges. OREO charges contributed 1.6% and .05% to these ratios. In the second quarter of 2019, the efficiency ratio and net operating expense to average assets were 62.82% and 1.83%, respectively.
The Company has successfully integrated the County First acquisition into its existing franchise. The Company's organic asset growth was 9.9% for the nine months ended September 30, 2019. There have been several recently announced bank acquisitions in the Bank's market area. We believe current market disruptions will provide opportunities for continued organic growth.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Earnings Summary
The Company reported net income for the three months ended September 30, 2019 of $3.7 million or diluted earnings per share of $0.66 compared to net income of $3.9 million or $0.70 per diluted share for the three months ended September 30, 2018. There were no merger and acquisition costs for the three months ended September 30, 2019 and no impact to earnings per share. The Company’s ROAA and ROACE were 0.84% and 8.86% for the three months ended September 30, 2019 compared to 0.96% and 10.29% in September 30, 2018.
The $165,000 decrease to net income in the third quarter of 2019 compared to the same quarter in 2018 was due to increased noninterest expense and provision for loan losses, partially offset by increased net interest income and noninterest income. Decreases to net income were partially offset by decreased income tax expense of $44,000 for the comparable periods.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Interest and dividend income	$18,259	$16,484	$1,775	10.8%
Interest expense	4,734	3,723	1,011	27.2%
Net interest income	13,525	12,761	764	6.0%
Provision for loan losses	450	40	410	1,025.0%
Noninterest income	1,239	1,070	169	15.8%
Noninterest expense	9,224	8,492	732	8.6%
Income before income taxes	5,090	5,299	(209)	(3.9)%
Income tax expense	1,397	1,441	(44)	(3.1)%
Net income	$3,693	$3,858	$(165)	(4.3)%
GAAP net income and operating net income for the third quarter of 2019 was the same. GAAP net income was $8,000 lower than operating net income for the third quarter of 2018 due to merger and acquisition costs (see reconciliation of non-GAAP measures).
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
Net interest income totaled $13.5 million for the three months ended September 30, 2019, which represents a $764,000 or 6.0% increase from $12.8 million for the three months ended September 30, 2018. As a result of organic growth, average total earning assets increased $135.7 million, or 9.1% for the three months ended September 30, 2019 to $1,623.6 million compared to $1,487.9 million for the three months ended September 30, 2018. The increase in average total earning assets for the three months ended September 30, 2019 from the comparable quarter in 2018, resulted primarily from a $97.9 million, or 7.7%, increase in average loans, and a $37.8 million, or 18.1%, increase in average investments. Interest income increased $1.8 million for the three months ended September 30, 2019 compared to the third quarter of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $1.4 million and higher interest yields accounting for $336,000.

Average total interest-bearing liabilities increased $102.4 million, or 8.4%, for the three months ended September 30, 2019 to $1,328.2 million compared to $1,225.8 million for the three months ended September 30, 2018. During the same time, average noninterest-bearing demand deposits increased $19.4 million, or 8.9%, to $236.0 million compared to $216.6 million. Interest expense increased $1.0 million for the three months ended September 30, 2019 compared to the third quarter of 2018. Higher interest rates accounted for $748,000 of the increase in interest expense and increases in the average balance of interest-bearing liabilities contributed $263,000. For the three-month comparative periods, average short-term borrowings and long-term debt increased $1.4 million. During the three months ended September 30, 2019, average transaction accounts increased $112.5 million or 12.5% to $1,013.2 million from $900.7 million for the three months ended September 30, 2018. During the same time, average time deposits increased $7.9 million or 1.8% to $453.0 million for the three months ended September 30, 2019.
Net interest margin of 3.33% for the three months ended September 30, 2019 was 10 basis points lower than the 3.43% for the three months ended September 30, 2018. The decrease in net interest margin from the third quarter of 2018 resulted primarily from the Company’s interest earning asset yields increasing at a slower rate than overall funding costs. Interest earning asset yields increased seven basis points from 4.43% for the three months ended September 30, 2018 to 4.50% for the three months ended September 30, 2019. The Company’s cost of funds increased 18 basis points from 1.03% for the three months ended September 30, 2018 to 1.21% for the three months ended September 30, 2019. Net interest income was impacted by accretion interest of $242,000 and $161,000 for the three months ended September 30, 2019 and 2018, respectively. Accretion interest and nonaccrual interest increased net interest margin by four basis points and six basis points for the three months ended September 30, 2019 and 2018, respectively.
The third quarter of 2019 was highlighted with a stable net interest margin of 3.33% as funding costs declined at a faster rate than asset yields. Interest-earning assets repriced more slowly than interest-bearing liabilities between the second and third quarters of 2018 than between the second and third quarters of 2019. The Bank's slight liability sensitivity helped stabilize margins in the second and third quarters of 2019 as interest rates have decreased with Federal Reserve rate cuts. Management is optimistic that fourth quarter 2019 net interest margins could remain stable because of the balance sheet's liability-sensitivity. However, the Bank's increased balance sheet liquidity from deposit growth during the third quarter of 2019 could negatively impact margins in the short run. The Company is working to deploy the increased balance sheet liquidity into higher interest-earning assets, running-off higher cost deposit funding as well as selling seasonal deposit funding for fee income.
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,542	$15,085	$1,457	9.7%
Taxable interest and dividends on investment securities	1,606	1,311	295	22.5%
Interest on deposits with banks	111	88	23	26.1%
Total Interest and Dividend Income	18,259	16,484	1,775	10.8%

Interest Expenses
Deposits	3,867	2,835	1,032	36.4%
Short-term borrowings	140	142	(2)	(1.4)%
Long-term debt	727	746	(19)	(2.5)%
Total Interest Expenses	4,734	3,723	1,011	27.2%

Net Interest Income (NII)	$13,525	$12,761	$764	6.0%

The following table presents information on average balances and rates for deposits.

	Three Months Ended September 30,
	2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$70,669	0.10%	$73,114	0.10%
Interest-bearing demand and money market accounts	706,574	0.92%	611,039	0.72%
Certificates of deposit	453,014	1.96%	445,081	1.55%
Total interest-bearing deposits	1,230,257	1.26%	1,129,234	1.00%
Noninterest-bearing demand deposits	235,950		216,580
	$1,466,207	1.05%	$1,345,814	0.84%

The following table shows the change in funding sources and the cost of funds for the comparable periods:

	Three Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Average Rate	Percentage Funding	Average Balance	Average Rate	Percentage Funding
Interest-bearing deposits	$1,230,257	1.26%	78.65%	$1,129,234	1.00%	78.29%
Debt	97,956	3.54%	6.26%	96,566	3.68%	6.69%
Total interest-bearing liabilities	1,328,213	1.43%	84.91%	1,225,800	1.21%	84.98%
Noninterest-bearing demand deposits	235,950		15.09%	216,580		15.02%
Total funds	$1,564,163	1.21%	100.00%	$1,442,380	1.03%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$923,724	$10,790	4.67%	$833,970	$9,740	4.67%
Residential first mortgages	160,609	1,486	3.70%	159,454	1,452	3.64%
Residential rentals	119,343	1,618	5.42%	125,946	1,580	5.02%
Construction and land development	31,200	459	5.88%	28,452	406	5.71%
Home equity and second mortgages	36,061	538	5.97%	36,968	491	5.31%
Commercial and equipment loans	116,329	1,635	5.62%	104,512	1,400	5.36%
Consumer loans	945	16	6.77%	770	16	8.31%
Allowance for loan losses	(11,046)	—	—	(10,830)	—	0.00%
Loan portfolio (1)	1,377,165	16,542	4.80%	1,279,242	15,085	4.72%
Investment securities, federal funds sold and interest-bearing deposits	246,396	1,717	2.79%	208,627	1,399	2.68%
Interest-Earning Assets ("IEAs")	1,623,561	18,259	4.50%	1,487,869	16,484	4.43%
Cash and cash equivalents	26,253			23,765
Goodwill	10,835			10,604
Core deposit intangible	2,392			3,120
Other assets	91,981			81,495
Total Assets	$1,755,022			$1,606,853
Liabilities and Stockholders’ Equity
Savings	$70,669	$18	0.10%	$73,114	$19	0.10%
Interest-bearing demand and money market accounts	706,574	1,624	0.92%	611,039	1,093	0.72%
Certificates of deposit	453,014	2,225	1.96%	445,081	1,723	1.55%
Long-term debt	40,447	223	2.21%	34,696	242	2.79%
Short-term borrowings	22,509	140	2.49%	26,870	142	2.11%
Subordinated Notes	23,000	359	6.24%	23,000	360	6.26%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	145	4.83%	12,000	144	4.80%
Interest-Bearing Liabilities ("IBLs")	1,328,213	4,734	1.43%	1,225,800	3,723	1.21%
Noninterest-bearing demand deposits	235,950			216,580
Other liabilities	24,164			14,460
Stockholders’ equity	166,695			150,013
Total Liabilities and Stockholders’ Equity	$1,755,022			$1,606,853
Net interest income		$13,525			$12,761
Interest rate spread			3.07%			3.22%
Net yield on interest-earning assets			3.33%			3.43%
Avg. loans to avg. deposits			93.93%			95.05%
Avg. transaction deposits to total avg. deposits **			69.10%			66.93%
Ratio of average IEAs to average IBLs			122.24%			121.38%
Cost of funds			1.21%			1.03%
Cost of deposits			1.05%			0.84%
Cost of debt			3.54%			3.68%
__________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $242,000 and $161,000 of accretion interest during the three months ended September 30, 2019 and 2018, respectively.

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
For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$1,176	$281	$1,457
Investment securities, federal funds sold and interest-bearing deposits	263	55	318
Total interest-earning assets	$1,439	$336	$1,775

Interest-bearing liabilities:
Savings	(1)	—	(1)
Interest-bearing demand and money market accounts	220	311	531
Certificates of deposit	39	463	502
Long-term debt	32	(51)	(19)
Short-term borrowings	(27)	25	(2)
Subordinated notes	—	(1)	(1)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	1	1
Total interest-bearing liabilities	$263	$748	$1,011
Net change in net interest income	$1,176	$(412)	$764
___________________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $242,000 and $161,000 of accretion interest during the three months ended September 30, 2019 and 2018, respectively.

Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for loan losses	$450	$40	$410	1,025.00%
The provision for loan losses was at $450,000 and $40,000 for the three months ended September 30, 2019 and 2018. Net charge-offs of $116,000 were recognized for the three months ended September 30, 2019 compared to net charge-offs of $26,000 for the three months ended September 30, 2018. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.
Noninterest Income
Noninterest income of $1.2 million for the three months ended September 30, 2019 increased by $169,000 compared to $1.1 million for the three months ended September 30, 2018. The increases were due to increased miscellaneous fees, unrealized gains on equity securities and increased service charge income. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of average assets was 0.28% and 0.27%, respectively, for the three months ended September 30, 2019 and 2018.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$147	$81	$66	81.5%
Unrealized gains (losses) on equity securities	35	(8)	43	(538)%
Income from bank owned life insurance	223	227	(4)	(1.8)%
Service charges	834	770	64	8.3%
Total Noninterest Income	$1,239	$1,070	$169	15.8%
Noninterest Expense
Noninterest expense increased $732,000 or 8.6% to $9.2 million for the three months ended September 30, 2019 compared to $8.5 million for the three months ended September 30, 2018. The increase in noninterest expense for the comparable periods was primarily due to increased compensation and benefits of $614,000 and OREO expenses of $98,000. Operating expenses increased $31,000 for the comparable periods as increases in advertising, professional fees and other expenses were offset by an anticipated FDIC insurance credit of $172,000 that was received in the third quarter of 2019. Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses increased $645,000 to $9.0 million for the three months ended September 30, 2019 compared to $8.3 million for the three months ended September 30, 2018.
The third quarter 2019 increase above the projected $8.8 million run rate was primarily due to higher self-insured health insurance claims, higher than average OREO valuation allowances and professional fees. During the third quarter of 2019, compensation and benefits increased approximately $225,000 more than expected due to elevated self-insured health insurance claims. The Company reached several self-insurance limits at September 30, 2019 for the 2019 calendar year and as a result the impact of claims is expected to moderate during the fourth quarter of 2019. The Company’s quarterly expense run rate is expected to range between $8.8 and $9.0 million for the fourth quarter of 2019.
The Company’s efficiency ratio2 was 62.48% for the three months ended September 30, 2019 compared to 61.40% for the three months ended September 30, 2018. The Company’s net operating expense ratio3 was 1.82% for the three months ended September 30, 2019 compared to 1.85% for the three months ended September 30, 2018. The efficiency and net operating expense ratios increased primarily due to increased compensation and benefit expense and increased OREO expenses for the comparable periods.

[2]Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
[3]The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Compensation and benefits	$5,353	$4,739	$614	13.0%
OREO valuation allowance and expenses	263	165	98	59.4%
Merger and acquisition costs	—	11	(11)	(100.0)%
Operating expenses	3,608	3,577	31	0.9%
Total Noninterest Expense	$9,224	$8,492	$732	8.6%

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,353	$4,739	$614	13.0%
Occupancy expense	730	744	(14)	(1.9)%
Advertising	250	165	85	51.5%
Data processing expense	793	769	24	3.1%
Professional fees	523	442	81	18.3%
Merger and acquisition costs	—	11	(11)	(100.0)%
Depreciation of premises and equipment	165	207	(42)	(20.3)%
Telephone communications	46	62	(16)	(25.8)%
Office supplies	34	31	3	9.7%
FDIC Insurance	2	185	(183)	(98.9)%
OREO valuation allowance and expenses	263	165	98	59.4%
Core deposit intangible amortization	169	193	(24)	(12.4)%
Other	896	779	117	15.0%
Total Noninterest Expense	$9,224	$8,492	$732	8.6%
Income Tax Expense
The Company’s consolidated effective tax rate is expected to be between 26.5% and 27.5% in 2019. For the three months ended September 30, 2019 the effective tax rate was 27.5% and was slightly higher due to certain holding company expenses that are not deductible for state tax purposes. The Company’s consolidated effective tax rate was 27.2% in the third quarter of 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Earnings Summary
The Company reported net income for the nine months ended September 30, 2019 of $11.2 million or diluted earnings per share of $2.01 compared to net income of $7.4 million or $1.34 per diluted share for the nine months ended September 30, 2018. There were no merger and acquisition costs for the nine months ended September 30, 2019 and no impact to earnings per share. The September 30, 2018 results included merger and acquisition costs net of tax of $2.7 million, resulting in a $0.48 decline in earnings per share. The Company’s ROAA and ROACE were 0.87% and 9.22% for the nine months ended September 30, 2019 compared to 0.62% and 6.68% for the nine months ended September 30, 2018.
The $3.8 million increase to net income in the first nine months of 2019 compared to the same period in 2018 was due to increases of net interest income of $1.8 million and non-interest income of $551,000 and decreased noninterest expense of $3.2 million, of which $3.6 million related to merger and acquisition costs for the County First acquisition incurred during the nine months ended September 30, 2018. The Company’s expenses were $457,000 higher for all other noninterest expenses. The Company began to realize cost savings from the County First acquisition in the second half of 2018 with the closing of four branches and an operations center, an overall reduction in headcount and the elimination of duplicate processes and vendors. Increased loan loss provisions of $385,000 partially offset pre-tax income for the comparable periods. The improvements to pre-tax income resulted in increased income tax expense of $1.3 million for the comparable periods.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Interest and dividend income	$54,174	$48,131	$6,043	12.6%
Interest expense	14,353	10,069	4,284	42.5%
Net interest income	39,821	38,062	1,759	4.6%
Provision for loan losses	1,325	940	385	41.0%
Noninterest income	3,553	3,002	551	18.4%
Noninterest expense	26,745	29,908	(3,163)	(10.6)%
Income before income taxes	15,304	10,216	5,088	49.8%
Income tax expense	4,107	2,802	1,305	46.6%
Net income	$11,197	$7,414	$3,783	51.0%
There were no merger and acquisition costs for the first nine months of 2019 and operating net income was the same as GAAP net income (see reconciliation of non-GAAP measures). The Company reported operating net income of $11.2 million, or $2.01 per share, for the nine months ended September 30, 2019. This compares to operating net income of $10.1 million, or $1.82 per share for the nine months ended September 30, 2018. The Company’s operating ROAA and ROACE were 0.87% and 9.22% for the nine months ended September 30, 2019 compared to 0.85% and 9.10% for the comparable period of 2018.
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
Net Interest Income
Net interest income totaled $39.8 million for the nine months ended September 30, 2019, which represents a $1.8 million or 4.6% increase from $38.1 million for the nine months ended September 30, 2018. As a result of organic growth, average total earning assets increased $131.0 million or 8.9%, for the nine months ended September 30, 2019 to $1,598.6 million compared to $1,467.6 million for the nine months ended September 30, 2018. The increase in average total earning assets for the nine months ended September 30, 2019 from the comparable period in 2018, resulted primarily from a $85.7 million, or 6.7%, increase in average loans, and a $45.3 million, or 23.3%, increase in average investments. Interest income increased $6.0 million for the nine months ended September 30, 2019 compared to the same period of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $4.06 million and higher interest yields accounting for $1.98 million.

Average total interest-bearing liabilities increased $107.2 million, or 8.9%, for the nine months ended September 30, 2019 to $1,317.7 million compared to $1,210.6 million for the nine months ended September 30, 2018. During the same time, average noninterest-bearing demand deposits increased $3.6 million, or 1.6%, to $221.3 million compared to $217.7 million. Interest expense increased $4.3 million for the nine months ended September 30, 2019 compared to the same period of 2018. Higher interest rates accounted for $3.80 million of the increase in interest expense and increases in the average balance of interest-bearing liabilities contributed $481,294. For the nine-month comparative periods, average short-term borrowings and long-term debt decreased $26.8 million and were replaced with increases to average transaction accounts, which include savings, demand and money market, and non-interest-bearing accounts. During the nine months ended September 30, 2019, average transaction accounts increased $136.8 million or 16.2% to $982.1 million from $845.3 million for the nine months ended September 30, 2018. During the same time, average time deposits increased $755,000 or 0.2% to $458.4 million for the nine months ended September 30, 2019.
Net interest margin of 3.32% for the nine months ended September 30, 2019 was 14 basis points lower than the 3.46% for the nine months ended September 30, 2018. The decrease in net interest margin from the first nine months of 2018 resulted primarily from the Company’s interest earning asset yields increasing at a slower rate than overall funding costs. Interest earning asset yields increased 15 basis points from 4.37% for the nine months ended September 30, 2018 to 4.52% for the nine months ended September 30, 2019. The Company’s cost of funds increased 30 basis points from 0.94% for the nine months ended September 30, 2018 to 1.24% for the nine months ended September 30, 2019. Net interest income was impacted by accretion interest of $624,000 and $635,000 for the nine months ended September 30, 2019 and 2018, respectively.
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$49,037	$44,294	$4,743	10.7%
Taxable interest and dividends on investment securities	4,906	3,617	1,289	35.6%
Interest on deposits with banks	231	220	11	5.0%
Total Interest and Dividend Income	54,174	48,131	6,043	12.6%

Interest Expenses
Deposits	11,601	7,196	4,405	61.2%
Short-term borrowings	709	642	67	10.4%
Long-term debt	2,043	2,231	(188)	(8.4)%
Total Interest Expenses	14,353	10,069	4,284	42.5%

Net Interest Income (NII)	$39,821	$38,062	$1,759	4.6%

The following table presents information on average balances and rates for deposits.

	Nine Months Ended September 30,
	2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$70,559	0.10%	$74,169	0.08%
Interest-bearing demand and money market accounts	690,208	0.96%	553,386	0.59%
Certificates of deposit	458,376	1.91%	457,621	1.38%
Total interest-bearing deposits	1,219,143	1.27%	1,085,176	0.88%
Noninterest-bearing demand deposits	221,315		217,738
	$1,440,458	1.07%	$1,302,914	0.74%
The following table shows the change in funding sources and the cost of funds for the comparable periods:

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Average Rate	Percentage Funding	Average Balance	Average Rate	Percentage Funding
Interest-bearing deposits	$1,219,143	1.27%	79.21%	$1,085,176	0.88%	75.98%
Debt	98,586	3.72%	6.41%	125,380	3.06%	8.78%
Total interest-bearing liabilities	1,317,729	1.45%	85.62%	1,210,556	1.11%	84.76%
Noninterest-bearing demand deposits	221,315		14.38%	217,738		15.24%
Total funds	$1,539,044	1.24%	100.00%	$1,428,294	0.94%	100.00%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the nine months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$903,984	$31,972	4.72%	$823,417	$28,422	4.60%
Residential first mortgages	157,429	4,383	3.71%	164,332	4,513	3.66%
Residential rentals	122,606	4,701	5.11%	127,553	4,687	4.90%
Construction and land development	32,550	1,429	5.85%	28,470	1,171	5.48%
Home equity and second mortgages	36,407	1,589	5.82%	38,531	1,500	5.19%
Commercial and equipment loans	116,083	4,918	5.65%	100,761	3,960	5.24%
Consumer loans	886	45	6.77%	818	41	6.68%
Allowance for loan losses	(11,067)	—	—	(10,718)	—	0.00%
Loan portfolio (1)	1,358,878	49,037	4.81%	1,273,164	44,294	4.64%
Investment securities, federal funds sold and interest-bearing deposits	239,714	5,137	2.86%	194,440	3,837	2.63%
Interest-Earning Assets ("IEAs")	1,598,592	54,174	4.52%	1,467,604	48,131	4.37%
Cash and cash equivalents	21,438			24,978
Goodwill	10,835			10,345
Core deposit intangible	2,565			3,304
Other assets	91,909			83,207
Total Assets	$1,725,339			$1,589,438
Liabilities and Stockholders’ Equity
Savings	$70,559	$53	0.10%	$74,169	$44	0.08%
Interest-bearing demand and money market accounts	690,208	4,984	0.96%	553,386	2,432	0.59%
Certificates of deposit	458,376	6,564	1.91%	457,621	4,720	1.38%
Long-term debt	27,094	515	2.53%	40,820	754	2.46%
Short-term borrowings	36,492	709	2.59%	49,560	642	1.73%
Subordinated Notes	23,000	1,078	6.25%	23,000	1,078	6.25%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	450	5.00%	12,000	399	4.43%
Interest-Bearing Liabilities ("IBLs")	1,317,729	14,353	1.45%	1,210,556	10,069	1.11%
Noninterest-bearing demand deposits	221,315			217,738
Other liabilities	24,422			13,122
Stockholders’ equity	161,873			148,022
Total Liabilities and Stockholders’ Equity	$1,725,339			$1,589,438
Net interest income		$39,821			$38,062
Interest rate spread			3.07%			3.26%
Net yield on interest-earning assets			3.32%			3.46%
Avg. loans to avg. deposits			94.34%			97.72%
Avg. transaction deposits to total avg. deposits **			68.18%			64.88%
Ratio of average IEAs to average IBLs			121.31%			121.23%
Cost of funds			1.24%			0.94%
Cost of deposits			1.07%			0.74%
Cost of debt			3.72%			3.06%
__________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $624,000 and $635,000 of accretion interest during the nine months ended September 30, 2019 and 2018, respectively.

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

	For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$3,093	$1,650	$4,743
Investment securities, federal funds sold and interest-bearing deposits	970	330	1,300
Total interest-earning assets	$4,063	$1,980	$6,043

Interest-bearing liabilities:
Savings	(3)	12	9
Interest-bearing demand and money market accounts	988	1,564	2,552
Certificates of deposit	11	1,833	1,844
Long-term debt	(261)	22	(239)
Short-term borrowings	(254)	321	67
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	51	51
Total interest-bearing liabilities	$481	$3,803	$4,284
Net change in net interest income	$3,582	$(1,823)	$1,759
___________________________________

(1)
Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $624,000 and $635,000 of accretion interest during the nine months ended September 30, 2019 and 2018, respectively.

Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for loan losses	$1,325	$940	$385	40.96%
The provision for loan losses was at $1.3 million and $940,000 for the nine months ended September 30, 2019 and 2018. Net charge-offs of $1.0 million were recognized for the nine months ended September 30, 2019 compared to net charge-offs of $716,000 for the nine months ended September 30, 2018. See further discussion of the provision under the caption “Asset Quality” in the Comparison of Financial Condition section of Management’s Discussion and Analysis.
Noninterest Income
Noninterest income of $3.6 million for the nine months ended September 30, 2019 increased by $551,000 compared to $3.0 million for the nine months ended September 30, 2018. The increases were due to increased miscellaneous fees, unrealized gains on equity securities and increased service charge income. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of assets was 0.27% and 0.25%, respectively, for the nine months ended September 30, 2019 and 2018.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$343	$141	$202	143.3%
Gain on sale of asset	—	1	(1)	(100.0)%
Unrealized gains on equity securities	156	(86)	242	—%
Income from bank owned life insurance	662	677	(15)	(2.2)%
Service charges	2,392	2,269	123	5.4%
Total Noninterest Income	$3,553	$3,002	$551	18.4%
Noninterest Expense
The Company’s 2019 expense run rate has been positively impacted by increased efficiencies from the County First acquisition and updates to the Bank's technology platforms over the last two years. These changes have allowed the Company to slow the growth of expenses as the asset size of the Bank has increased. Management believes it is important to continue the focus on creating additional operating leverage in the present low interest rate environment.
Noninterest expense decreased $3.2 million or 10.6%, to $26.7 million for the nine months ended September 30, 2019 compared to $29.9 million for the nine months ended September 30, 2018, of which $3.6 million of the variance was due to merger and acquisition costs incurred during the nine months ended September 30, 2018. As previously explained, the third quarter 2019 noninterest expense run rate was elevated due to higher than expected health insurance claims, OREO valuation allowances and professional fees. The Company’s quarterly expense run rate is expected to range between $8.8 and $9.0 million for the fourth quarter of 2019. Compensation and benefits of $15.0 million for the nine months ended September 30, 2019 was in line with management expectations. Compensation and benefits are expected to increase between two and four percent in 2019 compared to 2018. The higher expected range is based on the Company meeting incentive plan targets.
Adjusted noninterest expense, which excludes merger-related expenses and OREO related expenses increased $222,000, or 0.9%, to $26.0 million for the nine months ended September 30, 2019 compared to $25.8 million for the comparable period of 2018. Overall the modest increase in adjusted noninterest expense comparing the periods was primarily due to containing overall expense growth for compensation and benefits and operating expenses. Professional fees increased $327,000 in the current year related to strategic projects, which included the implementation of the nCino Bank Operating System, as well as other projects not expected to impact the Company's future expense run rate. Advertising expense increased $106,000 due to additional investments in the Company's website and on-line banking platforms during 2019. FDIC insurance for the comparable periods decreased $159,000 due to recognizing an expected credit of $172,000 taken in the third quarter of 2019 that offset the third quarter accrued FDIC expense.
The Company’s efficiency ratio was 61.66% for the nine months ended September 30, 2019 compared to 72.83% for the nine months ended June 30, 2018. The Company’s net operating expense ratio was 1.79% for the nine months ended September 30, 2019 compared to 2.26% for the nine months ended September 30, 2018. The efficiency and net operating expense ratios improved primarily due to merger and acquisition costs incurred in 2018 and the elimination of duplicate systems and resources during the integration of County First. These costs began to decrease during the second half of 2018.
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Compensation and benefits	$15,037	$14,915	$122	0.8%
OREO valuation allowance and expenses	751	516	235	45.5%
Merger and acquisition costs	—	3,620	(3,620)	(100.0)%
Operating expenses	10,957	10,857	100	0.9%
Total Noninterest Expense	$26,745	$29,908	$(3,163)	(10.6)%

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Compensation and benefits	$15,037	$14,915	$122	0.8%
Occupancy expense	2,289	2,249	40	1.8%
Advertising	610	504	106	21.0%
Data processing expense	2,268	2,234	34	1.5%
Professional fees	1,547	1,220	327	26.8%
Merger and acquisition costs	—	3,620	(3,620)	(100.0)%
Depreciation of premises and equipment	520	608	(88)	(14.5)%
Telephone communications	164	230	(66)	(28.7)%
Office supplies	104	112	(8)	(7.1)%
FDIC Insurance	337	496	(159)	(32.1)%
OREO valuation allowance and expenses	751	516	235	45.5%
Core deposit intangible amortization	525	597	(72)	(12.1)%
Other	2,593	2,607	(14)	(0.5)%
Total Noninterest Expense	$26,745	$29,908	$(3,163)	(10.6)%
Income Tax Expense
The Company’s consolidated effective tax rate is expected to be between 26.5% and 27.5% in 2019. For the nine months ended September 30, 2019 the effective tax rate was 26.8%, due to a first quarter 2019 adjustment to net deferred tax assets related to the accounting treatment for acquired Bank Owned Life Insurance. This tax benefit was partially offset by certain holding company expenses that are not deductible for state tax purposes. The Company’s consolidated effective tax rate was 27.4% for the nine months ended September 30, 2018 and was higher than the first nine months of 2019 primarily due to certain non-deductible merger-related expenses.
The Company’s consolidated effective tax rate was 27.10% for the year ended December 31, 2018, due to lower tax rates enacted with the passage of the Tax Cut and Jobs Act of 2017, partially offset by certain merger-related expenses and holding company expenses that are not deductible for state tax purposes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
Assets
Total assets increased $166.5 million, or 9.9%, to $1.86 billion at September 30, 2019 compared to total assets of $1.69 billion at December 31, 2018 primarily due to increased net loans of $68.7 million and cash of $83.7 million. In addition, total assets increased $4.6 million for investments, $2.1 million for OREO and $8.5 million in right of use assets for operating leases recorded in accordance with the new lease standard which was effective for the Company on January 1, 2019. All other assets increased $981,000. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and due from banks	$37,923	$24,064	$13,859	57.6%
Federal funds sold	42,205	5,700	36,505	640.4%
Interest-bearing deposits with banks	36,563	3,272	33,291	1,017.5%
Securities available for sale (AFS), at fair value	131,288	119,976	11,312	9.4%
Securities held to maturity (HTM), at amortized cost	88,654	96,271	(7,617)	(7.9)%
Equity securities carried at fair value through income	4,665	4,428	237	5.4%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	4,510	3,821	689	18.0%
Net Loans	1,405,856	1,337,129	68,727	5.1%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	22,320	22,922	(602)	(2.6)%
Other real estate owned (OREO)	10,195	8,111	2,084	25.7%
Accrued interest receivable	5,213	4,957	256	5.2%
Investment in bank owned life insurance	36,958	36,295	663	1.8%
Core deposit intangible	2,281	2,806	(525)	(18.7)%
Net deferred tax assets	5,979	6,693	(714)	(10.7)%
Right of use assets, net operating leases	8,521	—	8,521	—%
Other assets	1,557	1,738	(181)	(10.4)%
Total Assets	$1,855,732	$1,689,227	$166,505	9.9%
The acquisition of County First and 2018 organic loan growth shifted the composition of the loan portfolios during 2018. The increase in the commercial real estate portfolio from 63.25% of gross loans at December 31, 2017 to 65.18% at December 31, 2018 and 65.86% at September 30, 2019 should increase asset sensitivity over time. Regulatory concentrations for non-owner occupied commercial real estate and construction at September 30, 2019 were $609.9 million or 311.1% and $136.6 million or 69.7%, respectively.
The Company’s loan pipeline was approximately $120.0 million at September 30, 2019.

Year to date gross loans increased $68.5 million or 6.8% (annualized) from December 31, 2018. The following is a breakdown of the Company’s loan portfolio at September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019%		December 31, 2018%		$ Change	Annualized % Change
Commercial real estate	$932,344	65.86%	$878,016	65.18%	$54,328	8.3%
Residential first mortgages	163,727	11.57%	156,709	11.63%	7,018	6.0%
Residential rentals	121,170	8.56%	124,298	9.23%	(3,128)	(3.4)%
Construction and land development	30,774	2.17%	29,705	2.21%	1,069	4.8%
Home equity and second mortgages	36,182	2.56%	35,561	2.64%	621	2.3%
Commercial loans	69,179	4.89%	71,680	5.32%	(2,501)	(4.7)%
Consumer loans	937	0.07%	751	0.06%	186	33.0%
Commercial equipment	61,104	4.32%	50,202	3.73%	10,902	29.0%
Gross loans	1,415,417	100.00%	1,346,922	100.00%	68,495	6.8%
Less:
Net deferred costs	1,691	0.12%	1,183	0.09%	508	57.3%
Allowance for loan losses	11,252	0.80%	10,976	0.82%	276	3.4%
	12,943		12,159		784	8.6%
Total loans, net of deferred costs	$1,402,474		$1,334,763		$67,711	6.8%
The following is a breakdown of acquired and non-acquired loans as of September 30, 2019 and December 31, 2018:

	(Unaudited)
BY ACQUIRED AND NON-ACQUIRED	September 30, 2019%		December 31, 2018%
Acquired loans - performing	82,629	5.84%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,803	0.20%	3,220	0.24%
Total acquired loans	85,432	6.04%	106,887	7.94%
Non-acquired loans**	1,329,985	93.96%	1,240,035	92.06%
Gross loans	1,415,417		1,346,922
Net deferred costs	1,691	0.12%	1,183	0.09%
Total loans, net of deferred costs	1,417,108		$1,348,105
________________________________

**	Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
At September 30, 2019, performing acquired loans totaled $82.6 million, net of a $1.3 million net acquisition accounting fair market value adjustment, representing a 1.61% discount; and PCI loans totaled $2.8 million, net of a $597,000 adjustment, representing a 17.56% discount. At December 31, 2018 acquired performing loans, which totaled $103.7 million, included a $1.9 million net acquisition accounting fair market value adjustment, representing a 1.76% discount; and PCI loans which totaled $3.2 million, included a $696,000 adjustment, representing a 17.77% discount.
During the three months ended September 30, 2019 and 2018 there was $242,000 and $161,000, respectively, of accretion interest. During the nine months ended September 30, 2019 and 2018 there was $624,000 and $635,000, respectively of accretion interest.
During the nine months ended September 30, 2019, the non-acquired loan portfolios increased $90.0 million or at a 9.7% annualized rate. The following is a breakdown of the Company’s non-acquired loan portfolios at September 30, 2019 and December 31, 2018:

Non-Acquired Loan Portfolios

(dollars in thousands)	September 30, 2019%		December 31, 2018%		$ Change	Annualized % Change
Commercial real estate	$876,453	65.91%	$810,248	65.33%	$66,205	10.9%
Residential first mortgages	163,276	12.28%	156,243	12.60%	7,033	6.0%
Residential rentals	106,858	8.03%	105,458	8.50%	1,400	1.8%
Construction and land development	30,774	2.31%	29,705	2.40%	1,069	4.8%
Home equity and second mortgages	24,206	1.82%	21,703	1.75%	2,503	15.4%
Commercial loans	69,179	5.20%	70,146	5.66%	(967)	(1.8)%
Consumer loans	831	0.06%	562	0.05%	269	63.8%
Commercial equipment	58,408	4.39%	45,970	3.71%	12,438	36.1%
	$1,329,985	100.00%	$1,240,035	100.00%	$89,950	9.7%
Asset Quality
The following tables show asset quality ratios at September 30, 2019 and December 31, 2018.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018	$ Change	% Change
ASSET QUALITY
Total assets	$1,855,732	$1,689,227	$166,505	9.9%
Gross loans	1,415,417	1,346,922	68,495	5.1
Classified Assets	37,166	40,819	(3,653)	(8.9)
Allowance for loan losses	11,252	10,976	276	2.5

Past due loans - 31 to 89 days	2,252	1,134	1,118	98.6
Past due loans >=90 days	11,673	11,110	563	5.1
Total past due (delinquency) loans	13,925	12,244	1,681	13.7

Non-accrual loans (a)	15,433	19,282	(3,849)	(20.0)
Accruing troubled debt restructures (TDRs) (b)	655	6,676	(6,021)	(90.2)
Other real estate owned (OREO)	10,195	8,111	2,084	25.7
Non-accrual loans, OREO and TDRs	$26,283	$34,069	$(7,786)	(22.9)%
ASSET QUALITY RATIOS
Classified assets to total assets	2.00%	2.42%
Classified assets to risk-based capital	18.63	21.54
Allowance for loan losses to total loans	0.79	0.81
Allowance for loan losses to non-accrual loans	72.91	56.92
Past due loans - 31 to 89 days to total loans	0.16	0.08
Past due loans >=90 days to total loans	0.82	0.82
Total past due (delinquency) to total loans	0.98	0.91
Non-accrual loans to total loans	1.09	1.43
Non-accrual loans and TDRs to total loans	1.14	1.93
Non-accrual loans and OREO to total assets	1.38	1.62
Non-accrual loans, OREO and TDRs to total assets	1.42	2.02
____________________________________

(a)
Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.

(b)
At September 30, 2019 and December 31, 2018, the Bank had total TDRs of $2.1 million and $6.7 million, respectively, with $1.4 million and $29,000, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

The Company continues to maximize contractual rights with individual classified customer relationships. The objective is to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.
Classified assets decreased $3.7 million from $40.8 million at December 31, 2018 to $37.2 million at September 30, 2019. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018, 2017, 2016 and 2015, respectively:
Classified Assets and Special Mention Assets

(dollars in thousands)	As of
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015
Classified loans
Substandard	$26,971	$26,146	$24,277	$32,226	$40,306	$30,463	$31,943
Doubtful	—	—	—	—	—	137	861
Loss	—	—	—	—	—	—	—
Total classified loans	26,971	26,146	24,277	32,226	40,306	30,600	32,804
Special mention loans		—	—	—	96	—	1,642
Total classified and special mention loans	$26,971	$26,146	$24,277	$32,226	$40,402	$30,600	$34,446

Classified loans	26,971	26,146	24,277	32,226	40,306	30,600	32,804
Classified securities	—	435	465	482	651	883	1,093
Other real estate owned	10,195	10,307	10,949	8,111	9,341	7,763	9,449
Total classified assets	$37,166	$36,888	$35,691	$40,819	$50,298	$39,246	$43,346

Total classified assets as a percentage of total assets	2.00%	2.10%	2.08%	2.42%	3.58%	2.94%	3.79%
Total classified assets as a percentage of Risk Based Capital	18.63%	18.82%	18.52%	21.54%	32.10%	26.13%	30.19%
Non-accrual loans and OREO to total assets decreased 24 basis points from 1.62% at December 31, 2018 to 1.38% at September 30, 2019. Non-accrual loans, OREO and TDRs to total assets decreased 60 basis points from 2.02% at December 31, 2018 to 1.42% at September 30, 2019.
Non-accrual loans decreased $3.85 million from $19.3 million at December 31, 2018 to $15.4 million at September 30, 2019. The decrease in non-accrual loans during the first nine months 2019, was largely the result of approximately $3.8 million of one classified relationship that was moved into OREO during the first quarter of 2019. In addition, a $1.8 million non-accrual loan was sold at carrying value with no charge-offs in the first quarter. Non-accrual loans increased $2.1 million during the third quarter of 2019 from $13.3 million at June 30, 2019 compared to $15.4 million at September 30, 2019 primarily as a result of reclassifying a $1.4 million delinquent TDR that was performing in the previous quarter. At September 30, 2019, $12.9 million or 84% of total non-accruals of $15.4 million related to six customer relationships. At December 31, 2018, $15.3 million or 79% of total non-accruals of $19.3 million related to four customer relationships. Non-accrual loans of $3.7 million (24%) were current with all payments of principal and interest with no impairment at September 30, 2019. Delinquent non-accrual loans were $11.7 million (76%) with specific reserves of $1.4 million at September 30, 2019.

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans included two TDRs at September 30, 2019 totaling $1.4 million and one TDR totaling $29,000 at December 31, 2018. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) increased $1.7 million from $12.2 million or 0.91% of loans, at December 31, 2018 to $13.9 million, or 0.98% of loans, at September 30, 2019.

TDRs decreased a net of $4.6 million or 69.1%, from $6.7 million at December 31, 2018 to $2.1 million at September 30, 2019 due primarily to refinancing and principal paydowns. There was one TDR of $25,000 added during the nine months ended September 30, 2019. There were no additional TDRs added during the three months ended September 30, 2019. The Company had specific reserves of $91,000 on three TDRs totaling $91,000 at September 30, 2019.

The Company had specific reserves of $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were no TDRs added during the year ended December 31, 2018.
The following is a breakdown by loan classification of the Company’s TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,438	4	$5,612	7
Residential first mortgages	64	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	571	3	29	1
Total TDRs	$2,073	8	$6,705	13
Less: TDRs included in non-accrual loans	(1,418)	(2)	(29)	(1)
Total accrual TDR loans	$655	6	$6,676	12

The Company recorded a $450,000 and $1.3 million provision for loan loss expense for the three and nine months ended September 30, 2019 compared to loan loss provisions of $40,000 and $940,000 for the three and nine months ended September 30, 2018. Net charge-offs of $116,000 and $1.0 million were recognized for the three and nine months ended September 30, 2019. Net charge-offs of $26,000 and $716,000 were recognized for the same periods in 2018. Allowance for loan loss levels decreased to 0.79% of total loans at September 30, 2019, compared to 0.81% at December 31, 2018. The allowance as a percentage of non-acquired loans decreased four basis points to 0.85% at September 30, 2019 from 0.89% at December 31, 2018.
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

The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and nine months ended September 30, 2019 and 2018 and year ended December 31, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
(dollars in thousands)	2019	2018	2019	2018	December 31, 2018
Beginning of period	$10,918	$10,725	$10,976	$10,515	$10,515

Charge-offs	(144)	(219)	(1,219)	(963)	(1,217)
Recoveries	28	193	170	247	273
Net charge-offs	(116)	(26)	(1,049)	(716)	(944)

Provision for loan losses	450	40	1,325	940	1,405
End of period	$11,252	$10,739	$11,252	$10,739	$10,976

Net charge-offs to average loans (annualized)	(0.03)%	(0.01)%	(0.10)%	(0.07)%	(0.07)%
Breakdown of general and specific allowance as a percentage of gross loans

	September 30, 2019	September 30, 2018	December 31, 2018
General allowance	$9,776	$9,729	$9,796
Specific allowance	1,476	1,010	1,180
	$11,252	$10,739	$10,976
General allowance	0.69%	0.74%	0.73%
Specific allowance	0.10%	0.08%	0.08%
Allowance to gross loans	0.79%	0.82%	0.81%

Allowance to non-acquired gross loans	0.85%	0.90%	0.89%

Total acquired loans	$85,432	$110,653	$106,887
Non-acquired loans**	$1,329,985	$1,197,084	$1,240,035
Gross loans	$1,415,417	$1,307,737	$1,346,922
____________________________________

**	Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
The OREO balance increased $2.2 million from $8.1 million at December 31, 2018 to $10.3 million at September 30, 2019. During the nine months ended September 30, 2019 OREO additions were $3.3 million were for commercial real estate acquired at foreclosure on a $3.8 classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. OREO disposals of $416,000 netted gains of $188,000 on disposals for the nine months ended September 30, 2019.  In connection with a sale of a commercial building, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610‑20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. To adjust properties to current appraised values, additions to the valuation allowance of $766,000 were taken for the nine months ended September 30, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

At September 30, 2019, greater than 99%, or $219.5 million of the carrying value of AFS and HTM securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 99%, or $215.8 million, at December 31, 2018. Debt securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended September 30, 2019 and the year ended December 31, 2018, respectively. Classified securities decreased $482,000 from $482,000 at December 31, 2018 to $0 at September 30, 2019.
Gross unrealized losses on HTM and AFS securities decreased from $5.4 million at December 31, 2018 to $353,000 at September 30, 2019 (see Note 2 in Consolidated Financial Statements). Gross unrealized losses at September 30, 2019 and December 31, 2018 for AFS securities were $172,000 and $2.8 million, respectively, of amortized cost of $128.9 million and $122.5 million, respectively. Gross unrealized losses at September 30, 2019 and December 31, 2018 for HTM securities were $181,000 and $2.7 million, respectively, of amortized cost of $88.7 million and $96.3 million, respectively. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Bank holds over 99% of its AFS and HTM securities as asset-backed securities of GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company intends to, and has the ability to, hold both AFS and HTM securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS and HTM securities with unrealized losses will either recover in market value or be paid off as agreed.
Liabilities
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest-bearing deposits	$243,425	$209,378	$34,047	16.3%
Interest-bearing deposits	1,316,535	1,220,251	96,284	7.9%
Total deposits	1,559,960	1,429,629	130,331	9.1%
Short-term borrowings	15,000	35,000	(20,000)	—
Long-term debt	55,387	20,436	34,951	171.0%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	23,000	23,000	—	—%
Lease liabilities - operating leases	8,607	—	8,607	n/a
Accrued expenses and other liabilities	14,369	14,680	(311)	(2.1)%
Total Liabilities	$1,688,323	$1,534,745	$153,578	10.0%
Deposits and Borrowings
Total deposits increased $130.3 million or 9.1% (12.2% annualized) to $1,560.0 million at September 30, 2019 compared to $1,429.6 million at December 31, 2018. The $130.3 million increase was comprised of a $142.6 million increase to transaction deposits and a $12.3 million decrease to time deposits. Non-interest-bearing demand deposits have increased $34.0 million or 16.3% to $243.4 million (15.6% of deposits) at September 30, 2019 compared to $209.4 million (14.7% of deposits) at December 31, 2018. The Bank typically experiences a reduction in transaction deposits during the first quarter as our business customers use transaction account balances to pay expenses and taxes accrued in the prior year. During the second quarter deposit balances generally increase through the end of the year. Transaction accounts decreased $13.3 million in first quarter of 2019 while time deposits increased $22.8 million. During the second quarter of 2019, transaction accounts increased $64.5 million while time deposits decreased $9.3 million. During the third quarter of 2019, transaction accounts increased $91.4 million while time deposits decreased $25.8 million.

At September 30, 2019 and December 31, 2018, total deposits consisted of $1,538.9 million and $1,376.5 million in retail deposits and $21.1 million, and $53.1 million in wholesale deposits. Wholesale deposits include traditional brokered deposits and do not include the portion of reciprocal deposits classified as brokered deposits for call reporting purposes. The Bank increased retail deposits $389.3 million or 39.4% during 2018 to $1,376.5 million at December 31, 2018 as a result of the acquisition of County First, targeted growth in relationships with local municipal agencies and continued organic growth in core markets. The Bank's municipal customers typically utilize treasury and cash management services involving multiple accounts as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Most of the municipal relationships’ balances are maintained in reciprocal deposits. Management believes that the diversity and complexity of products and services utilized, safeguards the stability of these relationships. The Bank's Asset and Liability Management process closely monitors municipal deposit concentrations to manage the impact of seasonal balance fluctuations.
Reciprocal deposits are used to maximize FDIC insurance available to our customers.  For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $135.8 million to $370.7 million at September 30, 2019 compared to $234.9 million at December 31, 2018. Reciprocal deposits as a percentage of the Bank’s liabilities at September 30, 2019 were 22.4% and as a result $39.6 million of reciprocal deposits were considered brokered deposits for call reporting purposes.
The FDIC’s examination policies require that the Company monitor customer deposit concentrations that are 2% or more of total deposits. At September 30, 2019, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $320.3 million which represented 20.50% of total deposits. At December 31, 2018, one customer deposit relationship exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits. The reported concentrations at September 30, 2019 and December 31, 2018 were with local municipal agencies.
At September 30, 2019, the Company had on-balance sheet liquidity of $252.6 million, which consists of cash and cash equivalents, available for sale (“AFS”) securities and equity securities carried at fair value through income. The Company generally does not pledge AFS securities. The Company had $194.0 million in available FHLB lines at September 30, 2019, which does not include any pledged AFS securities. In addition, there was $40.6 million in unpledged held-to-maturity securities available for pledging.
The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Wholesale funding as a percentage of assets decreased to 4.93% or $91.5 million at September 30, 2019 compared to 6.43% or $108.5 million at December 31, 2018.  Wholesale funding includes traditional brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Wholesale funding has decreased from 18.63% at December 31, 2017 because of the Bank’s increased liquidity from organic deposit growth and the 2018 acquisition. Liquidity improved with the increase in transaction deposits and decrease in wholesale funding that began in 2018. The Company’s net loan to deposit ratio decreased from 103.1% at December 31, 2017 to 93.5% at December 31, 2018 and to 90.1% at September 30, 2019.
The Company intends to use available on-balance sheet liquidity to fund loans, increase investments, pay down wholesale funding and change the funding mix to decrease funding with higher betas.
Details of the Company’s deposit portfolio at September 30, 2019 and December 31, 2018 are presented below:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$243,425	15.60%	$209,379	14.65%
Interest-bearing:
Demand	539,512	34.58%	437,169	30.58%
Money market deposits	274,743	17.61%	266,160	18.62%
Savings	67,544	4.33%	69,892	4.89%
Certificates of deposit	434,736	27.87%	447,029	31.27%
Total interest-bearing	1,316,535	84.40%	1,220,250	85.35%

Total Deposits	$1,559,960	100.00%	$1,429,629	100.00%

Transaction accounts	$1,125,224	72.13%	$982,600	68.73%

The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At September 30, 2019 and December 31, 2018, 73% and 100% of the Bank’s long-term debt was fixed for rate and term, respectively. At September 30, 2019, the Bank had $15.0 million of long-term debt convertible debt which is callable by the issuer on a quarterly basis until maturity in 2029.
Stockholders’ Equity
Total stockholders’ equity increased $12.9 million, or 8.4%, to $167.4 million at September 30, 2019 compared to $154.5 million at December 31, 2018. This increase primarily resulted from net income of $11.2 million, an increase in accumulated other comprehensive income of $3.6 million and net stock related activities in connection with stock-based compensation and ESOP activity of $189,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $2.0 million and repurchases of common stock of $17,000. The Company increased its quarterly dividend from $0.10 in 2018 to $0.125 in 2019.
Common stockholders’ equity of $167.4 million and $154.5 million at September 30, 2019 and December 31, 2018 resulted in a book value per common share of $29.98 and $27.70, respectively. Tangible book value at September 30, 2019 and December 31, 2018 was $27.63 and $25.25, respectively. Tangible book value was the same as book value prior to December 31, 2017 because the Company had no intangible assets. The Company’s ratio of tangible common equity to tangible assets decreased to 8.37% at September 30, 2019 from 8.41% at December 31, 2018. The Company’s Common Equity Tier 1 (“CET1”) ratio was 10.35% at September 30, 2019 and 10.36% at December 31, 2018. The Company remains well capitalized at September 30, 2019 with a Tier 1 capital to average assets (leverage ratio) of 9.49% at September 30, 2019 compared to 9.50% at December 31, 2018.
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Common Stock at par of $0.01	$56	$56	$—	—%
Additional paid in capital	84,713	84,397	316	0.4%
Retained earnings	81,682	72,594	9,088	12.5%
Accumulated other comprehensive income (loss)	1,715	(1,847)	3,562	192.9%
Unearned ESOP shares	(757)	(718)	(39)	(5.4)%
Total Stockholders’ Equity	$167,409	$154,482	$12,927	8.4%
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by its ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At September 30, 2019, we continue to remain in a well-capitalized position. Shareholders’ equity at September 30, 2019 was $167.4 million, compared to $154.5 million at December 31, 2018.
During the nine months ended September 30, 2019 and 2018, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2019, and December 31, 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At September 30, 2019 and December 31, 2018, the Bank had $71.0 million and $47.3 million, respectively, in loan commitments outstanding. In addition, at September 30, 2019 and December 31, 2018, the Bank had $18.7 million and $21.2 million, respectively, in letters of credit and approximately $228.3 million and $211.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of September 30, 2019 and December 31, 2018 totaled $325.3 million, or 74.82% and $278.8 million, or 62.36%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Cash and cash equivalents as of September 30, 2019 totaled $116.7 million, an increase of $83.7 million from the December 31, 2018 total of $33.0 million. Ending cash balances increased primarily due to increases in net deposits, proceeds from long-term debt, and proceeds from principal payments on investment securities. These increases were partially offset by the excess of loan originations over principal collected, the purchase of investment securities and the net decrease in short-term borrowings. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the nine months ended September 30, 2019, all financing activities provided $143.2 million in cash compared to $27.6 million in cash used for the same period in 2018. The Company provided $115.6 million of additional cash from financing activities in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to $117.5 million less cash used for payments of long-term debt and short-term borrowings, $15.0 million in cash provided from long-term debt proceeds, and $72,000 less used for other stock related activity, offset by decreases in net deposits of $16.6 million and increases in dividends paid of $381,000.
During the nine months ended September 30, 2019 all investing activities used $71.7 million in cash compared to $15.5 million in cash provided for the same period in 2018. The increase in cash used of $87.1 million was primarily the result of a one-time receipt of $32.5 million of cash from the 2018 County First acquisition and $54.6 million more cash used for loan activities, and $2.4 million less cash provided from the sale of assets and other real estate owned. The Company received $34.9 million from the sale of securities from the County First acquisition in the first nine months of 2018 compared to $0 from sales during the first nine months of 2019. Cash used increased for the funding of loans originated, which increased $108.1 million from $238.7 million for the nine months ended September 30, 2018 to $346.8 million for the nine months ended September 30, 2019. Cash used decreased as principal received on loans for the nine months ended September 30, 2019 increased over the prior year comparable period. Principal collected on loans increased $53.5 million from $221.4 million from the nine months ended September 30, 2018 to $274.9 million for the nine months ended September 30, 2019.
Operating activities provided cash of $12.1 million, or $1.0 million less cash, for the nine months ended September 30, 2019, compared to $13.1 million of cash provided for the same period of 2018.
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk," as presented in the Company's Form 10‑K for the year ended December 31, 2018.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As September 30, 2019 and December 31, 2018, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.

The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income (NII)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

September 30, 2019	(9.12)%	(3.91)%	0.87%
June 30, 2019	(5.83)%	(3.25)%	2.09%
March 31, 2019	(8.55)%	(4.91)%	1.25%
December 31, 2018	(8.02)%	(3.73)%	0.79%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)

September 30, 2019	(1.53)%	2.38%	22.11%
June 30, 2019	(0.31)%	0.61%	5.36%
March 31, 2019	(6.90)%	(3.80)%	5.74%
December 31, 2018	(5.40)%	(1.82)%	16.30%
ITEM 4 - CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of September 30, 2019, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended September 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	—	—	186,078
August 1-31, 2019	—	—	—	186,078
September 1-30, 2019	—	—	—	186,078
Total	—	—	—	186,078

Item 3 - Defaults Upon Senior Securities
Not applicable.

Item 4 – Mine Safety Disclosures
Not applicable.

Item 5 - Other Information
None

Item 6 – Exhibits

Number	Description

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101.0
The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 5, 2019	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 5, 2019	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer