Form 10-K
period 2019-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2020-03-04
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________
Commission File No. 001-36094
THE COMMUNITY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1652138
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3035 Leonardtown Road, Waldorf, Maryland	20601
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (301) 645-5601
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TCFC	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $162.60 million based on the closing price $33.73 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter.  For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.
The number of shares of Registrant's Common Stock outstanding as of March 2, 2020 was 5,901,291.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

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
Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: the synergies and other expected financial benefits from any acquisition we might undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to merger integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2019, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

3

PART I
Item 1. Business
Business
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
The Company is a bank holding company organized in 1989 under the laws of the State of Maryland. It owns all the outstanding shares of capital stock of the Bank, a Maryland-chartered commercial bank. The Bank was organized in 1950 as Tri-County Building and Loan Association of Waldorf, a mutual savings and loan association, and in 1986 converted to a federal stock savings bank and adopted the name Tri-County Federal Savings Bank. In 1997, the Bank converted to a Maryland-chartered commercial bank and adopted the name Community Bank of Tri-County. Effective October 18, 2013, Community Bank changed its name to become Community Bank of the Chesapeake. The Company engages in no significant activity other than holding the stock of the Bank and operating the business of the Bank. Accordingly, the information set forth in this 10-K, including financial statements and related data, relates primarily to the Bank and its subsidiaries.
The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits. One of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients.
Our customer focus is to serve small and medium sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. Relationship teams provide customers with specific banker contacts and a support team to address product and service demands. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our structure provides a consistent and superior level of professional service and excelling at customer service is a critical part of our culture. The Bank’s marketing is directed towards increasing its balances of transactional deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings.
We also serve our customers through our website: www.cbtc.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides information about the Company for the investment community. In addition, our filings with the SEC (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our website. The website also provides information regarding our Board of Directors and management team, as well as Board Committee charters and our corporate governance policies. The content of our website is not incorporated by reference into this Annual Report.
The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary federal regulator.
Market Area
The Bank considers its principal lending and deposit market area to consist of the tri-county area in Southern Maryland and the greater Fredericksburg area in Virginia. As a result of the Bank’s expansion into the greater Fredericksburg market in 2013, Stafford and Spotsylvania Counties have become part of the Bank’s principal lending and deposit market area. Our market area is one of the fastest growing regions in the country and is home to a mix of federal facilities and industrial and high-tech businesses. The Bank’s primary market areas boast a strong median household income, low unemployment and projected population growth better than national averages. Based on information from the U.S. Bureau of Labor Statistics, unemployment rates in the Company’s footprint have historically remained well below the national average.
The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic activity. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare –Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important contributor to the region’s overall economic health. The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector.
The Bank expanded into the greater Fredericksburg, Virginia market in August 2013. According to the Fredericksburg Regional Alliance, Fredericksburg is the fastest growing market in the Commonwealth of Virginia.
Competition

The Bank faces strong competition for deposits and loans primarily from other banks and federal and state credit unions located in its market area. There are more than 20 FDIC-insured depository institutions as well as several large credit unions operating in the Bank’s footprint including several large regional and national bank holding companies. The Bank also faces significant competition for deposits from mutual funds, brokerage firms, online Banks, and other financial service companies. The Bank competes for loans by providing competitive rates, flexible terms and personal service, including customer access to senior decision makers. It competes for deposits by offering depositors a variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used targeted direct mail, print and online advertising and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff to provide high-quality service.
Economy
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
The economy continued to grow in 2019 with annual GDP growth of 2.3%, led by consumer spending. Residential home spending and refinancing activity began to improve in the second half of 2019, as interest rates were cut multiple times by the Federal Reserve Open Market Committee ("FOMC"). Business investment declined in 2019 and could be an important economic indicator of an economic slowdown if it declines further in 2020. The fears of a negative impact on GDP from trade wars were sidelined in late 2019 and early 2020 with progress on a US-China trade deal and the passing of the United States-Mexico-Canada Agreement (USMCA). The continued progress with US-China trade relationship could have an impact on the 2020 economy. The United States reached its longest expansion in US history during the third quarter of 2019. Despite the length of the current recovery, many economists do not see a looming recession in 2020 but are cautious to predict continued economic expansion about 2021 and beyond.
In 2019, the Mid-Atlantic region in which the Company operates continued to experience solid regional economic performance. In the Bank’s footprint residential housing demand was stable during 2019 with home prices up between 1.0% to 4.0% in the Bank's footprint.
The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to faster economic growth in our market and lower unemployment compared to the nation as a whole. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health. In addition, the Bank’s proximity to Washington DC, Annapolis, Northern Virginia and Prince George County has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth.
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
The FOMC rate cuts in 2019 helped limit the Company’s net interest margin compression compared to peer institutions as the Bank's slight liability-sensitivity caused interest-bearing liabilities to reprice only slightly slower than interest-earning assets.
Lending Activities
General
The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include commercial real estate loans, loans secured by residential rental property, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. Most of the Bank’s customers are residents of or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses with revenues of $5.0 million to $35.0 million as well as not-for-profits in Southern Maryland, the Annapolis and Prince George's County areas of Maryland and the greater Fredericksburg area of Virginia. For a description of the risk characteristics of the Bank's loan portfolio segments refer to Note 3 of the Consolidated Financial Statements.
Commercial Real Estate (CRE) and Other Non-Residential Real Estate Loans
The permanent financing of commercial and other improved real estate projects, including office buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. The CRE portfolio includes commercial construction that converts after the completion of construction to permanent financing.
Commercial real estate loans are secured by real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index, LIBOR or other indices. The great majority of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.
Payments on loans secured by commercial real estate are often dependent on the successful operation of the business or management of the properties. Repayment of such loans may be subject to conditions in the real estate market or the economy. As a result of the greater emphasis that the Bank places on increasing its portfolio of commercial real estate loans, the Bank is increasingly exposed to the risks posed by this type of lending. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property, as well as the borrower’s global cash flows. If a determination is made that there is a potential environmental hazard, the Bank will complete an Environmental Assessment Checklist. If this checklist or the appraisal indicates potential issues, a Phase 1 environmental survey will generally be required.
Residential First Mortgage Loans
Residential first mortgage loans are generally long-term loans, amortized on a monthly or bi-weekly basis, with principal and interest due each payment. These loans are secured by owner-occupied single-family homes. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. Residential real estate loans typically remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty.
The Bank stopped originating owner-occupied residential first mortgages in 2015 and established third-party sources to originate its residential whole-loan portfolio. It has been the Bank’s practice to buy residential first mortgages from other financial institutions. The third-party sources allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase individual residential first mortgage loans as well as the right to service the loans acquired. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance).

Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2019 and 2018. All improved real estate that serves as security for a loan made by the Bank must be insured. Insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness.
Longer-term fixed-rate and adjustable-rate residential mortgage loans are subject to greater interest-rate risk due to term and annual and lifetime limitations on interest rate adjustments. Adjustable mortgages are generally adjustable on one-, three-, five-, and seven-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.
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

Home Equity and Second Mortgage Loans
The Bank has a portfolio of home equity and second mortgage loans. Home equity loans are generally lines of credit and have terms of up to 20 years, variable rates priced at the then current Wall Street Journal prime rate plus a margin, and require an 80% or 90% loan-to-value ratio (including any prior liens), depending on the specific loan program. Second mortgage loans are fixed or variable-rate loans that have original terms between five and 15 years. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage must be paid off prior to collection of the second mortgage.
Commercial Loans
The Bank offers its business customers a variety of commercial loan products including term loans, demand loans, and lines of credit. Loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other collateral. The availability of funds for the repayment of commercial loans may depend on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely.
Consumer Loans
The Bank makes a variety of consumer loans including vehicle loans, home improvement loans, and lines of credit. Loans may be secured or unsecured. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.
Commercial Equipment Loans
The Bank has an amortizing commercial loan portfolio consisting of commercial equipment loans. These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other collateral. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk than commercial real estate loans. The availability of funds for the repayment of commercial equipment loans may depend on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.
Loan Originations, Purchases and Sales
The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to Bank guidelines. Additionally, residential mortgages are purchased from third-party providers after reviewing loan documents, underwriting support, and completing other procedures, as necessary.
Loan processing functions are generally centralized except for small consumer loans. Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties. The Company sold no residential mortgage loans for the years ended December 31, 2019, 2018 and 2017.
To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank may also buy loans or portions of loans from other lenders to limit overall exposure. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio as described below.
Loan Approvals, Procedures and Authority
Loan approval authority is established by Board policy. The Credit Risk Committee (“CRC”) of the Board, consisting of three or more directors, assists the Board in its oversight responsibilities. The Committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board and strategic guidance to management on the assumption, management and mitigation of credit risk.

All loans and loan relationships that exceed the Bank’s in-house lending limit are required to be approved by at least three (3) members of the Bank’s CRC. In addition, the Board of Directors or the CRC approve all loans required to be approved by regulation, such as Regulation O loans or commercial loans to employees. The in-house lending guideline is approved by the Board on an annual basis or as needed if more frequently and is less than the Bank’s legal lending limit.
The Officer’s Loan Committee (OLC) consists of the following members of the Bank’s executive management; the Chief Executive Officer (“CEO”), President, Business Officers of the Virginia and Maryland markets and the Senior Credit Officer ("SCO"). The OLC must have three (3) aforementioned members of Executive Management approve all loans that meet the OLC threshold. Loans that fall below the OLC threshold are approved by the appropriate level of line and credit (dual approved authority).
Loans to One Borrower
Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 100% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $19.4 million to any one borrower at December 31, 2019. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $30.0 million to any one borrower at December 31, 2019. At December 31, 2019, the largest amount outstanding and committed to any one borrower and borrower’s related interests was $27.0 million.
Loan Commitments
The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. It has been the Bank’s experience that few commitments expire unfunded.  Refer to Note 18 "Commitments and Contingencies" in the consolidated financial statements for more information.
Maturity of Loan Portfolio
See Management's Discussion and Analysis ("MD&A") for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2019.
Asset Classification
Federal regulations require use of an internal asset classification system to report on asset quality. We use an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories but possess weaknesses are required to be designated “special mention.”
When an insured institution classifies assets as “substandard” or “doubtful,” it is required that a specific valuation allowance for loan losses be established in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. For additional information regarding the Company's credit quality indicators and risk grading scale refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A.
Delinquencies
The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted, and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2019 and 2018, respectively, refer to Note 3 in the Consolidated Financial Statements.
Impaired Loans and Allowance for Loan Losses
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank individually evaluates substandard classified loans to determine whether a loan is impaired. Classified doubtful and loss loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (“TDRs”) are generally considered impaired. For additional information regarding the Company's impairment methodology as well as the allowance for loans losses refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A under Critical Accounting Policies and Asset Quality.
Non-performing Assets
The Bank’s non-performing assets include other real estate owned, non-accrual loans and TDRs. Both non-accrual and TDR loans include loans that are paid current and are performing in accordance with the term of their original or modified contract terms. For a detailed discussion on asset quality see the MD&A.
Investment Activities
The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of asset-backed mortgage-backed (“MBS”) and collateralized mortgage obligations (“CMOs”) and other securities issued by U.S. government agencies and government-sponsored enterprises (“GSEs”), including FNMA and FHLMC. The Bank also has smaller holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, municipal bonds and other equity and debt securities. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings.
The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as AFS and accounted for at fair value. In December 2019, the Company reclassified the HTM investment portfolio to the AFS investment portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Management believes that the reclassification and active oversight of the investment portfolio allows the Bank to take appropriate actions to defend interest-rate sensitivity in both rates up or down environments, and over time should lead to improved earnings of the Bank in a safe and sound manner. Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. The Company's HTM portfolio was primarily asset-backed securities issued by GSEs and U.S. Agencies. There were no HTM investments securities at December 31, 2019. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see the MD&A and Notes 1 and 2 in the Consolidated Financial Statements.

Deposits and Other Sources of Funds
General
The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from its market area. The Company uses brokered deposits and borrowings to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Reciprocal deposits are used to maximize FDIC insurance available to our customers. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of a bank’s liabilities or $5.0 billion.
Deposits
The Bank’s deposit products include savings, money market, demand deposit, IRA, SEP, and time deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, FDIC insured reciprocal deposits, merchant card services, credit monitoring, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Cirrus, Allpoint and Star ATM networks as well as the Bazing online membership discount program. As of December 31, 2019, the Bank operated 15 automated teller machines which includes three stand-alone locations.
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. For a discussion of deposits, see the MD&A and Notes 1 and 7 in the Consolidated Financial Statements.
Borrowings
Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. For a discussion of borrowing, see the MD&A and Notes 1, 8, 9 and 10 in the Consolidated Financial Statements.
Subsidiary Activities
The Company has two direct subsidiaries other than the Bank. In July 2004, Tri-County Capital Trust I was established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust I issued $7.0 million of trust preferred securities on July 22, 2004. In June 2005, Tri-County Capital Trust II was also established as a statutory trust under Delaware law as a wholly owned subsidiary of the Company to issue trust preferred securities. Tri-County Capital Trust II issued $5.0 million of trust preferred securities on June 15, 2005. For more information regarding these entities, see Note 9 in the Consolidated Financial Statements.
The Bank has one direct subsidiary, Community Mortgage Corporation of Tri-County, that is currently inactive. This corporation was formed in April 1997 as a wholly owned subsidiary of the Bank to offer mortgage banking, brokerage, and other services to the public.
Employees
The Bank has 194 full time equivalent employees as of December 31, 2019. Bank employees are not represented by any collective bargaining agreements. We believe that relations with our employees are good. The Company has no employees and reimburses the Bank for estimated expenses, including an allocation of salaries and benefits.

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
Acquisition of Control
A bank holding company, with certain exceptions, must obtain Federal Reserve Board approval before (1) acquiring ownership or control of another bank or bank holding company if it would own or control more than 5% of the voting shares of such bank or bank holding company (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging with another bank holding company. In evaluating such application, the Federal Reserve Board considers factors such as the financial condition and managerial resources of the companies involved, the convenience and needs of the communities to be served and competitive factors. Federal law provides that no person may acquire “control” of a bank holding company or insured bank without the approval of the appropriate federal regulator. Control is defined to mean direct or indirect ownership, control of 25% or more of any class of voting stock, control of the election of a majority of the bank’s directors or a determination by the Federal Reserve Board that the acquirer has or would have the power to exercise a controlling influence over the management or policies of the institution.
The Maryland Financial Institutions Code additionally prohibits any person from acquiring more than 10% of the outstanding shares of any class of securities of a bank or bank holding company or electing a majority of the directors or directing the management or policies of any such entity, without the prior approval of the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution.
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
Dividend
The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation of the Bank – Capital Adequacy.”

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
Reserve Requirements
Under federal regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations required that reserves be maintained against aggregate transaction accounts as follows for 2019: (i) a 3% reserve ratio was assessed on net transaction accounts up to and including $124.2 million; and (ii) a 10% reserve ratio was applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2020, a 3% ratio for up to $127.5 million and an exemption of $16.9 million. At December 31, 2019, the Bank met applicable reserve requirements.
Transactions with Affiliates
A state nonmember bank, such as the Bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2019, we had no transactions with affiliates.
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
At December 31, 2019 and 2018, our loan portfolio included $964.8 million, or 66.3%, and $878.0 million, or 65.2%, respectively, of commercial real estate loans, $123.6 million, or 8.5%, and $124.3 million, or 9.2%, respectively, of residential rental loans, $63.1 million, or 4.3% and $71.7 million, or 5.3%, respectively of commercial business loans and $63.6 million, or 4.4% and $50.2 million, or 3.7%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2019 and 2018, $16.6 million, or 92.8% and $17.8 million, or 92.1%, respectively, of our non-accrual loans of $17.9 million and $19.3 million, respectively, consisted of commercial loans.
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” referred to herein as the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory inquiry where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Additionally, in December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, referred to herein as the 2015 Statement. In the 2015 Statement, the federal banking regulators, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. Taking into account this guidance, if the FDIC, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, for reasons noted above or otherwise, the Company’s earnings could be adversely affected. At December 31, 2019, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 319.98% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.
We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For the years ended December 31, 2019 and 2018, we recorded a provision for loan losses of $2.1 million and $1.4 million, respectively. We also recorded net loan charge-offs of $2.2 million and $944,000 for the years ended December 31, 2019 and 2018, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $26.3 million, or 1.46% of total assets and $34.1 million, or 2.02% of total assets, respectively, at December 31, 2019 and 2018. Additionally, loans that were classified as special mention and substandard were $26.9 million and $32.2 million, respectively, at December 31, 2019 and 2018. We had no loans classified as doubtful or loss at December 31, 2019 and 2018. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
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
At December 31, 2019 and 2018, our non-accrual loans totaled $17.9 million, or 1.23% of our loan portfolio and $19.3 million, or 1.43% of our loan portfolio, respectively. At December 31, 2019 and 2018, our non-accrual loans, OREO and accruing TDRs totaled $26.3 million, or 1.46% of total assets and $34.1 million, or 2.02% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted, and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
At December 31, 2019 and 2018 our total classified assets were $34.6 million and $40.8 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.
Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.
At December 31, 2019 and 2018, $167.7 million, or 11.5%, of our total loan portfolio, and $156.7 million, or 11.6%, of our total loan portfolio, respectively, consisted of owner-occupied one- to four-family residential mortgage loans. At December 31, 2019 and 2018, $36.1 million, or 2.5%, of our total loan portfolio and $35.6 million, or 2.6%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
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
Significant variations in deposit concentrations and pricing could have a material adverse effect on our business, financial condition and results of operations. We manage portfolio diversification through our asset/liability committee process. We occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. The aggregate amount of our top 25 deposit relationships have grown from $347.4 million, or 20.6%, of our total assets at December 31, 2018 to $503.3 million, or 28.0% of our total assets at December 31, 2019. The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2019, the Bank had two local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits of $1,511.8 million. At December 31, 2018, there was one municipal customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million.
The Bank's asset and liability management process closely monitors municipal deposit concentrations. However, unanticipated significant changes in these large balances could affect our liquidity risk and pricing risk. While we reduced our reliance on wholesale funding during the year ended December 31, 2019, the withdrawal of more municipal deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similarly priced deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of the two. The replacement of municipal deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations.
The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our common and preferred stockholders, pay our obligations and meet our debt service requirements is derived from dividends received from the Bank. Future dividend payments by the Bank to us will require generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.
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
Third party vendors provide key components of our business infrastructure such as core data processing systems, internet, mobile applications, connections, network access and fund distribution. While we have selected these third-party vendors carefully, we cannot control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third-party vendors could also entail significant delay and expense.
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
In addition, we provide our customers with the ability to bank remotely, including over the Internet, mobile applications and the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Despite instituted safeguards and monitoring, our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, physical and cyber security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
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
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet, mobile applications, and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Despite our security measures and monitoring, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, revenues, financial condition and competitive position. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.
If our information technology is unable to keep pace with industry developments, our business and results of operations may be adversely affected.
Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.
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
The Company may be required to transition from the use of the LIBOR interest rate index in the future.
The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates, may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations. The Company continues to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. In particular, the Company has implemented or is in the process of implementing fallback language for LIBOR-linked loans.
Strategic and Other Risks
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
Risks Related to the Company’s Financial Statements
Changes in accounting standards or interpretation of new or existing standards may affect how the Company reports its financial condition and results of operations.
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.
The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.
FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2022 unless the Company chooses early adoption. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses and will likely increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could continue to have an impact on the banking industry, borrowers and the market for single family residential and multi-family residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in the Company’s portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in the Company’s provision for expected credit losses. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could have a material adverse effect on the Company’s business, financial condition and results of operations.
Impairment in the carrying value of goodwill and other intangible assets could negatively impact the Company’s financial condition and results of operations.
At December 31, 2019, goodwill and other intangible assets totaled $13.0 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.
The Company’s accounting estimates, and risk management processes rely on analytical and forecasting models.
The processes that the Company uses to estimate its expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that the Company uses for determining its expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.
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
The Company and the Bank are subject to extensive regulation, supervision and examination as noted in the “Supervision and Regulation” section of this report. The regulation and supervision by the Maryland Commissioner, the Federal Reserve and the FDIC are not intended to protect the interests of investors in The Community Financial Corporation common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which the Company may conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to the Company and the Bank are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products the Company may offer, or affect the competitive balance between banks and other financial institutions. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.
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
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. In recent years, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels. U.S. economic activity has significantly improved, but there can be no assurance that this progress will continue or will not reverse.

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
The Company is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low and moderate-income neighborhoods. If the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.
A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines.

Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
On December 31, 2019, the Company entered into subscription agreements with various purchasers under which it issued a total of 312,747 shares of its common stock in a private placement offering. In order to maintain our capital at desired or regulatory-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters are located in Waldorf, MD. As of December 31, 2019, the Bank operates 12 full services branches. See Note 5, "Premises and Equipment" in the Notes to the Consolidated Financial Statements for additional information.
The net book value of premises, which included land, building and improvements, totaled $20.2 million and $20.8 million, respectively, at December 31, 2019 and 2018.

Branch Location	Address	Description	Owned or Leased

Bryans Road	8010 Matthews Road Bryans Road, MD 20616	Full service branch with drive-thru	Owned

Charlotte Hall	30165 Three Notch Rd Charlotte Hall, MD 20622	Full service branch with drive-thru	Land Leased Building Owned

Dunkirk	10321 Southern Maryland Blvd Dunkirk, MD 20754	Full service branch with drive-thru	Leased

Fredericksburg	10 Chatham Heights Road, Suite 104 Fredericksburg, VA 22405	Loan office and operations center	Leased

Fredericksburg - Downtown	425 William Street Fredericksburg, VA 22401	Full service branch with drive-thru	Owned

La Plata	101 Drury Dr La Plata, MD 20646	Full service branch with drive-thru	Owned

La Plata - Downtown	202 Centennial St La Plata, MD 20646	Full service branch with drive-thru and loan office	Owned

Leonardtown	25395 Point Lookout Rd Leonardtown, MD 20650	Full service branch with drive-thru and loan office	Owned

Lexington Park	22730 Three Notch Rd California, MD 20619	Full service branch with drive-thru	Owned

Lusby	11725 Rousby Hall Road Lusby, MD 20657	Full service branch with drive-thru	Land Leased Building Owned

Prince Frederick	200 Market Square Dr Prince Frederick, MD 20678	Full service branch with drive-thru	Land Leased Building Owned

Prince Frederick	995 N Prince Frederick Blvd, Suite 105 Prince Frederick, MD 20678	Loan office	Leased

St. Patrick's	20 St Patricks Dr Waldorf, MD 20603	Full service branch with drive-thru	Land Leased Building Owned

Waldorf (Main Office)	3035 Leonardtown Rd Waldorf, MD 20601	Full service branch with drive-thru and operations center	Owned
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
The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during 2019 and 2018 and the dividends declared per share for common stock. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended	High	Low	Dividend Per Share
December 31, 2019	$36.23	$30.83	$0.125
September 30, 2019	33.80	30.20	0.125
June 30, 2019	34.15	28.12	0.125
March 31, 2019	30.35	27.30	0.125
December 31, 2018	34.08	26.47	0.10
September 30, 2018	37.09	32.83	0.10
June 30, 2018	37.75	35.12	0.10
March 31, 2018	39.07	35.77	0.10
Holders
The common stock of the Company is traded on the NASDAQ Stock Exchange (Symbol: TCFC). The number of stockholders of record of the Company at March 2, 2020 was 769.
Dividends
During 2019, the Company declared and paid four quarters of dividends at $0.125 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter. In December 2019, the Company’s Board of Directors approved a dividend of $0.125 per share, payable during the first quarter of 2020 to shareholders of record as of January 20, 2020.
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
Without the approval of the FDIC, a Federal Reserve nonmember bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would not be adequately capitalized thereafter. In addition, the Bank may not make a capital distribution that would reduce its net worth below the amount required to maintain the liquidation account established for the benefit of its depositors at the time of its conversion to stock form.
Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2014, assuming reinvestment of all dividends paid into the stock or the index.

The graph and table were prepared assuming that $100 was invested on December 31, 2014, in the common stock and the securities included in the indexes.

Source: Bloomberg	Year Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
The Community Financial Corporation	98.76	104.59	147.34	196.91	152.01	190.27
NASDAQ Bank Index	104.92	114.20	157.56	166.16	139.28	165.11
NASDAQ Capital Market Composite	94.40	78.39	89.85	104.99	88.89	112.00
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan"). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. During the quarter ended December 31, 2015, the 2015 repurchase plan began with the termination of the 2008 repurchase program. As of December 31, 2019, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows the repurchases during the three months ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	—	$—	—	186,078
November 1-30, 2019	—	—	—	186,078
December 1-31, 2019	—	—	—	186,078
Total	—	$—	—	186,078

Item 6. Selected Financial Data
SUMMARY OF SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2019, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
FINANCIAL CONDITION DATA
Total assets	$1,797,536	$1,689,227	$1,405,961	$1,334,257	$1,143,332
Loans receivable, net	1,445,109	1,337,129	1,140,615	1,079,519	909,200
Investment securities	213,065	220,884	167,531	162,280	144,536
Goodwill	10,835	10,835	~~—~~	~~—~~	~~—~~
Core deposit intangible	2,118	2,806	~~—~~	~~—~~	~~—~~
Deposits	1,511,837	1,429,629	1,106,237	1,038,825	906,899
Borrowings	45,370	55,436	142,998	144,559	91,617
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000	23,000	23,000	23,000
Stockholders’ equity—preferred	—	—	—	—	—
Stockholders’ equity—common	181,494	154,482	109,957	104,426	99,783
OPERATING DATA
Interest and dividend income	$72,453	$65,173	$53,570	$48,047	$43,873
Interest expenses	18,919	14,286	10,182	8,142	7,345
Net interest income (NII)	53,534	50,887	43,388	39,905	36,528
Provision for loan losses	2,130	1,405	1,010	2,359	1,433
NII after provision for loan losses	51,404	49,482	42,378	37,546	35,095
Noninterest income	5,766	4,068	4,041	3,796	3,299
Noninterest expenses	36,233	38,149	30,054	29,595	28,418
Income before income taxes	20,937	15,401	16,365	11,747	9,976
Income taxes	5,665	4,173	9,157	4,416	3,633
Net income	15,272	11,228	7,208	7,331	6,343
Preferred stock dividends declared	—	—	—	—	23
Income available to common shares	$15,272	$11,228	$7,208	$7,331	$6,320

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
COMMON SHARE DATA
Basic earnings per common share	$2.75	$2.02	$1.56	$1.59	$1.36
Diluted earnings per common share	2.75	2.02	1.56	1.59	1.35
Dividends declared per common share	0.50	0.40	0.40	0.40	0.40
Book value per common share	30.76	27.70	23.65	22.54	21.48
Tangible book value per common share (1)	28.57	25.25	—	—	—
Common shares outstanding at end of period	5,900,249	5,577,559	4,649,658	4,633,868	4,645,429
Basic weighted average common shares	5,560,588	5,550,510	4,627,776	4,599,502	4,676,748
Diluted weighted average common shares	5,560,588	5,550,510	4,629,228	4,599,502	4,676,748
OTHER DATA
Full-time equivalent employees	194	189	165	162	171
Full-service offices	12	12	11	12	12
Loan Production Offices	4	5	5	5	5
CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	10.08%	9.50%	8.79%	9.02%	10.01%
Tier 1 common capital to risk-weighted assets	11.11	10.36	9.51	9.54	10.16
Tier 1 capital to risk-weighted assets	11.91	11.23	10.53	10.62	11.38
Total risk-based capital to risk-weighted assets	14.16	13.68	13.40	13.60	14.58
Common equity to assets	10.10	9.15	7.82	7.83	8.73
Tangible common equity to tangible assets (1)	9.44	8.41	—	—	—

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
KEY OPERATING RATIOS
Return on average assets	0.88%	0.70%	0.52%	0.60%	0.58%
Return on average total equity	9.32	7.53	6.55	7.09	6.21
Return on average common equity	9.32	7.53	6.55	7.09	6.33
Average total equity to average total assets	9.40	9.30	7.99	8.41	9.35
Interest rate spread	3.06	3.22	3.24	3.35	3.48
Net interest margin	3.31	3.43	3.37	3.48	3.60
Efficiency ratio (2)	61.10	69.42	63.37	67.72	71.35
Common dividend payout ratio	18.18	19.80	25.64	25.16	29.41
Non-interest expense to average assets	2.08	2.38	2.18	2.41	2.60
Net operating expense to average assets (3)	1.75	2.13	1.89	2.10	2.30
Avg. int-earning assets to avg. int-bearing liabilities	121.62	121.31	116.95	117.56	117.71
_______________________________________
(1) The Company had no intangible assets between 2015-2017. The acquisition of County First Bank in January 2018 added intangible assets for goodwill and core deposits.
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

(dollars in thousands, except per share amounts)	December 31, 2019	December 31, 2018
Total assets	$1,797,536	$1,689,227
Less: intangible assets
Goodwill	10,835	10,835
Core deposit intangible	2,118	2,806
Total intangible assets	12,953	13,641
Tangible assets	$1,784,583	$1,675,586

Total common equity	$181,494	$154,482
Less: intangible assets	12,953	13,641
Tangible common equity	$168,541	$140,841

Common shares outstanding at end of period	5,900,249	5,577,559

GAAP common equity to assets	10.10%	9.15%
Non-GAAP tangible common equity to tangible assets	9.44%	8.41%

GAAP common book value per share	$30.76	$27.70
Non-GAAP tangible common book value per share	$28.57	$25.25

THE COMMUNITY FINANCIAL CORPORATION
RECONCILIATION OF GAAP AND NON-GAAP MEASURES
Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE
The Company's management discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs and the additional income tax expense from the revaluation of deferred tax assets as a result of the reduction in the corporate income tax rate under the enacted Tax Cuts and Jobs Act of 2017, that are not considered part of recurring operations. These expenses are excluded to derive “operating net income”, “operating earnings per share”, “operating return on average assets”, and “operating return on average common equity”. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2019	2018	2017
Net income (as reported)	$15,272	$11,228	$7,208
Impact of Tax Cuts and Jobs Act	—	—	2,740
Merger and acquisition costs (net of tax)	—	2,693	724
Non-GAAP operating net income	$15,272	$13,921	$10,672

Income before income taxes (as reported)	$15,272	$15,401	$16,365
Merger and acquisition costs ("M&A")	—	3,625	829
Adjusted pretax income	15,272	19,026	17,194
Adjusted income tax expense	—	5,105	6,522
Non-GAAP operating net income	$15,272	$13,921	$10,672

GAAP diluted earnings per share ("EPS")	$2.75	$2.02	$1.56
Non-GAAP operating diluted EPS before M&A	$2.75	$2.51	$2.31

GAAP return on average assets ("ROAA')	0.88%	0.70%	0.52%
Non-GAAP operating ROAA before M&A	0.88%	0.87%	0.78%

GAAP return on average common equity ("ROACE")	9.32%	7.53%	6.55%
Non-GAAP operating ROACE before M&A	9.32%	9.34%	9.70%

Net income (as reported)	$15,272	$11,228	$7,208
Weighted average common shares outstanding	5,560,588	5,550,510	4,629,228
Average assets	$1,743,448	$1,603,393	$1,376,983
Average equity	163,936	149,128	109,979

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
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that exist in the loan portfolio. The allowance is based on two principles of accounting: (1) FASB ASC Topic 450 “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (2) FASB ASC 310 “Receivables,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows and values observable in the secondary markets.
The allowance for loan losses balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance includes a specific and a general component. The specific component consists of management’s evaluation of impaired loans. Impairment is measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.
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
For additional information regarding the allowance for loan losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in this MD&A.
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
For additional information regarding OREO, refer to Notes 1 and 6 of the Consolidated Financial Statements.
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
For additional information regarding income taxes and deferred tax assets, refer to Notes 1 and 14 of the Consolidated Financial Statements.

COMPARISON OF RESULTS OF OPERATIONS
A comparison of the results of operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 is presented below.
Summary Financial Results
Years ended December 31, 2019 and December 31, 2018
During the year ended December 31, 2019, the Bank stabilized net interest margin, controlled expenses, organically grew loans and improved credit quality. The second half of 2019 was highlighted with a stable net interest margin due mainly to a slightly liability sensitive balance sheet and management's focus on improving the Bank's funding mix. Net interest margin declines were only four basis points from 3.33% in the second quarter of 2019 to 3.29% in the fourth quarter of 2019.
The Company successfully integrated the 2018 County First acquisition into its existing franchise. In 2019, the Company returned to trend organic loan growth between 6%-8%. We believe current market disruptions caused by industry consolidation will provide opportunities for continued organic growth in 2020.
Net income for the year ended December 31, 2019 was $15.3 million or $2.75 per diluted share compared to net income of $11.2 million or $2.02 per diluted share for the year ended December 31, 2018. The year ended December 31, 2018 included merger and acquisition costs net of tax of $2.7 million ($3.6 million pre-tax expense). Merger and acquisition costs did not impact earnings per share in 2019. Merger and acquisition costs resulted in a reduction to 2018 earnings per share of approximately $0.49. The Company’s ROAA and ROACE were 0.88% and 9.32% in the year ended December 31, 2019 compared to 0.70% and 7.53% in the year ended December 31, 2018.
Increased earnings in 2019 were the result of improving the funding composition of the Bank’s interest-bearing liabilities, controlling operating costs, and organic loan growth partially offset by decreasing margin. The $4.0 million increase to net income in 2019 compared to 2018 included increased net interest income and noninterest income of $2.6 million and $1.7 million, respectively, and a decrease in noninterest expense of $1.9 million. These additions to net income were partially offset by an increased loan loss provision of $725,000 for the comparable periods. The improvements to pre-tax income resulted in increased income tax expense of $1.5 million for 2019 compared to 2018.
Income before taxes (pretax net income) increased $5.5 million or 35.9% to $20.9 million for the year ended December 31, 2019 compared to $15.4 million for the year ended December 31, 2018. The Company’s pretax returns on average assets and common stockholders’ equity for 2019 were 1.20% and 12.77%, respectively, compared to 0.96% and 10.33%, respectively, for 2018.
The Company’s efficiency ratio decreased from 69.42% for the year ended December 31, 2018 to 61.10% for the year ended December 31, 2019, primarily as a result of increased efficiencies from the County First acquisition and updates to the Bank's technology platforms which have allowed the Company to slow the growth of expenses as the asset size of the Bank has increased. In addition, noninterest income increased as a percentage of average assets due to increases in fee income and service charge income. Management believes it is important to continue the focus on creating additional operating leverage in the present low interest rate environment.
The following were balance sheet financial highlights for 2019:

•
On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses. On February 15, 2020, the Company used the proceeds and a cash dividend from the Bank to redeem the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes. The redemption of the $23.0 million in subordinated notes in February 2020 will reduce interest expense by $1.4 million on an annualized basis and be accretive to earnings. The annualized positive impact on net interest margin is estimated to be between eight and nine basis points.

•
In the fourth quarter of 2019, the Company reclassified all HTM investments as AFS. The Company no longer intends to hold HTM investments. Management’s decision should improve interest rate risk management opportunities and increase available on-balance sheet liquidity. In addition, at the Bank’s current asset size, regulatory capital ratios will not be impacted as accumulated other comprehensive income (“AOCI”) is excluded.

•
Gross loans increased 8.0% or $107.3 million from $1,346.9 million at December 31, 2018 to $1,454.2 million at December 31, 2019. Overall loan growth for 2019 was as expected and based on management's evaluation of loan opportunities in light of marginal and total funding costs.

•
Total deposits increased $82.2 million or 5.8% to $1,511.8 million at December 31, 2019, which included an increase in transaction accounts of $135.1 million and a decrease in time deposits of $52.9 million. Transaction deposit accounts increased to 73.9% of deposits at December 31, 2019 from 68.7% at December 31, 2018.

•
Wholesale funding includes brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Wholesale funding decreased $62.2 million or 57.3% to $46.4 million at December 31, 2019 from $108.5 million at December 31, 2018 primarily due to the Bank’s increased liquidity from deposit growth. As a percentage of assets, wholesale funding decreased to 2.58% at December 31, 2019 from 6.43% at December 31, 2018.

•
Liquidity was stable in 2019 as the increase in transaction deposits were partially offset by a reduction in time deposits. The decrease in wholesale funding increased available off-balance sheet lines of credit. The Company’s net loan to deposit ratio has decreased from 103.1% at December 31, 2017 to 93.5% at December 31, 2018 and 95.6% at December 31, 2019. The Company used available on-balance sheet liquidity during 2018 and 2019 to fund loans, increase investments and pay down wholesale funding. Increased liquidity provides more opportunities to lower our funding costs over time.

•	Classified assets as a percentage of assets improved in 2019, decreasing 49 basis points from 2.42% at December 31, 2018 to 1.93% at December 31, 2019.

•	Non-accrual loans, OREO and TDRs to total assets decreased 56 basis points from 2.02% at December 31, 2018 to 1.46% at December 31, 2019.
Years ended December 31, 2018 and December 31, 2017
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
Net income for 2018 compared to 2017 increased due to additional net interest income from a larger balance sheet, a lower 2018 effective tax rate as well as the impact in 2017 of the $2.7 million in additional income tax expense from the revaluation of deferred tax assets partially offset by higher noninterest expenses and loan loss provisions. Earnings improved beginning in the second half of 2018 with the improved funding composition of the Bank’s interest-bearing liabilities from the acquisition of County First as well as organic deposit growth; controlled operating costs; and, moderate organic loan growth. A normalized expense run rate and the anticipated cost savings from the acquisition began to be realized during the second half of 2018.
Income before taxes (pretax net income) decreased $964,000 or 5.9% to $15.4 million for the year ended December 31, 2018 compared to $16.4 million for the year ended December 31, 2017. The Company’s pretax returns on average assets and common stockholders’ equity for 2017 were 0.96% and 10.33%, respectively, compared to 1.19% and 14.88%, respectively, for 2017. The decrease in pretax income included increases in noninterest expense of $8.1 million and the provision for loan losses of $395,000 partially offset increases in net interest income of $7.5 million.
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
The following were balance sheet financial highlights for 2018:

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

Average Balances and Yields for the years ended December 31, 2019, December 31, 2018 and 2017:
The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. There was $864,000 and $742,000 of accretion interest during the years ended December 31, 2019 and 2018, respectively.

	For the Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	912,954	43,016	4.71%	833,355	38,417	4.61%	699,349	30,897	4.42%
Residential first mortgages	159,702	5,840	3.66%	162,505	6,004	3.69%	176,186	6,636	3.77%
Residential rentals	121,912	6,186	5.07%	126,491	6,215	4.91%	106,000	4,897	4.62%
Construction and land development	32,590	1,897	5.82%	28,489	1,583	5.56%	33,798	1,677	4.96%
Home equity and second mortgages	36,330	2,066	5.69%	37,862	1992	5.26%	21,515	943	4.38%
Commercial and equipment loans	118,399	6,538	5.52%	103,537	5,490	5.30%	86,871	4,524	5.21%
Consumer loans	920	59	6.41%	798	54	6.77%	477	37	7.76%
Allowance for loan losses	(11,170)	—	—%	(10,745)	—	—%	(10,374)	—	—%
Loan portfolio	1,371,637	65,602	4.78%	1,282,292	59,755	4.66%	1,113,822	49,611	4.45%
Taxable investment securities	227,693	6,576	2.89%	190,998	5,153	2.70%	171,465	3,906	2.28%
Interest-bearing deposits in other banks	8,719	112	1.28%	6,741	182	2.70%	3,395	49	1.44%
Federal funds sold	7,577	163	2.15%	3,621	83	2.29%	167	4	2.40%
Interest-Earning Assets ("IEAs")	1,615,626	72,453	4.48%	1,483,652	65,173	4.39%	1,288,849	53,570	4.16%
Cash and cash equivalents	23,044			23,579			15,012
Goodwill	10,835			10,439			—
Core deposit intangible	2,479			3,209			—
Other assets	91,464			82,514			73,122
Total Assets	1,743,448			1,603,393			1,376,983

Average Balances and Yields for the years ended December 31, 2019, December 31, 2018 and 2017: (Continued)

	For the Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	226,964	—	—%	217,897	—	—%	154,225	—	—%
Interest-bearing deposits
Savings	70,130	70	0.10%	73,268	62	0.08%	53,560	27	0.05%
Interest-bearing demand and money market accounts	710,709	6,771	0.95%	584,341	4,020	0.69%	419,817	1,481	0.35%
Certificates of deposit	448,924	8,537	1.90%	452,494	6,600	1.46%	443,181	4,438	1.00%
Total interest-bearing deposits	1,229,763	15,378	1.25%	1,110,103	10,682	0.96%	916,558	5,946	0.65%
Total Deposits	1,456,727	15,378	1.06%	1,328,000	10,682	0.80%	1,070,783	5,946	0.56%
Long-term debt	32,702	743	2.27%	35,684	853	2.39%	58,704	1,313	2.24%
Short-term borrowings	30,965	774	2.50%	42,286	767	1.81%	91,797	1057	1.15%
Subordinated Notes	23,000	1,438	6.25%	23,000	1,438	6.25%	23,000	1,438	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	586	4.88%	12,000	546	4.55%	12,000	428	3.57%
Total Debt	98,667	3,541	3.59%	112,970	3,604	3.19%	185,501	4,236	2.28%
Interest-Bearing Liabilities ("IBLs")	1,328,430	18,919	1.42%	1,223,073	14,286	1.17%	1,102,059	10,182	0.92%
Total funds	1,555,394	18,919	1.22%	1,440,970	14,286	0.99%	1,256,284	10,182	0.81%
Other liabilities	24,118			13,295			10,720
Stockholders' equity	163,936			149,128			109,979
Total Liabilities and Stockholders' Equity	1,743,448			1,603,393			1,376,983
Net interest income		53,534			50,887			43,388
Interest rate spread			3.06%			3.22%			3.24%
Net yield on interest-earning assets			3.31%			3.43%			3.37%
Avg. loans to avg. deposits			94.16%			96.56%			104.02%
Avg. transaction deposits to total avg. deposits **			69.18%			65.93%			58.61%
Ratio of average IEAs to average IBLs			121.62%			121.31%			116.95%
** Transaction deposits exclude time deposits.

The tables below summarize changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

Years Ended December 31, 2019 and December 31, 2018
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$4,273	$1,574	$5,847
Investment securities, federal funds sold and interest-bearing deposits	1,197	236	1,433
Total interest-earning assets	$5,470	$1,810	$7,280

Interest-bearing liabilities:
Savings	(3)	11	8
Interest-bearing demand and money market accounts	1,204	1,547	2,751
Certificates of deposit	(68)	2,005	1,937
Long-term debt	(68)	(42)	(110)
Short-term borrowings	(283)	290	7
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	40	40
Total interest-bearing liabilities	$782	$3,851	$4,633

Net change in net interest income	$4,688	$(2,041)	$2,647

Years Ended December 31, 2018 and December 31, 2017
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$7,851	$2,293	$10,144
Investment securities, federal funds sold and interest-bearing deposits	709	750	1,459
Total interest-earning assets	$8,560	$3,043	$11,603

Interest-bearing liabilities:
Savings	17	18	35
Interest-bearing demand and money market accounts	1,132	1,407	2,539
Certificates of deposit	136	2,026	2,162
Long-term debt	(550)	90	(460)
Short-term borrowings	(898)	608	(290)
Subordinated notes	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	118	118
Total interest-bearing liabilities	$(163)	$4,267	$4,104

Net change in net interest income	$8,723	$(1,224)	$7,499

Years ended December 31, 2019 and 2018
Net interest income totaled $53.5 million for the year ended December 31, 2019, which represents a $2.6 million, or 5.2% increase from $50.9 million for the year ended December 31, 2018. Net interest income increased during 2019 compared to the prior year as the positive impacts of average interest-earning asset growth and increased loans and investment yields outpaced the negative impacts of increasing funding costs and growth in the average balances of interest-bearing liabilities. Although there was some net interest margin compression in 2019, margin compression slowed in the second half of 2019.
Average total earning assets increased $132.0 million, or 8.9%, for the year ended December 31, 2019 to $1,615.6 million compared to $1,483.7 million for the year ended December 31, 2018. The increase in average total earning assets for the year ended December 31, 2019 compared to fiscal year 2018, resulted primarily from a $89.3 million, or 7.0% increase in average loans as a result of organic growth and a $42.6 million, or 21.2%, increase in average investments. Interest income increased $7.3 million for the year ended December 31, 2019 compared to the same period of 2018. The increase in interest income resulted from larger average balances of interest-earning assets contributing $5.5 million and higher interest yields accounting for $1.8 million.
Average total interest-bearing liabilities increased $105.4 million, or 8.6%, for the year ended December 31, 2019 to $1,328.4 million compared to $1,223.1 million for the year ended December 31, 2018. During the same timeframe, average noninterest-bearing demand deposits increased $9.1 million, or 4.2%, to $227.0 million compared to $217.9 million. Interest expense increased $4.6 million for the year ended December 31, 2019 compared to the same period of 2018. Interest expense increased $3.9 million due to higher interest rates and $782,000 from both increased average balances and a change in the composition of funding. For the comparative periods, average short-term borrowings and long-term debt decreased $14.3 million and was replaced with increases to average transaction accounts, which include savings, demand and money market, and noninterest-bearing accounts. During the year ended December 31, 2019, average transaction accounts increased $132.3 million or 15.1% to $1,007.8 million from $875.5 million for the year ended December 31, 2018. During the same timeframe average time deposits decreased $3.6 million or 0.8%, to $448.9 million for the year ended December 31, 2019.
The increase in transaction accounts due to organic transaction deposit growth during 2019 helped control the increase in deposit costs, minimized deposit betas and positively impacted net interest margin. Wholesale funding decreased from $108.5 million or 6.4% of assets at December 31, 2018 to $46.4 million or 2.6% of assets at December 31, 2019. The pay down of wholesale funding also positively impacted margins. Brokered deposits and FHLB advances were paid down and replaced with retail deposits. Retail deposits, which include all deposits except brokered deposits, increased $134.3 million or 9.8% from $1,376.5 million at December 31, 2018 to $1,510.8 million at December 31, 2019.
Net interest margin of 3.31% for the year ended December 31, 2019, was 12 basis points lower than the 3.43% for the year ended December 31, 2018. Margin compression slowed during the second half of 2019. The Bank's liability-sensitivity was positively impacted by FOMC rate cuts. In addition, the continued improvement in the Bank's funding mix, replacing wholesale funding and time deposits in favor of transaction accounts helped stabilize margins. Net interest margin decreased six basis points from 3.35% for the three months ended December 31, 2018 to 3.29% for the three months ended December 31, 2019. There was a small decrease in net interest margin of four basis points from 3.33% in the third quarter of 2019 to 3.29% for the three months ended December 31, 2019.
Interest earning asset yields increased nine basis points from 4.39% for the year ended December 31, 2018 to 4.48% for the year ended December 31, 2019. Interest income in 2019 and 2018 was impacted from $864,000 and $742,000, respectively, of interest income accretion. If the impacts of accretion interest were excluded, net interest margin for the years ended December 31, 2019 and 2018 would have reduced five basis points for the comparable periods to 3.26% and 3.38%, respectively. The Company’s cost of funds increased 23 basis points from 0.99% for the year ended December 31, 2018 to 1.22% for the year ended December 31, 2019. Funding costs increased at a slower rate as the percentage of funding coming from transaction accounts increased from 60.8% for the year ended December 31, 2018 to 64.8% for the year ended December 31, 2019.
Wholesale and time-based funding rates are typically more sensitive to changing interest rates than transactional deposits. Compared to the year ended December 31, 2018, average interest rates on certificates of deposits in 2019 increased by 44 basis points in the year ended December 31, 2019 to 1.90%. During the comparable periods, interest-bearing transactional deposits increased by 26 basis points from 0.62% for the year ended December 31, 2018 to 0.88% for the year ended December 31, 2019. The increase in average interest rates on CDs and on interest bearing transactional accounts was primarily due to increases in the federal funds target rate. The Company’s increases in transaction deposits during the last twenty-four months have eased downward pressure on net interest margin. The ability to increase transaction deposits faster than wholesale and time-deposit funding mitigated net interest margin compression during 2019.

Interest rates decreased in 2019 despite most economists third quarter 2018 forecasts predicting three to four rate hikes by the end of 2019. The opposite occurred in 2019 and as rates decreased the rate curve flattened and even inverted for a period of time. The FOMC increased the Fed Funds rate to 2.50% in December 2018 and instead of additional rate increases decreased rates three times during 2019 between July 31, 2019 and October 30, 2019 to the current rate of 1.75%. The below table illustrates how the Company's average rates responded during the five quarters ending December 31, 2019 and provides a summary of the Company's stable margins throughout 2019:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Interest rate spread	3.05%	3.07%	3.06%	3.05%	3.11%
Net interest margin	3.29%	3.33%	3.33%	3.31%	3.35%
Loan Yields	4.70%	4.80%	4.83%	4.80%	4.72%
Cost of funds	1.14%	1.21%	1.27%	1.25%	1.14%
Cost of deposits	1.00%	1.05%	1.10%	1.07%	0.99%
Years ended December 31, 2018 and 2017
Net interest income totaled $50.9 million for the year ended December 31, 2018, which represents a $7.5 million, or 17.3%, increase from $43.4 million for the year ended December 31, 2017. Net interest income increased during 2018 compared to the prior year as the positive impacts of average interest-earning asset growth and increased loans and investment yields outpaced the negative impacts of increasing funding costs and growth in the average balances of interest-bearing liabilities. The Company has controlled the rising cost of funding over the last 24 months with cumulative deposit and funding betas1 between December 31, 2016-2018 of less than 30%.
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
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017

Provision for loan losses	$2,130	$1,405	$1,010
The provision for loan losses increased $725,000 to $2.1 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018. Net charge-offs increased $1.2 million from $944,000 or 0.07% of average loans for the year ended December 31, 2018 to $2.2 million or 0.16% of average loans for the year ended December 31, 2019. The increase in the loan loss provision during 2019 was mostly attributable to growth in the loan portfolios in 2019. The total increase in the provision would have been greater if not for improvements in historical loss rates and a reduction in specific loan loss allocations. The non-acquired loan portfolio increased $137.1 million or 11.1% for the year ended December 31, 2019 compared to $90.0 million or 7.8% for the year ended December 31, 2018. Improvements to historical charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as delinquency and classified assets, were partially offset by increases in other qualitative factors, such as concentration to capital factors and portfolio growth.
The provision for loan losses decreased $395,000 to $1.4 million for the year ended December 31, 2018 compared to $1.0 million for the year ended December 31, 2017. Net charge-offs increased $589,000 from $355,000 or 0.03% of average loans for the year ended December 31, 2017 to $944,000 or 0.07% of average loans for the year ended December 31, 2018. Moderate organic loan growth of 7.8%, charge-offs of 0.07% of average loans and continued improvement in charge-off factors and certain qualitative factors kept the provisioning in line with the year ended December 31, 2017.
See further discussion of the provision under the Asset Quality section in the Comparison of Financial Condition section of MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2019	2018	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$335	$183	$152	83.1%
Gain on sale of assets	—	1	(1)	(100.0)%
Net gains on sale of investment securities	226	—	226	n/a
Unrealized gain (loss) on equity securities	134	(81)	215	(265.4)%
Loss on premises and equipment held for sale	(1)	—	(1)	n/a
Income from bank owned life insurance	885	902	(17)	(1.9)%
Service charges	3,308	3,063	245	8.0%
Referral fee income	879	—	879	n/a
Total Noninterest Income	$5,766	$4,068	$1,698	41.7%
Noninterest income increased from 0.25% of average assets in 2018 to 0.33% of average assets in 2019. Noninterest income at $5.8 million in 2019 increased $1.7 million compared to 2018. The largest increase was due to an increase in interest rate protection referral fee income of $879,000 from a new product the Bank offered in 2019. During 2019, the Bank began referring customers to a third-party financial institution that offers interest rate protection for the length of a loan. The Company expects similar fee revenues in 2020 based on customer demand and the current interest rate environment.
During the year ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with aggregate carrying values of $31.6 million. There were no sales of securities during the year ended December 31, 2018. The importance of managing interest-rate risks has been heightened during the last two years due to the Bank's improved on-balance sheet liquidity and increased interest rate volatility from up and down rates and a flattened yield curve. Management believes that more active oversight of the investment portfolio will allows the Bank to take appropriate actions to defend interest-rate sensitivity in both rates up or down environments, and over time should lead to improved earnings of the Bank in a safe and sound manner.
Increased service charges of $245,000 were due to a larger customer base and the growth in organic deposits. In addition, the Bank revamped its retail deposit account product offerings in 2019 and focused on adding more consumer checking accounts during the second half of 2019. The Bank worked with its commercial customers to encourage their employees to Bank with us.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2018	2017	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$183	$157	$26	16.6%
Gain on sale of assets	1	47	(46)	(97.9)%
Net gains on sale of investment securities	—	175	(175)	(100.0)%
Unrealized losses on equity securities	(81)	—	(81)	n/a
Income from bank owned life insurance	902	773	129	16.7%
Service charges	3,063	2,595	468	18.0%
Gain on sale of loans held for sale	—	294	(294)	(100.0)%
Total Noninterest Income	$4,068	$4,041	$27	0.7%

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
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2019	2018	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$20,445	$19,548	$897	4.6%
OREO valuation allowance and expenses	963	657	306	46.6%
Merger and acquisition costs	—	3,625	(3,625)	(100.0)%
Sub-total	21,408	23,830	(2,422)	(10.2)%
Operating Expenses
Occupancy expense	3,101	3,116	(15)	(0.5)%
Advertising	762	671	91	13.6%
Data processing expense	3,048	3,020	28	0.9%
Professional fees	2,196	1,513	683	45.1%
Depreciation of premises and equipment	685	810	(125)	(15.4)%
Telephone communications	203	277	(74)	(26.7)%
Office supplies	149	149	—	—%
FDIC insurance	334	654	(320)	(48.9)%
Core deposit intangible amortization	688	784	(96)	(12.2)%
Other	3,659	3,325	334	10.0%
Total Operating Expenses	$14,825	$14,319	$506	3.5%

Total Noninterest Expense	$36,233	$38,149	$(1,916)	(5.0)%

Noninterest expense decreased $1.9 million or 5.0%, to $36.2 million in 2019 compared to $38.1 million in 2018, of which $3.6 million of the variance was due to merger and acquisition costs incurred during 2018. The Company’s 2019 expense run rate has been positively impacted by the increased efficiencies from the County First acquisition and management’s continued focus on containing expense growth. The Company began to realize cost savings from the County First acquisition in the second half of 2018 with the closing of four branches and an operations center, an overall reduction in headcount and the elimination of duplicate processes and vendors.
Salaries and benefits increased 4.6% or $897,000 to $20.4 million, which was slightly higher than the 4.0% estimate provided by management during 2019. The slight increase over 4.0% was primarily due to incentive accruals for meeting internal bonus targets by lenders and executives as well as higher than anticipated health insurance claims during the third quarter of 2019.
Professional fees increased $683,000 to $2.2 million in 2019 compared to $1.5 million in 2018 due to several strategic initiatives, including the implementation of a new bank operating system and new consumer deposit products, expenses associated with the pay-off of the subordinated debt in 2020, the successful completion of the private placement of the Company's common stock and capital planning.

Advertising expense increased in 2019 primarily due to an increased focus on acquiring consumer deposit accounts.
The Bank took expected FDIC insurance credits totaling $342,000 in the third and fourth quarters of 2019. These credits offset the third and fourth quarter accrued FDIC expense. As of December 31, 2019, the Bank had a remaining credit of $52,000 that it expects to take during the first quarter of 2020.
The following is a breakdown to OREO expense for the years ended December 31, 2019 and 2018:

(dollars in thousands)	Years Ended December 31,
	2019	2018	$ change	% change
Valuation allowance	$901	$532	$369	$—
Losses (gains) on dispositions	(188)	8	(196)	—
OREO operating expenses	250	117	133	—
	$963	$657	$306	$—
In 2019, the Company disposed of commercial real estate for proceeds of $3.1 million and recognized a gain of $190,000. Residential lots were sold for $63,000 with a loss of $2,000 along with sales of commercial equipment for $35,000 for the year ended December 31, 2019.The Company disposed of commercial real estate for proceeds of $807,000 and a gain of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.
The 2019 average quarterly noninterest expense run rate was $9.1 million primarily due to incentive accruals, higher than anticipated health insurance claims, larger OREO valuation allowances than the prior year and increased professional fees. For the year ended December 31, 2019 the efficiency ratio and net operating expense to average asset ratio were 61.10% and 1.75%, respectively compared to 69.42% and 2.13%, respectively, for the year ended December 31, 2018.

(dollars in thousands)	Years Ended December 31,
	2018	2017	$ Change	% Change
Noninterest Expense
Salary and employee benefits	$19,548	$16,758	$2,790	16.6%
OREO valuation allowance and expenses	657	703	(46)	(6.5)%
Merger and acquisition costs	3,625	829	2,796	337.3%
Sub-total	23,830	18,290	5,540	30.3%
Operating Expenses
Occupancy expense	3,116	2,632	484	18.4%
Advertising	671	543	128	23.6%
Data processing expense	3,020	2,354	666	28.3%
Professional fees	1,513	1,662	(149)	(9.0)%
Depreciation of premises and equipment	810	786	24	3.1%
Telephone communications	277	191	86	45.0%
Office supplies	149	119	30	25.2%
FDIC insurance	654	638	16	2.5%
Core deposit intangible amortization	784	—	784	n/a
Other	3,325	2,839	486	17.1%
Total Operating Expenses	$14,319	$11,764	$2,555	21.7%

Total Noninterest Expense	$38,149	$30,054	$8,095	26.9%

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

The following is a breakdown to OREO expense for the years ended December 31, 2018 and 2017:

(dollars in thousands)	Years Ended December 31,
	2018	2017	$ change	% change
Valuation allowance	$532	$600	$(68)	(11.3)%
Losses (gains) on dispositions	8	(43)	51	(118.6)%
OREO operating expenses	117	146	(29)	(19.9)%
	$657	$703	$(46)	(6.5)%
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
Income Tax Expense
For the years ended December 31, 2019, 2018 and 2017, the Company recorded income tax expense of $5.7 million, $4.2 million and $9.2 million, respectively.

The Company's consolidated effective tax rate was 27.06% for the year ended December 31, 2019. The 2019 the effective tax rate was slightly lower than the prior year due to a first quarter 2019 adjustment to net deferred tax assets related to the accounting treatment for acquired Bank Owned Life Insurance and a reduction in non-deductible merger expenses. This tax benefit was partially offset by certain holding company expenses that are not deductible for state tax purposes.
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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2019 AND 2018
Assets
Total assets increased $108.3 million or 6.41% to $1.8 billion at December 31, 2019 compared to total assets of $1.7 billion at December 31, 2018 primarily as a result of organic retail deposit and loan growth. Cash and cash equivalents decreased $567,000, or 1.72%, to $32.5 million and total securities decreased $7.8 million, or 3.54%, to $213.1 million. The differences in allocations between the cash and investment categories reflect operational needs. Gross loans increased 7.96% or $107.3 million from $1,346.9 million at December 31, 2018 to $1,454.2 million at December 31, 2019 due to organic loan growth.
Cash and Cash Equivalents

Cash and cash equivalents totaled $32.5 million at December 31, 2019, compared to $33.0 million at December 31, 2018. Management believes the current balance of cash and cash equivalents adequately serves the Company’s liquidity needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due.

Investment Securities

Investment securities and FHLB stock at December 31, 2019, 2018 and 2017, estimated fair value were $216.5 million, $222.2 million, and $173.6 million, respectively. The Company held HTM securities at December 31, 2018 and 2017. In December 2019, the Company reclassified the HTM portfolio to the AFS portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Management believes that the reclassification and active oversight of the investment portfolio allows the Bank to take appropriate actions to defend interest-rate sensitivity in either rates up or down environments, and over time should lead to improved earnings of the Bank in a safe and sound manner.
The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta stock at the dates indicated. HTM securities and FHLB of Atlanta stocks are carried at amortized cost and AFS securities are carried at fair value.

	At December 31,
(dollars in thousands)	2019	2018	2017
Asset-backed securities:
Freddie Mac, Fannie Mae and Ginnie Mae	$183,024	$186,424	$135,142
U.S. Agencies	9,733	22,383	21,177
Other	371	482	651
Total asset-backed securities	193,128	209,289	156,970
Callable GSE Agency Bonds	2,002	5,009	5,017
Certificates of Deposit Fixed	250	950	—
U.S. Treasury Bills	1,489	999	1,000
Municipal bonds	11,318	—	—
Total investment securities available-for-sale	208,187	216,247	162,987
Other equity securities
Bond mutual funds	4,669	4,428	4,423
Corporate equity securities	209	209	121
Total investment securities	213,065	220,884	167,531
FHLB stock	3,447	3,821	7,276
Total investment securities and FHLB stock	$216,512	$224,705	$174,807

The amortized cost of AFS investment securities by contractual maturity at December 31, 2019 are shown below. The Company has allocated the AFS investment securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at December 31, 2019 are shown below.

December 31, 2019	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$40,209	2.68%	$80,043	2.68%	$55,481	2.68%	$17,149	2.64%	$192,882	$195,130
Municipal securities	—	—%	—	—%	11,491	3.02%	—	—%	11,491	11,318
Certificates of deposit fixed	250	2.20%	—	—%	—	—%	—	—%	250	250
U.S. Treasury bills	1,490	1.51%	—	—%	—	—%	—	—%	1,490	1,489
Total AFS investment securities	$41,949	2.64%	$80,043	2.68%	$66,972	2.74%	$17,149	2.64%	$206,113	$208,187
Credit Quality of Investments Securities
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS and HTM investment securities by carrying value at December 31, 2019 and 2018. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2019		December 31, 2018
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$200,481	AAA	$215,764
AA	7,334	AA	—
A	372	A	—
BB	—	BB	483
B+	—	B+	—
Total	$208,187	Total	$216,247

Earnings performance and liquidity of the investment portfolio is monitored and managed by management through monthly reporting and Asset and Liability Committee (“ALCO”) meetings. In addition, ALCO also monitors net interest income and interest rate risk for the Company. Analysis of expected cash inflows and outflows, including the investment securities portfolio, ensures liquidity is available to satisfy depositor requirements and the various credit needs of customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable.
At December 31, 2019, and 2018 greater than 96% and 99% of the AFS and HTM portfolios were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency, respectively. At December 31, 2019 AFS asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.39 years and 4.37 years and average duration of 3.94 years and 3.86 years and are guaranteed by their issuer as to credit risk, respectively. At December 31, 2019, AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 9.51 years and an average duration of 8.18 years. There were no HTM securities at December 31, 2019. At December 31, 2018, HTM asset-backed securities issued by GSEs and U.S. Agencies had an average life of 4.88 years and average duration of 4.25 years and are guaranteed by their issuer as to credit risk.

Gross unrealized losses on investment securities decreased from $5.4 million at December 31, 2018 to $645,000 at December 31, 2019 (see Note 2 in Consolidated Financial Statements). Gross unrealized losses at December 31, 2019 and December 31, 2018 for AFS securities were $645,000 and $2.8 million, respectively, of amortized cost of $206.1 million and $122.5 million, respectively. There were no HTM investments securities at December 31, 2019. Gross unrealized losses at December 31, 2018 for HTM securities were $2.7 million, and the amortized cost was $96.3 million. The change in unrealized losses was the result of changes in interest rates, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
Loan Portfolio

The Bank's primary market areas consist of the tri-county area in Southern Maryland and the greater Fredericksburg area in Virginia. The portfolio consists primarily of commercial and residential lending. Loans totaled $1,454.2 million as of December 31, 2019 and $1,346.9 million as of December 31, 2018. During 2019, the Bank experienced loan growth of $107.3 million or 8.0%. Growth in in the commercial and retail portfolios was $95.4 million or 8.3% and $11.9 million or 6.2%, respectively.
The acquisition of County First in 2018 as well as 2019 organic loan growth changed the composition of the loan portfolios.  The growth in the commercial real estate and commercial portfolios should increase asset sensitivity over time. Commercial real estate increased from 65.18% of gross loans at December 31, 2018 to 66.34% at December 31, 2019.  The following is a breakdown of the Company’s loan portfolios as of the dates indicated:

(dollars in thousands)	At December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$964,777	66.3%	$878,016	65.2%	$727,314	63.3%	$667,105	61.2%	$538,888	58.6%
Residential first mortgages	167,710	11.5%	156,709	11.6%	170,374	14.8%	171,004	15.7%	131,401	14.3%
Residential rentals (1)	123,601	8.5%	124,298	9.2%	110,228	9.6%	101,897	9.4%	93,157	10.1%
Construction and land development	34,133	2.4%	29,705	2.2%	27,871	2.4%	36,934	3.4%	36,189	3.9%
Home equity and second mortgages	36,098	2.5%	35,561	2.6%	21,351	1.9%	21,399	2.0%	21,716	2.4%
Commercial loans	63,102	4.3%	71,680	5.3%	56,417	4.9%	50,484	4.6%	67,246	7.3%
Consumer loans	1,104	0.1%	751	0.1%	573	—%	422	—%	366	—%
Commercial equipment	63,647	4.4%	50,202	3.7%	35,916	3.1%	39,737	3.6%	29,931	3.3%
Total Loans	1,454,172	100.0%	1,346,922	100.0%	1,150,044	100.0%	1,088,982	100.0%	918,894	100.0%
Deferred loan fees and premiums	1,879		1,183		1,086		397		(1,154)
Allowance for loan losses	10,942		10,976		10,515		9,860		8,540
Loans receivable, net	$1,445,109		$1,337,129		$1,140,615		$1,079,519		$909,200
(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2015.

The Bank’s non-acquired loan portfolios increased $137.1 million or 11.1% from $1,240.0 million at December 31, 2018 to $1,377.1 million at December 31, 2019. The following is a breakdown of the Company’s non-acquired loan portfolios at December 31, 2019 and 2018:
Non-Acquired Loan Portfolios

(dollars in thousands)	December 31, 2019%		December 31, 2018%		$ Change	% Change
Commercial real estate	$911,850	66.22%	$810,248	65.33%	$101,602	12.5%
Residential first mortgages	167,710	12.18%	156,243	12.60%	11,467	7.3%
Residential rentals	113,090	8.21%	105,458	8.50%	7,632	7.2%
Construction and land development	34,133	2.48%	29,705	2.40%	4,428	14.9%
Home equity and second mortgages	24,863	1.81%	21,703	1.75%	3,160	14.6%
Commercial loans	63,102	4.58%	70,146	5.66%	(7,044)	(10.0)%
Consumer loans	1,011	0.07%	562	0.05%	449	79.9%
Commercial equipment	61,335	4.45%	45,970	3.71%	15,365	33.4%
	$1,377,094	100.00%	$1,240,035	100.00%	$137,059	11.1%
Loans consist of the following at December 31, 2019 and 2018:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2019%		December 31, 2018%
Acquired loans - performing	$74,654	5.13%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,424	0.17%	3,220	0.24%
Total acquired loans	77,078	5.30%	106,887	7.94%
Non-acquired loans**	1,377,094	94.70%	1,240,035	92.06%
Gross loans	1,454,172	100.00%	1,346,922	100.00%
Net deferred costs (fees)	1,879	0.13%	1,183	0.09%
Total loans, net of deferred costs	$1,456,051		$1,348,105
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

Maturity of Loan Portfolio
The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2019
(dollars in thousands) Description of Asset	Due in one year or less	After one but within five years	After five years	Total
Real Estate Loans
Commercial	$113,345	$243,771	$607,661	$964,777
Residential first mortgage	7,896	37,219	122,595	167,710
Residential rentals	5,939	33,065	84,597	123,601
Construction and land development	29,198	4,935	—	34,133
Home equity and second mortgage	178	378	35,542	36,098
Commercial loans	63,102	—	—	63,102
Consumer loans	375	650	79	1,104
Commercial equipment	14,128	35,435	14,084	63,647
Total loans	$234,161	$355,453	$864,558	$1,454,172
The following table sets forth the dollar amount of all loans due after one year from December 31, 2019, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2019	Fixed Rates	Floating or Adjustable Rates	Total
(dollars in thousands) Description of Asset
Real Estate Loans
Commercial	$222,587	$628,845	$851,432
Residential first mortgage	109,177	50,637	159,814
Residential rentals	25,546	92,116	117,662
Construction and land development	1,102	3,833	4,935
Home equity and second mortgage	442	35,478	35,920
Commercial loans	—	—	—
Consumer loans	729	—	729
Commercial equipment	43,087	6,432	49,519
	$402,670	$817,341	$1,220,011
Loan Concentrations

At December 31, 2019, commercial loans comprised the largest component of the loan portfolio with a significant amount real estate secured. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at December 31, 2019 and 2018 were $639.1 million or 319.98% and $559.3 million or 302.20%, respectively. Construction loans as a percentage of risk-based capital at December 31, 2019 and 2018 were $147.2 million or 73.68% and $109.7 million and 59.30%, respectively.

Asset Quality
The following table shows asset quality ratios at and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively:

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
SELECTED ASSET QUALITY DATA
Gross loans	$1,454,172	$1,346,922	$1,150,044	$1,088,982	$918,894
Classified assets	34,636	40,819	50,298	39,246	43,346
Allowance for loan losses	10,942	10,976	10,515	9,860	8,540
Nonperforming loans (>=90 Days) (1)	12,778	11,110	2,483	7,705	10,740
Non-accrual loans (2)	17,857	19,282	4,693	8,374	11,433
Accruing troubled debt restructures (TDRs) (3)	650	6,676	10,021	10,448	13,133
Other Real Estate Owned (OREO)	7,773	8,111	9,341	7,763	9,449
Non-accrual loans, OREO and TDRs	$26,280	$34,069	$24,055	$26,585	$34,015
SELECTED ASSET QUALITY RATIOS
Classified assets to total assets	1.93%	2.42%	3.58%	2.94%	3.79%
Classified assets to risk-based capital	16.21	21.54	32.10	26.13	30.19
Allowance for loan losses to total loans	0.75	0.81	0.91	0.91	0.93
Allowance for loan losses to non-accrual loans	61.28	56.92	224.06	117.75	74.70
Net charge-offs to avg. outstanding loans	0.16	0.07	0.03	0.11	0.16
Nonperforming loans to total loans	0.88	0.82	0.22	0.71	1.17
Non-accrual loans to total loans	1.23	1.43	0.41	0.77	1.24
Non-accrual loans and TDRs to total loans	1.27	1.93	1.28	1.73	2.67
Non-accrual loans and OREO to total assets	1.43	1.62	1.00	1.21	1.83
Non-accrual loans, OREO and TDRs to total assets	1.46	2.02	1.71	1.99	2.98
___________________________________________
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

Classified Assets and Special Mention Assets
The Company continues to pursue expeditiously resolving non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.
Classified assets decreased $6.2 million from $40.8 million at December 31, 2018 to $34.6 million at December 31, 2019 and as a percentage of assets and risk-based capital are the lowest for the periods presented. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2019, 2018, 2017, 2016 and 2015, respectively:

	As of
(dollars in thousands)	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015
Classified loans
Substandard	$26,863	$32,226	$40,306	$30,463	$31,943
Doubtful	—	—	—	137	861
Loss	—	—	—	—	—
Total classified loans	26,863	32,226	40,306	30,600	32,804
Special mention loans	—	—	96	—	1,642
Total classified and special mention loans	$26,863	$32,226	$40,402	$30,600	$34,446

Classified loans	$26,863	$32,226	$40,306	$30,600	$32,804
Classified securities	—	482	651	883	1,093
Other real estate owned	7,773	8,111	9,341	7,763	9,449
Total classified assets	$34,636	$40,819	$50,298	$39,246	$43,346

Total classified assets and special mention loans	$34,636	$40,819	$50,394	$39,246	$44,988

Total classified assets as a percentage of total assets	1.93%	2.42%	3.58%	2.94%	3.79%
Total classified assets as a percentage of Risk Based Capital	16.21%	21.54%	32.10%	26.13%	30.19%

Non-Performing Assets
The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial real estate	$12,249	$14,632	$1,987	$2,371	$2,875
Residential first mortgages	830	1,374	985	623	1,948
Residential rentals (1)	937	963	825	577	605
Construction and land dev.	—	—	—	3,048	3,555
Home equity and second mortgages	448	147	257	61	48
Commercial loans	3,127	866	172	1,044	2,054
Consumer loans	—	—	—	—	—
Commercial equipment	266	1,300	467	650	348
Total non-accrual loans (2)	17,857	19,282	4,693	8,374	11,433

OREO	7,773	8,111	9,341	7,763	9,449

TDRs: (2)
Commercial real estate	1,420	5,612	9,273	9,587	9,839
Residential first mortgages	64	66	527	545	881
Residential rentals (3)	—	216	221	227	2,058
Construction and land dev.	—	729	729	3,777	4,283
Home equity and second mortgages	—	—	—	872	—
Commercial loans	—	53	4	—	1,384
Commercial equipment	565	29	36	113	123
Total TDRs	2,049	6,705	10,790	15,121	18,568
Total Accrual TDRs	650	6,676	10,021	10,448	13,133

Total non-accrual loans, OREO and Accrual TDRs	$26,280	$34,069	$24,055	$26,585	$34,015

Interest income due at stated rates, but not recognized on non-accruals	$620	$537	$185	$1,103	$987
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
Non-accrual loans and OREO to total assets decreased from 1.62% at December 31, 2018 to 1.43% at December 31, 2019. Non-accrual loans, OREO and TDRs to total assets decreased from 2.02% at December 31, 2018 to 1.46% at December 31, 2019.
Non-accrual loans decreased $1.4 million from $19.3 million or 1.43% of total loans at December 31, 2018 to $17.9 million or 1.23% of total loans at December 31, 2019. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology.
At December 31, 2019, non-accrual loans of $17.9 million included 39 loans, of which $15.0 million, or 84% represented 18 loans and seven customer relationships. At December 31, 2018, non-accrual loans of $19.3 million included 38 loans, of which $15.3 million, or 79% represented 13 loans and four customer relationships. During the year ended December 31, 2019, non-accrual loans decreased $1.4 million primarily as a result of one loan relationship written off during 2019. At December 31, 2019, there were $5.1 million (28%) of non-accrual loans current with all payments of principal and interest with no impairment and $12.8 million (72%) of delinquent non-accrual loans with a total of $522,000 specifically reserved.
Non-accrual loans at December 31, 2019 and 2018 included three and one TDRs totaling $1.4 million and $29,000, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $1.1 million from $12.2 million, or 0.91% of loans, at December 31, 2018 to $13.3 million, or 0.92% of loans, at December 31, 2019.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $11.7 million and $17.4 million at December 31, 2019 and 2018, respectively. Interest due but not recognized on these balances at December 31, 2019 and 2018 was $318,000 and $456,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $6.1 million and $1.9 million at December 31, 2019 and 2018, respectively. Interest due but not recognized on these balances at December 31, 2019 and 2018 was $302,000 and $81,000, respectively.
The following is a breakdown by loan classification of the Company's TDRs at December 31, 2019 and 2018.

(dollars in thousands)	December 31, 2019		December 31, 2018
	Dollars	Number of Loans	Dollars	Number of Loans

Commercial real estate	$1,420	3	$5,612	7
Residential first mortgages	64	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	565	4	29	1
Total TDRs	$2,049	8	$6,705	13
Less: TDRs included in non-accrual loans	(1,399)	(3)	(29)	(1)
Total performing accrual TDR loans	$650	5	$6,676	12
TDRs decreased $4.7 million from $6.7 million at December 31, 2018 to $2.0 million at December 31, 2019. TDRs that are included in non-accrual are classified solely as non-accrual loans for the calculation of financial ratios. The Company had specific reserves of $87,000 on three TDRs totaling $88,000 at December 31, 2019 and $165,000 on one TDR totaling $1.6 million at December 31, 2018. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $4.4 million. TDR loan principal curtailment was $236,000 for the year ended December 31, 2019. There was one TDR added during the year ended December 31, 2019 totaling $25,000. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were zero TDRs added during the year ended December 31, 2018.
Performing TDRs as a percentage of outstanding TDRs at December 31, 2019 and 2018 were $650,000 or 31.7%, and $6.7 million or 99.6%, respectively. Interest income in the amount of $92,000 and $348,000 was recognized on outstanding TDR loans for the years ended December 31, 2019 and 2018, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2019 and 2018 was 4.51% and 5.08%, respectively.

Other Real Estate Owned
The following is a summary roll-forward of OREO activity for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Balance at beginning of year	$8,111	$9,341
Additions of underlying property	3,567	307
Disposals of underlying property	(3,004)	(1,005)
Transfers to premises and equipment	—	—
Valuation allowance	(901)	(532)
Balance at end of period	$7,773	$8,111
During the year ended December 31, 2019, additions of $3.6 million consisted of $3.4 million for commercial real estate acquired at foreclosure on a $3.8 classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis and $146,000 for residential lots. The Company disposed of commercial real estate for proceeds of $3.1 million and gains of $190,000 along with residential lots for proceeds of $63,000 and a loss of $2,000 and commercial equipment for $35,000 for the year ended December 31, 2019. The Bank provided $280,000 in financing for the sale of a commercial building during the first quarter of 2019. The transaction qualified for full accrual sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate. The Company disposed of commercial real estate for proceeds of $807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.
Additions to the valuation allowances of $901,000 and $532,000 were taken to adjust properties to current appraised values for the years ended December 31, 2019 and 2018, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Allowance for Loan Losses
The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2019 and 2018:

Breakdown of general and specific allowance as a percentage of gross loans	December 31, 2019	December 31, 2018
General allowance	$10,114	$9,796
Specific allowance	828	1,180
	$10,942	$10,976
General allowance	0.70%	0.73%
Specific allowance	0.06%	0.08%
Allowance to gross loans	0.75%	0.81%

Allowance to non-acquired gross loans	0.79%	0.89%

Total acquired loans	$77,078	$106,887
Non-acquired loans**	$1,377,094	$1,240,035
Gross loans	$1,454,172	$1,346,922
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
The provision for loan losses increased $725,000 to $2.1 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018. Net charge-offs increased $1.2 million from $944,000 or 0.07% of average loans for the year ended December 31, 2018 to $2.2 million or 0.16% of average loans for the year ended December 31, 2019. Moderate organic loan growth, a continued decline in historical loss rates for the periods used to estimate the allowance, a reduction in specific loan loss allocations and improvements in certain qualitative factors lowered the allowance as a percentage of loans by six basis points to 0.75% of total loans at December 31, 2019 compared to 0.81% at December 31, 2018. Improvements to historical charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as delinquency and classified assets, were partially offset by increases in other qualitative factors, such as concentration to capital factors and portfolio growth.
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

	At December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial real estate	$7,398	66.34%	$6,882	65.18%	$6,451	63.25%	$5,212	61.25%	$3,465	58.64%
Residential first mortgages	464	11.53%	755	11.63%	1,144	14.81%	1,406	15.70%	584	14.30%
Residential rentals (2)	397	8.50%	498	9.23%	512	9.58%	362	9.36%	538	10.14%
Construction and land dev.	273	2.35%	310	2.21%	462	2.42%	941	3.39%	1,103	3.94%
Home equity and second mortgages	149	2.48%	133	2.64%	162	1.86%	138	1.97%	142	2.36%
Commercial loans	1,086	4.34%	1,482	5.32%	1,013	4.91%	794	4.64%	1,477	7.32%
Consumer loans	10	0.08%	6	0.06%	7	0.05%	3	0.04%	2	0.04%
Commercial equipment	1,165	4.38%	910	3.73%	764	3.12%	1,004	3.65%	1,229	3.26%
Total allowance for loan losses	$10,942	100.00%	$10,976	100.00%	$10,515	100.00%	$9,860	100.00%	$8,540	100.00%
(1) Percent of loans in each category to total loans
(2) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2015.

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$10,976	$10,515	$9,860	$8,540	$8,481
Charge-offs:
Commercial real estate	148	268	217	—	78
Residential first mortgages	—	115	—	—	30
Residential rentals (1)	53	84	42	14	—
Construction and land dev.	329	—	26	526	—
Home equity and second mortgages	28	7	14	—	100
Commercial loans	1,127	94	13	594	432
Consumer loans	5	2	2	1	—
Commercial equipment	685	647	168	34	818
Total Charge-offs	2,375	1,217	482	1,169	1,458
Recoveries:
Commercial real estate	15	10	63	58	17
Residential first mortgages	—	—	—	—	1
Residential rentals (1)	46	—	—	—	—
Construction and land dev.	—	—	—	1	32
Home equity and second mortgages	6	18	1	5	—
Commercial loans	40	189	1	18	11
Consumer loans	2	—	—	—	—
Commercial equipment	102	56	62	48	23
Total Recoveries	211	273	127	130	84
Net Charge-offs	2,164	944	355	1,039	1,374
Provision for Loan Losses	2,130	1,405	1,010	2,359	1,433
Balance at end of period	$10,942	$10,976	$10,515	$9,860	$8,540

Allowance for loan losses to total loans	0.75%	0.81%	0.91%	0.91%	0.93%
Net charge-offs to average loans	0.16%	0.07%	0.03%	0.11%	0.16%
(1) Loans secured by residential rental property were included in the residential first mortgage and commercial real estate loan portfolios prior to a reclassification in 2016. Comparative financial information was reclassified to conform to the classification presented in the Consolidated Financial Statements at and for the years ended December 31, 2015.

Liabilities
Deposits and Borrowings
The Bank uses both retail deposits and wholesale funding. Retail deposits include municipal deposits. Wholesale funding includes short-term borrowings, long-term borrowings and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,510.8 million or 97.0% of funding at December 31, 2019 compared to $1,376.5 million or 92.7% of funding at December 31, 2018. Wholesale funding, which consisted of FHLB advances and brokered deposits, was $46.4 million or 3.0% of funding at December 31, 2019 compared to $108.5 million or 7.3% of funding at December 31, 2018. In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $23.0 million at December 31, 2019 and 2018, respectively.
On February 15, 2020, the Company redeemed the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes. The redemption of the $23.0 million in subordinated notes in February 2020 will positively impact net interest margin and be accretive to earnings. The annualized increase in net interest margin for a $1.4 million reduction in interest expense is estimated between eight and nine basis points.
The following is a breakdown of the Company’s deposit portfolio at December 31, 2019, 2018 and 2017:

	December 31,
(dollars in thousands)	2019	2018	2017
Noninterest-bearing demand	$241,174	$209,378	$159,844
Interest-bearing:
Demand	523,802	437,169	215,447
Money market deposits	283,438	266,160	226,351
Savings	69,254	69,893	52,990
Certificates of deposit	394,169	447,029	451,605
Total interest-bearing	1,270,663	1,220,251	946,393

Total Deposits	$1,511,837	$1,429,629	$1,106,237

Transaction accounts	$1,117,668	$982,600	$654,632
Total deposits increased $82.2 million, or 5.8%, to $1,511.8 million at December 31, 2019, compared to $1,429.6 million at December 31, 2018. During the same period, noninterest bearing demand deposits increased $31.8 million, or 15.19%, to $241.2 million (15.95% of total deposits). Transaction deposit accounts increased $135.1 million from $982.6 million (68.7% of deposits) at December 31, 2018 to $1,117.7 million (73.93% of deposits) at December 31, 2019. Reciprocal deposits are included in transaction deposits and are used to maximize FDIC insurance available to our customers.
At December 31, 2019 and 2018 total deposits consisted of $1,510.8 million and $1,376.5 million in retail deposits and $1.0 million and $53.1 million in wholesale deposits. Wholesale deposits include brokered deposits and do not include the portion of reciprocal deposits classified as brokered deposits for call reporting purposes. The Bank increased retail deposits during 2019 and 2018 as a result of the acquisition of County First, targeted growth in relationships with local municipal agencies and continued organic growth in core markets. The Bank's municipal customers typically utilize treasury and cash management services involving multiple accounts as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Most of the municipal relationships’ balances are maintained in reciprocal deposits. Management believes that the diversity and complexity of products and services utilized, safeguards the stability of these relationships. The Bank's Asset and Liability Management process closely monitors municipal deposit concentrations to manage the impact of seasonal balance fluctuations.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $115.1 million to $350.0 million at December 31, 2019 compared to $234.9 million at December 31, 2018. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2019 were 22.0% and as a result $31.4 million of reciprocal deposits were considered brokered deposits for call reporting purposes. There were no reciprocal deposits considered brokered deposits at December 31, 2018.
The FDIC’s examination policies require that the Company monitor customer deposit concentrations that are 2% or more of total deposits. At December 31, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. At December 31, 2018, one customer deposit relationship exceeded 2%

of total deposits, totaling $158.8 million which represented 11.1% of total deposits. The reported concentrations at December 31, 2019 and 2018 were with local municipal agencies.
At December 31, 2019, the Company had on-balance sheet liquidity of $37.3 million in cash and cash equivalents, and equity securities carried at fair value through income as well as $153.5 million in unpledged AFS securities. The Company had $216.3 million in available FHLB lines at December 31, 2019, which does not include any AFS securities. At December 31, 2019, total available collateral for FHLB borrowing was $369.8 million and total available FHLB collateral and cash was $407.1 million.
The Company uses brokered deposits and other wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Brokered deposits have decreased $52.1 million or 98.1% to $1.0 million at December 31, 2019 compared to $53.1 million at December 31, 2018. Federal Home Loan Bank (“FHLB”) long-term debt and short-term borrowings (“advances”) decreased $10.1 million, or 18.2%, to $45.4 million at December 31, 2019 compared to $55.4 million at December 31, 2018. Wholesale funding, which includes brokered deposits and FHLB advances, decreased $62.2 million from $108.5 million (6.4% of assets) at December 31, 2018 to $46.4 million (2.6% of assets) at December 31, 2019. Cash from organic retail deposit growth was used to pay down debt and brokered deposits.
Liquidity has improved with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio was 95.6% at December 31, 2019 compared to 93.5% at December 31, 2018. For the year ended December 31, 2019 and 2018, the average loan to deposit ratios were 94.2% and 96.6%, respectively. Management is optimistic that increased liquidity, improved funding composition and the ability to migrate available liquidity into higher yielding interest-earning assets will positively impact net interest income and margins during 2020. Management expects some seasonality in deposits that will likely increase the loan to deposit ratio into the low to mid 90s in the first quarter of 2020. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and pay down wholesale funding.
Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2019 and 2018, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.
The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$70,130	0.10%	$73,268	0.08%	$53,560	0.05%
Interest-bearing demand and money market accounts	710,709	0.95%	584,341	0.69%	419,817	0.35%
Certificates of deposit	448,924	1.90%	452,494	1.46%	443,181	1.00%
Total interest-bearing deposits	1,229,763	1.25%	1,110,103	0.96%	916,558	0.65%
Noninterest-bearing demand deposits	226,964		217,897		154,225
	$1,456,727	1.06%	$1,328,000	0.80%	$1,070,783	0.56%
The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2019.

(dollars in thousands)	At December 31, 2019	At December 31, 2019
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
Three months or less	$47,826	$19,378
Three through six months	63,188	25,905
Six through twelve months	103,637	38,265
Over twelve months	46,493	15,102
Total	$261,144	$98,650

Note 7 includes the scheduled contractual maturities of total certificates of deposits of $394.2 million at December 31, 2019.
The following table sets forth information about short-term borrowings for the years indicated. Long-term debt of $$40.4 million, junior subordinated debentures of $12.0 million and subordinated notes of $23.0 million are not included in the table. For more information on borrowings, see Notes 8, 9 and 10 in the Consolidated Financial Statements.

(dollars in thousands)	At or for the Year Ended December 31,
	2019	2018	2017
Short-term borrowings
Short-term borrowings outstanding at end of period	$5,000	$35,000	$88
Weighted average rate on short-term borrowings	1.81%	2.51%	1.34%
Maximum outstanding short-term borrowings at any month end	59,500	74,000	109
Average outstanding short-term borrowings	30,965	42,286	92
Approximate average rate paid on short-term borrowings	2.50%	1.81%	1.15%
Stockholders’ Equity
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Common Stock at par of $0.01	$59	$56	$3	5.4%
Additional paid in capital	95,474	84,397	11,077	13.1%
Retained earnings	85,059	72,594	12,465	17.2%
Accumulated other comprehensive loss	1,504	(1,847)	3,351	(181.4)%
Unearned ESOP shares	(602)	(718)	116	(16.2)%
Total Stockholders' Equity	$181,494	$154,482	$27,012	17.5%
Total stockholders’ equity increased $27.0 million, or 17.5%, to $181.5 million at December 31, 2019 compared to $154.5 million at December 31, 2018. This increase primarily resulted from net income of $15.3 million, $10.6 million of net proceeds from the December 2019 private placement common stock offering, an increase in accumulated other comprehensive income of $3.4 million and net stock related activities in connection with stock-based compensation and ESOP activity of $442,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $2.7 million, and repurchases of common stock of $17,000
Common stockholders' equity of $181.5 million at December 31, 2019 resulted in a book value of $30.76 per common share compared to $27.70 at December 31, 2018. The Company’s tangible book value was $28.57 at December 31, 2019 compared to $25.25 at December 31, 2018. Prior to 2018, the Company had no intangible assets. The Company remains well capitalized at December 31, 2019 with a Tier 1 capital to average assets (leverage ratio) of 10.08% compared to 9.50% at December 31, 2018. The Company’s ratio of tangible common equity to tangible assets increased to 9.44% at December 31, 2019 from 8.41% at December 31, 2018. The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.11% at December 31, 2019 compared to 10.36% at December 31, 2018.
During the year ended December 31, 2019, $155,000 or 4,815 Employee Stock Ownership Plan ("ESOP") shares were allocated with the payment of promissory notes. This was offset by the purchase of 3,271 shares of the Company’s common shares for $39,000 by the ESOP during 2019. During the year ended December 31, 2018, $174,000 or 6,061 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 4,244 shares of the Company’s common shares for $137,000 by the ESOP during 2018. The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by the ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.
During the years ended December 31, 2019 and 2018, the Company performed ongoing assessments using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. In addition, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2019 and 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 11 of the Consolidated Financial Statements.
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
At December 31, 2019 and 2018, the Bank had $96.6 million and $56.8 million, respectively, in loan commitments outstanding. In addition, at December 31, 2019 and 2018, the Bank had $22.3 million and $21.2 million, respectively, in letters of credit and approximately $230.5 million and $211.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2019 and 2018 totaled $309.0 million or 78.40% and $278.8 million, or 62.40%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Comparison for the Years Ending December 31, 2019 and 2018
Cash and cash equivalents as of December 31, 2019 totaled $32.5 million, a decrease of $0.6 million from the December 31, 2018 total of $33.0 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the year ended December 31, 2019, all financing activities provided $80.2 million in cash compared to $34.4 million in cash provided for the same period in 2018. The Company was provided $45.8 million more cash from financing activities compared to the prior year, primarily due to a decrease in reductions of net borrowings partially offset by decreased deposit growth. Net deposits increased $82.2 million in 2019 compared to $124.2 million in 2018. Long-term debt increased a net of $19.9 million from $20.4 million at December 31, 2018 to $40.4 million at December 31, 2019 and provided $55.0 million more cash in 2019 compared to 2018. Short-term borrowings decreased a net of $30.0 million from $35.0 million at December 31, 2018 to $5.0 million at December 31, 2019. Short-term borrowings used $22.5 million less cash in 2019 compared to 2018. The Company was provided a net increase in cash of $10.3 million for stock related activities in 2019 compared to 2018. The increase was primarily due to a $10.6 million private placement in December 2019, an increase in unearned ESOP shares, and a decrease in common stock repurchased was partially offset by an increase in common dividends paid on 2019. During the first quarter of 2018, the Company used cash and the sale of securities acquired in the County First acquisition to pay down wholesale brokered deposits and FHLB debt, which represents the reduction in both deposits and debt. Acquired deposits of approximately $200 million are not included in the cash flow statement.
The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2019, the level of net cash used in investing increased to $96.5 million from $36.2 million in 2018. The increase in cash used of $60.3 million was primarily the result of the net increase in cash used of $55.2 million from loan activities and the one-time receipt of $32.5 million of cash from the 2018 County First acquisition, partially offset by a net decrease of $26.1 million in securities transactions and cash used of $1.0 million for purchase of premises and equipment. Cash used increased for the funding of loans originated, which increased $138.7 million from $346.3 million for the year ended December 31, 2018 to $485.0 million for the year ended December 31, 2019. Cash used decreased as principal received on loans in 2019 increased over the prior year comparable period. Principal collected on loans increased $83.5 million from $289.7 million for the year ended December 31, 2018 to $373.2 million for the year ended December 31, 2019.The Company’s cash used decreased $26.1 million due to net purchases of securities of $13.3 million for the year ended December 31, 2019 compared to $12.8 million for the year ended December 31, 2018.
Operating activities provided cash of $15.7 million for the year ended December 31, 2019 compared to $19.4 million of cash provided for the same period of 2018.
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America and to general practices within the banking industry, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For a discussion of these agreements, including collateral and other arrangements, see Note 18 in the Consolidated Financial Statements.

For the years ended December 31, 2019 and 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Bank commits to make future payments to others to satisfy contractual obligations. These obligations include commitments to repay short and long-term borrowings and commitments incurred under operating lease agreements. The following schedules provide detail of contractual obligations as of December 31, 2019:

(dollars in thousands)	Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
Short-term debt obligations	$5,000	$5,000	$—	$—	$—
Long-term debt obligations	40,370	20,000	15,188	5,000	182
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	—	—	—	12,000
Subordinated notes - 6.25%(1)	23,000	23,000	—	—	—
Time deposits	394,169	309,043	72,585	12,541	—
Operating lease obligations (2)	11,974	697	1,272	1,232	8,773
Purchase Obligations (3)	11,730	2,472	5,160	4,098	—
Total	$498,243	$360,212	$94,205	$22,871	$20,955
(1) The subordinated notes may be redeemed in whole or in part on February 15, 2020. See Note 10 for more information.
(2) Payments are for lease of real property.
(3) Represents payments under contract based on average monthly service charges for 2019.

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

End Notes
[1] The Company’s actual betas were calculated measuring the changes in deposit rates and overall funding rates compared to the Federal Funds Rate.

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

It is management’s goal to manage the portfolios of the Bank so that net interest income at risk over twelve-month and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2019, and 2018, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2019	(8.06)%	(3.21)%	(2.50)%
December 31, 2018	(8.02)%	(3.73)%	0.79%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2019	(2.44)%	0.90%	21.92%
December 31, 2018	(5.40)%	(1.82)%	16.30%

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
Management assessed the Company's system of internal control over financial reporting as of December 31, 2019. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control — Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The 2019 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 4, 2020	March 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors of The Community Financial Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2020 expressed an unqualified opinion thereon.
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
March 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors of The Community Financial Corporation
Opinion on Internal Control Over Financial Reporting
We have audited The Community Financial Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, The Community Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of The Community Financial Corporation as of December 31, 2019 and 2018 and for each of the years in the three years ended December 31, 2019, and our report dated March 4, 2020, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Dixon Hughes Goodman LLP
Gaithersburg, Maryland
March 4, 2020

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$25,065	$24,064
Federal funds sold	—	5,700
Interest-bearing deposits with banks	7,404	3,272
Securities available for sale (AFS), at fair value	208,187	119,976
Securities held to maturity (HTM), at amortized cost	—	96,271
Equity securities carried at fair value through income	4,669	4,428
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	3,447	3,821
Loans receivable	1,456,051	1,348,105
Less: allowance for loan losses	(10,942)	(10,976)
Net loans	1,445,109	1,337,129
Goodwill	10,835	10,835
Premises and equipment, net	21,662	22,922
Premises and equipment held for sale	430	—
Other real estate owned (OREO)	7,773	8,111
Accrued interest receivable	5,019	4,957
Investment in bank owned life insurance	37,180	36,295
Core deposit intangible	2,118	2,806
Net deferred tax assets	6,168	6,693
Right of use assets - operating leases	8,382	—
Other assets	3,879	1,738
Total Assets	$1,797,536	$1,689,227
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$241,174	$209,378
Interest-bearing deposits	1,270,663	1,220,251
Total deposits	1,511,837	1,429,629
Short-term borrowings	5,000	35,000
Long-term debt	40,370	20,436
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	23,000	23,000
Lease liabilities - operating leases	8,495	—
Accrued expenses and other liabilities	15,340	14,680
Total Liabilities	1,616,042	1,534,745
Stockholders' Equity
Common stock - par value $.01; authorized - 15,000,000 shares; issued 5,900,249 and 5,577,559 shares, respectively	59	56
Additional paid in capital	95,474	84,397
Retained earnings	85,059	72,594
Accumulated other comprehensive income (loss)	1,504	(1,847)
Unearned ESOP shares	(602)	(718)
Total Stockholders' Equity	181,494	154,482
Total Liabilities and Stockholders' Equity	$1,797,536	$1,689,227
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2019	2018	2017
Interest and Dividend Income
Loans, including fees	$65,602	$59,755	$49,611
Interest and dividends on investment securities	6,414	5,153	3,906
Interest on deposits with banks	437	265	53
Total Interest and Dividend Income	72,453	65,173	53,570
Interest Expense
Deposits	15,378	10,682	5,946
Short-term borrowings	774	767	1,057
Long-term debt	2,767	2,837	3,179
Total Interest Expense	18,919	14,286	10,182
Net Interest Income	53,534	50,887	43,388
Provision for loan losses	2,130	1,405	1,010
Net Interest Income After Provision For Loan Losses	51,404	49,482	42,378
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	335	183	157
Gain on sale of assets	—	1	47
Net gains on sale of investment securities	226	—	175
Unrealized gain (loss) on equity securities	134	(81)	—
Loss on premises and equipment held for sale	(1)	—	—
Income from bank owned life insurance	885	902	773
Service charges	3,308	3,063	2,595
Referral fee income	879	—	—
Gain on sale of loans held for sale	—	—	294
Total Noninterest Income	5,766	4,068	4,041
Noninterest Expense
Salary and employee benefits	20,445	19,548	16,758
Occupancy expense	3,101	3,116	2,632
Advertising	762	671	543
Data processing expense	3,048	3,020	2,354
Professional fees	2,196	1,513	1,662
Merger and acquisition costs	—	3,625	829
Depreciation of premises and equipment	685	810	786
Telephone communications	203	277	191
Office supplies	149	149	119
FDIC Insurance	334	654	638
OREO valuation allowance and expenses	963	657	703
Core deposit intangible amortization	688	784	—
Other	3,659	3,325	2,839
Total Noninterest Expense	36,233	38,149	30,054
Income before income taxes	20,937	15,401	16,365
Income tax expense	5,665	4,173	9,157
Net Income	$15,272	$11,228	$7,208

Earnings Per Common Share
Basic	$2.75	$2.02	$1.56
Diluted	$2.75	$2.02	$1.56
Cash dividends paid per common share	$0.50	$0.40	$0.40
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Net Income	$15,272	$11,228	$7,208
Net unrealized holding gains (losses) arising during period, net of tax expense (benefit) of $987, $(242) and $(41), respectively	2,600	(637)	(62)
Reclassification due to reclassification of held-to-maturity securities to available-for-sale securities net of tax $223, $0, and $0, respectively	587	—	—
Reclassification adjustment for income (losses) included in net income, net of tax expense (benefit) of $62, $0 and $(3), respectively	164	—	(5)
Comprehensive Income	$18,623	$10,591	$7,141
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2017	$46	$47,377	$58,100	$(928)	$(169)	$104,426
Net Income	—	—	7,208	—	—	7,208
Unrealized holding loss on investment securities net of tax of $44	—	—	—	(67)	—	(67)
Reclassification due to Accounting Standard Update 2018-02	—	—	196	(196)	—	—
Cash dividend at $0.40 per common share	—	—	(1,804)	—	—	(1,804)
Net change in fair market value over cost of leveraged ESOP shares released	—	110	—	—	—	110
Dividend reinvestment	—	52	(52)	—	—	—
Exercise of stock options	—	155	—	—	—	155
Net change in unearned ESOP shares	—	—	—	—	(586)	(586)
Repurchase of common stock	—	—	—	—	—	—
Stock based compensation	—	515	—	—	—	515
Balance at December 31, 2017	$46	$48,209	$63,648	$(1,191)	$(755)	$109,957
Net Income	—	—	11,228	—	—	11,228
Unrealized holding loss on investment securities net of tax of $242	—	—	—	(637)	—	(637)
Reclassification due to Accounting Standard Update (ASU 2016-01)	—	—	19	(19)	—	—
Cash dividend at $0.40 per common share	—	—	(2,163)	—	—	(2,163)
Net change of fair market value over cost of leveraged ESOP shares released	—	34	—	—	—	34
Dividend reinvestment	—	68	(68)	—	—	—
Shares issued for County First Merger	10	35,612	—	—	—	35,622
Net change in unearned ESOP shares	—	—	—	—	37	37
Repurchase of common stock	—	—	(70)	—	—	(70)
Stock based compensation	—	474	—	—	—	474
Balance at December 31, 2018	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	15,272	—	—	15,272
Unrealized holding gain on investment securities net of tax of $1,049	—	—	—	2,764	—	2,764
Reclassification due to reclassification of held-to-maturity securities to available-for-sale securities net of tax $223	—	—	—	587	—	587
Cash dividend at $0.50 per common share	—	—	(2,668)	—	—	(2,668)
Net change in fair market value below cost of leveraged ESOP shares released	—	(3)	—	—	—	(3)
Dividend reinvestment	—	122	(122)	—	—	—
Proceeds from private placement	3	10,629	—	—	—	10,632
Net change in unearned ESOP shares	—	—	—	—	116	116
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	329	—	—	—	329
Balance at December 31, 2019	$59	$95,474	$85,059	$1,504	$(602)	$181,494

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$15,272	$11,228	$7,208
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,130	1,405	1,010
Depreciation and amortization	1,637	1,679	1,598
Provision for loss on premises held for sale	1	—	—
Loans originated for resale	—	—	(2,529)
Proceeds from sale of loans originated for sale	—	—	2,823
Gain on sale of loans held for sale	—	—	(294)
Net (gains) losses on the sale of OREO	(188)	8	(43)
Gains on sales of investment securities	(226)	—	(175)
Unrealized (gain) loss on equity securities	(134)	81	—
Gain on sale of assets	—	(1)	(47)
Net amortization of premium/discount on investment securities	(96)	215	393
Net accretion of premiums and discounts	(864)	(750)	—
Amortization of core deposit intangible	688	784	—
Net change in right of use assets and lease liabilities	113	—	—
Increase in OREO valuation allowance	901	532	599
Increase in cash surrender value of bank owned life insurance	(885)	(898)	(773)
(Increase) decrease in deferred income tax benefit	(748)	(290)	1,887
Increase in accrued interest receivable	(62)	(34)	(532)
Stock based compensation	329	474	515
Net change due to (deficit) excess of fair market value over cost of leveraged ESOP shares released	(3)	33	110
Increase in net deferred loan costs	(696)	(96)	(689)
Increase in accrued expenses and other liabilities	660	1,360	322
(Increase) decrease in other assets	(2,139)	3,670	(1,281)
Net Cash Provided by Operating Activities	15,690	19,400	10,102

Cash Flows from Investing Activities
Purchase of AFS investment securities	(49,951)	(66,137)	(26,251)
Proceeds from redemption or principal payments of AFS investment securities	18,387	8,881	7,110
Purchase of HTM investment securities	(11,471)	(11,130)	(13,135)
Proceeds from maturities or principal payments of HTM investment securities	24,043	16,995	18,048
Proceeds from sale of HTM investment securities	—	—	4,947
Proceeds from sale of AFS investment securities	31,889	34,919	3,702
Net decrease (increase) of FHLB and FRB stock	374	3,659	(41)
Loans originated or acquired	(485,002)	(346,321)	(325,155)
Principal collected on loans	373,165	289,690	260,303
Purchase of premises and equipment	(808)	(1,777)	(779)
Proceeds from sale of OREO	2,912	996	1,300
Acquisition net cash acquired	—	32,287	—
Proceeds from disposal of asset	—	1,748	387
Net Cash Used in Investing Activities	(96,462)	(36,190)	(69,564)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities
Net increase in deposits	$82,208	$124,169	$67,412
Proceeds from long-term debt	35,000	20,000	10,000
Payments of long-term debt	(15,066)	(55,064)	(20,061)
Net (decrease) increase in short term borrowings	(30,000)	(52,500)	8,500
Exercise of stock options	—	—	155
Proceeds from private placement	10,632	—	—
Dividends paid	(2,668)	(2,163)	(1,804)
Net change in unearned ESOP shares	116	37	(586)
Repurchase of common stock	(17)	(70)	—
Net Cash Provided by Financing Activities	80,205	34,409	63,616
(Decrease) Increase in Cash and Cash Equivalents	$(567)	$17,619	$4,154

Cash and Cash Equivalents - January 1	33,036	15,417	11,263
Cash and Cash Equivalents - December 31	$32,469	$33,036	$15,417

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$18,914	$14,246	$10,001
Income taxes	$6,503	$3,494	$7,453

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$207	$387	$203
Transfer from loans to OREO	$3,567	$307	$3,634
Financed amount of sale of OREO	$280	$—	$200
Right-of-use assets acquired in the exchange for lease liability upon adoption of ASC 842	$8,933	$—	$—
Transfer from premises and equipment to premises and equipment held for sale	$430	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Transfer of held-to-maturity securities to available for sale securities	$83,128	$—	$—

Business Combination Non-Cash Disclosures
Assets acquired in business combination (net of cash received)	$—	$192,259	$—
Liabilities assumed in business combination	$—	$200,660	$—

See notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Community Financial Corporation and its wholly-owned subsidiary Community Bank of the Chesapeake (the “Bank”), and the Bank’s wholly-owned subsidiary Community Mortgage Corporation of Tri-County (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.
Accounting Changes and Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.
On January 1, 2018 the Company adopted Accounting Standards Update ("ASU") 2016-01 "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". In accordance with ASU 2016-01, the Company accounts for its investment in equity securities with a readily determinable fair value with unrealized gains and losses included in earnings. $19,000 was reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Retained Earnings.
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
On January 1, 2018, the Company completed the acquisition of County First Bank (“County First”) after regulatory approval and County First shareholder approvals were obtained. The Company’s assets increased to $1.6 billion during the first quarter of 2018. See Note 4 – Goodwill and Other Intangible Assets for additional information.
Use of Estimates
In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of OREO, the valuation of goodwill and deferred tax assets.
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located in the Fredericksburg area of Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Notes 2 and 3 discuss the types of securities and loans held by the Company. The Company does not have significant concentration in any one customer or industry.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. At December 31, 2019 the Company had no HTM securities. See Note 2 Securities for additional information. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2019 and 2018. Securities not classified as HTM or trading securities are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses included in noninterest income in the consolidated statements of income.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the estimated fair value of HTM and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers: (1)the length of time and the extent to which the fair value has been less than cost; (2)the financial condition and near-term prospects of the issuer; and (3)the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Investments in Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks are recorded at cost and are considered restricted as to marketability. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings.
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
Loans Held for Sale
The Company exited the residential mortgage origination line of business in April 2015 for individual owner occupied residential first mortgages and established third party sources to supply its residential whole loan portfolio. The Company continues to underwrite loans for non-owner occupied residential rental properties. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2019 and 2018, respectively, and sold no 1-4 family residential mortgage loans for the year ended December 31, 2019 and 2018.
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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. Purchased credit-impaired (“PCI”) loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Management estimates the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.
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

In 2019 the Bank entered into a Servicing and Intercreditor Agreement ("SIA") with a correspondent bank which allows us to offer interest rate protection to our customers. In most cases, the Bank is paid a referral fee for these transactions.
Allowance for Loan Losses and Impaired Loans
The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America and is in compliance with appropriate regulatory guidelines.
Management regularly evaluates the allowance for loan losses considering historical collection experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of a general and a specific component. The general component is based upon historical loss experience and a review of qualitative risk factors by portfolio segment (See Note 3 for a description of portfolio segments). The historical loss experience factor is tracked over various time horizons for each portfolio segment. Qualitative risk factors include trends by portfolio segment in charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth as well as an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.
The specific component of the allowance for loan losses relates to individual impaired loans with an identified impairment loss. The Company evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructured loans (“TDRs”) to determine whether a loan is impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In determining impairment, management considers payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, considering the length of the delay, the reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. Loans not impaired are included in the pool of loans evaluated in the general component of the allowance.

If a specific loan is deemed to be impaired, it is evaluated for impairment. Impairment is measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. For loans that have an impairment, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan. The Company will use the fair value of collateral if repayment is expected solely from the collateral.
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
Servicing
Servicing assets are recognized as separate assets when rights are acquired or retained through the purchase or sale of financial assets and are evaluated for impairment based upon the estimated fair value of the rights as compared to amortized cost. Servicing fee income is recorded over the servicing period. Servicing assets are not a significant asset of the Bank's operations.
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
The Company leases certain properties and land under operating leases. For leases in effect upon adoption of ASU 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

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
Other Real Estate Owned (“OREO”)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis. Subsequent to foreclosure, management performs periodic valuations, and the assets are carried at the lower of the initial recorded carrying value (initial cost basis) or estimated fair value less the cost to sell. Based on updated valuations, the Bank has the ability to reverse valuation allowances recorded up to the amount of the initial cost basis. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense. Gains or losses on disposition are included in noninterest expense.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1)the assets have been isolated from the Company; (2)the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3)the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually in the fourth quarter or on an interim basis if an event occurs or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 4 – Goodwill and Other Intangible Assets.
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 4 - Goodwill and Other Intangible Assets.
Business Combinations
U.S. GAAP requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. The Company determines the fair values of loans, core deposit intangible, and deposits with the assistance of a third-party vendor.
Loans acquired in business combinations are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans (ASC 310-30) and Non-PCI loans (ASC-310-20) and are recorded at fair value without the carryover of the related allowance for loan losses. For PCI loans, the excess of expected cash flows above the fair value will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-30. For Non-PCI loans, the total discount/premium will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.
On January 1, 2018, the Company completed its merger of County First Bank (“County First”) with and into the Bank, with the Bank as the surviving bank (the “Merger”). The aggregate merger consideration consisted of 918,526 shares of the Company’s common stock and $2.1 million in cash. Based upon the $38.78 per share price of the Company’s common stock, the transaction value was $37.7 million. The assets acquired, and liabilities assumed from County First were recorded at their fair value as of the closing date of the merger. Goodwill of $10.3 million was recorded at the time of the acquisition. As a result of refinements to the fair value mark on fixed assets, and deferred taxes, goodwill was $10.8 million at December 31, 2018 which is an increase of $558,236 from the goodwill estimated at the time of acquisition.

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
Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential dilutive common shares are determined using the treasury stock method and include incremental shares issuable upon the exercise of stock options and other share-based compensation awards. The Company excludes from the diluted EPS calculation anti-dilutive options, because the exercise price of the options was greater than the average market price of the common shares.
Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” On January 1, 2018, the Company adopted ASU 2014-9 and all subsequent ASUs that modified ASU 2014-9, which have been codified in ASC Topic 606. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
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
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as components of comprehensive income as a separate statement in the Consolidated Statements of Comprehensive Income. Additionally, the Company discloses accumulated other comprehensive income as a separate component in the equity section of the balance sheet.
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
The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Effective January 1, 2018, the Company adopted the new standard. The Company’s revenue streams that are in-scope from the update include: financed OREO sales, service charges on deposit accounts, including ATM fees and overdraft fees and wealth management income. Fees from customer contracts are assessed and collected as the transaction occurs. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities.
ASU 2016-01 became effective for us on January 1, 2018. Upon adoption, the new pronouncement did not have a significant impact on our consolidated statements of income as we had only one equity security that was valued at $4.4 million on January 1, 2018. The exit price observations for the loan portfolio are determined with the assistance of an independent third-party using its proprietary valuation model and methodology and may not reflect actual proceeds that we be received in the sale of the loans. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.
ASU 2016-02 - Leases (Topic 842). In February 2016, the FASB amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short term leases) at the commencement date (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged.
ASU 2016-02 was effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs.

Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized right-of-use assets and related lease liabilities of $10.2 million and $10.2 million, respectively. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11.
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the existing “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, HTM securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as currently required. The ASU also simplifies the accounting model for Purchase Credit Impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
The Company has formed a CECL committee with representation from various departments. The committee has selected a third-party vendor solution to assist us in the application of the ASU 2016-13. The committee is currently working through the implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The adoption of the ASU 2016-13 will result in a change in the amount of the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The committee is continuing to evaluate the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the company’s consolidated financial statements.
ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022, with earlier adoption permitted. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.
ASU 2016-15 – Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and did not have a material impact on the Company's consolidated financial statements.
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
ASU 2017-01 - Business Combinations (Topic 805) - Clarifying the Definition of a Business. ASU 2017-1 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements as the transaction to acquire County First Bank was already clearly within the scope of ASC 805 Business Combinations.

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
ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 was effective for us on January 1, 2019 and did not have a significant impact on our financial statements.
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
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under ASU 2018-02, entities may elect to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain accounting policy disclosures. We elected to adopt the provisions of ASU 2018-02 during the quarter ended December 31, 2017 resulting in a reclassification of $196,000 from accumulated other comprehensive loss to retained earnings to adjust the tax effect of items within accumulated other comprehensive loss to reflect the newly enacted federal corporate income tax rate. Refer to Note 12, Accumulated Other Comprehensive Income, for additional information.
ASU 2018-05 - Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 14 - Income Taxes.
ASU 2018-07 - Compensation-Stock Compensation (Topic 718). The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU was effective for us on January 1, 2019 and did not have a significant impact on our financial statements.
ASU 2018-13 - Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

ASU 2018-14 - Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-16 - Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 was effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

ASU 2019-04 - In April 2019, the FASB issued ASU No. 2019-04 which codifies improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Financial Instruments (Topic 825). With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, ASU 2019-04 clarifies the scope of the guidance for recognizing and measuring financial instruments, the requirement for remeasurement under ASC 820 when using the measurement alternative, which equity securities have to be remeasured at historical exchange rates, and certain disclosure requirements. The amendments to Topic 326 have the same effective dates as ASU 2016-13. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company's Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company's Consolidated Financial Statements.

ASU 2019-05 - Financial Instruments-Credit Losses (Topic 326). In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to HTM debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company plans to adopt ASU 2019-05 upon adoption of ASU 2016-13 unless an earlier adoption is permitted in an accounting update. The Company is evaluating the impact of electing the fair value option of ASU 2019-05 on the Company's Consolidated Financial Statements.

ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses. In November 2019, the FASB issued ASU 2019-11 to address issues raised by stakeholders during the implementation of ASU 2016-13. Among other narrow-scope improvements, ASU 2019-11 clarifies guidance around how to report expected recoveries and reinforces existing guidance that prohibits organizations from recording negative allowances for AFS debt securities. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13. Thus, ASU 2019-11 will be effective for us on January 1, 2023.

ASU 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

NOTE 2 – SECURITIES

In December 2019, the Company reclassified the entire HTM investment portfolio, totaling $83.1 million with unrealized holding gains of $810,000 to the AFS investments category. The reclassification resulted in an increase to accumulated other comprehensive income of $587,000 and to deferred tax liabilities of $223,000. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Based on accounting rules, the Bank will not be able to designate any securities as HTM securities for a period of time. Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. The Company's HTM portfolio was primarily comprised of asset-backed securities issued by GSEs and U.S. Agencies.

There were no HTM investment securities at December 31, 2019. Amortized cost and fair values of AFS investment securities at December 31, 2019 are summarized as follows:

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$35,351	$754	$13	$36,092
Residential Collateralized Mortgage Obligations ("CMOs")	145,479	1,839	386	146,932
U.S. Agency	9,671	122	60	9,733
Asset-backed securities issued by Others:
Residential CMOs	380	3	12	371
Callable GSE Agency Bonds	2,001	1	—	2,002
Certificates of Deposit Fixed	250	—	—	250
U.S. government obligations	1,490	—	1	1,489
Municipal bonds	11,491	—	173	11,318
Total investment securities available-for-sale	$206,113	$2,719	$645	$208,187

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$—	$4,669
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total investment securities	$210,991	$2,719	$645	$213,065

Amortized cost and fair values of AFS and HTM investment securities at December 31, 2018 are summarized as follows:

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$7,641	$1	$281	$7,361
Residential Collateralized Mortgage Obligations ("CMOs")	102,411	199	1,870	100,740
U.S. Agency	12,472	9	606	11,875
Total investment securities available-for-sale	$122,524	$209	$2,757	$119,976

Securities held-to-maturity (HTM)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$25,948	$75	$756	$25,267
Residential CMOs	52,375	64	1,360	51,079
U.S. Agency	10,508	7	404	10,111
Asset-backed securities issued by Others:
Residential CMOs	482	—	41	441
Callable GSE Agency Bonds	5,009	—	110	4,899
Certificates of deposit fixed	950	—	—	950
U.S. government obligations	999	—	1	998
Total investment securities held-to-maturity	$96,271	$146	$2,672	$93,745

Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$—	$4,428
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total investment securities	$223,432	$355	$5,429	$218,358
At December 31, 2019, and 2018 securities with an amortized cost of $47.4 million and $41.3 million were pledged to secure certain customer deposits. At December 31, 2018, securities with an amortized cost of $3.3 million were pledged as collateral for advances from the FHLB of Atlanta.
During the year ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with aggregate carrying values of $31.6 million. There were no sales of securities during the year ended December 31, 2018. During the year ended December 31, 2017, the Company recognized net gains on the sale of securities of $175,000. The Company sold three AFS securities with aggregate carrying values of $3.7 million and nine HTM securities with aggregate carrying values of $4.8 million, recognizing gains of $9,000 and $166,000, respectively. The sale of HTM securities was permitted under ASC 320 “Investments - Debt and Equity Securities.” The Company disposed of HTM securities using the safe harbor rule that allows for the sale of HTM securities that have principal reductions to less than 15% of original purchased par. ASC 320 10-25-15 indicates that a sale of a debt security after a substantial portion of the principal has been collected is equivalent to holding the security to maturity. In addition, the Company may dispose of HTM securities under ASC 320-10-25-6 due to a significant deterioration in the issues’ creditworthiness.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2019, the details of which are included in the following table. Although these securities, if sold at December 31, 2019 would result in a pretax loss of $645,000, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2019, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to other-than-temporary impairment were made during for the years ended December 31, 2019, 2018 and 2017.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2019 and 2018 were as follows:

December 31, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$15,215	$63	$39,689	$336	$54,904	$399
U.S. SBA Debentures	—	—	4,744	60	4,744	60
Asset-backed securities issued by Others	—	—	136	12	136	12
Municipal bonds	11,318	173	—	—	11,318	173
U.S. government obligations	1,489	1	—	—	1,489	1
	$28,022	$237	$44,569	$408	$72,591	$645

December 31, 2018	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$30,095	$163	$54,846	$2,594	$84,941	$2,757
	$30,095	$163	$54,846	$2,594	$84,941	$2,757
At December 31, 2019, and 2018 the AFS investment portfolio had an estimated fair value of $208.2 million and $120.0 million, of which $72.6 million and $84.9 million of the securities had some unrealized losses from their amortized cost, respectively.
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At December 31, 2019, and 2018 total unrealized losses on the portfolio were $645,000 and $2.8 million of the portfolio amortized cost of $206.1 million and $122.5 million, respectively. At December 31, 2019, and 2018 AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had an average life of 4.67 years and 4.32 years and an average duration of 4.22 years and 3.83 years, respectively. At December 31, 2019, AFS municipal bonds issued by states, political subdivisions, or agencies had the total amortized cost of $11.5 million with total unrealized losses of $173,000 and had an average life of 9.51 years and an average duration of 8.18 years. Management believes that the securities will either recover in market value or be paid off as agreed.

HTM Securities
Gross unrealized losses and estimated fair value by length of time that the individual HTM securities have been in a continuous unrealized loss position at December 31, 2018 were as follows:

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
At December 31, 2018 the HTM investment portfolio had an estimated fair value of $93.7 million, of which $83.0 million of the securities had some unrealized losses from their amortized cost. Of these securities, $82.6 million were asset-backed securities issued by GSEs and U.S. Agencies, and the remaining $441,000 were asset-backed securities issued by others.
HTM asset-backed securities issued by GSEs and GSE agency bonds are guaranteed by the issuer and HTM U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At December 31, 2018 total unrealized losses on the portfolio were $2.7 million of the portfolio amortized cost of $94.8 million. The securities with unrealized losses had an average life of 4.88 years and an average duration of 4.26 years.
HTM asset-backed securities issued by others are collateralized mortgage obligation securities. The securities have credit support tranches that absorb losses prior to the tranches that the Company owns. The Company reviews credit support positions on its securities regularly. At December 31, 2018 total unrealized losses on the asset-backed securities issued by others were $41,000 of the portfolio amortized cost of $482,000. HTM asset-backed securities issued by others with unrealized losses had an average life of 3.01 years and an average duration of 2.33 years.
Maturities
The amortized cost and estimated fair value of debt securities at December 31, 2019 by contractual maturity, are shown below. The Company has allocated the AFS securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2019	AFS
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Within one year	$41,949	$42,358
Over one year through five years	80,043	80,855
Over five years through ten years	66,972	67,651
After ten years	17,149	17,323
Total AFS securities	$206,113	$208,187

NOTE 3 – LOANS
Loans consist of the following:

	December 31, 2019				December 31, 2018
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	PCI	All other loans**	Total	% of Gross Loans

Commercial real estate	$1,738	$963,039	$964,777	66.34%	$1,785	$876,231	$878,016	65.18%
Residential first mortgages	—	167,710	167,710	11.53%	466	156,243	156,709	11.63%
Residential rentals	295	123,306	123,601	8.50%	897	123,401	124,298	9.23%
Construction and land development	—	34,133	34,133	2.35%	—	29,705	29,705	2.21%
Home equity and second mortgages	391	35,707	36,098	2.48%	72	35,489	35,561	2.64%
Commercial loans	—	63,102	63,102	4.34%	—	71,680	71,680	5.32%
Consumer loans	—	1,104	1,104	0.08%	—	751	751	0.06%
Commercial equipment	—	63,647	63,647	4.38%	—	50,202	50,202	3.73%
Gross loans	2,424	1,451,748	1,454,172	100.00%	3,220	1,343,702	1,346,922	100.00%
Net deferred costs (fees)	—	1,879	1,879	0.13%	—	1,183	1,183	0.09%
Total loans, net of deferred costs	$2,424	$1,453,627	$1,456,051		$3,220	$1,344,885	$1,348,105
Less: allowance for loan losses	—	(10,942)	(10,942)	-0.75%	—	(10,976)	(10,976)	-0.81%
Net loans	$2,424	$1,442,685	$1,445,109		$3,220	$1,333,909	$1,337,129
** All other loans include acquired Non-PCI pools.
At December 31, 2019 and 2018, the Bank’s allowance for loan losses totaled $10.9 million and $11.0 million, or 0.75% and 0.81%, respectively, of loan balances. Moderate organic loan growth, a continued decline in historical loss rates for the periods used to estimate the allowance, a reduction in specific loan loss allocations and improvements in certain qualitative factors lowered the allowance as a percentage of loans by six basis points at December 31, 2019 compared to December 31, 2018. Improvements to historical charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as delinquency and classified assets, were partially offset by increases in other qualitative factors, such as concentration to capital factors and portfolio growth. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.
Net deferred loan costs of $1.9 million at December 31, 2019 included deferred fees paid by customers of $3.3 million offset by deferred costs of $5.2 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs recorded in accordance with ASC 310-20. Net deferred loan costs of $1.2 million at December 31, 2018 included deferred fees paid by customers of $3.1 million offset by deferred costs of $4.3 million.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are made primarily within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At December 31, 2019 and 2018, the Company had no loans outstanding with foreign entities.

The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 8.9% and 5.9% of the CRE portfolio at December 31, 2019 and 2018, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At December 31, 2019 and 2018, the largest outstanding commercial real estate loans were $21.1 million and $21.5 million, respectively, which were secured by commercial real estate and performing according to their terms.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the years ended December 31, 2019 and 2018, the Bank purchased residential first mortgages of $41.0 million and $11.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $52.3 million or 3.6% of total gross loans of $1.45 billion at December 31, 2019 compared to $54.2 million or 4.0% of total gross loans of $1.35 billion at December 31, 2018.

The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2019, and 2018, the Bank serviced $32.9 million and $38.1 million, respectively, in residential mortgage loans for others.

At December 31, 2019, and 2018, the largest outstanding residential first mortgage loans were $3.0 million and $2.1 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of December 31, 2019, and 2018, $97.1 million and $96.6 million, respectively, were 1-4 family units and $26.5 million and $27.7 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have initial contractual loan payment periods ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $102.2 million or 7.0% of total gross loans of $1.45 billion at December 31, 2019 compared to $97.4 million or 7.2% of total gross loans of $1.35 billion at December 31, 2018.

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

At December 31, 2019 and 2018, the largest outstanding residential rental mortgage loan was $9.7 million and $10.0 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2019 and 2018.
Construction and Land Development
The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $34.1 million or 2.4% of total gross loans of $1.45 billion at December 31, 2019 compared to $29.7 million or 2.2% of total gross loans of $1.35 billion at December 31, 2018.
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

At December 31, 2019 and 2018, the largest outstanding construction and land development loans were $5.3 million and $2.5 million, respectively, which were secured by land in the Bank’s market area.
Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $36.1 million or 2.5% of total gross loans of $1.45 billion at December 31, 2019 compared to $35.6 million or 2.6% of total gross loans of $1.35 billion at December 31, 2018. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.
Commercial Loans
The Bank offers its business customers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The portfolio consists primarily of demand loans and lines of credit. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. Commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely.
The Bank’s commercial loan portfolio was $63.1 million or 4.3% of total gross loans of $1.45 billion at December 31, 2019 compared to $71.7 million or 5.3% of total gross loans of $1.35 billion at December 31, 2018. At December 31, 2019 and 2018, the largest outstanding commercial loans were $2.8 million and $4.2 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2019 and 2018.

Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.
Commercial Equipment Loans
These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security as determined by the Bank. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to repay the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.
The Bank’s commercial equipment portfolio was $63.6 million or 4.4% of total gross loans of $1.45 billion at December 31, 2019 compared to $50.2 million or 3.7% of total gross loans of $1.35 billion at December 31, 2018. At December 31, 2019 and 2018, the largest outstanding commercial equipment loans were $2.1 million and $2.5 million, respectively, which were secured by commercial real estate (located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2019 and 2018.
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of December 31, 2019 and 2018 were as follows:

(dollars in thousands)	December 31, 2019
	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,562	11	$1,687	5	$12,249	16
Residential first mortgages	—	—	830	3	830	3
Residential rentals	—	—	937	5	937	5
Construction and land development	—	—	—	—	—	—
Home equity and second mortgages	177	3	271	3	448	6
Commercial loans	1,807	2	1,320	1	3,127	3
Consumer loans	—	—	—	—	—	—
Commercial equipment	241	5	25	1	266	6
	$12,787	21	$5,070	18	$17,857	39

(dollars in thousands)	December 31, 2018
	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	8,474	11	6,158	6	14,632	17
Residential first mortgages	146	1	1,228	4	1,374	5
Residential rentals	260	2	703	3	963	5
Construction and land development	—	—	—	—	—	—
Home equity and second mortgages	147	2	—	—	147	2
Commercial loans	866	2	—	—	866	2
Consumer loans	—	—	—	—	—	—
Commercial equipment	1,259	5	41	2	1,300	7
	11,152	23	8,130	15	19,282	38

Non-accrual loans decreased $1.4 million from $19.3 million or 1.43% of total loans at December 31, 2018 to $17.9 million or 1.23% of total loans at December 31, 2019. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from non-accrual or charged-off loans is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until the loan returns to accrual status.
At December 31, 2019, non-accrual loans of $17.9 million included 39 loans, of which $15.0 million, or 84% represented 18 loans and seven customer relationships. At December 31, 2018, non-accrual loans of $19.3 million included 38 loans, of which $15.3 million, or 79% represented 13 loans and four customer relationships. During the year ended December 31, 2019, non-accrual loans decreased $1.4 million primarily as a result of a written off loan relationship. At December 31, 2019, $5.1 million (28%) of non-accrual loans were current with all payments of principal and interest with no impairment and $12.8 million (72%) of non-accrual loans were delinquent with specific valuation reserves $522,000.
Non-accrual loans at December 31, 2019 and 2018 included three and one TDRs totaling $1.4 million and $29,000, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $1.1 million from $12.2 million, or 0.91% of loans, at December 31, 2018 to $13.3 million, or 0.92% of loans, at December 31, 2019.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $11.7 million and $17.4 million at December 31, 2019 and 2018, respectively. Interest due but not recognized on these balances at December 31, 2019 and 2018 was $318,000 and $456,000, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $6.1 million and $1.9 million at December 31, 2019 and 2018, respectively. Interest due but not recognized on these balances at December 31, 2019 and 2018 was $302,000 and $81,000, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of December 31, 2019 and 2018 was as follows:

(dollars in thousands)	December 31, 2019
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$217	$10,563	$10,780	$1,738	$952,259	$964,777
Residential first mortgages	—	—	—	—	—	167,710	167,710
Residential rentals	—	—	—	—	295	123,306	123,601
Construction and land dev.	—	—	—	—	—	34,133	34,133
Home equity and second mtg.	98	23	177	298	391	35,409	36,098
Commercial loans	—	—	1,807	1,807	—	61,295	63,102
Consumer loans	—	—	—	—	—	1,104	1,104
Commercial equipment	52	159	231	442	—	63,205	63,647
Total	$150	$399	$12,778	$13,327	$2,424	$1,438,421	$1,454,172

(dollars in thousands)	December 31, 2018
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$677	$8,474	$9,151	$1,785	$867,080	$878,016
Residential first mortgages	—	66	146	212	466	156,031	156,709
Residential rentals	13	53	247	313	897	123,088	124,298
Construction and land dev.	—	—	—	—	—	29,705	29,705
Home equity and second mtg.	266	—	147	413	72	35,076	35,561
Commercial loans	—	—	866	866	—	70,814	71,680
Consumer loans	1	4	—	5	—	746	751
Commercial equipment	25	29	1,230	1,284	—	48,918	50,202
Total	$305	$829	$11,110	$12,244	$3,220	$1,331,458	$1,346,922
There were no loans greater than 90 days still accruing interest at December 31, 2019 and 2018, respectively.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at December 31, 2019 and 2018 were as follows:

(dollars in thousands)	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,914	$15,919	$4,788	$20,707	$417	$21,035	$813
Residential first mortgages	1,921	1,917	—	1,917	—	1,962	86
Residential rentals	941	937	—	937	—	967	56
Construction and land dev.	—	—	—	—	—	—	—
Home equity and second mtg.	524	510	—	510	—	519	23
Commercial loans	3,127	1,807	1,320	3,127	210	3,284	152
Consumer loans	—	—	—	—	—	—	—
Commercial equipment	808	585	203	788	201	826	35
Total	$28,235	$21,675	$6,311	$27,986	$828	$28,593	$1,165

(dollars in thousands)	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$27,835	$24,515	$3,025	$27,540	$326	$27,833	$1,275
Residential first mortgages	2,527	2,527	—	2,527	—	2,573	126
Residential rentals	1,745	1,745	—	1,745	—	1,792	85
Construction and land dev.	729	729	—	729	—	729	45
Home equity and second mtg.	294	288	—	288	—	291	13
Commercial loans	2,762	1,888	863	2,751	700	2,804	118
Consumer loans	1	—	1	1	1	1	—
Commercial equipment	1,315	1,121	178	1,299	153	1,354	31
Total	$37,208	$32,813	$4,067	$36,880	$1,180	$37,377	$1,693
TDRs, included in the impaired loan schedules above, as of December 31, 2019 and 2018 were as follows:

(dollars in thousands)	December 31, 2019		December 31, 2018
	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,420	3	$5,612	7
Residential first mortgages	64	1	66	1
Residential rentals	—	—	216	1
Construction and land development	—	—	729	2
Commercial loans	—	—	53	1
Commercial equipment	565	4	29	1
Total TDRs	$2,049	8	$6,705	13
Less: TDRs included in non-accrual loans	(1,399)	(3)	(29)	(1)
Total performing accrual TDR loans	$650	5	$6,676	12
TDRs decreased $4.7 million from $6.7 million at December 31, 2018 to $2.0 million at December 31, 2019. TDRs that are included in non-accrual are classified as non-accrual loans solely for the calculation of financial ratios. The Company had specific reserves of $87,000 on three TDRs totaling $88,000 at December 31, 2019 and $165,000 on one TDRs totaling $1.6 million at December 31, 2018. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing consisted of seven loans totaling $4.4 million. TDR loan principal curtailment was $236,000 for the year ended December 31, 2019. There was one TDR added during the year ended December 31, 2019 totaling $25,000. During the year ended December 31, 2018, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $3.9 million. TDR loan principal curtailment was $176,000 for the year ended December 31, 2018. There were zero TDRs added during the year ended December 31, 2018.
Performing TDRs as a percentage of outstanding TDRs at December 31, 2019 and 2018 were $650,000 or 31.7%, and $6.7 million or 99.6%, respectively. Interest income in the amount of $92,000 and $348,000 was recognized on outstanding TDR loans for the years ended December 31, 2019 and 2018, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2019 and 2018 was 4.51% and 5.08%, respectively.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses at and for the years ended December 31, 2019, 2018 and 2017, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Commercial real estate	$6,882	$(148)	$15	$649	$7,398
Residential first mortgages	755	—	—	(291)	464
Residential rentals	498	(53)	46	(94)	397
Construction and land development	310	(329)	—	292	273
Home equity and second mortgages	133	(28)	6	38	149
Commercial loans	1,482	(1,127)	40	691	1,086
Consumer loans	6	(5)	2	7	10
Commercial equipment	910	(685)	102	838	1,165
	$10,976	$(2,375)	$211	$2,130	$10,942

Purchase Credit Impaired**	$—	$—	$—	$—	$—
** There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

Year Ended	December 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,451	$(268)	$10	$689	$6,882
Residential first mortgages	1,144	(115)	—	(274)	755
Residential rentals	512	(84)	—	70	498
Construction and land development	462	—	—	(152)	310
Home equity and second mortgages	162	(7)	18	(40)	133
Commercial loans	1,013	(94)	189	374	1,482
Consumer loans	7	(2)	—	1	6
Commercial equipment	764	(647)	56	737	910
	$10,515	$(1,217)	$273	$1,405	$10,976

Year Ended	December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$5,212	$(217)	$63	$1,393	$6,451
Residential first mortgages	1,406	—	—	(262)	1,144
Residential rentals	362	(42)	—	192	512
Construction and land development	941	(26)	—	(453)	462
Home equity and second mortgages	138	(14)	1	37	162
Commercial loans	794	(13)	1	231	1,013
Consumer loans	3	(2)	—	6	7
Commercial equipment	1,004	(168)	62	(134)	764
	$9,860	$(482)	$127	$1,010	$10,515

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2019 and 2018, respectively.

	December 31, 2019				December 31, 2018
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$20,707	$942,332	$1,738	$964,777	$27,540	$848,691	$1,785	$878,016
Residential first mortgages	1,917	165,793	—	167,710	2,527	153,716	466	156,709
Residential rentals	937	122,369	295	123,601	1,745	121,656	897	124,298
Construction and land development	—	34,133	—	34,133	729	28,976	—	29,705
Home equity and second mortgages	510	35,197	391	36,098	288	35,201	72	35,561
Commercial loans	3,127	59,975	—	63,102	2,751	68,929	—	71,680
Consumer loans	—	1,104	—	1,104	1	750	—	751
Commercial equipment	788	62,859	—	63,647	1,299	48,903	—	50,202
	$27,986	$1,423,762	$2,424	$1,454,172	$36,880	$1,306,822	$3,220	$1,346,922

Allowance for loan losses:
Commercial real estate	$417	$6,981	$—	$7,398	$326	$6,556	$—	$6,882
Residential first mortgages	—	464	—	464	—	755	—	755
Residential rentals	—	397	—	397	—	498	—	498
Construction and land development	—	273	—	273	—	310	—	310
Home equity and second mortgages	—	149	—	149	—	133	—	133
Commercial loans	210	876	—	1,086	700	782	—	1,482
Consumer loans	—	10	—	10	1	5	—	6
Commercial equipment	201	964	—	1,165	153	757	—	910
	$828	$10,114	$—	$10,942	$1,180	$9,796	$—	$10,976
Credit Quality Indicators
Credit quality indicators as of December 31, 2019 and 2018 were as follows:
Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
	12/31/2019	12/31/2018	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Unrated	$102,695	$112,280	$2,075	$2,172	$38,139	$37,478
Pass	840,403	741,037	32,058	26,805	84,811	85,551
Special mention	—	—	—	—	—	—
Substandard	21,679	24,699	—	728	651	1,269
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$964,777	$878,016	$34,133	$29,705	$123,601	$124,298

(dollars in thousands)	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
	12/31/2019	12/31/2018	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Unrated	$16,754	$19,157	$26,045	$15,373	$185,708	$186,460
Pass	43,221	49,828	37,399	33,685	1,037,892	936,906
Special mention	—	—	—	—	—	—
Substandard	3,127	2,695	203	1,144	25,660	30,535
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$63,102	$71,680	$63,647	$50,202	$1,249,260	$1,153,901

(dollars in thousands)	Non-Commercial Portfolios **		Total All Portfolios
	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Unrated	$164,991	$146,889	$350,699	$333,349
Pass	38,718	44,441	1,076,610	981,347
Special mention	—	—	—	—
Substandard	1,203	1,691	26,863	32,226
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$204,912	$193,021	$1,454,172	$1,346,922
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity (Non-Commercial Portfolios)

(dollars in thousands)	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	12/31/2019	12/31/2018	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Performing	$167,710	$156,563	$35,921	$35,414	$1,104	$751
Nonperforming	—	146	177	147	—	—
Total	$167,710	$156,709	$36,098	$35,561	$1,104	$751
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

Management reviews credit quality indicators as part of its individual loan reviews on a quarterly basis. The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk grading scale, the level and trends of net nonperforming loans and delinquencies, the performance of TDRs and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process. Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans rated substandard, doubtful and loss as classified assets for regulatory and financial reporting.
Ratings 1 thru 6 - Pass
Ratings 1thru 6 have asset risks ranging from excellent low risk to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
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
Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $2.9 million and $3.9 million and a carrying value of $2.4 million and $3.2 million at December 31, 2019 and December 31, 2018, respectively. PCI loans represented 0.13% and 0.19% of total assets at December 31, 2019 and December 31, 2018, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. At acquisition, the difference between contractually required payments and the cash flows expected to be collected reflects estimated credit losses and is called the nonaccretable difference. In accordance with U.S. GAAP, there was no carryover of previously established allowance for loan losses from acquisition. In conjunction with the acquisition of County First, the PCI loan portfolio was accounted for at fair value as follows:

(dollars in thousands)	January 1, 2018
Contractual principal and interest at acquisition	$6,126
Nonaccretable difference	(1,093)
Expected cash flows at acquisition	5,033
Accretable yield	(516)
Basis in PCI loans at acquisition - estimated fair value	$4,517
A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2019 follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Accretable yield, beginning of period	$733	$—
Additions	—	516
Accretion	(354)	(230)
Reclassification from (to) nonaccretable difference	330	134
Other changes, net	(32)	313
Accretable yield, end of period	$677	$733
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second and fourth quarters of 2019 and the fourth quarter of 2018 and resulted in a reclassification of $330,000 and $134,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount. Also, based on the recast, future expected cash flows, not related to the reclassification, decreased $32,000 for the year ended December 31, 2019 and increased $313,000 for the year ended December 31, 2018.
The following is a summary of acquired and non-acquired loans as of December 31, 2019 and 2018:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2019%		December 31, 2018%
Acquired loans - performing	$74,654	5.13%	$103,667	7.70%
Acquired loans - purchase credit impaired ("PCI")	2,424	0.17%	3,220	0.24%
Total acquired loans	77,078	5.30%	106,887	7.94%
Non-acquired loans**	1,377,094	94.70%	1,240,035	92.06%
Gross loans	1,454,172	100.00%	1,346,922	100.00%
Net deferred costs (fees)	1,879	0.13%	1,183	0.09%
Total loans, net of deferred costs	$1,456,051		$1,348,105
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
At December 31, 2018 acquired performing loans, which totaled $103.7 million, included a $1.9 million net acquisition accounting fair market value adjustment, representing a 1.76% discount and PCI loans which totaled $3.2 million, included a $696,000 adjustment, representing a 17.77% discount.

Related Party Loans
Included in loans receivable were loans made to executive officers and directors or their related interests. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2019, 2018 and 2017, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors are summarized as follows:

(dollars in thousands)	At and For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$24,852	$26,476	$26,464
Loans and additions	1,845	46	3,699
Change in Directors' status	(10,452)	575	—
Repayments	(7,575)	(2,245)	(3,687)
Balance, end of period	$8,670	$24,852	$26,476
In addition, the Bank had outstanding loans of $5.4 million, $9.2 million and $10.4 million, respectively, for the years ended December 31, 2019, 2018 and 2017 to charitable and community organizations in which the Bank's executive officers and directors volunteer.
Loan Participations

The Bank sells portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank's sold participated loans with other lenders at December 31, 2019 and 2018 were $14.9 million and $24.6 million, respectively. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary.

The Bank's purchased participation loans from other lenders at December 31, 2019 and 2018 were $3.4 million and $11.9 million, respectively. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recognized core deposit intangible assets of $3.6 million with the acquisition of County First Bank. Core deposit intangible is amortized on an accelerated basis over its estimated life of 8 years. Amortization expense related to intangible assets totaled $688,000 and $784,000 for the years ended December 31, 2019 and 2018.
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of December 31, 2019	As of December 31, 2018

Goodwill	$10,835	$10,835

	As of December 31, 2019			As of December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Core deposit intangibles	$3,590	$(1,472)	$2,118	$3,590	$(784)	$2,806
Estimated amortization expense for other intangible for each of the next five years:

(dollars in thousands)
2020	$591
2021	495
2022	398
2023	302
2024	205
Thereafter	127
$2,118
Based upon an annual impairment analysis performed during the fourth quarter of 2019 and 2018, it was determined that goodwill is not impaired as of December 31, 2019 and 2018. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.
Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. No impairment charges were recorded for other intangible assets in any of the periods presented.

NOTE 5 - PREMISES AND EQUIPMENT AND LEASE COMMITMENTS
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2019 and 2018 follows:

(dollars in thousands)	December 31,
	2019	2018
Land	$4,406	$4,358
Building and improvements	25,001	25,198
Furniture and equipment	10,149	9,715
Automobiles	256	303
Total cost	39,812	39,574
Less accumulated depreciation	18,150	16,652
Premises and equipment, net	$21,662	$22,922
Operating Leases
Certain Bank facilities are leased under various operating leases. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. All of the leases in which the Company is the lessee are for branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet.  With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.
At December 31, 2019, the Company had lease liabilities totaling $8.5 million and right of use assets totaling $8.4 million related to these leases. Remaining lease terms range from 2 months to 25 years. The right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.
For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 18.8 years and the weighted average discount rate used in the measurement of operating leases was 3.50%. Operating lease cost for the year ended December 31, 2019 was $854,000 and cash paid for amounts included in the measurement of lease liabilities was $740,000.
The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby management did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company accounted for lease and non-lease components separately because such amounts are readily determinable under the lease contracts. ASC 842 allows a lessee to make an accounting policy election whereby short-term leases are not recognized on the balance sheet. However, the Company did not have any short-term leases upon adoption or during the year.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)
Lease payments due:
Within one year	$697
After one but within two years	670
After two but within three years	602
After three but within four years	612
After four but within five years	620
After five years	8,773
Total undiscounted cash flows	$11,974
Discount on cash flows	3,479
Total lease liability	$8,495
Certain Bank facilities are leased under various operating leases. Rent expense was $854,000, $974,000 and $761,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2019:

(dollar in thousands)
2020	$697
2021	670
2022	602
2023	612
2024	620
Thereafter	8,773
Total	$11,974
As of December 31, 2019, the Company had a small office condo held for sale with a fair value of $430,000 that was recorded as a non-recurring Level 3 asset. The Company recorded an impairment of $1,000 based on fair value of the of the property during the fourth quarter of 2019. During 2017, the Company sold property for net proceeds of $392,000 with a gain on sale of $47,000.

NOTE 6 - OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the allowance for losses. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of the activity follows.

(dollars in thousands)	Years Ended December 31,
	2019	2018
Balance at beginning of year	$8,111	$9,341
Additions of underlying property	3,567	307
Disposals of underlying property	(3,004)	(1,005)
Valuation allowance	(901)	(532)
Balance at end of period	$7,773	$8,111
During the year ended December 31, 2019, additions of $3.6 million consisted of $3.4 million for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new cost basis and $146,000 for residential lots. The Company disposed of commercial real estate for proceeds of $3.1 million and recognized a gain of $190,000. Residential lots were sold for $63,000 with a loss of $2,000 along with sales of commercial equipment for $35,000 for the year ended December 31, 2019. The Bank provided $280,000 in financing for the sale of a commercial building during the first quarter of 2019. The transaction qualified for full accrual sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
During the year ended December 31, 2018, additions of $307,000 consisted of $165,000 of capitalized costs to improve a development project and $142,000 for commercial real estate. The Company disposed of commercial real estate for proceeds of$807,000 and gains of $4,000 along with residential lots for proceeds of $190,000 and a loss of $12,000 for the year ended December 31, 2018.
The Company had no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process at December 31, 2019 and 2018.
Additions to the valuation allowances of $901,000, $532,000 and $600,000 were recorded to adjust properties to current appraised values for the years ended December 31, 2019, 2018 and 2017, respectively. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Expenses applicable to OREO assets included the following.

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Valuation allowance	$901	$532	$600
Losses (gains) on dispositions	(188)	8	(43)
Operating expenses	250	117	146
	$963	$657	$703

NOTE 7 - DEPOSITS
Deposits consist of the following:

(dollars in thousands)	December 31,
	2019	2018
Noninterest-bearing demand	$241,174	$209,378
Interest-bearing:
Demand	523,802	437,169
Money market deposits	283,438	266,160
Savings	69,254	69,893
Certificates of deposit	394,169	447,029
Total interest-bearing	1,270,663	1,220,251

Total Deposits	$1,511,837	$1,429,629
As of December 31, 2019, and 2018, there were $7.5 million and $7.9 million, respectively in deposit accounts held by executive officers and directors of the Bank and Company.
The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2019, and 2018 was $86.6 million and $117.2 million, respectively.
At December 31, 2019 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	December 31, 2019
Within one year	$309,043
Year 2	56,755
Year 3	15,830
Year 4	7,035
Year 5	5,506
$394,169
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits of $1,511.8 million. At December 31, 2018, the Bank had one customer deposit relationship that exceeded 2% of total deposits, totaling $158.8 million which represented 11.1% of total deposits of $1,429.6 million. The reported concentrations at December 31, 2019 and 2018 were with local municipal agencies.

NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT
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
Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-Rate	Fixed-Rate Convertible	Variable Convertible
December 31, 2019
Highest rate	2.92%	n/a	n/a
Lowest rate	1.00%	n/a	n/a
Weighted average rate	2.26%	n/a	n/a
Matures through	2036	n/a	n/a

December 31, 2018
Highest rate	2.92%	n/a	n/a
Lowest rate	1.00%	n/a	n/a
Weighted average rate	2.63%	n/a	n/a
Matures through	2036	n/a	n/a
Average rates of long-term debt and short-term borrowings were as follows:

(dollars in thousands)	At or for the Year Ended December 31,
	2019	2018
Long-term debt
Long-term debt outstanding at end of period	$40,370	$20,436
Weighted average rate on outstanding long-term debt	2.31%	2.84%
Maximum outstanding long-term debt of any month end	55,392	55,493
Average outstanding long-term debt	32,702	35,684
Approximate average rate paid on long-term debt	2.27%	2.39%

Short-term borrowings
Short-term borrowings outstanding at end of period	$5,000	$35,000
Weighted average rate on short-term borrowings	1.81%	2.51%
Maximum outstanding short-term borrowings at any month end	59,500	74,000
Average outstanding short-term borrowings	30,965	42,286
Approximate average rate paid on short-term borrowings	2.50%	1.81%
The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.
The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from six months to five years. The instruments are callable at the end of the initial period. As of December 31, 2019, and 2018, all fixed-rate convertible debt has passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.
Variable convertible advances have an initial variable rate based on a discount to LIBOR. As of December 31, 2019, there were no remaining fixed or variable convertible advances.
During the year ended December 31, 2019, the Bank paid off $15.1 million of maturing long-term debt and added five long-term fixed-rate advances totaling $35.0 million with one $15.1 million advance called in November 2019, $10.0 million maturing in 2020 at 1.85%, $3.0 million in 2021 at 1.70%, $2.0 million in 2022 at 1.69%, and $5.0 million in 2024 at 1.67%. During the year ended December 31, 2018, the Bank paid off $55.1 million of maturing long-term debt and added two $10.0 million fixed-rate advances maturing in 2020 at 2.81% and 2021 at 2.92%, respectively.

At December 31, 2019 and 2018, $40.4 million or 100% and $20.4 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019
	Fixed-Rate	Fixed-Rate Convertible	Variable Convertible	Total

Due in 2020	$20,000	$—	$—	$20,000
Due in 2021	13,000	—	—	13,000
Due in 2022	2,188	—	—	2,188
Due in 2023	—	—	—	—
Due in 2024	5,000	—	—	5,000
Thereafter	182	—	—	182
	$40,370	$—	$—	$40,370
The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. There were no daily advances as of December 31, 2019 and December 31, 2018. The Bank had short-term advances of $5.0 million and $35.0 million, respectively, at December 31, 2019 and 2018.
Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of one-to four-family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $538.8 million and $506.2 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, $578.7 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2019, FHLB lendable collateral was valued at $458.1 million. At December 31, 2019, the Bank had total lendable pledged collateral at the FHLB of $304.6 million of which $216.3 million was available to borrow in addition to outstanding advances of $45.4 million and letter of credit of $43.0 million. Unpledged lendable collateral was $153.5 million, bringing total available borrowing capacity to $369.8 million at December 31, 2019.
At December 31, 2018, $589.2 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2018, FHLB lendable collateral was valued at $466.0 million. At December 31, 2018, the Bank had total lendable pledged collateral at the FHLB of $298.6 million of which $213.1 million was available to borrow in addition to outstanding advances of $55.4 million. Unpledged lendable collateral was $167.4 million, bringing total available borrowing capacity to $380.5 million at December 31, 2018.
The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $7.7 million and $5.7 million under this agreement at December 31, 2019 and 2018, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $32.0 million and $22.0 million at December 31, 2019 and 2018. Additionally, the Bank has a $40.0 million repurchase credit facility. The repurchase facility requires the pledging of securities as collateral. No amounts were outstanding under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2019 and 2018.

NOTE 9 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)
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
NOTE 10 – SUBORDINATED NOTES
On February 6, 2015 the Company issued $23.0 million of unsecured 6.25% fixed-to-floating-rate subordinated notes due February 15, 2025 (“subordinated notes”). The subordinated notes qualified as Tier 2 regulatory capital and replaced SBLF Tier 1 capital. The subordinated notes were not listed on any securities exchange or included in any automated dealer quotation system and there was no market for the notes. The notes were unsecured obligations and were subordinated in right of payment to all existing and future senior debt, whether secured or unsecured. The notes were not guaranteed obligations of any of the Company’s subsidiaries. Interest accrued at a fixed per annum rate of 6.25% from and including the issue date to but excluding February 15, 2020. The subordinated notes were able to be redeemed in whole or in part on February 15, 2020. The redemption price was equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to the date of redemption.
On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses. On February 15, 2020, the Company used the proceeds and a cash dividend from the Bank to redeem the Company's outstanding $23.0 million of 6.25% fixed to floating rate subordinate notes.
NOTE 11 - REGULATORY CAPITAL
As of December 31, 2015, the Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On April 18, 2016, Community Bank of the Chesapeake, cancelled its stock in the Federal Reserve Bank of Richmond. This terminated its status as a member of the Federal Reserve System. As of that date, the Bank’s primary regulator became the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.
The Company continues to be subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”).
The Company and Bank are subject to the Basel III Capital Rules with full compliance with all of the final rule's requirements. In July 2013, the final rules were published (the “Basel III Capital Rules”) establishing a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer (“CCB”) was also established above the regulatory minimum capital requirements. This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
As of December 31, 2019, and 2018, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.
The Company’s and the Bank’s regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Common Equity		$181,494	$154,482	$202,604	$185,073
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core Deposit intangible (net of deferred tax liability)		(1,534)	(2,034)	(1,534)	(2,034)
AOCI (Gains) Losses		(1,504)	1,847	(1,504)	1,847
Common Equity Tier 1 Capital		167,621	143,460	188,731	174,051
TRUPs		12,000	12,000	—	—
Tier 1 Capital		179,621	155,460	188,731	174,051
Allowable Reserve for Credit Losses and Other Tier 2 Adjustments		10,993	11,027	10,993	11,027
Subordinated Notes		23,000	23,000	—	—
Tier 2 Capital		$213,614	$189,487	$199,724	$185,078

Risk-Weighted Assets ("RWA")		$1,508,352	$1,384,807	$1,506,766	$1,383,048

Average Assets ("AA")		$1,782,834	$1,635,594	$1,781,415	$1,632,846
2019 Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.11%	10.36%	12.53%	12.58%
Tier 1 Capital to RWA	8.50	11.91	11.23	12.53	12.58
Tier 2 Capital to RWA	10.50	14.16	13.68	13.26	13.38
Tier 1 Capital to AA (Leverage) (2)	n/a	10.08	9.50	10.59	10.66
(1) These are the fully phased-in ratios as of January 1, 2019 that include the minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB"). The phase-in period is more fully described in the footnote above.
(2) Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.
On February 15, 2020, the Company used the proceeds from a private placement offering and a cash dividend from the Bank to redeem the Company's outstanding $23.0 million of 6.25% fixed to floating rate subordinate notes. If the redemption of the subordinated notes had been effective as of December 31, 2019, this would have resulted in the Company's regulatory Tier 2 Risk-Based Capital decreasing to 12.64% If the redemption of the subordinated notes had been effective as of December 31, 2019, this would have resulted in the Bank's regulatory capital ratios decreasing to 11.66% for Common Tier 1 Capital and Tier 1 Capital, 12.39% for Tier 2 Risk-Based Capital and 9.86% for Leverage Capital.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the years ended December 31, 2019, 2018 and 2017.  Reclassification adjustments are recorded in non-interest income.

Years Ended	December 31, 2019			December 31, 2018			December 31, 2017
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains (losses) arising during period	$3,587	$987	$2,600	$(879)	$(242)	$(637)	$(103)	$(41)	$(62)
Reclassification adjustment for HTM to AFS securities	810	223	587	—	—	—	—	—	—
Reclassification adjustments	226	62	164	—	—	—	(8)	(3)	(5)
Other comprehensive income (loss)	$4,623	$1,272	$3,351	$(879)	$(242)	$(637)	$(111)	$(44)	$(67)
The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2019, 2018 and 2017.

	Year Ended Year Ended December 31,
	2019	2018	2017
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(1,847)	$(1,191)	$(928)
Other comprehensive income (loss)
Other comprehensive gains (losses), net of tax before reclassifications	2,600	(637)	(62)
Amounts reclassified for reclassification of HTM to AFS securities	587	—	—
Amounts reclassified from accumulated other comprehensive gain (loss)	164	—	(5)
Net other comprehensive income (loss)	$3,351	$(637)	$(67)
Reclassification due to Accounting Standard Updates (ASU 2016-01 & 2018-02)	—	(19)	(196)
End of period	$1,504	$(1,847)	$(1,191)
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

NOTE 13 - EARNINGS PER SHARE
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
As of December 31, 2019, 2018 and 2017, there were no options which were excluded from the calculation as their effect would be anti-dilutive, because the exercise price of the options was greater than the average market price of the common shares. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Net Income	$15,272	$11,228	$7,208

Average number of common shares outstanding	5,560,588	5,550,510	4,627,776
Dilutive effect of common stock equivalents	—	—	1,452
Average number of shares used to calculate diluted EPS	5,560,588	5,550,510	4,629,228

Earnings Per Common Share
Basic	$2.75	$2.02	$1.56
Diluted	2.75	2.02	1.56
NOTE 14 - INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$4,234	$2,810	$5,584
State	2,179	1,653	1,686
	6,413	4,463	7,270

Deferred
Federal	(547)	(202)	1,894
State	(201)	(88)	(7)
	(748)	(290)	1,887

Income tax expense	$5,665	$4,173	$9,157

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2019		2018		2017
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$4,397	21.00%	$3,234	21.00%	$5,728	35.00%
State taxes net of federal benefit	1,745	8.33%	1,281	8.32%	1,096	6.70%
Nondeductible expenses	103	0.49%	85	0.55%	255	1.56%
Nontaxable income	(277)	(1.31%)	(248)	(1.61%)	(376)	(2.30%)
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	—	0.00%	—	—%	2,740	16.74%
Other	(303)	(1.45%)	(179)	(1.16%)	(286)	(1.75%)
	$5,665	27.06%	$4,173	27.10%	$9,157	55.95%
Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense of $2.7 million.
The net deferred tax assets in the accompanying balance sheets include the following components:

	2019	2018
Deferred tax assets
Allowance for loan losses	$3,011	$3,020
Deferred compensation	3,239	2,676
Lease liability	2,338	—
OREO valuation allowance & expenses	457	355
Unrealized loss on investment securities	—	724
Depreciation	50	—
Other	189	144
	9,284	6,919
Deferred tax liabilities
Fair value adjustments for acquired assets and liabilities	115	65
FHLB stock dividends	109	109
Unrealized gain on investment securities	585	—
Right of use asset	2,307	—
Depreciation	—	52
	3,116	226

	$6,168	$6,693
The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the law (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changed U.S. tax law related to foreign operations, however, such changes do not currently impact the Company.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we calculated deferred tax assets and liabilities based upon the U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We analyzed certain aspects of the new law and refined our calculations based on this analysis and tax positions taken, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. We recognized a provisional net tax expense related to the calculation of our deferred tax assets and liabilities totaling $2.7 million.
The FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The Company early adopted this standard for the quarter ended December 31, 2017. See Notes 1 and 12 for further information.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118). SAB 118 indicated that a reporting entity must record a reasonable estimate in the first period in which it is possible to determine a reasonable estimate. Under SAB 118, reasonable estimates are considered “provisional amounts” that have to be updated when additional information becomes available and the evaluation and computation of the additional information is complete. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined. See Note 1 for further information.
Retained earnings at December 31, 2019 and 2018 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $330,000 at December 31, 2019 and 2018.
The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2016.
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
Stock-based compensation expense totaled $329,000, $474,000 and $515,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which consisted of grants of restricted stock and restricted stock units.
The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017. The fair value of the Company’s outstanding employee stock options was estimated on the date of grant using the Black-Scholes option pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The exercise price for options granted is set at the discretion of the committee administering the Plan but is not less than the market value of the shares as of the date of grant. An option’s maximum term is 10 years and the options vest at the discretion of the committee.

The following tables below summarize option activity and outstanding and exercisable options at and for the year ended December 31, 2017.

(dollars in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Life Remaining In Years
Outstanding at January 1, 2017	15,081	$27.70	$—	—
Exercised	(14,231)	27.70	134	—
Expired	(350)	27.70	—	—
Forfeited	(500)	27.70	—	—

Outstanding at December 31, 2017	—	$—	$—	—

Exercisable at December 31, 2017	—	$—	$—	—
The Company has outstanding restricted stock in accordance with the Plan. As of December 31, 2019 and 2018, unrecognized stock compensation expense was $304,000 and $430,000, respectively. The following tables summarize the unvested restricted stock awards outstanding at December 31, 2019 and 2018 respectively.

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	25,473	$28.76	32,809	$22.61	47,881	$20.41
Granted	6,524	31.82	10,662	36.43	6,752	30.20
Vested	(17,557)	25.83	(17,607)	21.85	(21,738)	20.13
Cancelled	—	—	(391)	27.69	(86)	20.75
Nonvested at end of year	14,440	$25.79	25,473	$28.76	32,809	$22.61
NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all its employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of the Company by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended December 31, 2019, 2018 and 2017 totaled $229,000, $124,000 and $242,000, respectively. As of December 31, 2019 and 2018, the ESOP held 156,451 and 161,173 allocated shares and 17,581 and 21,091 unallocated shares. The approximate market values of the shares were $6.2 million and $5.3 million, respectively as of December 31, 2019 and 2018. The estimated value was determined using the Company’s closing stock price of $35.57 and $29.24 per share as of December 31, 2019 and 2018, respectively. In addition, salary and employee benefit expense for the years ended December 31, 2019 and December 31, 2018 included an increase of $3,000 and a decrease of $33,000 for the net change of fair market value of leveraged ESOP shares allocated.
The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $602,000 and $718,000 at December 31, 2019 and 2018, respectively. Loan terms are at prime rate plus one-percentage point and amortize over seven (7) years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. During the year ended December 31, 2019, $155,000 or 4,815 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 3,271 shares of the Company’s common shares for $39,000 with promissory notes by the ESOP and $63,000 in cash during the first and third quarters of 2019, respectively. During the year ended December 31, 2018, $174,000 or 6,061 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 4,244 shares of the Company’s common shares for $137,000 with promissory notes by the ESOP during the third and fourth quarters of 2018.

The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2019, 2018 and 2017, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. For the years ended December 31, 2019, 2018 and 2017, the expense recorded for this plan totaled $488,000, $405,000 and $298,000, respectively.
The Company maintains a nonqualified deferred compensation plan for the Board of Directors and certain key employees under which each participant may elect to defer all or any portion of board fees or salary otherwise payable. Deferred amounts under this plan will be distributed to participants following termination of service or on a specified date in either lump sum or over a period of one to ten years, as elected by the participant. As of December 31, 2019, and 2018, the liability related to this plan was $2.2 million and $2.1 million, respectively.
The Company has a separate nonqualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $26,000, $35,000 and $29,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement until the expected retirement date. Expense recorded for the plans totaled $885,000, $1,109,000 and $637,000 for 2019, 2018 and 2017, respectively.
NOTE 17 -RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2019 and 2018, these reserve balances amounted to $6.0 million and $1.3 million, respectively.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2019, and 2018, the Bank had outstanding loan commitments, consisting of commitments issued to originate loans, of approximately $96.6 million and $56.8 million, respectively, excluding undisbursed portions of loans in process.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $22.3 million and $21.2 million at December 31, 2019 and 2018, respectively. In addition to the commitments noted above, customers had approximately $230.5 million and $211.5 million available under lines of credit at December 31, 2019 and 2018, respectively.

NOTE 19 - FAIR VALUE MEASUREMENTS
The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, impaired loans).
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
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 and December 31, 2018.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Securities Available for Sale
AFS investment securities are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Loans Receivable
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2019 and 2018, substantially all impaired loans were evaluated based upon the fair value of the collateral.

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
Premises and Equipment Held For Sale
Premises and equipment are adjusted to fair value upon transfer of the assets to premises and equipment held for sale. Subsequently, premises and equipment held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the asset as nonrecurring Level 2. When the fair value of premises and equipment is derived from an appraisal or a cash flow analysis, the Company records the asset as nonrecurring Level 3.
As of December 31, 2019, the Company had a small office condo held for sale with a fair value of $430,000 that was recorded as a non-recurring Level 3 asset.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of December 31, 2019 and December 31, 2018 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$36,092	$—	$36,092	$—
MBS	146,932	—	146,932	—
U.S. Agency	9,733	—	9,733	—
Asset-backed securities issued by others:
Residential CMOs	371	—	371	—
Callable GSE Agency Bonds	2,002	—	2,002	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,489	—	1,489	—
Municipal bonds	11,318	—	11,318	—
Total AFS securities	$208,187	$—	$208,187	$—

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$4,669	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
CMOs	$100,740	$—	$100,740	$—
MBS	7,361	—	7,361	—
U.S. Agency	11,875	—	11,875	—
Total AFS securities	$119,976	$—	$119,976	$—
Equity securities carried at fair value through income
CRA investment fund	$4,428	$—	$4,428	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 are included in the tables below.

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,371	$—	$—	$4,371
Commercial loans	1,110	—	—	1,110
Commercial equipment	2	—	—	2
Total loans with impairment	$5,483	$—	$—	$5,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$7,773	$—	$—	$7,773

(dollars in thousands)	December 31, 2018
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$2,699	$—	$—	$2,699
Commercial loans	163	—	—	163
Commercial equipment	25	—	—	25
Total loans with impairment	$2,887	$—	$—	$2,887
Other real estate owned	$8,111	$—	$—	$8,111
Loans with impairment have unpaid principal balances of $6.3 million and $4.1 million at December 31, 2019 and 2018, respectively, and include impaired loans with a specific allowance.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements.

December 31, 2019
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans with impairment	$5,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (13%)

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0%-50% (n/a%)

Other real estate owned	$7,773	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (18%)

December 31, 2018
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans with impairment	$2,887	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (29%)

Other real estate owned	$8,111	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0%-50% (14%)
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
Valuation Methodology
During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit prices when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. Fair values at December 31, 2019 and December 31, 2018 were measured using an “exit price” notion.
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
Loans receivable – The fair values for non-impaired loans are estimated using discounted cash flow analysis, applying interest rates currently being offered for loans with similar terms and credit quality. Internal prepayment risk models are used to adjust contractual cash flows.
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

The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2019			Fair Value Measurements
(dollars in thousands) Description of Asset	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$208,187	$208,187	$—	$208,187	$—
Investment securities - HTM
Equity securities carried at fair value through income	4,669	4,669	0	4,669	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,447	3,447	—	3,447	—
Loans Receivable	1,445,109	1,424,506	—	—	1,424,506
Accrued Interest Receivable	5,019	5,019	—	5,019	—
Investment in BOLI	37,180	37,180	—	37,180	—
Liabilities
Savings, NOW and money market accounts	$1,117,668	$1,117,668	$—	$1,117,668	$—
Time deposits	394,169	396,492	—	396,492	—
Short-term borrowings	5,000	5,007	—	5,007	—
Long-term debt	40,370	40,588	—	40,588	—
TRUPs	12,000	10,129	—	10,129	—
Subordinated notes	23,000	23,031	—	23,031	—

December 31, 2018			Fair Value Measurements
(dollars in thousands) Description of Asset	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$119,976	$119,976	$—	$119,976	$—
Investment securities – HTM	96,271	93,745	999	92,746	—
Equity securities carried at fair value through income	4,428	4,428	—	4,428	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,821	3,821	—	3,821	—
Loans Receivable	1,337,129	1,298,465	—	—	1,298,465
Accrued Interest Receivable	4,957	4,957	—	4,957	—
Investment in BOLI	36,295	36,295	—	36,295	—
Liabilities
Savings, NOW and money market accounts	$982,600	$982,600	$—	$982,600	$—
Time deposits	447,029	446,683	—	446,683	—
Short-term borrowings	35,000	35,016	—	35,016	—
Long-term debt	20,436	20,568	—	20,568	—
TRUPs	12,000	10,924	—	10,924	—
Subordinated notes	23,000	23,085	—	23,085	—
At December 31, 2019 and 2018, the Company had outstanding loan commitments of $96.6 million and $47.3 million, respectively, and standby letters of credit of $22.3 million and $21.2 million respectively. Additionally, at December 31, 2019 and 2018, customers had $230.5 million and $211.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 21 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY
Balance Sheets

(dollars in thousands)	December 31,
	2019	2018
Assets
Cash - noninterest bearing	$3,268	$4,246
Cash - interest bearing	10,759	—
Investment in wholly owned subsidiaries	202,976	185,445
Other assets	1,214	1,387
Total Assets	$218,217	$191,078

Liabilities and Stockholders' Equity
Current liabilities	$1,351	$1,224
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 6.25%	23,000	23,000
Total Liabilities	36,723	36,596

Stockholders' Equity
Common stock	59	56
Additional paid in capital	95,474	84,397
Retained earnings	85,059	72,594
Accumulated other comprehensive loss	1,504	(1,847)
Unearned ESOP shares	(602)	(718)
Total Stockholders’ Equity	181,494	154,482

Total Liabilities and Stockholders’ Equity	$218,217	$191,078
Condensed Statements of Income

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Interest and Dividend Income
Dividends from subsidiary	$4,500	$6,000	$7,500
Interest income	65	65	64
Interest expense	2,023	1,984	1,865
Net Interest Income	2,542	4,081	5,699
Miscellaneous expenses	(2,408)	(2,818)	(2,968)
Income before income taxes and equity in undistributed net income of subsidiary	134	1,263	2,731
Federal and state income tax benefit	954	1,078	1,583
Equity in undistributed net income of subsidiary	14,184	8,887	2,894
Net Income	$15,272	$11,228	$7,208

Condensed Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$15,272	$11,228	$7,208
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(14,184)	(8,887)	(2,894)
Stock based compensation	329	474	515
Decrease (increase) in other assets	163	3,109	(2,446)
(Increase) decrease in deferred income tax benefit	11	(6)	(29)
Increase (decrease) in current liabilities	126	(168)	327
Net Cash Provided by Operating Activities	1,717	5,750	2,681

Cash Flows from Investing Activities
Cash paid to acquire County First Bank	—	(2,120)	—
Net Cash Provided by Investing Activities	—	(2,120)	—

Cash Flows from Financing Activities
Dividends paid	(2,668)	(2,163)	(1,804)
Proceeds from public offering	10,632	—	—
Exercise of stock options	—	—	155
Net change in unearned ESOP shares	116	37	(586)
Repurchase of common stock	(17)	(70)	—
Net Cash Used in Financing Activities	8,063	(2,196)	(2,235)
Increase in Cash	9,780	1,434	446
Cash at Beginning of Year	4,246	2,812	2,366
Cash at End of Year	$14,026	$4,246	$2,812

NOTE 22 - QUARTERLY FINANCIAL COMPARISON (Unaudited)

(dollars in thousands)	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$18,279	$18,259	$18,118	$17,797
Interest expense	4,566	4,734	4,859	4,760
Net interest income	13,713	13,525	13,259	13,037
Provision for loan losses	805	450	375	500
Net interest income after provision	12,908	13,075	12,884	12,537

Noninterest income	2,213	1,239	1,253	1,061
Noninterest expense	9,488	9,224	9,116	8,405

Income before income taxes	5,633	5,090	5,021	5,193
Provision for income taxes	1,558	1,397	1,394	1,316
Net Income Available to Common Stockholders	$4,075	$3,693	$3,627	$3,877

Earnings Per Common Share (1)
Basic	$0.73	$0.66	$0.65	$0.70
Diluted	$0.73	$0.66	$0.65	$0.70

(dollars in thousands)	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$17,043	$16,484	$15,754	$15,892
Interest expense	4,217	3,724	3,343	3,002
Net interest income	12,826	12,760	12,411	12,890
Provision for loan losses	465	40	400	500
Net interest income after provision	12,361	12,720	12,011	12,390

Noninterest income	1,067	1,069	901	1,031
Noninterest expense	8,240	8,491	9,750	11,668

Income before income taxes	5,188	5,298	3,162	1,753
Provision for income taxes	1,371	1,441	828	533
Net Income Available to Common Stockholders	$3,817	$3,857	$2,334	$1,220

Earnings Per Common Share (1)
Basic	$0.69	$0.70	$0.42	$0.22
Diluted	$0.69	$0.70	$0.42	$0.22

(dollars in thousands)	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$13,573	$13,680	$13,395	$12,922
Interest expense	2,800	2,672	2,462	2,248
Net interest income	10,773	11,008	10,933	10,674
Provision for loan losses	30	224	376	380
Net interest income after provision	10,743	10,784	10,557	10,294

Noninterest income	993	1,157	1,043	848
Noninterest expense	7,739	7,442	7,521	7,352

Income before income taxes	3,997	4,499	4,079	3,790
Provision for income taxes	4,456	1,717	1,536	1,448
Net Income (Loss) Available to Common Stockholders	$(459)	$2,782	$2,543	$2,342

Earnings Per Common Share (1)
Basic	$(0.10)	$0.60	$0.55	$0.51
Diluted	$(0.10)	$0.60	$0.55	$0.51
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

(c)	Changes to Internal Control Over Financial Reporting
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item 1 – Election of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2020 (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2019, is incorporated herein by reference. For information concerning the executive officers of the Company, the information contained under the section captioned "Corporate Governance - Executive Officers" in the Proxy Statement is incorporated herein by reference.
For information regarding compliance with Section 16(a) of the Exchange Act, the cover page of this Annual Report on Form 10-K and the information contained under the section captioned “Other Information Relating to Directors and Executive Officer Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.
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
(d) Equity Compensation Plan Information
The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. There were no outstanding options issued under any plan as of December 31, 2019.
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
Item 14. Principal Accounting Fees and Services
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
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated as of July 31, 2017 by and among The Community Financial Corporation, Community Bank of the Chesapeake and County First Bank	Exhibit 2.1 to the Form 8-K as filed on August 1, 2017

3.1	Articles of Incorporation as Amended and Restated of The Community Financial Corporation	Exhibit 3.1 to the Form S-4 (Registration No. 333-220455).

3.2	Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on March 25, 2016

4.1	Amended and Restated Articles Supplementary establishing Senior Non-cumulative Perpetual Preferred Stock, Series C, of Tri-County Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on September 23, 2011.

4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on February 4, 2015

4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Exhibit 4.2 to the Form 8-K as filed on February 4, 2015

4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Form 8-K as filed on February 4, 2015

4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934	Filed herewith

10.4*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated	Exhibit 10.1 to the Form 8-K as filed on February 10, 2016

10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Exhibit 10.5 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.6*	Split Dollar Agreement with Michael L. Middleton	Exhibit 10.8 to the Form 10-K for the year ended December 31, 2000 as filed on March 30, 2001

10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

10.8*	Salary Continuation Agreement with Michael L. Middleton, dated September 6, 2003	Exhibit 10.13 to the Form 10-K for the year ended December 31, 2003 as filed on March 26, 2004

10.9*	First Amendment to the Salary Continuation Agreement, dated September 6, 2003, with Michael L. Middleton	Exhibit 10.20 to the Form 10-K for the year ended December 31, 2008 as filed on March 9, 2009

10.10*	Tri-County Financial Corporation 2005 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on April 11, 2005

10.11*	Amendment No. 1 to the Tri-County Financial Corporation 2005 Equity Compensation Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 30, 2007 as filed on November 13, 2007

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.26*	Form of Letter Agreement between Tri-County Financial Corporation and each of Michael L. Middleton, Gregory C. Cockerham and William J. Pasenelli	Exhibit 10.3 to the Form 8-K as filed on September 23, 2011

10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on March 25, 2015

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Exhibit 10.38 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.42*	Supplemental Executive Retirement Plan agreement, dated January 1, 2011, with Michael L. Middleton	Exhibit 10.42 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.43*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Michael L. Middleton dated January 12, 2004	Exhibit 10.43 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016.

10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Exhibit 10.44 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Exhibit 10.45 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

10.47*	Agreement dated March 25, 2016, by and between Community Financial Corporation and Basswood Capital Management, LLC	Exhibit 10.1 to the Form 8-K as filed on March 25, 2016

10.48*	Split Dollar Agreement with Gregory C. Cockerham dated April 5, 2011	Exhibit 10.48 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.49*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and Gregory C. Cockerham dated January 12, 2004	Exhibit 10.49 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.54*	Split Dollar Agreement with James F. Di Misa dated March 15, 2011	Exhibit 10.54 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

10.55*	Employment Agreement by and among Community Bank of the Chesapeake, William J. Pasenelli and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.56*	Employment Agreement by and among Community Bank of the Chesapeake, Todd L. Capitani and The Community Financial Corporation, as guarantor	Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.57*	Employment Agreement by and among Community Bank of the Chesapeake, James M. Burke and The Community Financial Corporation, as guarantor	Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.58*	Employment Agreement by and among Community Bank of the Chesapeake, Gregory C. Cockerham and The Community Financial Corporation, as guarantor	Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.59*	Employment Agreement by and among Community Bank of the Chesapeake, James F. Di Misa and The Community Financial Corporation, as guarantor	Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

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
Exhibit 10.17 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.72*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.73*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.74*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.75*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Gregory C. Cockerham	Exhibit 10.21 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.76*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James F. Di Misa	Exhibit 10.22 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.77*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

10.78*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019	Exhibit 10.78 to the Form 10-K for the year ended December 31, 2018 as filed on March 7, 2019

10.79*	Consulting Agreement, effective April 1, 2019, by and between Community Bank of the Chesapeake and James F. Di Misa	Exhibit 10.2 to the Form 8-K as filed on April 5, 2019

10.80*	Amendment 1 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, effective December 19, 2019	Exhibit 10.1 to the Form 8-K as filed on December 23, 2019

10.81*	Amended and Restated Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 8-K as filed on April 5, 2019

10.82*	Change in Control Agreement by and among Community Bank of the Chesapeake, John Chappelle and The Community Financial Corporation, as guarantor	Filed herewith

10.83*	Change in Control Agreement by and among Community Bank of the Chesapeake, B. Scot Ebron and The Community Financial Corporation, as guarantor	Filed herewith

10.84*	Change in Control Agreement by and among Community Bank of the Chesapeake, Lacey Pierce and The Community Financial Corporation, as guarantor	Filed herewith

10.85*	Change in Control Agreement by and among Community Bank of the Chesapeake, Patrick Pierce and The Community Financial Corporation, as guarantor	Filed herewith

10.86*	Change in Control Agreement by and among Community Bank of the Chesapeake, Talal Tay and The Community Financial Corporation, as guarantor	Filed herewith

14.0	Code of Ethics	Exhibit 14 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

21.0	List of Subsidiaries	Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

________________________________________
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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 4, 2020	By:	/s/ William J. Pasenelli
William J. Pasenelli President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Middleton	By:	/s/ William J. Pasenelli
	Michael L. Middleton		William J. Pasenelli
	Director, Chairman of the Board		Director, Vice-Chairman of the Board
	President and Chief Executive Officer		(Principal Executive Officer)
	Date: March 4, 2020		Date: March 4, 2020

By:	/s/ Todd L. Capitani	By:	/s/ Austin J. Slater, Jr.
	Todd L. Capitani		Austin J. Slater, Jr.
	Executive Vice President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
	Date: March 4, 2020		Date: March 4, 2020

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Kathryn M. Zabriskie
	Louis P. Jenkins, Jr.		Kathryn M. Zabriskie
	Director		Director
	Date: March 4, 2020		Date: March 4, 2020

By:	/s/ Mary Todd Peterson	By:	/s/ Joseph V. Stone, Jr.
	Mary Todd Peterson		Joseph V. Stone, Jr.
	Director		Director
	Date: March 4, 2020		Date: March 4, 2020

By:	/s/ Edward Lawrence Sanders, III	By:	/s/ M. Arshed Javaid
	Edward Lawrence Sanders, III		M. Arshed Javaid
	Director		Director
	Date: March 4, 2020		Date: March 4, 2020

By:	/s/ Kimberly C. Briscoe-Tonic
Kimberly C. Briscoe-Tonic
Director
Date: March 4, 2020